Form 10-Q
period 1995-03-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP II A; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-E; GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-G; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-H
filed 1995-05-18
CIK 824894, 826345, 833054, 833526, 842881, 850506, 851724, 854062

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1995

Commission File Number:
     II-A: 0-16388   II-C: 0-16981   II-E: 0-17320   II-G: 0-17802
     II-B: 0-16405   II-D: 0-16980   II-F: 0-17799   II-H: 0-18305

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
         -----------------------------------------------------
        (Exact name of Registrant as specified in its Articles)

                                           II-A 73-1295505
                                           II-B 73-1303341
                                           II-C 73-1308986
                                           II-D 73-1329761
                                           II-E 73-1324751
                                           II-F 73-1330632
                                           II-G 73-1336572
                Oklahoma                   II-H 73-1342476
     ------------------------------       --------------------
     (State or other jurisdiction         (I.R.S. Employer
   of incorporation or organization)      Identification No.)

            Two West Second Street, Tulsa, Oklahoma    74103
           -------------------------------------------------
         (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code: (918) 583-1791 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.

                          Yes   X      No
                               ----         ----

                    PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                  GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS
                                          March 31,  December 31,
                                            1995         1994
                                        ----------- -------------

CURRENT ASSETS:
  Cash and cash equivalents   . . . . .  $   555,062  $   793,694
  Accounts receivable:
   Oil and gas sales, including $120,160
     and $107,036 due from related
     parties (Note 2) . . . . . . . . .      758,899      829,056
                                         -----------  -----------
      Total current assets  . . . . . .  $ 1,313,961  $ 1,622,750

NET OIL AND GAS PROPERTIES, utilizing the
  successful efforts method . . . . . .    9,417,078   10,069,976

DEFERRED CHARGE . . . . . . . . . . . .      980,772      980,772
                                         -----------  -----------
                                         $11,711,811  $12,673,498
                                         ===========  ===========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . .  $   122,497  $   289,391
  Gas imbalance payable . . . . . . . .      217,949      217,949
                                         -----------   -----------
     Total current liabilities  . . . .  $   340,446  $   507,340

ACCRUED LIABILITY . . . . . . . . . . .  $   398,669  $   398,669

PARTNERS' CAPITAL (DEFICIT):
  General Partner and Managing Partner  ($   310,266)($   297,741)
  Unit Holders, issued and outstanding,
   484,283 units  . . . . . . . . . . .   11,282,962   12,065,230
                                         -----------  -----------
     Total Partners' capital  . . . . .  $10,972,696  $11,767,489
                                         -----------  -----------
                                         $11,711,811  $12,673,498
                                         ===========  ===========


                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                  GEODYNE PRODUCTION PARTNERSHIP II-A
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                              (Unaudited)



                                            1995         1994
                                         ----------   ----------
REVENUES:
  Oil and gas sales, including $194,222
    and $347,145 to related parties
    (Note 2)  . . . . . . . . . . . . .  $1,246,893   $1,637,446
  Interest income . . . . . . . . . . .       5,886        4,405
  Gain on sale of oil and gas properties      8,085        2,922
                                         ----------    ----------
                                         $1,260,864   $1,644,773

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .  $  475,793   $  560,074
  Production tax  . . . . . . . . . . .      79,878       98,242
  Depreciation, depletion, and amortiza-
   tion of oil and gas properties . . .     669,105      980,588
  General and administrative  . . . . .     141,881      167,819
                                         ----------   ----------
                                         $1,366,657   $1,806,723
                                         ----------   ----------

NET LOSS  . . . . . . . . . . . . . . . ($  105,793) ($  161,950)
                                         ==========   ==========
GENERAL PARTNER AND MANAGING PARTNER -
  NET INCOME  . . . . . . . . . . . . .  $   21,475   $   31,126
                                         ==========   ==========
UNIT HOLDERS - NET LOSS   . . . . . . . ($  127,268) ($  193,076)
                                         ==========   ==========
NET LOSS per unit . . . . . . . . . . . ($      .26) ($      .40)
                                         ==========   ==========
UNITS OUTSTANDING . . . . . . . . . . .     484,283      484,283
                                         ==========   ==========


                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                  GEODYNE PRODUCTION PARTNERSHIP II-A
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                              (Unaudited)




                                                1995          1994
                                             ----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss  . . . . . . . . . . . . . .      ($105,793) ($  161,950)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation, depletion, and amortization
     of oil and gas properties  . . . .        669,105      980,588
   Gain on sale of oil and gas properties    (   8,085) (     2,922)
   Decrease in accounts receivable  . .         70,157        8,081
   Decrease in accounts payable   . . .      ( 166,894) (    91,536)
                                              --------   ----------
  Net cash provided by operating activities   $458,490    $ 732,261

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .      ($ 25,005)  ($  82,219)
  Proceeds from sale of oil and gas
    properties . . . . . . . . . . . . .        16,883        2,922
                                              --------   ----------
  Net cash used by investing activities      ($  8,122) ($   79,297)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .      ($689,000) ($  685,000)
                                              --------   ----------
  Net cash used by financing activities      ($689,000) ($  685,000)
                                              --------   ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS    ($238,632)  ($  32,036)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD                                         793,694    1,046,726
                                              --------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD    $555,062   $1,014,690
                                              ========   ==========





                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                  GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                          March 31,  December 31,
                                            1995         1994
                                        -----------  ------------

CURRENT ASSETS:
  Cash and cash equivalents   . . . . .  $  379,044   $  623,450
  Accounts receivable:
   Oil and gas sales, including $45,767
     and $64,669 due from related
     parties (Note 2) . . . . . . . . .     588,232      572,547
                                         ----------   ----------
      Total current assets  . . . . . .  $  967,276   $1,195,997

NET OIL AND GAS PROPERTIES, utilizing the
  successful efforts method . . . . . .   6,356,886    6,932,761

DEFERRED CHARGE . . . . . . . . . . . .     173,300      173,300
                                         ----------   ----------
                                         $7,497,462   $8,302,058
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . .  $  111,540   $  222,404
  Gas imbalance payable . . . . . . . .      18,793       18,793
                                         ----------   ----------
     Total current liabilities  . . . .  $  130,333   $  241,197

ACCRUED LIABILITY . . . . . . . . . . .  $  369,296   $  369,296

PARTNERS' CAPITAL (DEFICIT):
  General Partner and Managing Partner ($ 234,290) ($ 222,879) Unit Holders, issued and outstanding,
   361,719 units  . . . . . . . . . . .   7,232,123    7,914,444
                                         ----------   ----------
     Total Partners' capital  . . . . .  $6,997,833   $7,691,565
                                         ----------   ----------
                                         $7,497,462   $8,302,058
                                         ==========   ==========


                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                  GEODYNE PRODUCTION PARTNERSHIP II-B
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                              (Unaudited)




                                             1995         1994
                                         ----------- ------------

REVENUES:
  Oil and gas sales, including $80,613 and
   $215,314 to related parties (Note 2)   $  939,063   $1,266,994
  Interest income . . . . . . . . . . .        4,412        2,582
  Gain (Loss) on sale of oil and gas
    properties . . . . . . . . . . . .   (    20,485)       3,388
                                          ----------   ----------
                                          $  922,990   $1,272,964

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .   $  354,205   $  376,597
  Production tax  . . . . . . . . . . .       54,963       76,563
  Depreciation, depletion, and amortization
   of oil and gas properties  . . . . .      580,632      779,586
  General and administrative  . . . . .      105,922      125,555
                                          ----------   ----------
                                          $1,095,722   $1,358,301
                                          ----------   ----------

NET LOSS  . . . . . . . . . . . . . . . ($  172,732)  ($   85,337)
                                         ==========   ===========
GENERAL PARTNER AND MANAGING PARTNER -
  NET INCOME  . . . . . . . . . . . . .  $   14,589    $   26,917
                                         ==========   ===========
UNIT HOLDERS - NET LOSS . . . . . . . . ($  187,321)  ($  112,254)
                                         ==========   ===========
NET LOSS per unit . . . . . . . . . . . ($      .52)  ($      .31)
                                         ==========   ===========
UNITS OUTSTANDING . . . . . . . . . . .     361,719       361,719
                                         ==========   ===========



                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                  GEODYNE PRODUCTION PARTNERSHIP II-B
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                              (Unaudited)



                                              1995         1994
                                          ----------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss  . . . . . . . . . . . . . .   ($172,732)   ($ 85,337)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation, depletion, and amortiza-
     tion of oil and gas properties . .     580,632      779,586
   (Gain) Loss on sale of oil and gas
     properties . . . . . . . . . . . .      20,485    (   3,388)
   (Increase) Decrease in accounts
     receivable . . . . . . . . . . . .   (  15,685)      40,364
   Decrease in accounts payable . . .     ( 110,864)   (  91,699)
                                           --------     --------
  Net cash provided by operating
    activities. . . . . . . . . . . . . .  $301,836     $639,526

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .   ($ 38,791)   ($ 72,292)
  Proceeds from sale of oil and gas
    properties . . . . . . . . . . . .       13,549        3,388
                                           --------     --------
  Net cash used by investing activities   ($ 25,242)   ($ 68,904)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .   ($521,000)   ($500,000)
                                           --------     --------
  Net cash used by financing activities   ($521,000)   ($500,000)
                                           --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS . . . . . . . . . . . . .   ($244,406)    $ 70,622

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD . . . . . . . . . . . . . .    623,450      597,221
                                           --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD $379,044     $667,843
                                           ========     ========



               The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                  GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED BALANCE SHEETS
                              (Unaudited)


                                ASSETS

                                          March 31,  December 31,
                                            1995         1994
                                         ----------  ------------

CURRENT ASSETS:
  Cash and cash equivalents   . . . . .  $  223,933   $  380,901
  Accounts receivable:
   General Partner  . . . . . . . . . .       3,640          -
   Oil and gas sales, including $29,203
     and $41,709 due from related parties
     (Note 2) . . . . . . . . . . . . .     252,709      288,238
                                         ----------   ----------
      Total current assets  . . . . . .  $  480,282   $  669,139

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method . . .     3,146,034    3,411,988

DEFERRED CHARGE . . . . . . . . . . . .     210,793      210,793
                                         ----------   ----------
                                         $3,837,109   $4,291,920
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . .  $   45,921   $   56,341
  Gas imbalance payable . . . . . . . .      42,677      104,939
                                         ----------   ----------
     Total current liabilities  . . . .  $   88,598   $  161,280

ACCRUED LIABILITY . . . . . . . . . . .  $  122,531   $  122,531

PARTNERS' CAPITAL (DEFICIT):
  General Partner and Managing Partner  ($   92,560) ($   84,153)
  Unit Holders, issued and outstanding,
   154,621 units  . . . . . . . . . . .   3,718,540    4,092,262
                                         ----------   ----------
     Total Partners' capital  . . . . .  $3,625,980   $4,008,109
                                         ----------   ----------
                                         $3,837,109   $4,291,920
                                         ==========   ==========


                 The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                  GEODYNE PRODUCTION PARTNERSHIP II-C
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                              (Unaudited)



                                             1995         1994
                                         ----------- ------------

REVENUES:
  Oil and gas sales, including $51,515 and
   $128,067 to related parties (Note 2)    $432,457     $580,618
  Interest income . . . . . . . . . . .       2,948        1,359
  Gain on sale of oil and gas properties      8,980          258
                                           --------     --------
                                           $444,385     $582,235

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .    $150,453     $160,081
  Production tax  . . . . . . . . . . .      22,889       38,510
  Depreciation, depletion, and amortization
   of oil and gas properties  . . . . .     264,990      318,795
  General and administrative  . . . . .      46,182       54,611
                                           --------     --------
                                           $484,514     $571,997
                                           --------     --------

NET INCOME (LOSS)   . . . . . . . . . .   ($ 40,129)    $ 10,238
                                           ========     ========
GENERAL PARTNER AND MANAGING PARTNER -
  NET INCOME  . . . . . . . . . . . . .    $  8,593     $ 13,264
                                           ========     ========
UNIT HOLDERS - NET LOSS . . . . . . . .   ($ 48,722)   ($  3,026)
                                           ========     ========
NET LOSS per unit . . . . . . . . . . .    ($   .32)   ($    .02)
                                           ========     ========
UNITS OUTSTANDING . . . . . . . . . . .     154,621      154,621
                                           ========     ========


               The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                  GEODYNE PRODUCTION PARTNERSHIP II-C
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                              (Unaudited)



                                             1995         1994
                                          ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) . . . . . . . . . .    ($ 40,129)    $ 10,238
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
   Depreciation, depletion, and amortiza-
     tion of oil and gas properties  . .     264,990      318,795
   Gain on sale of oil and gas properties  (   8,980)   (     258)
   Decrease in accounts receivable  . .       31,889       10,052
   Decrease in accounts payable   . . .    (  10,420)   (  17,069)
   Decrease in gas imbalance payable  .    (  62,262)         -
                                           ---------     --------
  Net cash provided by operating activities $175,088     $321,758

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .    ($  3,950)   ($ 30,698)
  Proceeds from sale of oil and gas
   properties . . . . . . . . . . . . .       13,894          258
                                            --------     --------
  Net cash provided (used) by investing
   activities   . . . . . . . . . . .  .    $  9,944    ($ 30,440)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .    ($342,000)   ($231,000)
                                            --------     --------
  Net cash used by financing activities    ($342,000)   ($231,000)
                                            --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS . . . . . . . . . . . . .    ($156,968)    $ 60,318

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD . . . . . . . . . . . . . . .      380,901      300,177
                                            --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  $223,933     $360,495
                                            ========     ========



              The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                  GEODYNE PRODUCTION PARTNERSHIP II-D
                        COMBINED BALANCE SHEETS
                              (Unaudited)


                                ASSETS

                                          March 31,  December 31,
                                            1995          1994
                                         ---------- -------------

CURRENT ASSETS:
  Cash and cash equivalents   . . . . .  $  420,753   $  563,613
  Accounts receivable:
   General Partner  . . . . . . . . . .       5,884          -
   Oil and gas sales, including $112,096
     and $121,780 due from related
     parties (Note 2). . . . . . . . .      582,628      697,345
                                         ----------   ----------
      Total current assets  . . . . . .  $1,009,265   $1,260,958

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method . . . .   6,632,892    7,261,978

DEFERRED CHARGE . . . . . . . . . . . .   1,048,947    1,048,947
                                         ----------   ----------
                                         $8,691,104   $9,571,883
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . .  $  171,314   $  195,236
  Gas imbalance payable . . . . . . . .      98,771      208,023
                                         ----------   ----------
     Total current liabilities  . . . .  $  270,085   $  403,259

ACCRUED LIABILITY . . . . . . . . . . .  $  222,635   $  222,635

PARTNERS' CAPITAL (DEFICIT):
  General Partner and Managing Partner ($ 122,781) ($ 111,528) Unit Holders, issued and outstanding,
   314,878 units  . . . . . . . . . . .   8,321,165    9,057,517
                                         ----------   ----------
     Total Partners' capital  . . . . .  $8,198,384   $8,945,989
                                         ----------   ----------
                                         $8,691,104   $9,571,883
                                         ==========   ==========


               The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                  GEODYNE PRODUCTION PARTNERSHIP II-D
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                              (Unaudited)




                                            1995         1994
                                         ----------   ----------
REVENUES:
  Oil and gas sales, including $151,962
   and $304,481 to related parties
   (Note 2). . . . . . . . . . . . . .   $1,063,337   $1,224,098
  Interest income . . . . . . . . . . .       4,578          642
  Gain on sale of oil and gas properties      9,291            -
                                         ----------   ----------
                                         $1,077,206   $1,224,740

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .  $  499,106   $  426,079
  Production tax  . . . . . . . . . . .      62,734       89,173
  Depreciation, depletion, and amortiza-
   tion of oil and gas properties  . . .    633,173      640,841
  General and administrative  . . . . .      93,798      110,703
                                         ----------   ----------
                                         $1,288,811   $1,266,796
                                         ----------   ----------

NET LOSS  . . . . . . . . . . . .       ($  211,605) ($   42,056)
                                          ==========  ==========
GENERAL PARTNER AND MANAGING PARTNER -
  NET INCOME  . . . . . . . . . . . .    $   14,747   $   23,531
                                          ==========  ==========
UNIT HOLDERS - NET LOSS . . . . . .     ($  226,352) ($   65,587)
                                          ==========  ==========
NET LOSS per unit . . . . . . . . . . . ($      .72) ($      .21)
                                          ==========  ==========
UNITS OUTSTANDING . . . . . . . . . . .      314,878     314,878
                                          ==========  ==========


                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                  GEODYNE PRODUCTION PARTNERSHIP II-D
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                              (Unaudited)



                                             1995         1994
                                           ---------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss  . . . . . . . . . . . . . .   ($211,605)   ($ 42,056)
  Adjustments to reconcile net loss to
   net cash provided by operating
   activities:
   Depreciation, depletion, and amortiza-
     tion of oil and gas properties  . .    633,173      640,841
   Gain on sale of oil and gas properties (   9,291)         -
   Decrease in accounts receivable  . .     108,833        3,559
   Decrease in accounts payable   . . .   (  23,922)   (  12,826)
   Decrease in gas imbalance payable  .   ( 109,252)         -
                                           --------     --------
  Net cash provided by operating
    activities . . . . . . . . . . . . .   $387,936     $589,518

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .   ($ 12,702)   ($ 22,340)
  Proceeds from sale of oil and gas
   properties . . . . . . . . . . . . .      17,906       -
                                           --------     --------
  Net cash provided (used) by investing
   activities . . . . . . . . . . . . .    $  5,204    ($ 22,340)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .   ($536,000)   ($482,000)
                                           --------     --------
  Net cash used by financing activities   ($536,000)   ($482,000)
                                           --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS   . . . . . . . . . . . .   ($142,860)    $ 85,178

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD . . . . . . . . . . . . . . .   563,613      147,215
                                           --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD $420,753     $232,393
                                           ========     ========



                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                  GEODYNE PRODUCTION PARTNERSHIP II-E
                        COMBINED BALANCE SHEETS
                              (Unaudited)


                                ASSETS

                                          March 31,  December 31,
                                            1995         1994
                                         ----------- ------------

CURRENT ASSETS:
  Cash and cash equivalents   . . . . .  $  177,495   $  260,348
  Accounts receivable:
   General Partner  . . . . . . . . . .       2,200          -
   Oil and gas sales, including $80,901
     and $90,940 due from related
     parties (Note 2) . . . . . . . . .     325,248      355,365
                                         ----------   ----------
      Total current assets  . . . . . .  $  504,943   $  615,713

NET OIL AND GAS PROPERTIES, utilizing the
  successful efforts method . . . . . .   6,586,152    7,062,612

DEFERRED CHARGE . . . . . . . . . . . .     438,881      438,881
                                         ----------   ----------
                                         $7,529,976   $8,117,206
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . .  $   75,349   $   97,077
  Gas imbalance payable . . . . . . . .      18,076       41,780
                                         ----------   ----------
     Total current liabilities  . . . .  $   93,425   $  138,857

ACCRUED LIABILITY . . . .  . . . . . .   $  180,097   $  180,097

PARTNERS' CAPITAL (DEFICIT):
  General Partner and Managing Partner ($ 112,183) ($ 104,398) Unit Holders, issued and outstanding,
   228,821 units  . . . . . . . . . . .   7,368,637    7,902,650
                                         ----------   ----------
     Total Partners' capital  . . . . .  $7,256,454   $7,798,252
                                         ----------   ----------
                                         $7,529,976   $8,117,206
                                         ==========   ==========


                 The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                  GEODYNE PRODUCTION PARTNERSHIP II-E
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                              (Unaudited)




                                             1995         1994
                                           ---------   ----------

REVENUES:
  Oil and gas sales, including $109,579
   and $223,478 to related parties
   (Note 2). . . . . . . . .. . . . . .    $551,228     $679,757
  Interest income . . . . . . . . . . .       1,955          826
  Gain on sale of oil and gas properties     15,034          622
                                           --------     --------
                                           $568,217     $681,205
COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .    $250,676     $238,855
  Production tax  . . . . . . . . . . .      48,838       58,282
  Depreciation, depletion, and amortization
   of oil and gas properties  . . . . .     485,127      525,224
  General and administrative  . . . . .      67,374       80,215
                                           --------     --------
                                           $852,015     $902,576
                                           --------     --------

NET LOSS  . . . . . . . . . . . . . . .   ($283,798)   ($221,371)
                                           ========     ========
GENERAL PARTNER AND MANAGING PARTNER -
  NET INCOME  . . . . . . . . . . . . .    $  5,215     $  9,940
                                           ========     ========
UNIT HOLDERS - NET LOSS . . . . . . . .   ($289,013)   ($231,311)
                                           ========     ========
NET LOSS per unit . . . . . . . . . . .   ($   1.26)   ($   1.01)
                                           ========     ========
UNITS OUTSTANDING . . . . . . . . . . .     228,821      228,821
                                           ========     ========


                  The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                  GEODYNE PRODUCTION PARTNERSHIP II-E
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                              (Unaudited)

                                             1995         1994
                                          ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss  . . . . . . . . . . . . . .   ($283,798)   ($221,371)
  Adjustments to reconcile net loss to
   net cash provided by operating
   activities:
   Depreciation, depletion, and amorti-
     zation of oil and gas properties.      485,127      525,224
   Gain on sale of oil and gas
     properties . . . . . . . . . . . .   (  15,034)   (     622)
   (Increase) Decrease in accounts
     receivable . . . . . . . . . . . .      27,917    (   8,935)
   Decrease in accounts payable   . . .   (  21,728)   (  31,925)
   Decrease in gas imbalance payable  .   (  23,704)         -
                                           --------    ----------
  Net cash provided by operating
    activities. . . . . . . . . . . . .    $168,780     $262,371

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .   ($  8,667)   ($  7,962)
  Proceeds from sale of oil and gas
    properties . . . . . . . . . . . .       15,034          622
                                           --------     --------
  Net cash provided (used) by investing
   activities   . . . . . . . . . . . .    $  6,367    ($  7,340)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .   ($258,000)   ($311,000)
                                           --------     --------
  Net cash used by financing activities   ($258,000)   ($311,000)
                                           --------     --------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS . . . . . . . . . . . . .   ($ 82,853)   ($ 55,969)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD . . . . . . . . . . . . . .     260,348      230,537
                                           --------     --------
CASH AND CASH EQUIVALENTS AT END OF
PERIOD  . . . . . . . . . . . . . . . .    $177,495     $174,568
                                           ========     ========


                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                  GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED BALANCE SHEETS
                              (Unaudited)


                                ASSETS

                                          March 31,  December 31,
                                            1995          1994
                                         ----------- ------------

CURRENT ASSETS:
  Cash and cash equivalents   . . . . .  $  246,610   $  237,397
  Accounts receivable:
   Oil and gas sales, including $57,888
     and $61,777 due from related
     parties (Note 2) . . . . . . . . .     261,052      321,964
                                         ----------   ----------
      Total current assets  . . . . . .  $  507,662   $  559,361

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method . . . .   6,038,499    6,309,820

DEFERRED CHARGE . . . . . . . . . . . .      98,251       98,251
                                         ----------   ----------
                                         $6,644,412   $6,967,432
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable, General Partner . .  $      254   $      -
  Accounts payable  . . . . . . . . . .      49,155       65,394
  Gas imbalance payable . . . . . . . .      43,583       43,583
                                         ----------    ----------
     Total current liabilities  . . . .  $   92,992   $  108,977

ACCRUED LIABILITY . . . . . . . . . . .  $   40,102   $   40,102

PARTNERS' CAPITAL (DEFICIT):
  General Partner and Managing Partner  ($   84,349) ($   80,063)
  Unit Holders, issued and outstanding,
   171,400 units  . . . . . . . . . . .   6,595,667    6,898,416
                                         ----------   ----------
     Total Partners' capital  . . . . .  $6,511,318   $6,818,353
                                         ----------   ----------
                                         $6,644,412   $6,967,432
                                         ==========   ==========


                 The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                  GEODYNE PRODUCTION PARTNERSHIP II-F
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                              (Unaudited)




                                             1995         1994
                                          ----------   ----------

REVENUES:
  Oil and gas sales, including $90,514
   and $213,077 to related parties
   (Note 2) . . . . . . . . . . . . . .    $437,303     $663,295
  Interest income . . . . . . . . . . .       1,923        1,976
  Gain on sale of oil and gas properties     14,859          389
                                           --------     --------
                                           $454,085     $665,660

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .    $140,760     $153,637
  Production tax  . . . . . . . . . . .      35,743       66,665
  Depreciation, depletion, and amortiza-
   tion of oil and gas properties . . .     260,387      428,551
  General and administrative  . . . . .      51,230       60,980
                                           --------     --------
                                           $488,120     $709,833
                                           --------     --------

NET LOSS  . . . . . . . . . . . . . . .   ($ 34,035)   ($ 44,173)
                                           ========     ========
GENERAL PARTNER AND MANAGING PARTNER -
  NET INCOME  . . . . . . . . . . . . .    $  8,714     $ 14,933
                                           ========     ========
UNIT HOLDERS - NET LOSS   . . . . . . .   ($ 42,749)   ($ 59,106)
                                           ========     ========
NET LOSS per unit . . . . . . . . . . .   ($    .25)   ($    .34)
                                           ========     ========
UNITS OUTSTANDING . . . . . . . . . . .     171,400      171,400
                                           ========     ========



                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                  GEODYNE PRODUCTION PARTNERSHIP II-F
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                              (Unaudited)



                                              1995        1994
                                           ---------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss  . . . . . . . . . . . . . .    ($ 34,035)   ($ 44,173)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation, depletion, and amortiza-
     tion of oil and gas properties  ..      260,387      428,551
   Gain on sale of oil and gas properties  (  14,859)   (     389)
   Decrease in accounts receivable  . .       60,912       18,602
   Decrease in accounts payable   . . .    (  15,985)   (  15,516)
                                            --------     --------
  Net cash provided by operating activities $256,420     $387,075

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .    ($  2,124)   ($ 15,084)
  Proceeds from sale of oil and gas
    properties  . . . . . . . . . . . .       27,917          389
                                            --------     --------
  Net cash provided (used) by investing
   activities   . . . . . . . . . . . .     $ 25,793    ($ 14,695)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .    ($273,000)   ($527,000)
                                            --------     --------
  Net cash used by financing activities    ($273,000)   ($527,000)
                                            --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS . . . . . . . . . . . . .     $  9,213    ($154,620)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD . . . . . . . . . . . . . . .    237,397      544,727
                                            --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  $246,610     $390,107
                                            ========     ========



                  The accompanying notes are an integral part of
                         these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                  GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                          March 31,  December 31,
                                            1995         1994
                                        ------------ ------------

CURRENT ASSETS:
  Cash and cash equivalents   . . . . .  $   539,858  $   492,117
  Accounts receivable:
     Oil and gas sales, including $122,177
      and $130,572 due from related
      parties (Note 2). . . . . . . . .      562,596      687,939
                                         -----------  -----------
      Total current assets  . . . . . .  $ 1,102,454  $ 1,180,056

NET OIL AND GAS PROPERTIES, utilizing the
  successful efforts method . . . . . .   13,470,085   14,057,651

DEFERRED CHARGE . . . . . . . . . . . .      219,078      219,078
                                         -----------  -----------
                                         $14,791,617  $15,456,785
                                         ===========  ===========


              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable, General Partner . .  $       531  $       -
  Accounts payable  . . . . . . . . . .      111,595      139,970
  Gas imbalance payable . . . . . . . .       94,414       94,414
                                        -----------   -----------
     Total current liabilities  . . . .  $   206,540  $   234,384

ACCRUED LIABILITY . . . . . . . . . . .  $    90,341  $    90,341

PARTNERS' CAPITAL (DEFICIT):
  General Partner and Managing Partner  ($   189,763)($   181,500)
  Unit Holders, issued and outstanding,
   372,189 units  . . . . . . . . . . .   14,684,499   15,313,560
                                        ------------  -----------
     Total Partners' capital  . . . . .  $14,494,736  $15,132,060
                                         -----------  -----------
                                         $14,791,617  $15,456,785
                                         ===========  ===========


                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                  GEODYNE PRODUCTION PARTNERSHIP II-G
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                              (Unaudited)




                                             1995         1994
                                         -----------  -----------

REVENUE:
  Oil and gas sales, including $191,115
   and $452,215 to related parties
   (Note 2) . . . . . . . . . . . . . .  $  970,570   $1,417,567
  Interest income . . . . . . . . . . .       4,062        4,078
  Gain on sale of oil and gas properties     35,951        1,082
                                         ----------   ----------
                                         $1,010,583   $1,422,727
COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .  $  309,846   $  339,525
  Production tax  . . . . . . . . . . .      81,178      142,166
  Depreciation, depletion, and amortiza-
   tion of oil and gas properties  .. .     567,571      948,028
  General and administrative  . . . . .     111,312      131,466
                                         ----------   ----------
                                         $1,069,907   $1,561,185
                                         ----------   ----------

NET LOSS  . . . . . . . . . . . . .     ($   59,324) ($  138,458)
                                          ==========  ===========
GENERAL PARTNER AND MANAGING PARTNER -
  NET INCOME  . . . . . . . . . . . . .  $   19,737   $   30,998
                                          ==========  ==========
UNIT HOLDERS - NET LOSS . . . . . . . . ($   79,061) ($  169,456)
                                          ==========  ==========
NET LOSS per unit . . . . . . . . . . . ($      .21) ($      .46)
                                          ==========  ==========
UNITS OUTSTANDING . . . . . . . . . . .      372,189     372,189
                                          ==========  ==========



                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                  GEODYNE PRODUCTION PARTNERSHIP II-G
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                              (Unaudited)



                                             1995         1994
                                          ----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss  . . . . . . . . . . . . . .    ($ 59,324) ($  138,458)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation, depletion, and amortiza-
     tion of oil and gas properties  . . .   567,571      948,028
   Gain on sale of oil and gas properties  (  35,951) (     1,082)
   Decrease in accounts receivable  . .      125,343       32,391
   Decrease in accounts payable   . . .    (  27,844) (    29,506)
                                            --------   ----------
  Net cash provided by operating activities $569,795   $  811,373

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .    ($  4,557) ($   32,608)
  Proceeds from sale of oil and gas
    properties                                60,503        1,082
                                            --------   ----------
  Net cash provided (used) by investing
   activities   . . . . . . . . . . . .     $ 55,946   ($  31,526)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .    ($578,000) ($  978,000)
                                           ----------   ----------
  Net cash used by financing activities    ($578,000) ($  978,000)
                                           ----------   ----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS . . . . . . . . . . . . .     $ 47,741  ($  198,153)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD. . . . . . . . . . . . . . . .      492,117    1,066,534
                                           ---------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  $539,858   $  868,381
                                            ========   ==========


                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                  GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED BALANCE SHEETS
                              (Unaudited)


                                ASSETS

                                          March 31,  December 31,
                                            1995         1994
                                         ----------- ------------

CURRENT ASSETS:
  Cash and cash equivalents . . . . . .  $  134,174   $  124,102
  Accounts receivable:
     Oil and gas sales, including $28,750
      and $30,807 due from related
      parties (Note 2). . . . . . . . .     137,014      166,834
                                         ----------   ----------
      Total current assets  . . . . . .  $  271,188   $  290,936

NET OIL AND GAS PROPERTIES, utilizing the
  successful efforts method . . . . . .   3,296,257    3,449,374

DEFERRED CHARGE . . . . . . . . . . . .      49,839       49,839
                                         ----------   ----------
                                         $3,617,284   $3,790,149
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable, General Partner . .  $      123   $      -
  Accounts payable  . . . . . . . . . .      25,156       33,996
  Gas imbalance payable . . . . . . . .      18,690       18,690
                                         ----------   ----------
     Total current liabilities  . . . .  $   43,969   $   52,686

ACCRUED LIABILITY . . . . . . . . . . .  $   22,681   $   22,681

PARTNERS' CAPITAL (DEFICIT):
  General Partner and Managing Partner  ($   44,372) ($   42,167)
  Unit Holders, issued and outstanding,
   91,711 units   . . . . . . . . . . .   3,595,006    3,756,949
                                         ----------   ----------
     Total Partners' capital  . . . . .  $3,550,634   $3,714,782
                                         ----------   ----------
                                         $3,617,284   $3,790,149
                                         ==========   ==========


                  The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                  GEODYNE PRODUCTION PARTNERSHIP II-H
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                              (Unaudited)




                                             1995         1994
                                          ---------     ---------
REVENUES:
  Oil and gas sales, including $45,006
   and $107,498 to related parties
   (Note 2)  . . . . . . . . . . . . . .   $237,311     $348,827
  Interest income . . . . . . . . . . .         962          941
  Gain on sale of oil and gas properties      8,250          368
                                           --------     --------
                                           $246,523     $350,136

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .    $ 73,253     $ 85,583
  Production tax  . . . . . . . . . . .      20,428       35,076
  Depreciation, depletion, and amortiza-
   tion of oil and gas properties . . .     147,554      228,159
  General and administrative  . . . . .      27,436       33,083
                                           --------     --------
                                           $268,671     $381,901
                                           --------     --------
NET LOSS  . . . . . . . . . . . . . . .   ($ 22,148)   ($ 31,765)
                                           ========     ========
GENERAL PARTNER AND MANAGING PARTNER -
  NET INCOME  . . . . . . . . . . . . .    $  4,795     $  7,538
                                           ========     ========
UNIT HOLDERS - NET LOSS . . . . . . . .   ($ 26,943)   ($ 39,303)
                                           ========     ========
NET LOSS per unit . . . . . . . . . . .   ($    .29)   ($    .43)
                                           ========     ========
UNITS OUTSTANDING . . . . . . . . . . .      91,711       91,711
                                           ========     ========


                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                  GEODYNE PRODUCTION PARTNERSHIP II-H
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                              (Unaudited)




                                             1995         1994
                                          ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss  . . . . . . . . . . . . . .   ($ 22,148)   ($ 31,765)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation, depletion, and amortiza-
     tion of oil and gas properties   . .   147,554      228,159
   Gain on sale of oil and gas properties (   8,250)   (     368)
   Decrease in accounts receivable  . .      29,820        7,380
   Decrease in accounts payable   . . .   (   8,717)   (   6,606)
                                           --------     --------
  Net cash provided by operating
    activities. . . . . . . . . . . . .    $138,259     $196,800

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .   ($  1,106)   ($  8,008)
  Proceeds from sale of oil and gas
    properties . . . . . . . . . . . . .     14,919          368
                                           --------     --------
  Net cash provided (used) by investing
   activities   . . . . . . . . . . . .    $ 13,813    ($  7,640)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .   ($142,000)   ($237,000)
                                           --------     --------
  Net cash used by financing activities   ($142,000)   ($237,000)
                                           --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS   . . . . . . . . . . . .    $ 10,072    ($ 47,840)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD . . . . . . . . . . . . .      124,102      255,564
                                           --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD $134,174     $207,724
                                           ========     ========



                The accompanying notes are an integral part of
                        these combined financial statements.

             GEODYNE ENERGY INCOME II LIMITED PARTNERSHIPS
         CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                            MARCH 31, 1995
                              (Unaudited)

1.   ACCOUNTING POLICIES
     -------------------

     The combined balance sheets as of March 31, 1995, combined statements of operations for the three months ended March 31, 1995 and 1994 and combined statements of cash flows for the three months ended March 31, 1995 and 1994 have been prepared by Geodyne Properties, Inc., ("Geodyne"), the General Partner of the Geodyne Energy Income II Limited Partnerships (collectively, the "Partnerships"), and are unaudited. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at March 31, 1995, the combined results of operations for the three months ended March 31, 1995 and 1994 and the combined cash flows for the three months ended March 31, 1995 and 1994.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1994. The results of operations for the period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

     The Unit Holders' net income or loss per unit is based upon each $100 initial capital contribution.

     OIL AND GAS PROPERTIES
     ----------------------

     The Partnerships follow the successful efforts method of accounting for their oil and gas properties. Under the successful efforts method, the Partnerships capitalize all property acquisition costs and development costs incurred in connection with the further development of oil and gas reserves. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions. The acquisition cost to the Partnerships of properties acquired by the General Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner. Leasehold impairment is recognized based upon an individual property assessment and exploratory experience. Upon discovery of commercial reserves, leasehold costs are transferred to producing properties.

     Depletion of the costs of producing oil and gas properties, amortization of related intangible drilling and development costs and depreciation of tangible lease and well equipment are computed on the unit-of-production method.

     When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are retired or sold, the difference between asset cost and salvage value is charged to accumulated depreciation.

     If net oil and gas properties recorded by a Partnership exceed the estimated undiscounted future net revenues of the properties, a provision to reduce the carrying value of oil and gas properties will be recorded for the excess amount.

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred by the General Partner. During the three months ended March 31, 1995 the following payments were made to the General Partner or its affiliates by the Partnerships:

                        Direct General            Administrative
     Partnership       and Administrative            Overhead
     -----------       ------------------        --------------
        II-A               $14,438                $127,443
        II-B                10,732                  95,190
        II-C                 5,494                  40,688
        II-D                10,935                  82,863
        II-E                 7,159                  60,215
        II-F                 6,126                  45,104
        II-G                13,368                  97,944
        II-H                 3,301                  24,135

     An affiliated company is the operator of certain of the Partnerships' properties and its policy is to bill the Partnerships for all customary charges and cost reimbursements associated with its activities, together with any compressor rental, consulting, or other services provided.

     The Partnerships sell gas to Premier Gas Company ("Premier"), an affiliate of the General Partner. The following is a summary of these sales and the amount of compensation Premier received from these sales during the three months ended March 31, 1995 and the amount of the Partnerships' accrued oil and gas sales due from Premier as of March 31, 1995 and December 31, 1994:

              3 Months Ended          As of               As of
              March 31, 1995      March 31, 1995    December 31, 1994
             ----------------     ---------------   ------------------
                                  Accrued Oil and   Accrued Oil and
          Gas Sales Compensation    Gas Sales          Gas Sales
          --------- ------------  ---------------     ---------------

    II-A  $194,222    $6,821          $120,160        $107,036
    II-B    80,613     2,883            45,767          64,669
    II-C    51,515     1,802            29,203          41,709
    II-D   151,962     5,293           112,096         121,780
    II-E   109,579     3,805            80,901          90,940
    II-F    90,514     3,145            57,888          61,777
    II-G   191,115     6,638           122,177         130,572
    II-H    45,006     1,562            28,750          30,807

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

    GENERAL
    -------

    The Partnerships were formed for the purpose of investing in the related Production Partnerships. The Production Partnerships are engaged in the business of acquiring and operating producing oil and gas properties located in the continental United States. In general, a Production Partnership acquired producing properties and did not engage in development drilling or enhanced recovery projects, except as an incidental part of the management of the producing properties acquired. Therefore, the economic life of each Partnership is limited to the period of time required to fully produce its acquired oil and gas reserves. The net proceeds from the oil and gas operations are distributed to the Unit Holders and General Partner in accordance with the terms of the Partnerships' Partnership Agreements.

    LIQUIDITY AND CAPITAL RESOURCES
    -------------------------------

    The Partnerships began operations and investors were assigned their rights as Unit Holders, having made capital contributions in the amounts and on the dates set forth below:

                                                          Unit
                     Date of                        Holder Capital
    Partnership      Activation                     Contributions
    -----------      ------------                  ----------------
      II-A          July 22, 1987                    $48,428,300
      II-B          October 14, 1987                  36,171,900
      II-C          January 14, 1988                  15,462,100
      II-D          May 10, 1988                      31,487,800
      II-E          September 27, 1988                22,882,100
      II-F          January 5, 1989                   17,140,000
      II-G          April 10, 1989                    37,218,900
      II-H          May 17, 1989                       9,171,100

     In general, the amount of funds available for acquisition of producing properties was equal to the capital contributions of the Unit Holders, less 15% for sales commissions and organization and management fees. All of the Partnerships have fully invested their capital contributions.

     Net proceeds from operations less necessary operating capital are distributed to Unit Holders on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. Over the last several years, the domestic energy industry and the Partnerships have contended with volatile, but generally low, oil and gas prices. Over the last few years, the oil and gas market appears to have moved from periods of relative stability in supply and demand to excess supply and/or weakened demand. These trends have led to the volatility in pricing and demand noted over the past years. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 1995 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations of the Partnerships.

     RESULTS OF OPERATIONS
     ---------------------

     An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables within "Results of Operations". Generally, the Production Partnerships' operations during the three months ended March 31, 1995 reflected a decrease in production of oil and natural gas and a decrease in the average price of natural gas sold. Refer to "Liquidity and Capital Resources" above for a discussion of factors impacting prices and production volumes.

     II-A PARTNERSHIP

     THREE MONTHS ENDED MARCH 31, 1995 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1994.

                                 Three Months ended March 31,
                                 ----------------------------
                                    1995             1994
                                    ----             ----
     Oil and gas sales              $1,246,893     $1,637,446
     Direct operating expenses      $  555,671     $  658,316
     Barrels produced                   34,094         37,140
     Mcf produced                      463,425        563,728
     Average price/Bbl              $    16.18     $    13.01
     Average price/Mcf              $     1.50     $     2.05

     Total oil and gas sales decreased 23.9% for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. As shown in the above table, this decrease was primarily due to decreases in the volumes of oil and natural gas sold and a decrease in the average price of natural gas sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 3,046 barrels and 100,303 Mcf, respectively, for the three months ended March 31, 1995 as compared to the similar period in 1994. The decrease in volumes of natural gas sold resulted primarily from declines in production from existing properties. Natural gas prices decreased to an average of $1.50 per Mcf for the three months ended March 31, 1995 from an average of $2.05 per Mcf for the three months ended March 31, 1994. Oil prices increased to an average of $16.18 per barrel for the three months ended March 31, 1995 from an average of $13.01 per barrel for the three months ended March 31, 1994.

     Direct operating expenses (lease operating expenses and production taxes) decreased by $102,645 for the three months ended March 31, 1995 as compared to the similar period in 1994 primarily due to the decrease in the volumes of oil and natural gas sold. As a percentage of total revenues, these expenses increased to 44.1% for the three months ended March 31, 1995 compared to 40.0% for the three months ended March 31, 1994 primarily due to a decrease in the average price of natural gas sold.

     Depreciation, depletion, and amortization of oil and gas properties decreased $311,483 for the three months ended March 31, 1995 as compared to the similar period in 1994 primarily due to the decrease in volumes sold and upward revisions of previous reserve estimates. As a percentage of total revenues, this expense decreased to 53.1% for the three months ended March 31, 1995 from 59.6% for the three months ended March 31, 1994. This decrease as a percentage of total revenues was primarily due to the upward revisions mentioned above, partially offset by the decrease in the average price of natural gas sold.

     General and administrative expenses decreased by $25,938 for the three months ended March 31, 1995 as compared to the similar period in 1994 primarily due to a decrease in audit and reserve study fees. As a percentage of total revenues, these expenses held relatively constant for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994.

     Cumulative cash distributions to the Unit Holders through March 31, 1995 were $35,026,357 or 72.33% of Unit Holders' contributions.

     II-B PARTNERSHIP

     THREE MONTHS ENDED MARCH 31, 1995 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1994.

                                Three Months ended March 31,
                                ---------------------------
                                       1995        1994
                                       ----        ----

     Oil and gas sales              $939,063  $1,266,994
     Direct operating expenses      $409,168  $  453,160
     Barrels produced                 25,070      27,795
     Mcf produced                    332,097     430,614
     Average price/Bbl              $  16.12  $    13.52
     Average price/Mcf              $   1.61  $     2.07

     Total oil and gas sales decreased 25.9% for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. As shown in the above table, this decrease was primarily due to a decrease in the volumes of oil and natural gas sold and a decrease in the average price of natural gas sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 2,725 barrels and 98,517 Mcf, respectively, for the three months ended March 31, 1995 as compared to the similar period in 1994. The decrease in volumes of natural gas sold resulted primarily from declines in production from existing properties. Natural gas prices decreased to an average of $1.61 per Mcf for the three months ended March 31, 1995 from an average of $2.07 per Mcf for the three months ended March 31, 1994. Oil prices increased to an average of $16.12 per barrel for the three months ended March 31, 1995 from an average of $13.52 per barrel for the three months ended March 31, 1994.

     Direct operating expenses (lease operating expenses and production taxes) decreased by $43,992 for the three months ended March 31, 1995 as compared to the similar period in 1994 primarily due to the decrease in the volumes of oil and natural gas sold during the three months ended March 31, 1995, partially offset by the fixed nature of certain direct operating expenses during the three months ended March 31, 1995. As a percentage of total revenues, these expenses increased to 44.3% for the three months ended March 31, 1995 compared to 35.6% for the three months ended March 31, 1994 primarily due to the fixed nature of certain direct operating expenses and the decrease in the average price of natural gas sold.

     Depreciation,  depletion,   and  amortization  of  oil   and  gas
properties decreased  $198,954 for  the three  months ended  March 31,

1995 as compared to the similar period in 1994 primarily due to the decrease in the volumes of oil and natural gas sold and upward revisions of previous reserve estimates. As a percentage of total revenues, these expenses remained relatively constant for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 due to the offsetting effects of the upward revisions mentioned above and the decrease in the average price of natural gas sold.

     General and administrative expenses decreased $19,633 for the three months ended March 31, 1995 as compared to the similar period in 1994 primarily due to a decrease in audit and reserve study fees. As a percentage of total revenues, these expenses remained relatively constant for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994.

     Cumulative cash distributions to the Unit Holders through March 31, 1995 were $25,235,916 or 69.77% of Unit Holders' contributions.

     II-C PARTNERSHIP

     THREE MONTHS ENDED MARCH 31, 1995 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1994.

                                Three Months ended March 31,
                                ----------------------------
                                     1995           1994
                                     ----           ----
     Oil and gas sales             $432,457       $580,618
     Direct operating expenses     $173,342       $198,591
     Barrels produced                 7,439          7,994
     Mcf produced                   196,633        237,524
     Average price/Bbl             $  16.75       $  13.91
     Average price/Mcf             $   1.57       $   1.98

     Total oil and gas sales decreased 25.5% for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. As shown in the above table, this decrease was primarily due to a decrease in the volumes of oil and natural gas sold and a decrease in the average price of natural gas sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 555 barrels and 40,891 Mcf, respectively, for the three months ended March 31, 1995 as compared to the similar period in 1994. The decrease in volumes of natural gas sold resulted primarily from declines in production from existing properties. Natural gas prices decreased to an average of $1.57 per Mcf for the three months ended March 31, 1995 from an average of $1.98 per Mcf for the three months ended March 31, 1994. Oil prices increased to an average of $16.75 per barrel for the three months ended March 31, 1995 from an average of $13.91 per barrel for the three months ended March 31, 1994.

     Direct operating expenses (lease operating expenses and production taxes) decreased by $25,249 for the three months ended March 31, 1995 as compared to the similar period in 1994 primarily due to the decrease in volumes sold during 1995. As a percentage of total revenues, these expenses increased to 39.0% for the three months ended March 31, 1995 from 34.1% for the three months ended March 31, 1994. The increase as a percentage of total revenues was primarily due to the decrease in the average price of natural gas sold.

     Depreciation, depletion, and amortization of oil and gas properties decreased $53,805 for the three months ended March 31, 1995 as compared to the similar period in 1994 primarily due to the decrease in the volumes of oil and natural gas sold. As a percentage of total revenues, this expense increased to 59.6% for the three months ended March 31, 1995 from 54.8% for the three months ended March 31, 1994. This increase as a percentage of total revenues was primarily due to the decrease in the average price of natural gas sold.

     General and administrative expenses decreased $8,429 for the three months ended March 31, 1995 as compared to the similar period in 1994 primarily due to a decrease in audit and reserve study fees. As a percentage of total revenues, these expenses remained relatively constant for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 primarily due to the decrease in the average price of natural gas sold.

     Cumulative cash distributions to the Unit Holders through March 31, 1995 were $10,692,686 or 69.15% of Unit Holders' contributions.

     II-D PARTNERSHIP

     THREE MONTHS ENDED MARCH 31, 1995 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1994.

                                 Three Months ended March 31,
                                  -----------------------------

                                       1995           1994
                                       ----           ----
     Oil and gas sales              $1,063,337     $1,224,098
     Direct operating expenses      $  561,840     $  515,252
     Barrels produced                   22,186         21,537
     Mcf produced                      515,183        482,073
     Average price/Bbl              $    16.14     $    12.94
     Average price/Mcf              $     1.37     $     1.96

     Total oil and gas sales decreased 13.1% for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. As shown in the above table, this decrease was primarily due to the decrease in the average price of natural gas sold, partially offset by an increase in the volumes of oil and natural gas sold and average price of oil sold. Volumes of oil and natural gas sold increased 649 barrels and 33,110 Mcf, respectively, for the three months ended March 31, 1995. Natural gas prices decreased to an average of $1.37 per Mcf for the three months ended March 31, 1995 from an average of $1.96 per Mcf for the three months ended March 31, 1994. Oil prices increased to an average of $16.14 per barrel for the three months ended March 31, 1995 from an average of $12.94 per barrel for the three months ended March 31, 1994.

     Direct operating expenses (lease operating expenses and production taxes) increased by $46,588 for the three months ended March 31, 1995 as compared to the similar period in 1994 primarily due to the increase in oil and natural gas volumes sold and workovers performed on one of the II-D Partnership's more significant wells. As a percentage of total revenues, these expenses increased to 52.2% for the three months ended March 31, 1995 from 42.1% for the three months ended March 31, 1994. The increase in these expenses as a percentage of total revenues was primarily due to the decrease in the average price of natural gas sold.

     Depreciation, depletion, and amortization of oil and gas properties remained relatively constant for the three months ended
March 31, 1995 as compared to the similar period in 1994. As a percentage of total revenues, this expense increased to 58.8% for the three months ended March 31, 1995 from 52.3% for the three months ended March 31, 1994. This increase as a percentage of total revenues was primarily due to the decrease in the average price of natural gas sold.

     General and administrative expenses decreased $16,905 for the three months ended March 31, 1995 as compared to the similar period in 1994 primarily due to a decrease in audit and reserve study fees. As a percentage of total revenues, these expenses remained relatively constant for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994.

     Cumulative cash distributions to the Unit Holders through March 31, 1995 were $20,244,903 or 64.29% of Unit Holders' contributions.

     II-E  PARTNERSHIP

     THREE MONTHS ENDED MARCH 31, 1995 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1994.

                               Three Months ended March 31,
                               ----------------------------
                                        1995       1994
                                        ----       ----
     Oil and gas sales              $551,228     $679,757
     Direct operating expenses      $299,514     $297,137
     Barrels produced                 14,913       16,899
     Mcf produced                    216,917      232,789
     Average price/Bbl              $  16.54     $  13.25
     Average price/Mcf              $   1.40     $   1.96

     Total oil and gas sales decreased 18.9% for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. As shown in the above table, this decrease was primarily due to a decrease in the volumes of oil and natural gas sold and a decrease in the average price of natural gas sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 1,986 barrels and 15,872 Mcf, respectively, for the three months ended March 31, 1995 as compared to the similar period in 1994. Natural gas prices decreased to an average of $1.40 per Mcf for the three months ended March 31, 1995 from an average of $1.96 per Mcf for the three months ended March 31, 1994. Oil prices increased to an average of $16.54 per barrel for the three months ended March 31, 1995 from an average of $13.25 per barrel for the three months ended March 31, 1994.

     Direct operating expenses (lease operating expenses and production taxes) remained relatively constant for the three months ended March 31, 1995 as compared to the similar period in 1994. As a percentage of total revenues, these expenses increased to 52.7% for the three months ended March 31, 1995 from 43.6% for the three months ended March 31, 1994 primarily due to the decrease in the average price of natural gas sold.

     Depreciation, depletion, and amortization of oil and gas properties decreased $40,097 for the three months ended March 31, 1995 as compared to the similar period in 1994 primarily due to the decrease in oil and natural gas volumes sold mentioned above. As a percentage of total revenues, this expense increased to 85.4% for the three months ended March 31, 1995 from 77.1% for the three months ended March 31, 1994. This increase as a percentage of total revenues was primarily due to a decrease in the average price of natural gas sold.

     General and administrative expenses decreased by $12,841 for the three months ended March 31, 1995 as compared to the similar period in 1994 primarily due to a decrease in audit and reserve study fees. As a percentage of total revenues, these expenses remained relatively constant for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994.

     Cumulative cash distributions to the Unit Holders through March 31, 1995 were $12,121,574 or 52.97% of Unit Holders' contributions.

     II-F PARTNERSHIP

     THREE MONTHS ENDED MARCH 31, 1995 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1994.

                                Three Months ended March 31,
                                ----------------------------
                                        1995           1994
                                        ----           ----
     Oil and gas sales              $437,303       $663,295
     Direct operating expenses      $176,503       $220,302
     Barrels produced                 13,726         16,287
     Mcf produced                    166,819        238,836
     Average price/Bbl              $  15.83       $  12.96
     Average price/Mcf              $   1.32       $   1.89


     Total oil and gas sales decreased 34.1% for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. As shown in the above table, this decrease was primarily due to the decrease in the volumes of oil and natural gas sold and average price of natural gas sold, partially offset by an increase in the
average  price  of oil  sold.   Volumes of  oil  and natural  gas sold
decreased 2,561 barrels and 72,017 Mcf, respectively, for the three months ended March 31, 1995 as compared to the similar period in 1994.
The decrease in the volumes of natural gas sold resulted primarily from prior period adjustments on one of the II-F Partnership's more significant wells during the three months ended March 31, 1995. Natural gas prices decreased to an average of $1.32 per Mcf for the three months ended March 31, 1995 from an average of $1.89 per Mcf for the three months ended March 31, 1994. Oil prices increased to an average of $15.83 per barrel for the three months ended March 31, 1995 from an average of $12.96 per barrel for the three months ended March 31, 1994.

     Direct operating expenses (lease operating expenses and production taxes) decreased by $43,799 for the three months ended March 31, 1995 as compared to the similar period in 1994 primarily due to the decrease in oil and natural gas volumes sold. As a percentage of total revenues, these expenses increased to 38.9% for the three months ended March 31, 1995 from 33.1% for the three months ended March 31, 1994. This increase as a percentage of total revenues was primarily due to the decrease in the average price of natural gas sold.

     Depreciation, depletion, and amortization of oil and gas properties decreased $168,164 for the three months ended March 31, 1995 as compared to the similar period in 1994 primarily due to the decrease in oil and natural gas volumes sold and upward revisions of previous reserve estimates. As a percentage of total revenues, this expense decreased to 57.3% for the three months ended March 31, 1995 from 64.4% for the three months ended March 31, 1994. This decrease as a percentage of total revenues was primarily due to upward reserve revisions, partially offset by the decrease in the average price of natural gas sold.

     General and administrative expenses decreased $9,750 for the three months ended March 31, 1995 as compared to the similar period in 1994 primarily due to a decrease in audit and reserve study fees. As a percentage of total revenues, these expenses remained relatively constant for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994.

     Cumulative cash distributions to the Unit Holders through March 31, 1995 were $10,802,051 or 63.02% of Unit Holders' contributions.

     II-G PARTNERSHIP

     THREE MONTHS ENDED MARCH 31, 1995 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1994.

                                      Three Months ended March 31,
                                      -----------------------------
                                        1995            1994
                                        ----            ----
     Oil and gas sales                $970,570       $1,417,567
     Direct operating expenses        $391,024       $  481,691
     Barrels produced                   28,888           34,154
     Mcf produced                      377,710          514,187
     Average price/Bbl                $  15.84       $    12.96
     Average price/Mcf                $   1.36       $     1.90

     Total oil and gas sales decreased 31.5% for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. As shown in the above table, this decrease was primarily due to decreases in the volumes of oil and natural gas sold and the average price of natural gas sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 5,266 barrels and 136,477 Mcf, respectively, for the three months ended March 31, 1995 as compared to the similar period in 1994. The decrease in the volumes of natural gas sold resulted primarily from prior period adjustments on one of the II-G Partnership's more significant wells during the three months ended March 31, 1995. Natural gas prices decreased to an average of $1.36 per Mcf for the three months ended March 31, 1995 from an average of $1.90 per Mcf for the three months ended March 31, 1994. Oil prices increased to an average of $15.84 per barrel for the three months ended March 31, 1995 from an average of $12.96 per barrel for the three months ended March 31, 1994.

     Direct operating expenses (lease operating expenses and production taxes) decreased by $90,667 for the three months ended March 31, 1995 as compared to the similar period in 1994 primarily due the decrease in the volumes of oil and natural gas sold during the three months ended March 31, 1995, partially offset by the fixed nature of certain direct operating expenses. As a percentage of total revenues, these expenses increased to 38.7% for the three months ended March 31, 1995 from 33.9% for the three months ended March 31, 1994. The increase in these expenses as a percentage of total revenues was primarily due to the decrease in the average price of natural gas sold and the fixed nature of certain direct operating expenses.

     Depreciation, depletion, and amortization of oil and gas properties decreased $380,457 for the three months ended March 31, 1995 as compared to the similar period in 1994 primarily due to the decrease in oil and natural gas volumes sold and upward revisions of a previous reserve estimate. As a percentage of total revenues, this expense decreased to 56.2% for the three months ended March 31, 1995 from 66.6% for the three months ended March 31, 1994. This decrease as a percentage of total revenues was primarily due to upward reserve revisions, partially offset by the decrease in the average price of natural gas sold.

     General and administrative expenses decreased by $20,154 for the three months ended March 31, 1995 as compared to the similar period in 1994 primarily due to a decrease in audit and reserve study fees. As a percentage of total revenues, these expenses remained relatively constant for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994.

     Cumulative cash distributions to the Unit Holders through March 31, 1995 were $21,937,371 or 58.94% of Unit Holders' contributions.

     II-H PARTNERSHIP

     THREE MONTHS ENDED MARCH 31, 1995 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1994.

                                  Three Months ended March 31,
                                   -----------------------------
                                        1995          1994
                                        ----          ----
     Oil and gas sales              $237,311       $348,827
     Direct operating expenses      $ 93,681       $120,659
     Barrels produced                  6,713          7,970
     Mcf produced                     94,679        128,138
     Average price/Bbl              $  15.85       $  12.96
     Average price/Mcf              $   1.38       $   1.92

     Total oil and gas sales decreased 32.0% for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. As shown in the above table, this decrease was primarily due to a decrease in the volumes of oil and natural gas sold and a decrease in the average price of natural gas sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 1,257 barrels and 33,459 Mcf, respectively, for the three months ended March 31, 1995 as compared to the similar period in 1994. The decrease in the volumes of natural gas sold resulted primarily from prior period adjustments on one of the II-H
Partnership's  more significant  wells during  the three  months ended

March 31, 1995. Natural gas prices decreased to an average of $1.38 per Mcf for the three months ended March 31, 1995 from an average of $1.92 per Mcf for the three months ended March 31, 1994. Oil prices increased to an average of $15.85 per barrel for the three months ended March 31, 1995 from an average of $12.96 per barrel for the three months ended March 31, 1994.

     Direct operating expenses (lease operating expenses and production taxes) decreased by $26,978 for the three months ended March 31, 1995 as compared to the similar period in 1994 primarily due to the decrease in the volumes of oil and natural gas sold. As a percentage of total revenues, these expenses increased to 38.0% for the three months ended March 31, 1995 from 34.5% for the three months ended March 31, 1994. The increase in these expenses as a percentage of total revenues was primarily due to the decrease in the average price of natural gas sold.

     Depreciation, depletion, and amortization of oil and gas properties decreased $80,605 for the three months ended March 31, 1995 as compared to the similar period in 1994 primarily due to the decrease in the volumes of oil and natural gas sold and several properties having been significantly depleted leaving a smaller basis to deplete. As a percentage of total revenues, this expense decreased to 59.9% for the three months ended March 31, 1995 from 65.2% for the three months ended March 31, 1994. This decrease as a percentage of total revenues was primarily due to several properties having been significantly depleted leaving a smaller basis to deplete, partially offset by the decrease in the average price of natural gas sold.

     General and administrative expenses decreased $5,647 for the three months ended March 31, 1995 as compared to the similar period in 1994 primarily due to a decrease in audit and reserve study fees. As a percentage of total revenues, these expenses held relatively constant for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994.

     Cumulative cash distributions to the Unit Holders through March 31, 1995 were $5,056,364 or 55.13% of Unit Holders' contributions.

                      PART II:  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          None

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H

                              (Registrant)


                         By:  GEODYNE PROPERTIES, INC.

                              General Partner




Date:     May 18, 1995     By:      /s/Dennis R. Neill
                               -------------------------
                                 (Signature)
                                 Dennis R. Neill
                                 Senior Vice President
                                 and Director



Date:     May 18, 1995     By:  /s/Drew S. Phillips
                               ------------------------
                               (Signature)
                               Drew S. Phillips
                               Vice President - Accounting
                               Principal Accounting Officer