Form 10-Q
period 1995-06-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP II A; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-E; GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-G; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-H
filed 1995-08-15
CIK 824894, 826345, 833054, 833526, 842881, 850506, 851724, 854062

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1995

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
                                             II-F 73-1330632
                                             II-G 73-1336572
          Oklahoma                           II-H 73-1342476

------------------------------         -----------------------------
(State or other jurisdiction      (I.R.S. Employer Identification No.)
of incorporation or organization)


            Two West Second Street, Tulsa, Oklahoma    74103
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

                          Yes   X      No ___

                    PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                  GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS
                                          June 30,   December 31,
                                            1995         1994
                                        ----------- -------------

CURRENT ASSETS:
  Cash and cash equivalents   . . . . .  $   389,625 $   793,694
  Accounts receivable:
   Oil and gas sales, including $122,379
     and $107,036 due from related
     parties (Note 2)                        760,060     829,056
                                        -----------  -----------
      Total current assets  . . . . . .  $ 1,149,685 $ 1,622,750

NET OIL AND GAS PROPERTIES, utilizing the
  successful efforts method . . . . . .    8,909,298  10,069,976

DEFERRED CHARGE . . . . . . . . . . . .    1,266,588     980,772
                                        -----------  -----------
                                        $11,325,571  $12,673,498
                                        ===========  ===========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . .  $   187,764 $   289,391
  Gas imbalance payable . . . . . . . .      217,949     217,949
                                          -----------  -----------
     Total current liabilities  . . . .  $   405,713 $   507,340

ACCRUED LIABILITY . . . . . . . . . . .  $   514,849 $   398,669

PARTNERS' CAPITAL (DEFICIT):
  General Partner and Managing Partner   ($  317,312) ($ 297,741)
  Unit Holders, issued and outstanding,
   484,283 units  . . . . . . . . . . .   10,722,321  12,065,230
                                         -----------  -----------
     Total Partners' capital  . . . . .  $10,405,009 $11,767,489
                                        -----------  -----------
                                         $11,325,571 $12,673,498
                                         ===========  ===========

                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                  GEODYNE PRODUCTION PARTNERSHIP II-A
                   COMBINED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                              (Unaudited)

                                            1995         1994
                                         ----------   ----------
REVENUES:
  Oil and gas sales, including $180,025
   and $370,129 to related parties
   (Note 2)                              $1,082,118   $1,554,373
  Interest income . . . . . . . . . . .       4,819        6,181
  Gain on sale of oil and gas properties      3,668        7,503
                                         ----------    ----------
                                         $1,090,605   $1,568,057

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .  $  341,223   $  588,332
  Production tax  . . . . . . . . . . .      61,430      102,417
  Depreciation, depletion, and amortization
   of oil and gas properties  . . . . .     525,959      984,546
  General and administrative  . . . . .     203,680      136,058
                                         ----------   ----------
                                         $1,132,292   $1,811,353
                                         ----------   ----------

NET LOSS  . . . . . . . . . . . . . . . ($   41,687) ($  243,296)
                                         ==========   ==========
GENERAL PARTNER AND MANAGING PARTNER -
  NET INCOME  . . . . . . . . . . . . .  $   18,954   $   27,217
                                         ==========   ==========
UNIT HOLDERS - NET LOSS   . . . . . . . ($   60,641) ($  270,513)
                                         ==========   ==========
NET LOSS per unit . . . . . . . . . . . ($      .13) ($      .56)
                                         ==========   ==========
UNITS OUTSTANDING . . . . . . . . . . .     484,283      484,283
                                         ==========   ==========


                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                  GEODYNE PRODUCTION PARTNERSHIP II-A
                   COMBINED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                              (Unaudited)

                                            1995         1994
                                         ----------   ----------
REVENUES:
  Oil and gas sales, including $374,247
   and $717,274 to related parties
   (Note 2)                               $2,329,011   $3,191,819
  Interest income . . . . . . . . . . .       10,705       10,586
  Gain on sale of oil and gas properties      11,753       10,425
                                          ----------   ----------
                                          $2,351,469   $3,212,830

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .   $  817,016   $1,148,406
  Production tax  . . . . . . . . . . .      141,308      200,659
  Depreciation, depletion, and amortization
   of oil and gas properties  . . . . .    1,195,064    1,965,134
  General and administrative  . . . . .      345,561      303,877
                                          ----------   ----------
                                          $2,498,949   $3,618,076
                                          ----------   ----------

NET LOSS  . . . . . . . . . . . . . .   ($   147,480) ($  405,246)
                                          ==========   ==========
GENERAL PARTNER AND MANAGING PARTNER -
  NET INCOME  . . . . . . . . . . . . .   $   40,429   $   58,343
                                          ==========   ==========
UNIT HOLDERS - NET LOSS   . . . . . . .  ($  187,909) ($  463,589)
                                          ==========   ==========
NET LOSS per unit . . . . . . . . . . .  ($      .39) ($      .96)
                                          ==========   ==========
UNITS OUTSTANDING . . . . . . . . . . .      484,283      484,283
                                          ==========   ==========

                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                  GEODYNE PRODUCTION PARTNERSHIP II-A
                   COMBINED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                              (Unaudited)

                                                 1995         1994
                                              ----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss  . . . . . . . . . . . . . .       ($  147,480) ($  405,246)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation, depletion, and amortization
     of oil and gas properties  . . . .         1,195,064    1,965,134
   Gain on sale of oil and gas properties     (    11,753) (    10,425)
   (Increase) Decrease in accounts receivable      68,996  (     2,654)
   Increase in deferred charge  . . . .       (   285,816)        -
   Decrease in accounts payable   . . .       (   101,627) (    52,316)
   Decrease in gas imbalance payable  .               -    (   155,260)
   Increase (Decrease) in accrued liability       116,180  (     7,076)
                                                ----------   ----------
  Net cash provided by operating activities    $  833,564   $1,332,157

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .       ($   45,064) ($  144,967)
  Proceeds from sale of oil and gas properties     22,431       10,425
                                                ----------    ----------
  Net cash used by investing activities       ($   22,633) ($  134,542)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .       ($1,215,000) ($1,317,000)
                                               ----------   ----------
  Net cash used by financing activities       ($1,215,000) ($1,317,000)
                                               ----------   ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS     ($  404,069)  ($119,385)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD                                            793,694   1,046,726
                                               ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD     $  389,625 $   927,341
                                               ==========   ==========


                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                  GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                           June 30,  December 31,
                                             1995        1994
                                         ----------  ------------

CURRENT ASSETS:
  Cash and cash equivalents   . . . . .  $  201,296   $  623,450
  Accounts receivable:
   Oil and gas sales, including $38,166
     and $64,669 due from related parties
     (Note 2)                               593,556      572,547
                                         ----------   ----------
      Total current assets  . . . . . .  $  794,852   $1,195,997

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method . . . .   5,881,815    6,932,761

DEFERRED CHARGE . . . . . . . . . . . .     216,063      173,300
                                         ----------   ----------
                                         $6,892,730   $8,302,058
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . .  $  152,912   $  222,404
  Gas imbalance payable . . . . . . . .      18,793       18,793
                                         ----------   ----------
     Total current liabilities  . . . .  $  171,705   $  241,197

ACCRUED LIABILITY . . . . . . . . . . .  $  460,423   $  369,296

PARTNERS' CAPITAL (DEFICIT):
  General Partner and Managing Partner ($ 251,076) ($ 222,879) Unit Holders, issued and outstanding,
   361,719 units  . . . . . . . . . . .   6,511,678    7,914,444
                                         ----------    ----------
     Total Partners' capital  . . . . .  $6,260,602   $7,691,565
                                         ----------   ----------
                                         $6,892,730   $8,302,058
                                         ==========   ==========

                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                  GEODYNE PRODUCTION PARTNERSHIP II-B
                   COMBINED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                              (Unaudited)
                                             1995         1994
                                         ----------- ------------

REVENUES:
  Oil and gas sales, including $57,603
   and $129,258 to related parties
   (Note 2)                              $  880,759   $1,135,105
  Interest income . . . . . . . . . . .       3,425        3,761
  Gain on sale of oil and gas properties      1,713       19,554
                                         ----------   ----------
                                         $  885,897   $1,158,420

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .  $  444,431   $  464,346
  Production tax  . . . . . . . . . . .      59,182       80,358
  Depreciation, depletion, and amortization
   of oil and gas properties  . . . . .     506,895      731,644
  General and administrative  . . . . .     196,620      101,912
                                         ----------   ----------
                                         $1,207,128   $1,378,260
                                         ----------   ----------

NET LOSS  . . . . . . . . . . . . . .   ($  321,231) ($  219,840)
                                          ==========   ==========
GENERAL PARTNER AND MANAGING PARTNER -
  NET INCOME  . . . . . . . . . . . . .  $    4,214   $   18,274
                                          ==========   ==========
UNIT HOLDERS - NET LOSS . . . . . . . . ($  325,445) ($  238,114)
                                         ==========   ==========
NET LOSS per unit . . . . . . . . . . . ($      .90) ($      .66)
                                         ==========   ==========
UNITS OUTSTANDING . . . . . . . . . . .     361,719      361,719
                                         ==========   ==========

                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                  GEODYNE PRODUCTION PARTNERSHIP II-B
                   COMBINED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                              (Unaudited)

                                             1995         1994
                                         ----------- ------------

REVENUES:
  Oil and gas sales, including $138,216
   and $344,572 to related parties
   (Note 2)                              $1,819,822   $2,402,099
  Interest income . . . . . . . . . . .       7,837        6,343
  Gain (Loss) on sale of oil and gas
   properties                           (    18,772)      22,942
                                         ----------   ----------
                                         $1,808,887   $2,431,384

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .  $  798,636   $  840,943
  Production tax  . . . . . . . . . . .     114,145      156,921
  Depreciation, depletion, and amortiza-
   tion of oil and gas properties  . . .  1,087,527    1,511,230
  General and administrative  . . . . .     302,542      227,467
                                         ----------   ----------
                                         $2,302,850   $2,736,561
                                         ----------   ----------

NET LOSS  . . . . . . . . . . . . . .   ($  493,963) ($  305,177)
                                         ==========   ==========
GENERAL PARTNER AND MANAGING PARTNER -
  NET INCOME  . . . . . . . . . . . . .  $   18,803   $   45,190
                                         ==========   ==========
UNIT HOLDERS - NET LOSS . . . . . . . . ($  512,766) ($  350,367)
                                         ==========   ==========
NET LOSS per unit . . . . . . . . . . . ($     1.42) ($      .97)
                                         ==========   ==========
UNITS OUTSTANDING . . . . . . . . . . .     361,719      361,719
                                         ==========   ==========


                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                  GEODYNE PRODUCTION PARTNERSHIP II-B
                   COMBINED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                              (Unaudited)

                                              1995         1994
                                          ----------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss  . . . . . . . . . . . . . .     ($  493,963) ($  305,177)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation, depletion, and amortization
     of oil and gas properties  . . . .       1,087,527    1,511,230
   (Gain) Loss on sale of oil and gas
     properties . . . . . . . . . . .     .      18,772  (    22,942)
   (Increase) Decrease in accounts
     receivable                             (    21,009)      54,986
   Increase in deferred charge  . . . .     (    42,763)        -
   Decrease in accounts payable   . . .     (    69,492) (    50,962)
   Increase in accrued liability  . . .          91,127          -
                                              ----------   ----------
  Net cash provided by operating activities  $  570,199   $1,187,135

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .     ($   70,758) ($   92,261)
  Proceeds from sale of oil and gas
    properties                                   15,405       26,352
                                              ----------    ----------
  Net cash used by investing activities     ($   55,353) ($   65,909)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .     ($  937,000) ($1,053,000)
                                             ----------   ----------
  Net cash used by financing activities     ($  937,000) ($1,053,000)
                                             ----------   ----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS . . . . . . . . . . . . .    ($  422,154)   $   68,226

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                      623,450       597,221
                                            ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF
PERIOD                                      $  201,296    $  665,447
                                            ==========    ==========

                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                  GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                           June 30,  December 31,
                                             1995        1994
                                         ----------  ------------

CURRENT ASSETS:
  Cash and cash equivalents   . . . . .  $  143,100   $  380,901
  Accounts receivable:
   Oil and gas sales, including $28,754
     and $41,709 due from related parties
     (Note 2)                               258,804      288,238
                                         ----------   ----------
      Total current assets  . . . . . .  $  401,904   $  669,139

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method . . . .   2,913,472    3,411,988

DEFERRED CHARGE . . . . . . . . . . . .     274,266      210,793
                                         ----------   ----------
                                         $3,589,642   $4,291,920
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . .  $   64,452   $   56,341
  Gas imbalance payable . . . . . . . .      42,677      104,939
                                         ----------   ----------
     Total current liabilities  . . . .  $  107,129   $  161,280

ACCRUED LIABILITY . . . . . . . . . . .  $  159,427   $  122,531

PARTNERS' CAPITAL (DEFICIT):
  General Partner and Managing Partner   ($  97,459) ($   84,153)
  Unit Holders, issued and outstanding,
   154,621 units  . . . . . . . . . . .   3,420,545    4,092,262
                                         ----------   ----------
     Total Partners' capital  . . . . .  $3,323,086   $4,008,109
                                         ----------   ----------
                                         $3,589,642   $4,291,920
                                         ==========   ==========


                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                  GEODYNE PRODUCTION PARTNERSHIP II-C
                   COMBINED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                              (Unaudited)

                                             1995         1994
                                         ----------- ------------
REVENUES:
  Oil and gas sales, including $42,821 and
   $91,387 to related parties (Note 2)     $401,126     $587,733
  Interest income . . . . . . . . . . .       2,160        2,241
  Gain on sale of oil and gas properties      3,307        3,232
                                           --------     --------
                                           $406,593     $593,206

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .    $140,720     $187,453
  Production tax  . . . . . . . . . . .      30,236       44,058
  Depreciation, depletion, and amortization
   of oil and gas properties  . . . . .     237,385      344,690
  General and administrative  . . . . .      86,146       44,195
                                           --------     --------
                                           $494,487     $620,396
                                           --------     --------

NET LOSS  . . . . . . . . . . . . . . .   ($ 87,894)   ($ 27,190)
                                           ========     ========
GENERAL PARTNER AND MANAGING PARTNER -
  NET INCOME  . . . . . . . . . . . . .    $  5,101     $ 12,428
                                           ========     ========
UNIT HOLDERS - NET LOSS . . . . . . . .   ($ 92,995)  ($ 39,618)
                                           ========     ========
NET LOSS per unit . . . . . . . . . . .  ($    .60)   ($    .26)
                                           ========     ========
UNITS OUTSTANDING . . . . . . . . . . .     154,621      154,621
                                           ========     ========



                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                  GEODYNE PRODUCTION PARTNERSHIP II-C
                   COMBINED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                              (Unaudited)

                                             1995         1994
                                         ----------- ------------
REVENUES:
  Oil and gas sales, including $94,336 and
   $219,454 to related parties (Note 2)    $833,583   $1,168,351
  Interest income . . . . . . . . . . .       5,108        3,600
  Gain on sale of oil and gas properties     12,287        3,490
                                           --------   ----------
                                           $850,978   $1,175,441

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .    $291,173   $  347,534
  Production tax  . . . . . . . . . . .      53,125       82,568
  Depreciation, depletion, and amortization
   of oil and gas properties  . . . . .     502,375      663,485
  General and administrative  . . . . .     132,328       98,806
                                           --------   ----------
                                           $979,001   $1,192,393
                                           --------   ----------

NET LOSS  . . . . . . . . . . . . . . .   ($128,023) ($   16,952)
                                           ========   ==========
GENERAL PARTNER AND MANAGING PARTNER -
  NET INCOME  . . . . . . . . . . . . .    $ 13,694   $   25,692
                                           ========   ==========
UNIT HOLDERS - NET LOSS . . . . . . . .   ($141,717)  ($  42,644)
                                           ========   ==========
NET LOSS per unit . . . . . . . . . . .   ($    .92) ($      .28)
                                           ========   ==========
UNITS OUTSTANDING . . . . . . . . . . .     154,621      154,621
                                           ========   ==========


                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                  GEODYNE PRODUCTION PARTNERSHIP II-C
                   COMBINED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                              (Unaudited)

                                                 1995         1994
                                              ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss  . . . . . . . . . . . . . .        ($128,023)  ($ 16,952)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation, depletion, and amortization
     of oil and gas properties  . . . .         502,375      663,485
   Gain on sale of oil and gas properties     (  12,287)   (   3,490)
   Decrease in accounts receivable  . .          29,434       33,302
   Increase in deferred charge  . . . .       (  63,473)         -
   Increase (Decrease) in accounts payable        8,111    (   5,799)
   Decrease in gas imbalance payable  .       (  62,262)         -
   Increase in accrued liability  . . .          36,896          -
                                               --------     --------
  Net cash provided by operating activities    $310,771     $670,546

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .       ($ 10,311)   ($ 43,425)
  Proceeds from sale of oil and gas
   properties                                    18,739        3,490
                                               --------     --------
  Net cash provided (used) by investing
   activities   . . . . . . . . . . . .        $  8,428    ($ 39,935)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .       ($557,000)   ($468,500)
                                               --------     --------
  Net cash used by financing activities       ($557,000)   ($468,500)
                                               --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS . . . . . . . . . . . . .       ($237,801)    $162,111

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD                                          380,901      300,177
                                               --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD     $143,100     $462,288
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

                                           June 30,  December 31,
                                             1995        1994
                                         ---------- -------------

CURRENT ASSETS:
  Cash and cash equivalents   . . . . .  $  244,561   $  563,613
  Accounts receivable:
   Oil and gas sales, including $98,815
     and $121,780 due from related
     parties (Note 2)                       625,707      697,345
                                         ----------   ----------
      Total current assets  . . . . . .  $  870,268   $1,260,958

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method . . . .   6,074,110    7,261,978

DEFERRED CHARGE . . . . . . . . . . . .   1,138,034    1,048,947
                                         ----------   ----------
                                         $8,082,412   $9,571,883
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . .  $  195,500   $  195,236
  Gas imbalance payable . . . . . . . .      98,771      208,023
                                         ----------   ----------
     Total current liabilities  . . . .  $  294,271   $  403,259

ACCRUED LIABILITY . . . . . . . . . . .  $  241,544   $  222,635

PARTNERS' CAPITAL (DEFICIT):
  General Partner and Managing Partner ($ 132,378) ($ 111,528) Unit Holders, issued and outstanding,
   314,878 units  . . . . . . . . . . .   7,678,975    9,057,517
                                         ----------   ----------
     Total Partners' capital  . . . . .  $7,546,597   $8,945,989
                                         ----------   ----------
                                         $8,082,412   $9,571,883
                                         ==========   ==========

                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                  GEODYNE PRODUCTION PARTNERSHIP II-D
                   COMBINED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                              (Unaudited)

                                            1995         1994
                                         ----------   ----------
REVENUES:
  Oil and gas sales, including $154,800
   and $234,960 to related parties
   (Note 2)                              $  989,836   $1,378,581
  Interest income . . . . . . . . . . .       3,565        1,362
  Gain on sale of oil and gas properties      4,071          -
                                         ----------   ----------
                                         $  997,472   $1,379,943

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .  $  334,186   $  472,370
  Production tax  . . . . . . . . . . .      87,287       93,549
  Depreciation, depletion, and amortiza-
   tion of oil and gas properties  . . . .  564,810      752,394
  General and administrative  . . . . .     194,976       89,329
                                         ----------   ----------
                                         $1,181,259   $1,407,642
                                         ----------   ----------

NET LOSS  . . . . . . . . . . . . . .   ($  183,787) ($   27,699)
                                         ==========   ==========
GENERAL PARTNER AND MANAGING PARTNER -
  NET INCOME  . . . . . . . . . . . .    $   13,403   $   28,711
                                         ==========   ==========
UNIT HOLDERS - NET LOSS . . . . . . .   ($  197,190) ($   56,410)
                                         ==========   ==========
NET LOSS per unit . . . . . . . . . . . ($      .63) ($      .18)
                                         ==========   ==========
UNITS OUTSTANDING . . . . . . . . . . .     314,878      314,878
                                         ==========   ==========


                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                  GEODYNE PRODUCTION PARTNERSHIP II-D
                   COMBINED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                              (Unaudited)

                                            1995         1994
                                         ----------   ----------
REVENUES:
  Oil and gas sales, including $306,762
   and $539,441 to related parties
   (Note 2)   . . . . . . . . . . . . .  $2,053,173   $2,602,679
  Interest income . . . . . . . . . . .       8,143        2,004
  Gain on sale of oil and gas properties     13,362         -
                                         ----------   ----------
                                         $2,074,678   $2,604,683

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .  $  833,292   $  898,449
  Production tax  . . . . . . . . . . .     150,021      182,722
  Depreciation, depletion, and amortiza-
   tion of oil and gas properties  . . .  1,197,983    1,393,235
  General and administrative  . . . . .     288,774      200,032
                                         ----------   ----------
                                         $2,470,070   $2,674,438
                                         ----------   ----------

NET LOSS  . . . . . . . . . . . . . .   ($  395,392)($   69,755)
                                         ==========   ==========
GENERAL PARTNER AND MANAGING PARTNER -
  NET INCOME  . . . . . . . . . . . . .  $   28,150  $   52,242
                                         ==========   ==========
UNIT HOLDERS - NET LOSS . . . . . . . . ($  423,542)($  121,997)
                                         ==========   ==========
NET LOSS per unit . . . . . . . . . . . ($     1.35)($      .39)
                                         ==========   ==========
UNITS OUTSTANDING . . . . . . . . . . .     314,878     314,878
                                         ==========   ==========


                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                  GEODYNE PRODUCTION PARTNERSHIP II-D
                   COMBINED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                              (Unaudited)

                                                 1995         1994
                                             -----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss  . . . . . . . . . . . . . .      ($  395,392)  ($   69,755)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation, depletion, and amortization
     of oil and gas properties  . . . .        1,197,983     1,393,235
   Gain on sale of oil and gas properties    (    13,362)         -
   (Increase) Decrease in accounts receivable     71,638    (    8,664)
   Increase in deferred charge  . . . .      (    89,087)         -
   Increase (Decrease) in accounts payable           264    (   11,853)
   Decrease in gas imbalance payable  .      (   109,252)         -
   Increase in accrued liability  . . .           18,909          -
                                              ----------     ----------
  Net cash provided by operating activities   $  681,701    $1,302,963

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .      ($   20,234)  ($   30,869)
  Proceeds from sale of oil and gas
    properties                                    23,481        -
                                               ----------   ----------
  Net cash used by investing activities      ($    3,247)  ($   30,869)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .      ($1,004,000)  ($  934,500)
                                              ----------    ----------
  Net cash used by financing activities      ($1,004,000)  ($  934,500)
                                              ----------    ----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS   . . . . . . . . . . . .      ($  319,052)   $  337,594

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                        563,613       147,215
                                               ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD    $  244,561    $  484,809
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

                                           June 30,  December 31,
                                             1995        1994
                                         ----------- ------------

CURRENT ASSETS:
  Cash and cash equivalents   . . . . .  $  118,825   $  260,348
  Accounts receivable:
   Oil and gas sales, including $93,086
     and $90,940 due from related parties
     (Note 2)                               343,962      355,365
                                         ----------   ----------
      Total current assets  . . . . . .  $  462,787   $  615,713

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method . . . . . 6,075,252    7,062,612

DEFERRED CHARGE . . . . . . . . . . . .     420,197      438,881
                                         ----------   ----------
                                         $6,958,236   $8,117,206
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . .  $  132,707   $   97,077
  Gas imbalance payable . . . . . . . .      18,076       41,780
                                         ----------   ----------
     Total current liabilities  . . . .  $  150,783   $  138,857

ACCRUED LIABILITY . . . . . . . . . . .  $  172,430   $  180,097

PARTNERS' CAPITAL (DEFICIT):
  General Partner and Managing Partner ($ 123,324) ($ 104,398) Unit Holders, issued and outstanding,
   228,821 units  . . . . . . . . . . .   6,758,347    7,902,650
                                         ----------   ----------
     Total Partners' capital  . . . . .  $6,635,023   $7,798,252
                                         ----------   ----------
                                         $6,958,236   $8,117,206
                                         ==========   ==========

                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                  GEODYNE PRODUCTION PARTNERSHIP II-E
                   COMBINED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                              (Unaudited)

                                             1995         1994
                                           ---------   ----------

REVENUES:
  Oil and gas sales, including $136,223
   and $147,811 to related parties
   (Note 2)                              $  570,706     $679,945
  Interest income . . . . . . . . . . .       1,837          928
  Loss on sale of oil and gas
   properties . . . . . . . . . . . . . (    14,570)       -
                                         ----------     --------
                                         $  557,973     $680,873
COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .  $  235,263     $236,744
  Production tax  . . . . . . . . . . .      47,347       55,177
  Depreciation, depletion, and amortiza-
   tion of oil and gas properties  . . .    502,009      542,365
  General and administrative  . . . . .     257,785       64,887
                                         ----------     --------
                                         $1,042,404     $899,173
                                         ----------     --------

NET LOSS  . . . . . . . . . . . . .     ($  484,431)   ($218,300)
                                         ==========     ========
GENERAL PARTNER AND MANAGING PARTNER -
  NET INCOME (LOSS) . . . . . . . . .   ($    4,141)    $ 10,780
                                         ==========     ========
UNIT HOLDERS - NET LOSS . . . . . . .   ($  480,290)   ($229,080)
                                         ==========     ========
NET LOSS per unit . . . . . . . . . . . ($     2.10)   ($   1.00)
                                         ==========     ========
UNITS OUTSTANDING . . . . . . . . . . .     228,821      228,821
                                         ==========     ========


                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                  GEODYNE PRODUCTION PARTNERSHIP II-E
                   COMBINED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                              (Unaudited)

                                             1995         1994
                                          ----------   ----------

REVENUES:
  Oil and gas sales, including $245,802
   and $371,289 to related parties
   (Note 2)                              $1,121,934   $1,359,702
  Interest income . . . . . . . . . . .       3,792        1,754
  Gain on sale of oil and gas properties        464          622
                                         ----------   ----------
                                         $1,126,190   $1,362,078
COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .  $  485,939   $  475,599
  Production tax  . . . . . . . . . . .      96,185      113,459
  Depreciation, depletion, and amortiza-
   tion of oil and gas properties  . . .    987,136    1,067,589
  General and administrative  . . . . .     325,159      145,102
                                         ----------   ----------
                                         $1,894,419   $1,801,749
                                         ----------   ----------

NET LOSS  . . . . . . . . . . . . ..    ($  768,229) ($  439,671)
                                         ==========   ==========
GENERAL PARTNER AND MANAGING PARTNER -
  NET INCOME  . . . . . . . . . . . . .  $    1,074   $   20,720
                                         ==========   ==========
UNIT HOLDERS - NET LOSS . . . . . . . . ($  769,303) ($  460,391)
                                         ==========   ==========
NET LOSS per unit . . . . . . . . . . . ($     3.36) ($     2.01)
                                         ==========   ==========
UNITS OUTSTANDING . . . . . . . . . . .     228,821      228,821
                                         ==========   ==========

                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                  GEODYNE PRODUCTION PARTNERSHIP II-E
                   COMBINED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                              (Unaudited)

                                                1995         1994
                                             ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss  . . . . . . . . . . . . . .       ($768,229)  ($  439,671)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
   Depreciation, depletion, and amortization
     of oil and gas properties  . . . .         987,136      1,067,589
   Gain on sale of oil and gas properties     (     464)   (       622)
   Decrease in accounts receivable  . .          11,403          2,356
   Decrease in deferred charge  . . . .          18,684          -
   Increase (Decrease) in accounts payable       35,630    (    26,854)
   Decrease in gas imbalance payable  .       (  23,704)         -
   Decrease in accrued liability  . . .       (   7,667)         -
                                               --------      ----------
  Net cash provided by operating activities    $252,789     $  602,798

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .       ($ 20,364)   ($   15,882)
  Proceeds from sale of oil and gas
    properties                                   21,052            622
                                               --------      ----------
  Net cash provided (used) by investing
   activities   . . . . . . . . . . . .        $    688    ($   15,260)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .       ($395,000)   ($  573,500)
                                               --------     ----------
  Net cash used by financing activities       ($395,000)   ($  573,500)
                                               --------     ----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS   . . . . . . . . . . . .       ($141,523)    $   14,038

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD                                          260,348        230,537
                                               --------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD     $118,825      $ 244,575
                                               ========     ==========


                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                  GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED BALANCE SHEETS
                              (Unaudited)


                                ASSETS

                                               June 30,  December 31,
                                                 1995        1994
                                             ----------- ------------

CURRENT ASSETS:
  Cash and cash equivalents   . . . . .      $ 261,487    $  237,397
  Accounts receivable:
   Oil and gas sales, including $60,861 and
     $61,777 due from related parties
     (Note 2) . . . . . . . . . . . . .        301,462       321,964
                                            ----------    ----------
      Total current assets  . . . . . .     $  562,949    $  559,361

NET OIL AND GAS PROPERTIES, utilizing the
  successful efforts method . . . . . .      5,721,656     6,309,820

DEFERRED CHARGE . . . . . . . . . . . .         91,440        98,251
                                            ----------    ----------
                                            $6,376,045    $6,967,432
                                            ==========    ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . .     $   41,747    $   65,394
  Gas imbalance payable . . . . . . . .         41,294        43,583
                                            ----------    ----------
     Total current liabilities  . . . .     $   83,041    $  108,977

ACCRUED LIABILITY . . . . . . . . . . .     $   37,322    $   40,102

PARTNERS' CAPITAL (DEFICIT):
  General Partner and Managing Partner     ($   84,354)  ($   80,063)
  Unit Holders, issued and outstanding,
   171,400 units  . . . . . . . . . . .      6,340,036     6,898,416
                                             ----------   ----------
     Total Partners' capital  . . . . .     $6,255,682    $6,818,353
                                            ----------    ----------
                                            $6,376,045    $6,967,432
                                            ==========    ==========

                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                  GEODYNE PRODUCTION PARTNERSHIP II-F
                   COMBINED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                              (Unaudited)

                                             1995         1994
                                          ----------   ----------

REVENUES:
  Oil and gas sales, including $87,227
   and $141,996 to related parties
   (Note 2) . . . . . . . . . . . . . .    $493,171     $570,549
  Interest income . . . . . . . . . . .       2,277        1,831
  Loss on sale of oil and gas properties  (   4,471)       -
                                           --------     --------
                                           $490,977     $572,380

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .    $121,863     $150,974
  Production tax  . . . . . . . . . . .      32,883       43,483
  Depreciation, depletion, and amortiza-
   tion of oil and gas properties  . . .    299,436      368,152
  General and administrative  . . . . .      56,431       48,948
                                           --------     --------
                                           $510,613     $611,557
                                           --------     --------

NET LOSS  . . . . . . . . . . . . . . .   ($ 19,636)   ($ 39,177)
                                           ========     ========
GENERAL PARTNER AND MANAGING PARTNER -
  NET INCOME  . . . . . . . . . . . . .    $ 10,997     $ 12,768
                                           ========     ========
UNIT HOLDERS - NET LOSS   . . . . . . .   ($ 30,633)   ($ 51,945)
                                           ========     ========
NET LOSS per unit . . . . . . . . . . .   ($    .18)   ($    .30)
                                           ========     ========
UNITS OUTSTANDING . . . . . . . . . . .     171,400      171,400
                                           ========     ========

                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                  GEODYNE PRODUCTION PARTNERSHIP II-F
                   COMBINED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                              (Unaudited)

                                             1995         1994
                                          ----------   ----------

REVENUES:
  Oil and gas sales, including $177,741
   and $335,073 to related parties
   (Note 2) . . . . . . . . . . . . . .     $930,474   $1,233,844
  Interest income . . . . . . . . . . .        4,200        3,807
  Gain on sale of oil and gas properties      10,388          389
                                            --------   ----------
                                            $945,062   $1,238,040

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .     $262,623   $  304,611
  Production tax  . . . . . . . . . . .       68,626      110,148
  Depreciation, depletion, and amortiza-
   tion of oil and gas properties  . . .     559,823      796,703
  General and administrative  . . . . .      107,661      109,928
                                            --------   ----------
                                            $998,733   $1,321,390
                                            --------   ----------

NET LOSS  . . . . . . . . . . . . . . .    ($ 53,671) ($   83,350)
                                            ========   ==========
GENERAL PARTNER AND MANAGING PARTNER -
  NET INCOME  . . . . . . . . . . . . .     $ 19,709   $   27,701
                                            ========   ==========
UNIT HOLDERS - NET LOSS   . . . . . . .    ($ 73,380) ($  111,051)
                                           ========== ============
NET LOSS per unit . . . . . . . . . . .    ($    .43) ($      .65)
                                           ========== ============
UNITS OUTSTANDING . . . . . . . . . . .      171,400      171,400
                                           ========== ============

                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                  GEODYNE PRODUCTION PARTNERSHIP II-F
                   COMBINED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                              (Unaudited)



                                                   1995        1994
                                                ---------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss  . . . . . . . . . . . . . .        ($ 53,671)   ($ 83,350)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation, depletion, and amortization
     of oil and gas properties  . . . .          559,823      796,703
   Gain on sale of oil and gas properties      (  10,388)   (     389)
   Decrease in accounts receivable  . .           20,502        3,717
   Decrease in deferred charge  . . . .            6,811          -
   Decrease in accounts payable   . . .        (  23,647)   (   8,858)
   Decrease in gas imbalance payable  .        (   2,289)         -
   Decrease in accrued liability  . . .        (   2,780)         -
                                                --------     --------
  Net cash provided by operating activities     $494,361     $707,823

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .         $    -     ($ 17,479)
  Proceeds from sale of oil and gas properties    38,729         389
                                                --------     --------
  Net cash provided (used) by investing
   activities   . . . . . . . . . . . .         $ 38,729   ($ 17,090)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .       ($509,000)   ($947,000)
                                               --------     --------
  Net cash used by financing activities       ($509,000)   ($947,000)
                                               --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS . . . . . . . . . . . . .        $ 24,090    ($256,267)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD  . . . . . . . . . . . . . . . .         237,397      544,727
                                               --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD     $261,487     $288,460
                                               ========     ========


                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                  GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                                June 30,  December 31,
                                                  1995        1994
                                             ------------ ------------

CURRENT ASSETS:
  Cash and cash equivalents   . . . . .       $   545,352 $   492,117
  Accounts receivable:
     Oil and gas sales, including $128,600
      and $130,572 due from related parties
      (Note 2) . . . . . . . . . . . . .          651,278     687,939
                                              -----------  -----------
      Total current assets  . . . . . .       $ 1,196,630 $ 1,180,056

NET OIL AND GAS PROPERTIES, utilizing the
  successful efforts method . . . . . .        12,792,570  14,057,651

DEFERRED CHARGE . . . . . . . . . . . .           193,721     219,078
                                              -----------  -----------
                                              $14,182,921 $15,456,785
                                              ===========  ===========


              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . .       $    93,618 $   139,970
  Gas imbalance payable . . . . . . . .            88,948      94,414
                                              -----------  -----------
     Total current liabilities  . . . .       $   182,566 $   234,384

ACCRUED LIABILITY . . . . . . . . . . .       $    79,885 $    90,341

PARTNERS' CAPITAL (DEFICIT):
  General Partner and Managing Partner       ($   192,008)($  181,500)
  Unit Holders, issued and outstanding,
   372,189 units  . . . . . . . . . . .        14,112,478  15,313,560
                                              -----------  -----------
     Total Partners' capital  . . . . .       $13,920,470 $15,132,060
                                              -----------  -----------
                                              $14,182,921 $15,456,785
                                              =========== ===========

                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                  GEODYNE PRODUCTION PARTNERSHIP II-G
                   COMBINED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                              (Unaudited)

                                              1995         1994
                                          -----------  -----------

REVENUE:
  Oil and gas sales, including $184,341
   and $300,058 to related parties
   (Note 2) . . . . . . . . . . . . . .    $1,061,698  $1,214,554
  Interest income . . . . . . . . . . .         4,946       4,381
  Loss on sale of oil and gas properties  (    12,319)       -
                                           ----------   ----------
                                           $1,054,325  $1,218,935
COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .    $  277,775  $  332,344
  Production tax  . . . . . . . . . . .        71,822      92,840
  Depreciation, depletion, and amortization
   of oil and gas properties  . . . . .       636,713     811,690
  General and administrative  . . . . .       122,281     104,255
                                           ----------   ----------
                                           $1,108,591  $1,341,129
                                           ----------   ----------

NET LOSS  . . . . . . . . . . . . . . .   ($   54,266)($  122,194)
                                          ===========  ===========
GENERAL PARTNER AND MANAGING PARTNER -
  NET INCOME  . . . . . . . . . . . . .    $   22,755  $   26,358
                                          ===========   ==========
UNIT HOLDERS - NET LOSS . . . . . . . .   ($   77,021)($  148,552)
                                          ===========   ==========
NET LOSS per unit . . . . . . . . . . .   ($      .21)($      .40)
                                          ===========   ==========
UNITS OUTSTANDING . . . . . . . . . . .       372,189      372,189
                                          ===========   ==========


                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                  GEODYNE PRODUCTION PARTNERSHIP II-G
                   COMBINED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                              (Unaudited)

                                             1995         1994
                                         -----------  -----------

REVENUE:
  Oil and gas sales, including $375,456
   and $752,273 to related parties
   (Note 2)   . . . . . . . . . . . . .   $2,032,268   $2,632,121
  Interest income . . . . . . . . . . .        9,008        8,459
  Gain on sale of oil and gas properties      23,632        1,082
                                          ----------   ----------
                                          $2,064,908   $2,641,662
COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .   $  587,621   $  671,869
  Production tax  . . . . . . . . . . .      153,000      235,006
  Depreciation, depletion, and amortiza-
   tion of oil and gas properties  . . . . 1,204,284    1,759,718
  General and administrative  . . . . .      233,593      235,721
                                          ----------   ----------
                                          $2,178,498   $2,902,314
                                          ----------   ----------

NET LOSS  . . . . . . . . . . . . . . . ($  113,590) ($  260,652)
                                          ==========   ==========
GENERAL PARTNER AND MANAGING PARTNER -
  NET INCOME  . . . . . . . . . . . . .  $   42,492   $   57,356
                                         ==========   ==========
UNIT HOLDERS - NET LOSS . . . . . . . . ($  156,082) ($  318,008)
                                         ==========   ==========
NET LOSS per unit . . . . . . . . . . . ($      .42) ($      .85)
                                         ==========   ==========
UNITS OUTSTANDING . . . . . . . . . . .     372,189      372,189
                                         ==========   ==========

                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                  GEODYNE PRODUCTION PARTNERSHIP II-G
                   COMBINED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                              (Unaudited)



                                                  1995         1994
                                               ----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss  . . . . . . . . . . . . . .        ($  113,590) ($  260,652)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation, depletion, and amortization
     of oil and gas properties  . . . .          1,204,284    1,759,718
   Gain on sale of oil and gas properties      (    23,632) (     1,082)
   Decrease in accounts receivable  . .             36,661        3,132
   Decrease in deferred charge  . . . .             25,357          -
   Decrease in accounts payable   . . .        (    46,352) (    15,457)
   Decrease in gas imbalance payable  .        (     5,466)        -
   Decrease in accrued liability  . . .        (    10,456)        -
                                                 ----------   ----------
  Net cash provided by operating activities     $1,066,806   $1,485,659

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .          $      -   ($   37,672)
  Proceeds from sale of oil and gas properties      84,429        1,082
                                                 ----------   ----------
  Net cash provided (used) by investing
   activities   . . . . . . . . . . . .         $   84,429  ($   36,590)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .        ($1,098,000) ($1,821,000)
                                                 ----------   ----------
  Net cash used by financing activities        ($1,098,000) ($1,821,000)
                                                 ----------   ----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS . . . . . . . . . . . . .         $   53,235  ($  371,931)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD                                             492,117    1,066,534
                                                ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $  545,352   $  694,603
                                                ==========   ==========


                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                  GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED BALANCE SHEETS
                              (Unaudited)


                                ASSETS

                                               June 30,  December 31,
                                                 1995        1994
                                             ----------- ------------

CURRENT ASSETS:
  Cash and cash equivalents . . . . . .      $  131,472   $  124,102
  Accounts receivable:
     Oil and gas sales, including $30,326
      and $30,807 due from related parties
      (Note 2)                                  156,366     166,834
                                             ----------   ----------
      Total current assets  . . . . . .      $  287,838   $  290,936

NET OIL AND GAS PROPERTIES, utilizing the
  successful efforts method . . . . . .       3,123,889    3,449,374

DEFERRED CHARGE . . . . . . . . . . . .          45,352       49,839
                                             ----------    ----------
                                             $3,457,079   $3,790,149
                                             ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . .      $   23,028   $   33,996
  Gas imbalance payable . . . . . . . .          18,690       18,690
                                             ----------   ----------
     Total current liabilities  . . . .      $   41,718   $   52,686

ACCRUED LIABILITY . . . . . . . . . . .      $   20,639   $   22,681

PARTNERS' CAPITAL (DEFICIT):
  General Partner and Managing Partner      ($   45,885) ($   42,167)
  Unit Holders, issued and outstanding,
   91,711 units   . . . . . . . . . . .       3,440,607    3,756,949
                                             ----------   ----------
     Total Partners' capital  . . . . .      $3,394,722   $3,714,782
                                             ----------   ----------
                                             $3,457,079   $3,790,149
                                             ==========   ==========

                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                  GEODYNE PRODUCTION PARTNERSHIP II-H
                   COMBINED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                              (Unaudited)

                                                1995         1994
                                             ---------     ---------
REVENUES:
  Oil and gas sales, including $43,482 and
   $70,764 to related parties (Note 2)        $251,901     $295,746
  Interest income . . . . . . . . . . .          1,179          986
  Loss on sale of oil and gas properties     (   3,699)       -
                                              --------     --------
                                              $249,381     $296,732

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .       $ 69,399     $ 84,142
  Production tax  . . . . . . . . . . .         17,617       23,569
  Depreciation, depletion, and amortization
   of oil and gas properties  . . . . .        161,455      195,114
  General and administrative  . . . . .         30,322       26,682
                                              --------     --------
                                              $278,793     $329,507
                                              --------     --------
NET LOSS  . . . . . . . . . . . . . . .      ($ 29,412)   ($ 32,775)
                                              ========     ========
GENERAL PARTNER AND MANAGING PARTNER -
  NET INCOME  . . . . . . . . . . . . .       $  4,988     $  6,166
                                              ========     ========
UNIT HOLDERS - NET LOSS . . . . . . . .      ($ 34,400)   ($ 38,941)
                                              ========     ========
NET LOSS per unit . . . . . . . . . . .      ($    .38)   ($    .42)
                                              ========     ========
UNITS OUTSTANDING . . . . . . . . . . .         91,711       91,711
                                              ========     ========


                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                  GEODYNE PRODUCTION PARTNERSHIP II-H
                   COMBINED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                              (Unaudited)

                                                 1995         1994
                                              ---------     ---------
REVENUES:
  Oil and gas sales, including $88,488 and
   $178,262 to related parties (Note 2)       $489,212     $644,573
  Interest income . . . . . . . . . . .          2,141        1,927
  Gain on sale of oil and gas properties         4,551          368
                                              --------     --------
                                              $495,904     $646,868

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .       $142,652     $169,725
  Production tax  . . . . . . . . . . .         38,045       58,645
  Depreciation, depletion, and amortization
   of oil and gas properties  . . . . .        309,009      423,273
  General and administrative  . . . . .         57,758       59,765
                                              --------     --------
                                              $547,464     $711,408
                                              --------     --------
NET LOSS  . . . . . . . . . . . . . . .      ($ 51,560)   ($ 64,540)
                                              ========     ========
GENERAL PARTNER AND MANAGING PARTNER -
  NET INCOME  . . . . . . . . . . . . .       $  9,782     $ 13,704
                                              ========    =========
UNIT HOLDERS - NET LOSS . . . . . . . .      ($ 61,342)   ($ 78,244)
                                              ========     ========
NET LOSS per unit . . . . . . . . . . .      ($    .67)   ($    .85)
                                              ========     ========
UNITS OUTSTANDING . . . . . . . . . . .         91,711       91,711
                                              ========     ========


                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                  GEODYNE PRODUCTION PARTNERSHIP II-H
                   COMBINED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                              (Unaudited)

                                                1995         1994
                                             ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss  . . . . . . . . . . . . . .      ($ 51,560)   ($ 64,540)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation, depletion, and amortization
     of oil and gas properties  . . . .        309,009      423,273
   Gain on sale of oil and gas properties     (  4,551)   (     368)
   Decrease in accounts receivable  . .         10,468        2,429
   Decrease in deferred charge  . . . .          4,487          -
   Decrease in accounts payable   . . .      (  10,968)   (   3,287)
   Decrease in accrued liability  . . .      (   2,042)         -
                                               --------     --------
  Net cash provided by operating activities   $254,843     $357,507

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .      $    -       ($  9,204)
  Proceeds from sale of oil and gas
   properties                                  21,027           368
                                             --------       --------
  Net cash provided (used) by investing
   activities   . . . . . . . . . . . .      $ 21,027     ($  8,836)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .     ($268,500)    ($442,000)
                                             --------      --------
  Net cash used by financing activities     ($268,500)    ($442,000)
                                             --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS   . . . . . . . . . . . .      $  7,370     ($ 93,329)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                     124,102       255,564
                                             --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD   $131,472      $162,235
                                             ========      ========

                The accompanying notes are an integral part of
                        these combined financial statements.

             GEODYNE ENERGY INCOME II LIMITED PARTNERSHIPS
         CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                             JUNE 30, 1995
                              (Unaudited)

1.   ACCOUNTING POLICIES
     -------------------

     The combined balance sheets as of June 30, 1995, combined statements of operations for the three and six months ended June 30, 1995 and 1994 and combined statements of cash flows for the six months ended June 30, 1995 and 1994 have been prepared by Geodyne Properties, Inc., ("Geodyne"), the General Partner of the Geodyne Energy Income II Limited Partnerships (collectively, the "Partnerships"), and are unaudited. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at June 30, 1995, the combined results of operations for the three and six months ended June 30, 1995 and 1994 and the combined cash flows for the six months ended June 30, 1995 and 1994.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1994. The results of operations for the period ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred by the General Partner. During the six months ended June 30, 1995 the following payments were made to the General Partner or its affiliates by the Partnerships:

                       Direct General    Administrative
         Partnership and Administrative     Overhead
         ----------- ------------------  --------------
            II-A          $ 90,675           $254,886
            II-B           112,162            190,380
            II-C            50,950             81,378
            II-D           123,048            165,726
            II-E           204,727            120,432
            II-F            17,451             90,210
            II-G            37,705            195,888
            II-H             9,488             48,270

     An affiliated company is the operator of certain of the Partnerships' properties and its policy is to bill the Partnerships for all customary charges and cost reimbursements associated with its activities, together with any compressor rental, consulting, or other services provided.

     The Partnerships sell gas at market prices to Premier Gas Company ("Premier"), an affiliate of the General Partner. The following is a summary of these sales and the amount of the Partnerships' accrued oil and gas sales due from Premier as of June 30, 1995 and December 31, 1994:

                                           Gas Sales
                           ----------------------------------------------
                           As of                    As of
                           June 30, 1995            December 31, 1994
                           -------------            ------------------

     II-A                  $180,025                   $374,247
     II-B                    57,603                    138,216
     II-C                    42,821                     94,336
     II-D                   154,800                    306,792
     II-E                   136,223                    245,802
     II-F                    87,227                    177,741
     II-G                   184,341                    375,456
     II-H                    43,482                     88,488



                                     Accrued Oil and Gas Sales
                          -----------------------------------------------
                           As of                     As of
                           June 30, 1995             December 31, 1994
                          ---------------           ------------------

     II-A                  $122,379                   $107,036
     II-B                    38,166                     64,669
     II-C                    28,754                     41,709
     II-D                    98,815                    121,780
     II-E                    93,086                     90,940
     II-F                    60,861                     61,777
     II-G                   128,600                    130,572
     II-H                    30,326                     30,807

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

    LIQUIDITY AND CAPITAL RESOURCES
    -------------------------------

    The Partnerships began operations and investors were assigned their rights as Unit Holders, having made capital contributions in the amounts and on the dates set forth below:
                                                Unit
                           Date of         Holder Capital
           Partnership    Activation       Contributions
           ------------------------------ ----------------
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

     Net proceeds from operations less necessary operating capital are distributed to Unit Holders on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. Over the last several years, the domestic energy industry and the Partnerships have contended with volatile, but generally low, oil and gas prices. Over the last few years, the oil and gas market appears to have moved from periods of relative stability in supply and demand to excess supply and/or weakened demand. These trends have led to the volatility in pricing and demand noted over the past years. While the

General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 1995 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations of the Partnerships.

     RESULTS OF OPERATIONS
     ---------------------

     An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables within "Results of Operations". Generally, the Production Partnerships' operations during the three and six months ended June 30, 1995 reflected a decrease in production of oil and natural gas and a decrease in the average price of natural gas sold. Refer to "Liquidity and Capital Resources" above for a discussion of factors impacting prices and production volumes.

     II-A PARTNERSHIP

     THREE MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1994.
                                      Three months ended June 30,
                                      ---------------------------
                                           1995        1994
                                           ----        ----
        Oil and gas sales             $1,082,118    $1,554,373
        Direct operating expenses     $  402,653    $  690,749
        Barrels produced                  31,658        38,877
        Mcf produced                     338,247       556,481
        Average price/Bbl             $    16.84    $    14.84
        Average price/Mcf             $     1.62    $     1.76

     Total oil and gas sales decreased 30.4% for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As shown in the above table, this decrease was due to decreases in the volumes of oil and natural gas sold and the average price of natural gas sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 7,219 barrels and 218,234 Mcf, respectively, for the three months ended June 30, 1995 as compared to the similar period in 1994. The decrease in the volumes of oil and natural gas sold resulted primarily from prior period adjustments and normal declines in production from several of the II-A Partnership's wells. Natural gas prices decreased to an average of $1.62 per Mcf for the three months ended June 30, 1995 from an average of $1.76 per Mcf for the three months ended June 30, 1994. Oil prices increased to an average of $16.84 per barrel for the three months ended June 30, 1995 from an average of $14.84 per barrel for the three months ended June 30, 1994.

     Direct operating expenses (lease operating expenses and production taxes) decreased $288,096 for the three months ended June 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold and a decrease in workover expenses during the three months ended June 30, 1995. As a percentage of total revenues, these expenses decreased to 36.9% for the three months ended June 30, 1995 from 44.1% for the three months ended June 30, 1994. This percentage decrease was primarily due to the decrease in workover expenses mentioned above, partially offset by the decrease in the average price of natural gas sold.

     Depreciation, depletion, and amortization of oil and gas properties decreased $458,587 for the three months ended June 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold and upward revisions of previous reserve estimates. As a percentage of total revenues, this expense decreased to 48.2% for the three months ended June 30, 1995 from 62.8% for the three months ended June 30, 1994. This percentage decrease was primarily due to the upward revisions mentioned above, partially offset by the decrease in the average price of natural gas sold.

     General and administrative expenses increased $67,622 for the three months ended June 30, 1995 as compared to the similar period in 1994. As a percentage of total revenues, these expenses increased to 18.7% for the three months ended June 30, 1995 from 8.7% for the three months ended June 30, 1994. This increase expressed in dollars and as a percentage of total revenues was primarily due to an increase in legal fees associated with a gas contract arbitration matter the II-A Partnership is pursuing against Texaco.

     SIX MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1994.
                                        Six months ended June 30,
                                        -------------------------
                                           1995        1994
                                           ----        ----
        Oil and gas sales              $2,329,011   $3,191,819
        Direct operating expenses      $  958,324   $1,349,065
        Barrels produced                   65,752       76,017
        Mcf produced                      801,672    1,120,209
        Average price/Bbl              $    16.50$       13.94
        Average price/Mcf              $     1.55$        1.90

     Total oil and gas sales decreased 27.0% for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. As shown in the above table, this decrease was due to decreases in the volumes of oil and natural gas sold and the average price of natural gas sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 10,265 barrels and 318,537 Mcf, respectively, for the six months ended June 30, 1995 as compared to the similar period in 1994. The decrease in the volumes of natural gas sold resulted primarily from normal declines in production from several of the II-A Partnership's wells. Natural gas prices decreased to an average of $1.55 per Mcf for the six months ended June 30, 1995 from an average of $1.90 per Mcf for the six months ended June 30, 1994. Oil prices increased to an average of $16.50 per barrel for the six months ended June 30, 1995 from an average of $13.94 per barrel for the six months ended June 30, 1994.

     Direct operating expenses (lease operating expenses and production taxes) decreased $390,741 for the six months ended June 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold and a decrease in workover expenses during the six months ended June 30, 1995. As a percentage of total revenues, these expenses remained relatively constant at 40.8% for the six months ended June 30, 1995 compared to 42.0% the six months ended June 30, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $770,070 for the six months ended June 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold and upward revisions of previous reserve estimates. As a percentage of total revenues, this expense decreased to 50.8% for the six months ended June 30, 1995 from 61.2% for the six months ended June 30, 1994. This percentage decrease was primarily due to the upward revisions mentioned above, partially offset by the decrease in the average price of natural gas sold.

     General and administrative expenses increased $41,684 for the six months ended June 30, 1995 as compared to the similar period in 1994. As a percentage of total revenues, these expenses increased to 14.7% for the six months ended June 30, 1995 from 9.5% for the six months ended June 30, 1994. This increase expressed in dollars and as a percentage of total revenues was primarily due to an increase in legal fees associated with a gas contract arbitration matter the II-A Partnership is pursuing against Texaco.

     Cumulative cash distributions to the Unit Holders through June 30, 1995 were $35,526,357 or 73.36% of Unit Holders' contributions.

     II-B PARTNERSHIP

     THREE MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1994.
                                        Three months ended June 30,
                                       ---------------------------
                                           1995        1994
                                           ----        ----
        Oil and gas sales                $880,759   $1,135,105
        Direct operating expenses        $503,613$     544,704
        Barrels produced                   22,312       32,105
        Mcf produced                      287,374      368,017
        Average price/Bbl                $  17.07   $    14.70
        Average price/Mcf                $   1.74   $     1.80

     Total oil and gas sales decreased 22.4% for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As shown in the above table, this decrease was due to decreases in the volumes of oil and natural gas sold and the average price of natural gas sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 9,793 barrels and 80,643 Mcf, respectively, for the three months ended June 30, 1995 as compared to the similar period in 1994. The decrease in volumes of oil and natural gas sold was primarily due to prior period adjustments and normal declines in production on several of the II-B Partnership's more significant wells. Natural gas prices decreased to an average $1.74 per Mcf for the three months ended June 30, 1995 from an average of $1.80 per Mcf for the three months ended June 30, 1994. Oil prices increased to an average of $17.07 per barrel for the three months ended June 30, 1995 from an average of $14.70 per barrel for the three months ended June 30, 1994.

     Direct operating expenses (lease operating expenses and production taxes) decreased $41,091 for the three months ended June 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold during the three months ended June 30, 1995. As a percentage of total revenues, these expenses increased to 56.8% for the three months ended June 30, 1995 from 47.0% for the three months ended June 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold.

     Depreciation, depletion, and amortization of oil and gas properties decreased $224,749 for the three months ended June 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold and upward revisions of previous reserve estimates. As a percentage of total revenues, this expense decreased to 57.2% for the three months ended June 30, 1995 from 63.2% for the three months ended June 30, 1994. This percentage decrease was primarily due to the upward revisions mentioned above, partially offset by the decrease in the average price of natural gas sold.

     General and administrative expenses increased $94,708 for the three months ended June 30, 1995 as compared to the similar period in 1994. As a percentage of total revenues, these expenses increased to 22.2% for the three months ended June 30, 1995 from 8.8% for the three months ended June 30, 1994. This increase expressed in dollars and as a percentage of total revenues was primarily due to an increase in legal fees associated with a gas contract arbitration matter the II-B Partnership is pursuing against Texaco.

     SIX MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1994.
                                        Six months ended June 30,
                                       -------------------------
                                           1995       1994
                                           ----       ----
        Oil and gas sales              $1,819,822  $2,402,099
        Direct operating expenses      $  912,781  $  997,864
        Barrels produced                   47,382      59,900
        Mcf produced                      619,471     798,631
        Average price/Bbl              $    16.57$      14.15
        Average price/Mcf              $     1.67$       1.95

     Total oil and gas sales decreased 24.2% for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. As shown in the above table, this decrease was due to decreases in the volumes of oil and natural gas sold and the average price of natural gas sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 12,518 barrels and 179,160 Mcf, respectively, for the six months ended June 30, 1995 as compared to the similar period in 1994. Volumes of oil and natural gas sold decreased primarily due to prior period adjustments and normal declines in production on several of the II-B Partnership's wells. Natural gas prices decreased to an average of $1.67 per Mcf for the six months ended June 30, 1995 from an average of $1.95 per Mcf for the six months ended June 30, 1994. Oil prices increased to an average of $16.57 per barrel for the six months ended June 30, 1995 from an average of $14.15 per barrel for the six months ended June 30, 1994.

     Direct operating expenses (lease operating expenses and production taxes) decreased $85,083 for the six months ended June 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold during the six months ended June 30, 1995. As a percentage of total revenues, these expenses increased to 50.5% for the six months ended June 30, 1995 from 41.0% for the six months ended June 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold.

     Depreciation, depletion, and amortization of oil and gas properties decreased $423,703 for the six months ended June 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold and upward revisions of previous reserve estimates. As a percentage of total revenues, this expense decreased to 60.1% for the six months ended June 30, 1995 compared to 62.2% for the six months ended June 30, 1994.

     General and administrative expenses increased $75,075 for the six months ended June 30, 1995 as compared to the similar period in 1994. As a percentage of total revenues, these expenses increased to 16.7% for the six months ended June 30, 1995 from 9.4% for the six months ended June 30, 1994. This increase expressed in dollars and as a percentage of total revenues was primarily due to an increase in legal fees associated with a gas contract arbitration matter the II-B Partnership is pursuing against Texaco.

     Cumulative cash distributions to the Unit Holders through June 30, 1995 were $25,630,916 or 70.86% of Unit Holders' contributions.

     II-C PARTNERSHIP

     THREE MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1994.
                                       Three months ended June 30,
                                       ---------------------------
                                             1995     1994
                                             ----     ----
        Oil and gas sales                $401,126    $587,733
        Direct operating expenses        $170,956    $231,511
        Barrels produced                    6,740       9,368
        Mcf produced                      175,691     252,470
        Average price/Bbl                $  17.41    $  15.65
        Average price/Mcf                $   1.62    $   1.75

     Total oil and gas sales decreased 31.8% for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As shown in the above table, this decrease was due to decreases in the volumes of oil and natural gas sold and the average price of natural gas sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 2,628 barrels and 76,779 Mcf, respectively, for the three months ended June 30, 1995 as compared to the similar period in 1994. Volumes of oil and natural gas sold decreased primarily due to normal declines in production on several of the II-C Partnership's wells. Natural gas prices decreased to an average of $1.62 per Mcf for the three months ended June 30, 1995 from an average of $1.75 per Mcf for the three months ended June 30, 1994. Oil prices increased to an average of $17.41 per barrel for the three months ended June 30, 1995 from an average of $15.65 per barrel for the three months ended June 30, 1994.

     Direct operating expenses (lease operating expenses and production taxes) decreased $60,555 for the three months ended June 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold. As a percentage of total revenues, these expenses increased to 42.0% for the three months ended June 30, 1995 from 39.0% for the three months ended June 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold.

     Depreciation, depletion, and amortization of oil and gas properties decreased $107,305 for the three months ended June 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold and upward revisions of previous reserve estimates. As a percentage of total revenues, this expense remained relatively constant at 58.4% for the three months ended June 30, 1995 compared to 58.1% for the three months ended June 30, 1994.

     General and administrative expenses increased $41,951 for the three months ended June 30, 1995 as compared to the similar period in 1994. As a percentage of total revenues, these expenses increased to 21.2% for the three months ended June 30, 1995 from 7.5% for the three months ended June 30, 1994. This increase expressed in dollars and as a percentage of total revenues was primarily due to an increase in legal fees associated with a gas contract arbitration matter the II-C Partnership is pursuing against Texaco.

     SIX MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1994.
                                       Six months ended June 30,
                                       -------------------------
                                           1995         1994
                                           ----         ----
        Oil and gas sales                $833,583    $1,168,351
        Direct operating expenses        $344,298    $  430,102
        Barrels produced                   14,179        17,362
        Mcf produced                      372,324       489,994
        Average price/Bbl                $  17.06    $    14.85
        Average price/Mcf                $   1.59    $     1.86

     Total oil and gas sales decreased 28.7% for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. As shown in the above table, this decrease was due to decreases in the volumes of oil and natural gas sold and the average price of natural gas sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 3,183 barrels and 117,670 Mcf, respectively, for the six months ended June 30, 1995 as compared to the similar period in 1994. Volumes of oil sold decreased primarily due to normal declines in production on several of the II-C Partnership's wells. Volumes of natural gas sold decreased primarily due to normal declines in production on several of the II-C Partnership's wells coupled with a gas balancing adjustment. Natural gas prices decreased to an average of $1.59 per Mcf for the six months ended June 30, 1995 from an average of $1.86 per Mcf for the six months ended June 30, 1994. Oil prices increased to an average of $17.06 per barrel for the six months ended June 30, 1995 from an average of $14.85 per barrel for the six months ended June 30, 1994.

     Direct operating expenses (lease operating expenses and production taxes) decreased $85,804 for the six months ended June 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold. As a percentage of total revenues, these expenses increased to 40.5% for the six months ended June 30, 1995 from 36.5% for the six months ended June 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold.

     Depreciation, depletion, and amortization of oil and gas properties decreased $161,110 for the six months ended June 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold and upward revisions of previous reserve estimates. As a percentage of total revenues, this expense increased to 59.0% for the six months ended June 30, 1995 compared to 56.4% for the six months ended June 30, 1994.

     General and administrative expenses increased $33,522 for the six months ended June 30, 1995 as compared to the similar period in 1994. As a percentage of total revenues, these expenses increased to 15.6% for the six months ended June 30, 1995 from 8.4% for the six months ended June 30, 1994. This increase expressed in dollars and as a percentage of total revenues was primarily due to an increase in legal fees associated with a gas contract arbitration matter the II-C Partnership is pursuing against Texaco.

     Cumulative cash distributions to the Unit Holders through June 30, 1995 were $10,897,686 or 70.48% of Unit Holders' contributions.

     II-D PARTNERSHIP

     THREE MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1994.
                                       Three months ended June 30,
                                       ---------------------------
                                           1995         1994
                                           ----         ----
        Oil and gas sales                $989,836    $1,378,581
        Direct operating expenses        $421,473    $  565,919
        Barrels produced                   22,956        24,862
        Mcf produced                      440,570       568,533
        Average price/Bbl                $  16.45    $    15.13
        Average price/Mcf                $   1.39    $     1.76

     Total oil and gas sales decreased 28.2% for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As shown in the above table, this decrease was due to decreases in the volumes of oil and natural gas sold and the average price of natural gas sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 1,906 barrels and 127,963 Mcf, respectively, for the three months ended June 30, 1995 as compared to the similar period in 1994. The decrease in the volumes of natural gas sold was primarily due to a dispute with the operator on two of the II-D Partnership's leases, as well as normal declines in production on several wells. Natural gas prices decreased to an average of $1.39 per Mcf for the three months ended June 30, 1995 from an average of $1.76 per Mcf for the three months ended June 30, 1994. Oil prices increased to an average of $16.45 per barrel for the three months ended June 30, 1995 from an average of $15.13 per barrel for the three months ended June 30, 1994.

     Direct operating expenses (lease operating expenses and production taxes) decreased $144,446 for the three months ended June 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold and a decrease in workover expenses during the three months ended June 30, 1995. As a percentage of total revenues, these expenses remained relatively constant at 42.3% for the three months ended June 30, 1995 compared to 41.0% for the three months ended June 30, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $187,584 for the three months ended June 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold and upward revisions of previous reserve estimates. As a percentage of total revenues, this expense increased to 56.6% for the three months ended June 30, 1995 compared to 54.5% the three months ended June 30, 1994.

     General and administrative expenses increased $105,647 for the three months ended June 30, 1995 as compared to the similar period in 1994. As a percentage of total revenues, these expenses increased to 19.5% for the three months ended June 30, 1995 from 6.5% for the three months ended June 30, 1994. This increase expressed in dollars and as a percentage of total revenues was primarily due to an increase in legal fees associated with a gas contract arbitration matter the II-D Partnership is pursuing against Texaco.

     SIX MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1994.
                                        Six months ended June 30,
                                        -------------------------
                                            1995         1994
                                            ----         ----
        Oil and gas sales                $2,053,173    $2,602,679
        Direct operating expenses        $  983,313    $1,081,171
        Barrels produced                     45,142        46,399
        Mcf produced                        955,753     1,050,606
        Average price/Bbl                $    16.30    $    14.11
        Average price/Mcf                $     1.38    $     1.85

     Total oil and gas sales decreased 21.1% for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. As shown in the above table, this decrease was due to decreases in the volumes of oil and natural gas sold and the average price of natural gas sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 1,257 barrels and 94,853 Mcf, respectively, for the six months ended June 30, 1995 as compared to the similar period in 1994. Natural gas prices decreased to an average of $1.38 per Mcf for the six months ended June 30, 1995 from an average of $1.85 per Mcf for the six months ended June 30, 1994. Oil prices increased to an average of $16.30 per barrel for the six months ended June 30, 1995 from an average of $14.11 per barrel for the six months ended June 30, 1994.

     Direct operating expenses (lease operating expenses and production taxes) decreased $97,858 for the six months ended June 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold. As a percentage of total revenues, these expenses increased to 47.4% for the six months ended June 30, 1995 from 41.5% for the six months ended June 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold.

     Depreciation, depletion, and amortization of oil and gas properties decreased $195,252 for the six months ended June 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold and upward revisions of previous reserve estimates. As a percentage of total revenues, this expense increased to 57.7% for the six months ended June 30, 1995 from 53.5% for the six months ended

June  30, 1994.   This percentage  increase was  primarily due  to the
decrease in the average price of natural gas sold, partially offset by the upward revisions mentioned above.

     General and administrative expenses increased $88,742 for the six months ended June 30, 1995 as compared to the similar period in 1994. As a percentage of total revenues, these expenses increased to 13.9% for the six months ended June 30, 1995 from 7.7% for the six months ended June 30, 1994. This increase expressed in dollars and as a percentage of total revenues was primarily due to an increase in legal fees associated with a gas contract arbitration matter the II-D Partnership is pursuing against Texaco.

     Cumulative cash distributions to the Unit Holders through June 30, 1995 were $20,689,903 or 65.71% of Unit Holders' contributions.

     II-E  PARTNERSHIP

     THREE MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1994.
                                        Three months ended June 30,
                                       ---------------------------
                                           1995        1994
                                           ----        ----
        Oil and gas sales                $570,706    $679,945
        Direct operating expenses        $282,610    $291,921
        Barrels produced                   15,978      17,406
        Mcf produced                      221,188     240,653
        Average price/Bbl                $  17.45    $  16.05
        Average price/Mcf                $   1.32    $   1.66

     Total oil and gas sales decreased 16.1% for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As shown in the above table, this decrease was due to decreases in the volumes of oil and natural gas sold and the average price of natural gas sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 1,428 barrels and 19,465 Mcf, respectively, for the three months ended June 30, 1995 as compared to the similar period in 1994. Natural gas prices decreased to an average of $1.32 per Mcf for the three months ended June 30, 1995 from an average of $1.66 per Mcf for the three months ended June 30, 1994. Oil prices increased to an average of $17.45 per barrel for the three months ended June 30, 1995 from an average of $16.05 per barrel for the three months ended June 30, 1994.

     Direct operating expenses (lease operating expenses and production taxes) decreased $9,311 for the three months ended June 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold. As a percentage of total revenues, these expenses increased to 50.6% for the three months ended June 30, 1995 from 42.9% for the three months ended June 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold.

     Depreciation, depletion, and amortization of oil and gas properties decreased $40,356 for the three months ended June 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold. As a percentage of total revenues, this expense increased to 90.0% for the three months ended June 30, 1995 from 79.7% for the three months ended June 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold.

     General and administrative expenses increased $192,898 for the three months ended June 30, 1995 as compared to similar period in 1994. As a percentage of total revenues, these expenses increased to 46.2% for the three months ended June 30, 1995 from 9.5% for the three months ended June 30, 1994. This increase expressed in dollars and as a percentage of total revenues was primarily due to an increase in legal fees associated with a gas contract arbitration matter the II-E Partnership is pursuing against Texaco.

     SIX MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1994.
                                         Six months ended June 30,
                                        -------------------------
                                           1995         1994
                                           ----         ----
        Oil and gas sales              $1,121,934   $1,359,702
        Direct operating expenses      $  582,124   $  589,058
        Barrels produced                   30,891       34,305
        Mcf produced                      438,105      473,442
        Average price/Bbl              $    17.01   $    14.67
        Average price/Mcf              $     1.36   $     1.81

     Total oil and gas sales decreased 17.5% for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. As shown in the above table, this decrease was due to decreases in the volumes of oil and natural gas sold and the average price of natural gas sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 3,414 barrels and 35,337 Mcf, respectively, for the six months ended June 30, 1995 as compared to the similar period in 1994. Natural gas prices decreased to an average of $1.36 per Mcf for the six months ended June 30, 1995 from an average of $1.81 per Mcf for the six months ended June 30, 1994. Oil prices increased to an average of $17.01 per barrel for the six months ended June 30, 1995 from an average of $14.67 per barrel for the six months ended June 30, 1994.

     Direct operating expenses (lease operating expenses and production taxes) remained relatively constant for the six months ended June 30, 1995 as compared to the similar period in 1994. As a percentage of total revenues, these expenses increased to 51.7% for the six months ended June 30, 1995 from 43.2% for the six months ended June 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold.

     Depreciation, depletion, and amortization of oil and gas properties decreased $80,453 for the six months ended June 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold. As a percentage of total revenues, this expense increased to 87.7% for the six months ended June 30, 1995 from 78.4% for the six months ended June 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold.

     General and administrative expenses increased $180,057 for the six months ended June 30, 1995 as compared to the similar period in 1994. As a percentage of total revenues, these expenses increased to 28.9% for the six months ended June 30, 1995 from 10.7% for the six months ended June 30, 1994. This increase expressed in dollars and as a percentage of total revenues was primarily due to an increase in legal fees associated with a gas contract arbitration matter the II-E Partnership is pursuing against Texaco.

     Cumulative cash distributions to the Unit Holders through June 30, 1995 were $12,251,574 or 53.54% of Unit Holders' contributions.

     II-F PARTNERSHIP

     THREE MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1994.
                                        Three months ended June 30,
                                       ---------------------------
                                             1995       1994
                                             ----       ----
        Oil and gas sales                  $493,171   $570,549
        Direct operating expenses          $154,746   $194,457
        Barrels produced                     14,421     17,114
        Mcf produced                        200,015    186,441
        Average price/Bbl                  $  16.80   $  15.33
        Average price/Mcf                  $   1.25   $   1.65

     Total oil and gas sales decreased 13.6% for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As shown in the above table, this decrease was due to a decrease in the volumes of oil sold and the average price of natural gas sold, partially offset by an increase in the volumes of natural gas sold and the average price of oil sold. Volumes of oil sold decreased 2,693 barrels and volumes of natural gas sold increased 13,574 Mcf for the three months ended June 30, 1995 as compared to the similar period in 1994. Natural gas prices decreased to an average of $1.25 per Mcf for the three months ended June 30, 1995 from an average of $1.65 per Mcf for the three months ended June 30, 1994. Oil prices increased to an average of $16.80 per barrel for the three months ended June 30, 1995 from an average of $15.33 per barrel for the three months ended June 30, 1994.

     Direct operating expenses (lease operating expenses and production taxes) decreased $39,711 for the three months ended June 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to a decrease in workover expenses during the three months ended June 30, 1995 as compared to the similar period in 1994. As a percentage of total revenues, these expenses decreased to 31.5% for the three months ended June 30, 1995 compared to 34.0% for the three months ended June 30, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $68,716 for the three months ended June 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to upward revisions of previous reserve estimates. As a percentage of total revenues, this expense decreased to 61.0% for the three months ended June 30, 1995 from 64.3% for the three months ended June 30, 1994. This percentage decrease was primarily due to upward revisions mentioned above, partially offset by the decrease in the average price of natural gas sold.

     General and administrative expenses increased $7,483 for the three months ended June 30, 1995 as compared to the similar period in 1994. As a percentage of total revenues, these expenses increased to 11.5% for the three months ended June 30, 1995 from 8.6% for the three months ended June 30, 1994. This increase expressed in dollars and as a percentage of total revenues was primarily due to an increase in professional fees.

     SIX MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1994.
                                          Six months ended June 30,
                                         -------------------------
                                           1995         1994
                                           ----         ----
        Oil and gas sales                $930,474    $1,233,844
        Direct operating expenses        $331,249    $  414,759
        Barrels produced                   28,147        33,401
        Mcf produced                      366,834       425,277
        Average price/Bbl                $  16.33    $    14.18
        Average price/Mcf                $   1.28    $     1.79

     Total oil and gas sales decreased 24.6% for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. As shown in the above table, this decrease was due to decreases in the volumes of oil and natural gas sold and the average price of natural gas sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 5,254 barrels and 58,443 Mcf, respectively, for the six months ended June 30, 1995 as compared to the similar period in 1994. Natural gas prices decreased to an average of $1.28 per Mcf for the six months ended June 30, 1995 from an average of $1.79 per Mcf for the six months ended June 30, 1994. Oil prices increased to an average of $16.33 per barrel for the six months ended June 30, 1995 from an average of $14.18 per barrel for the six months ended June 30, 1994.

     Direct operating expenses (lease operating expenses and production taxes) decreased $83,510 for the six months ended June 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold and a decrease in workover expenses for the six months ended June 30, 1995. As a percentage of total revenues, these expenses remained relatively constant at 35.1% for the six months ended June 30, 1995 compared to 33.5% for the six months ended June 30, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $236,880 for the six months ended June 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold and upward revisions of previous reserve estimates. As a percentage of total revenues, this expense decreased to 59.2% for the six months ended June 30, 1995 from 64.4% for the six months ended June 30, 1994. This percentage decrease was primarily due to the upward revisions mentioned above, partially offset by the decrease in the average price of natural gas sold.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. As a percentage of total revenues, these expenses increased to 11.4% for the six months ended June 30, 1995 compared to 8.9% for the six months ended June 30, 1994.

     Cumulative cash distributions to the Unit Holders through June 30, 1995 were $11,027,051 or 64.34% of Unit Holders' contributions.

     II-G PARTNERSHIP

     THREE MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1994.
                                        Three months ended June 30,
                                        ---------------------------
                                              1995        1994
                                              ----        ----
        Oil and gas sales                 $1,061,698   $1,214,554
        Direct operating expenses         $  349,597   $  425,184
        Barrels produced                      30,320       36,089
        Mcf produced                         436,250      399,160
        Average price/Bbl                 $    16.80   $    15.35
        Average price/Mcf                 $     1.27   $     1.66

     Total oil and gas sales decreased 12.6% for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As shown in the above table, this decrease was due to a decrease in the volumes of oil sold and the average price of natural gas sold, partially offset by an increase in the volumes of natural gas sold and the average price of oil sold. Volumes of oil sold decreased 5,769 barrels and volumes of natural gas sold increased 37,090 Mcf for the three months ended June 30, 1995 as compared to the similar period in 1994. Natural gas prices decreased to an average of $1.27 per Mcf for the three months ended June 30, 1995 from an average of $1.66 per Mcf for the three months ended June 30, 1994. Oil prices increased to an average of $16.80 per barrel for the three months ended June 30, 1995 from an average of $15.35 per barrel for the three months ended June 30, 1994.

     Direct operating expenses (lease operating expenses and production taxes) decreased $75,587 for the three months ended June 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to a decrease in workover expenses during the three months ended June 30, 1995 as compared to the similar period in 1994. As a percentage of total revenues, these expenses remained relatively constant at 33.2% for the three months ended June 30, 1995 compared to 34.9% for the three months ended June 30, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $174,977 for the three months ended June 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to upward revisions of previous reserve estimates. As a percentage of total revenues, this expense decreased to 60.4% for the three months ended June 30, 1995 from 66.6% for the three months ended June 30, 1994. This percentage decrease was primarily due to the upward revisions mentioned above, partially offset by the decrease in the average price of natural gas sold.

     General and administrative expenses increased $18,026 for the three months ended June 30, 1995 as compared to the similar period in 1994. As a percentage of total revenues, these expenses increased to 11.6% for the three months ended June 30, 1995 from 8.6% for the three months ended June 30, 1994. This increase expressed in dollars and as a percentage of total revenues was primarily due to an increase in professional fees.

     SIX MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1994.
                                             Six months ended June 30,
                                            -------------------------
                                              1995        1994
                                              ----        ----
        Oil and gas sales                 $2,032,268  $2,632,121
        Direct operating expenses         $  740,621  $  906,875
        Barrels produced                      59,208      70,243
        Mcf produced                         813,960     913,347
        Average price/Bbl                 $    16.33$      14.19
        Average price/Mcf                 $     1.31$       1.79

     Total oil and gas sales decreased 22.8% for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. As shown in the above table, this decrease was due to decreases in the volumes of oil and natural gas sold and the average price of natural gas sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 11,035 barrels and 99,387 Mcf, respectively, for the six months ended June 30, 1995 as compared to the similar period in 1994. Natural gas prices decreased to an average of $1.31 per Mcf for the six months ended June 30, 1995 from an average of $1.79 per Mcf for the six months ended June 30, 1994. Oil prices increased to an average of $16.33 per barrel for the six months ended June 30, 1995 from an average of $14.19 per barrel for the six months ended June 30, 1994.

     Direct operating expenses (lease operating expenses and production taxes) decreased $166,254 for the six months ended June 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to a decrease in volumes of oil and natural gas sold and a decrease in workover expenses during the six months ended June 30, 1995. As a percentage of total revenues, these expenses remained relatively constant at 35.9% for the six months ended June 30, 1995 compared to 34.3% for the six months ended June 30, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $555,434 for the six months ended June 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold and upward revisions of previous reserve estimates. As a percentage of total revenues, this expense decreased to 58.3% for the six months ended June 30, 1995 from 66.6% for the six months ended June 30, 1994. This percentage decrease was primarily due to the upward revisions mentioned above, partially offset by the decrease in the average price of natural gas sold.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. As a percentage of total revenues, these expenses increased to 11.3% for the six months ended June 30, 1995 from 8.9% for the six months ended June 30, 1994. This increase as a percentage of total revenues was primarily due to a decrease in the average price of natural gas sold.

     Cumulative cash distributions to the Unit Holders through June 30, 1995 were $22,432,371 or 60.27% of Unit Holders' contributions.

     II-H PARTNERSHIP

     THREE MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1994.
                                             Three months ended June 30,
                                            ---------------------------
                                              1995        1994
                                              ----        ----
        Oil and gas sales                   $251,901    $295,746
        Direct operating expenses           $ 87,016    $107,711
        Barrels produced                       7,080       8,475
        Mcf produced                         105,195      99,624
        Average price/Bbl                   $  16.82   $   15.34
        Average price/Mcf                   $   1.26   $    1.66

     Total oil and gas sales decreased 14.8% for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As shown in the above table, this decrease was due to a decrease in the volumes of oil sold and the average price of natural gas sold, partially offset by an increase in the volumes of natural gas sold and the average price of oil sold. Volumes of oil sold decreased 1,395 barrels and volumes of natural gas sold increased 5,571 Mcf for the three months ended June 30, 1995 as compared to the similar period in 1994. Natural gas prices decreased to an average of $1.26 per Mcf for the three months ended June 30, 1995 from an average of $1.66 per Mcf for the three months ended June 30, 1994. Oil prices increased to an average of $16.82 per barrel for the three months ended June 30, 1995 from an average of $15.34 per barrel for the three months ended June 30, 1994.

     Direct operating expenses (lease operating expenses and production taxes) decreased $20,695 for the three months ended June 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to a decrease in workover expenses during the three months ended June 30, 1995. As a percentage of total revenues, these expenses remained relatively constant at 34.9% for the three months ended June 30, 1995 compared to 36.3% for the three months ended June 30, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $33,659 for the three months ended June 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to several properties having been significantly depleted leaving a smaller basis to deplete. As a percentage of total revenues, this expense remained relatively constant at 64.7% for the three months ended June 30, 1995 compared to 65.8% for the three months ended June 30, 1994.

     General and administrative expenses increased $3,640 for the three months ended June 30, 1995 as compared to the similar period in 1994. As a percentage of total revenues, these expenses increased to 12.2% for the three months ended June 30, 1995 from 9.0% for the three months ended June 30, 1994. This increase expressed in dollars and as a percentage of total revenues was primarily due to an increase in professional fees.

     SIX MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1994.
                                             Six months ended June 30,
                                            --------------------------
                                                  1995     1994
                                                  ----     ----
        Oil and gas sales                     $489,212   $644,573
        Direct operating expenses             $180,697   $228,370
        Barrels produced                        13,793     16,445
        Mcf produced                           199,874    227,762
        Average price/Bbl                     $  16.35   $  14.19
        Average price/Mcf                     $   1.32   $   1.80

     Total oil and gas sales decreased 24.1% for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. As shown in the above table, this decrease was due to decreases in the volumes of oil and natural gas sold and the average price of natural gas sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 2,652 barrels and 27,888 Mcf, respectively, for the six months ended June 30, 1995 as compared to the similar period in 1994. Natural gas prices decreased to an average of $1.32 per Mcf for the six months ended June 30, 1995 from an average of $1.80 per Mcf for the six months ended June 30, 1994. Oil prices increased to an average of $16.35 per barrel for the six months ended June 30, 1995 from an average of $14.19 per barrel for the six months ended June 30, 1994.

     Direct operating expenses (lease operating expenses and production taxes) decreased $47,673 for the six months ended June 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to a decrease in volumes of oil and natural gas sold and a decrease in workover expenses during the six months ended June 30, 1995 as compared to the similar period in 1994. As a percentage of total revenues, these expenses remained relatively constant at 36.4% for the six months ended June 30, 1995 compared to 35.3% for the six months ended June 30, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $114,264 for the six months ended June 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold and several properties having been significantly depleted leaving a smaller basis to deplete. As a percentage of total revenues, this expense decreased to 62.3% for the six months ended June 30, 1995 from 65.4% for the six months ended June 30, 1994. This percentage decrease was primarily due to several properties having been significantly depleted leaving a smaller basis to deplete, partially offset by a decrease in the average price of natural gas sold.

     General and administrative expenses decreased $2,007 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This decrease was primarily due to a decrease in audit fees. As a percentage of total revenues, these expenses increased to 11.6% for the six months ended June 30, 1995 compared to 9.2% for the six months ended June 30, 1994.

     Cumulative cash distributions to the Unit Holders through June 30, 1995 were $5,176,364 or 56.44% of Unit Holders' contributions.

                      PART II:  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On October 26, 1994, Geodyne Resources, Inc. ("Resources") and the Partnerships, among other parties, where named as defendants in a lawsuit alleging causes of action based on fraud, negligent misrepresentation, breach of fiduciary duty, breach of implied covenant, and breach of contract in connection with the offer and sale of units in the Partnerships (Sidney Neidick et al. v. Geodyne Resources, Inc., et al., Case No. 94-052860, District Court of Harris County, Texas). The plaintiffs' petition alleged that the lawsuit was being brought as a class action on behalf of investors who purchased units in the Partnerships. On June 7, 1995, Resources and the Partnerships were dismissed without prejudice as defendants in the matter. In addition, on June 7, 1995, the matter was certified as a class action. A class action notice was mailed on June 7, 1995 to all limited partners in the Partnerships who are members of the class. PaineWebber Incorporated ("PaineWebber") has agreed to indemnify Resources and the Partnerships and their affiliates with respect to all claims asserted by the plaintiffs in the lawsuit pursuant to that certain Indemnification Agreement dated November 24, 1992 by and between PaineWebber and Samson Investment Company, the parent of Resources (the "Indemnification Agreement") in the event Resources or the Partnerships are rejoined in the matter at a later time. As a result of both the dismissal and the Indemnification Agreement, management does not believe that either the Partnerships or Resources will be required to pay any damages or expenses in this matter.

     On November 23 and 25, 1994, Resources, PaineWebber, and certain other parties were named as defendants in two related lawsuits alleging misrepresentations made to induce investments in the Partnerships and asserting causes of action for common law fraud and deceit and unjust enrichment (Romine v. PaineWebber, Inc. et al., Case No. 94-CIV-8558, U.S. District Court, Southern District of New York and Romine v. PaineWebber, Inc. et al., Case No. 94-132844, Supreme Court of the State of New York, County of New York). The federal court case was later consolidated with other similar actions (to which Resources is not a party) under the title In Re: PaineWebber Limited Partnerships' Litigation and was certified as a class action on May 30, 1995. A class action notice was mailed on June 7, 1995 to all members of the class. The federal court action also alleges violations of 18 U.S.C. Sec. 1962(c) and the Securities Exchange Act of 1934. Compensatory and punitive damages, interest, and costs have been requested in both matters. PaineWebber has agreed to indemnify Resources with respect to all claims asserted by the plaintiff in the lawsuits pursuant to the Indemnification Agreement. The amended complaint in the federal action no longer asserts any claim directly against Resources. As a result of the Indemnification Agreement, Resources does not believe that it will be required to pay any damages or expenses in this matter.

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

                              (Registrant)


                                 By:  GEODYNE PROPERTIES, INC.
                                      General Partner




Date:     August 14, 1995        By:      /s/Dennis R. Neill
                                     ------------------------
                                          (Signature)
                                     Dennis R. Neill
                                     Senior Vice President
                                     and Director



Date:     August 14, 1995        By:      /s/Drew S. Phillips
                                      ------------------------
                                          (Signature)
                                      Drew S. Phillips
                                      Vice President - Accounting
                                      Principal Accounting Officer