Form 10-Q/A
period 1995-03-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP II A; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-E; GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-G; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-H
filed 1995-08-31
CIK 824894, 826345, 833054, 833526, 842881, 850506, 851724, 854062

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                          AMENDMENT NO. 1 TO
                               FORM 10-Q

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
                          Yes   X      No
                               ---        ---

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
                                        ----------- -------------

CURRENT ASSETS:
  Cash and cash equivalents   . . . . .  $   555,062  $   793,694
  Accounts receivable:
   Oil and gas sales, including $120,160
     and $107,036 due from related parties
     (Note 2)                                758,899      829,056
                                         -----------   -----------
      Total current assets  . . . . . .  $ 1,313,961  $ 1,622,750

NET OIL AND GAS PROPERTIES, utilizing the
  successful efforts method . . . . . .    9,417,078   10,069,976

DEFERRED CHARGE . . . . . . . . . . . .      980,772      980,772
                                         -----------  -----------
                                         $11,711,811  $12,673,498
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

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                  GEODYNE PRODUCTION PARTNERSHIP II-A
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                              (Unaudited)

                                            1995         1994
                                         ----------   ----------
REVENUES:
  Oil and gas sales, including $194,222
   and $347,145 to related parties
   (Note 2)                              $1,246,893   $1,637,446
  Interest income . . . . . . . . . . .       5,886        4,405
  Gain on sale of oil and gas properties      8,085        2,922
                                         ----------   ----------
                                         $1,260,864   $1,644,773

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .  $  475,793   $  560,074
  Production tax  . . . . . . . . . . .      79,878       98,242
  Depreciation, depletion, and amortiza-
   tion of oil and gas properties . . .     669,105      980,588
  General and administrative  . . . . .     141,881      167,819
                                         ----------   ----------
                                         $1,366,657   $1,806,723
                                         ----------   ----------

NET LOSS  . . . . . . . . . . . . . .   ($  105,793) ($  161,950)
                                         ==========   ==========
GENERAL PARTNER AND MANAGING PARTNER -
  NET INCOME  . . . . . . . . . . . ..   $   21,475   $   31,126
                                         ==========   ==========
UNIT HOLDERS - NET LOSS   . . . . . . . ($  127,268) ($  193,076)
                                         ==========   ==========
NET LOSS per unit . . . . . . . . . . . ($      .26) ($      .40)
                                         ==========   ==========
UNITS OUTSTANDING . . . . . . . . . . .     484,283      484,283
                                         ==========   ==========

                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                  GEODYNE PRODUCTION PARTNERSHIP II-A
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                              (Unaudited)

                                             1995         1994
                                          ----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss  . . . . . . . . . . . . . .   ($105,793) ($  161,950)
  Adjustments to reconcile net loss to
   net cash provided by operating activi-
   ties: Depreciation, depletion, and
   amortization of oil and gas properties   669,105      980,588
   Gain on sale of oil and gas properties (   8,085) (     2,922)
   Decrease in accounts receivable  . .      70,157        8,081
   Decrease in accounts payable   . . .   ( 166,894) (    91,536)
                                           --------   ----------
  Net cash provided by operating
   activities                              $458,490   $  732,261

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .   ($ 25,005) ($   82,219)
  Proceeds from sale of oil and gas
    properties                               16,883        2,922
                                           --------    ----------
  Net cash used by investing activities   ($  8,122) ($   79,297)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .   ($689,000) ($  685,000)
                                           --------   ----------
  Net cash used by financing activities   ($689,000) ($  685,000)
                                           --------   ----------

NET DECREASE IN CASH AND CASH
EQUIVALENTS                               ($238,632) ($   32,036)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                   793,694    1,046,726
                                           --------   ----------
CASH AND CASH EQUIVALENTS AT END OF
PERIOD                                     $555,062   $1,014,690
                                           ========   ==========


                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                  GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                          March 31,  December 31,
                                            1995         1994
                                        -----------  ------------

CURRENT ASSETS:
  Cash and cash equivalents   . . . . .  $  379,044   $  623,450
  Accounts receivable:
   Oil and gas sales, including $45,767
     and $64,669 due from related parties
     (Note 2)                               588,232      572,547
                                         ----------   ----------
      Total current assets  . . . . . .  $  967,276   $1,195,997

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method . . . .   6,356,886    6,932,761

DEFERRED CHARGE . . . . . . . . . . . .     173,300      173,300
                                         ----------   ----------
                                         $7,497,462   $8,302,058
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

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                  GEODYNE PRODUCTION PARTNERSHIP II-B
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                              (Unaudited)

                                             1995         1994
                                         ----------- ------------
REVENUES:
  Oil and gas sales, including $80,613
   and $215,314 to related parties
   (Note 2)                              $  939,063   $1,266,994
  Interest income . . . . . . . . . . .       4,412        2,582
  Gain (Loss) on sale of oil and gas
    properties                          (    20,485)       3,388
                                         ----------   ----------
                                         $  922,990   $1,272,964

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .  $  354,205   $  376,597
  Production tax  . . . . . . . . . . .      54,963       76,563
  Depreciation, depletion, and amortiza-
   tion of oil and gas properties . . .     580,632      779,586
  General and administrative  . . . . .     105,922      125,555
                                         ----------   ----------
                                         $1,095,722   $1,358,301
                                         ----------   ----------

NET LOSS  . . . . . . . . . . . . . .   ($  172,732)($   85,337)
                                         ==========   ==========
GENERAL PARTNER AND MANAGING PARTNER -
  NET INCOME  . . . . . . . . . . . . .  $   14,589  $   26,917
                                         ==========   ==========
UNIT HOLDERS - NET LOSS . . . . . . . . ($  187,321)($  112,254)
                                         ==========   ==========
NET LOSS per unit . . . . . . . . . . . ($      .52)($      .31)
                                         ==========   ==========
UNITS OUTSTANDING . . . . . . . . . . .     361,719      361,719
                                         ==========   ==========

                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                  GEODYNE PRODUCTION PARTNERSHIP II-B
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                              (Unaudited)

                                                1995         1994
                                            ----------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss  . . . . . . . . . . . . . .     ($172,732)   ($ 85,337)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation, depletion, and amortization
     of oil and gas properties  . . . .       580,632      779,586
   (Gain) Loss on sale of oil and gas
     properties . . . . . . . . . . . .        20,485    (   3,388)
   (Increase) Decrease in accounts
     receivable . . . . . . . . . . . .     (  15,685)      40,364
   Decrease in accounts payable   . . .     ( 110,864)   (  91,699)
                                             --------     --------
  Net cash provided by operating activities  $301,836     $639,526

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .     ($ 38,791)   ($ 72,292)
  Proceeds from sale of oil and gas
   properties                                  13,549        3,388
                                              --------     --------
  Net cash used by investing activities     ($ 25,242)   ($ 68,904)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .     ($521,000)   ($500,000)
                                             --------     --------
  Net cash used by financing activities     ($521,000)   ($500,000)
                                             --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS . . . . . . . . . . . . .     ($244,406)    $ 70,622

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD                                        623,450      597,221
                                             --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD   $379,044     $667,843
                                             ========     ========


                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                  GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                          March 31,  December 31,
                                               1995         1994
                                            ----------  ------------

CURRENT ASSETS:
  Cash and cash equivalents   . . . . .     $  223,933   $  380,901
  Accounts receivable:
   General Partner  . . . . . . . . . .          3,640          -
   Oil and gas sales, including $29,203 and
     $41,709 due from related parties
     (Note 2)                                  252,709      288,238
                                            ----------   ----------
      Total current assets  . . . . . .     $  480,282   $  669,139

NET OIL AND GAS PROPERTIES, utilizing the
  successful efforts method . . . . . .      3,146,034    3,411,988

DEFERRED CHARGE . . . . . . . . . . . .        210,793      210,793
                                            ----------   ----------
                                            $3,837,109   $4,291,920
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

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                  GEODYNE PRODUCTION PARTNERSHIP II-C
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                              (Unaudited)

                                                1995         1994
                                             ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) . . . . . . . . . .       ($ 40,129)   $ 10,238
  Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
   Depreciation, depletion, and amortiza-
     tion of oil and gas properties  . . . .    264,990     318,795
   Gain on sale of oil and gas properties     (   8,980)   (    258)
   Decrease in accounts receivable  . .          31,889      10,052
   Decrease in accounts payable   . . .       (  10,420)  (  17,069)
   Decrease in gas imbalance payable  .       (  62,262)         -
                                                --------   --------
  Net cash provided by operating activities    $175,088    $321,758

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .       ($  3,950)  ($ 30,698)
  Proceeds from sale of oil and gas properties   13,894         258
                                               --------     --------
  Net cash provided (used) by investing
   activities   . . . . . . . . . . . .        $  9,944   ($ 30,440)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .       ($342,000)  ($231,000)
                                               --------    --------
  Net cash used by financing activities       ($342,000)  ($231,000)
                                               --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS . . . . . . . . . . . . .       ($156,968)   $ 60,318

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD                                          380,901     300,177
                                               --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD     $223,933    $360,495
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
                                         ---------- -------------

CURRENT ASSETS:
  Cash and cash equivalents   . . . . .  $  420,753   $  563,613
  Accounts receivable:
   General Partner  . . . . . . . . . .       5,884          -
   Oil and gas sales, including $112,096
     and $121,780 due from related parties
     (Note 2)                               582,628      697,345
                                         ----------   ----------
      Total current assets  . . . . . .  $1,009,265   $1,260,958

NET OIL AND GAS PROPERTIES, utilizing the
  successful efforts method . . . . . .   6,632,892    7,261,978

DEFERRED CHARGE . . . . . . . . . . . .   1,048,947    1,048,947
                                         ----------   ----------
                                         $8,691,104   $9,571,883
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

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                  GEODYNE PRODUCTION PARTNERSHIP II-D
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                              (Unaudited)

                                               1995         1994
                                            ----------   ----------
REVENUES:
  Oil and gas sales, including $151,962
   and $304,481 to related parties
   (Note 2) . . . . . . . . . . . . . .    $1,063,337  $1,224,098
  Interest income . . . . . . . . . . .         4,578         642
  Gain on sale of oil and gas properties        9,291           -
                                           ----------   ----------
                                           $1,077,206   $1,224,740

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .    $  499,106   $  426,079
  Production tax  . . . . . . . . . . .        62,734       89,173
  Depreciation, depletion, and amortization
   of oil and gas properties  . . . . .       633,173      640,841
  General and administrative  . . . . .        93,798      110,703
                                           ----------   ----------
                                           $1,288,811   $1,266,796
                                           ----------   ----------

NET LOSS  . . . . . . . . . . . . . . .  ($  211,605)  ($   42,056)
                                           ==========   ==========
GENERAL PARTNER AND MANAGING PARTNER -
  NET INCOME  . . . . . . . . . . . . .   $   14,747    $   23,531
                                           ==========   ==========
UNIT HOLDERS - NET LOSS . . . . . . . .  ($  226,352)  ($   65,587)
                                           ==========   ==========
NET LOSS per unit . . . . . . . . . . .  ($      .72)  ($      .21)
                                           ==========   ==========
UNITS OUTSTANDING . . . . . . . . . . .      314,878      314,878
                                           ==========   ==========


                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                  GEODYNE PRODUCTION PARTNERSHIP II-D
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                              (Unaudited)

                                             1995         1994
                                           ---------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss  . . . . . . . . . . . . . .   ($211,605)   ($ 42,056)
  Adjustments to reconcile net loss to
   net cash provided by operating
   activities:
   Depreciation, depletion, and amortiza-
     tion of oil and gas properties  . .    633,173      640,841
   Gain on sale of oil and gas properties (   9,291)          -
   Decrease in accounts receivable  . .     108,833        3,559
   Decrease in accounts payable   . . .   (  23,922)   (  12,826)
   Decrease in gas imbalance payable  .   ( 109,252)         -
                                           --------     --------
  Net cash provided by operating
    activities  . . . . . . . . . . . .    $387,936     $589,518

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .   ($ 12,702)   ($ 22,340)
  Proceeds from sale of oil and gas
    properties . . . . . . . . . . . .       17,906           -
                                           --------     --------
  Net cash provided (used) by investing
   activities . . . . . . . . . . . . .    $  5,204    ($ 22,340)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .   ($536,000)   ($482,000)
                                           --------     --------
  Net cash used by financing activities   ($536,000)   ($482,000)
                                           --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS   . . . . . . . . . . . .   ($142,860)    $ 85,178

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD . . . . . . . . . . . . . . .     563,613      147,215
                                           --------     --------
CASH AND CASH EQUIVALENTS AT END OF
PERIOD  . . . . . . . . . . . . . . . .    $420,753     $232,393
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
   Oil and gas sales, including $80,901 and
     $90,940 due from related parties
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

PARTNERS' CAPITAL (DEFICIT):
  General Partner and Managing Partner ($ 112,183)($ 104,398) Unit Holders, issued and outstanding,
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

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                  GEODYNE PRODUCTION PARTNERSHIP II-E
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                              (Unaudited)

                                             1995         1994
                                           ---------   ----------

REVENUES:
  Oil and gas sales, including $109,579
   and $223,478 to related parties
   (Note 2) . . . . . . . . . . . . . .    $551,228     $679,757
  Interest income . . . . . . . . . . .       1,955          826
  Gain on sale of oil and gas properties     15,034          622
                                           --------     --------
                                           $568,217     $681,205
COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .    $250,676     $238,855
  Production tax  . . . . . . . . . . .      48,838       58,282
  Depreciation, depletion, and amortiza-
   tion of oil and gas properties  . . .    485,127      525,224
  General and administrative  . . . . .      67,374       80,215
                                           --------     --------
                                           $852,015     $902,576
                                           --------     --------

NET LOSS  . . . . . . . . . . . . . . .   ($283,798)   ($221,371)
                                           ========     ========
GENERAL PARTNER AND MANAGING PARTNER -
  NET INCOME  . . . . . . . . . . . . .    $  5,215     $  9,940
                                           ========     ========
UNIT HOLDERS - NET LOSS . . . . . . . .   ($289,013)   ($231,311)
                                           ========     ========
NET LOSS per unit . . . . . . . . . . .   ($   1.26)   ($   1.01)
                                           ========     ========
UNITS OUTSTANDING . . . . . . . . . . .     228,821      228,821
                                           ========     ========

                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                  GEODYNE PRODUCTION PARTNERSHIP II-E
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                              (Unaudited)

                                             1995         1994
                                          ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss  . . . . . . . . . . . . . .   ($283,798)   ($221,371)
  Adjustments to reconcile net loss to
   net cash provided by operating activi-
   ties:
   Depreciation, depletion, and amortiza-
     tion of oil and gas properties  . .    485,127      525,224
   Gain on sale of oil and gas properties (  15,034)    (    622)
   (Increase) Decrease in accounts
     receivable . . . . . . . . . . . . .    27,917    (   8,935)
   Decrease in accounts payable   . . .   (  21,728)   (  31,925)
   Decrease in gas imbalance payable  .   (  23,704)         -
                                           --------     --------
  Net cash provided by operating
    activities . . . . . . . . . . . . .   $168,780     $262,371

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .   ($  8,667)   ($  7,962)
  Proceeds from sale of oil and gas
    properties . . . . . . . . . . . .       15,034          622
                                           --------     --------
  Net cash provided (used) by investing
   activities   . . . . . . . . . . . .    $  6,367    ($  7,340)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .   ($258,000)   ($311,000)
                                           --------     --------
  Net cash used by financing activities   ($258,000)   ($311,000)
                                           --------     --------

NET DECREASE IN CASH AND CASH EQUIVALENTS ($ 82,853)  ( $ 55,969)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD . . . . . . . . . . . . . . .     260,348      230,537
                                           --------     --------
CASH AND CASH EQUIVALENTS AT END OF
PERIOD. . . . . . . . . . . . . . . . .    $177,495     $174,568
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
   Oil and gas sales, including $57,888
     and $61,777 due from related parties
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

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                  GEODYNE PRODUCTION PARTNERSHIP II-F
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                              (Unaudited)

                                             1995         1994
                                          ----------   ----------

REVENUES:
  Oil and gas sales, including $90,514 and
   $213,077 to related parties (Note 2)    $437,303     $663,295
  Interest income . . . . . . . . . . .       1,923        1,976
  Gain on sale of oil and gas properties     14,859          389
                                           --------     --------
                                           $454,085     $665,660

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .    $140,760     $153,637
  Production tax  . . . . . . . . . . .      35,743       66,665
  Depreciation, depletion, and amortization
   of oil and gas properties  . . . . .     260,387      428,551
  General and administrative  . . . . .      51,230       60,980
                                           --------     --------
                                           $488,120     $709,833
                                           --------     --------

NET LOSS  . . . . . . . . . . . . . . .   ($ 34,035)   ($ 44,173)
                                           ========     ========
GENERAL PARTNER AND MANAGING PARTNER -
  NET INCOME  . . . . . . . . . . . . .    $  8,714     $ 14,933
                                           ========     ========
UNIT HOLDERS - NET LOSS   . . . . . . .   ($ 42,749)   ($ 59,106)
                                           ========     ========
NET LOSS per unit . . . . . . . . . . .   ($    .25)   ($    .34)
                                           ========     ========
UNITS OUTSTANDING . . . . . . . . . . .     171,400      171,400
                                           ========     ========

                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                  GEODYNE PRODUCTION PARTNERSHIP II-F
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                              (Unaudited)

                                              1995        1994
                                           ---------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss  . . . . . . . . . . . . . .   ($ 34,035)   ($ 44,173)
  Adjustments to reconcile net loss to
   net cash provided by operating activi-
   ties:
   Depreciation, depletion, and amortiza-
     tion of oil and gas properties  . .    260,387      428,551
   Gain on sale of oil and gas properties (  14,859)   (     389)
   Decrease in accounts receivable  . .      60,912       18,602
   Decrease in accounts payable   . . .   (  15,985)   (  15,516)
                                           --------     --------
  Net cash provided by operating activi-
   ties . . . . . . . . . . . . . . . .    $256,420     $387,075

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .   ($  2,124)   ($ 15,084)
  Proceeds from sale of oil and gas
   properties . . . . . . . . . . . . .      27,917          389
                                           --------     --------
  Net cash provided (used) by investing
   activities   . . . . . . . . . . . .    $ 25,793    ($ 14,695)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .   ($273,000)   ($527,000)
                                           --------     --------
  Net cash used by financing activities   ($273,000)   ($527,000)
                                           --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS . . . . . . . . . . . . .    $  9,213    ($154,620)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD . . . . . . . . . . . . . . .     237,397      544,727
                                           --------     --------
CASH AND CASH EQUIVALENTS AT END OF
PERIOD . . . . . . . . . . . . . . . . .   $246,610     $390,107
                                           ========     ========

                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                  GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                             March 31,  December 31,
                                               1995         1994
                                           ------------ ------------

CURRENT ASSETS:
  Cash and cash equivalents   . . . . .     $   539,858 $   492,117
  Accounts receivable:
     Oil and gas sales, including $122,177
      and $130,572 due from related parties
      (Note 2) . . . . . . . . . . . . .        562,596     687,939
                                            -----------  -----------
      Total current assets  . . . . . .     $ 1,102,454 $ 1,180,056

NET OIL AND GAS PROPERTIES, utilizing the
  successful efforts method . . . . . .      13,470,085  14,057,651

DEFERRED CHARGE . . . . . . . . . . . .         219,078     219,078
                                            -----------  -----------
                                            $14,791,617 $15,456,785
                                            ===========  ===========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable, General Partner . .     $       531 $       -
  Accounts payable  . . . . . . . . . .         111,595     139,970
  Gas imbalance payable . . . . . . . .          94,414      94,414
                                            -----------  -----------
     Total current liabilities  . . . .     $   206,540 $   234,384

ACCRUED LIABILITY . . . . . . . . . . .     $    90,341 $    90,341

PARTNERS' CAPITAL (DEFICIT):
  General Partner and Managing Partner ($ 189,763)($ 181,500) Unit Holders, issued and outstanding,
   372,189 units  . . . . . . . . . . .      14,684,499  15,313,560
                                            -----------  -----------
     Total Partners' capital  . . . . .     $14,494,736 $15,132,060
                                            -----------  -----------
                                            $14,791,617  $15,456,785
                                            ===========  ===========

                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                  GEODYNE PRODUCTION PARTNERSHIP II-G
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                              (Unaudited)

                                             1995         1994
                                         -----------  -----------
REVENUE:
  Oil and gas sales, including $191,115
   and $452,215 to related parties
   (Note 2) . . . . . . . . . . . . . .  $  970,570   $1,417,567
  Interest income . . . . . . . . . . .       4,062        4,078
  Gain on sale of oil and gas properties     35,951        1,082
                                         ----------   ----------
                                         $1,010,583   $1,422,727
COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .  $  309,846   $  339,525
  Production tax  . . . . . . . . . . .      81,178      142,166
  Depreciation, depletion, and amortiza-
   tion of oil and gas properties  . ..     567,571      948,028
  General and administrative  . . . . .     111,312      131,466
                                         ----------   ----------
                                         $1,069,907   $1,561,185
                                         ----------   ----------

NET LOSS  . . . . . . . . . . . . . .  ($   59,324) ($  138,458)
                                         ==========   ==========
GENERAL PARTNER AND MANAGING PARTNER -
  NET INCOME  . . . . . . . . . . . .    $   19,737  $   30,998
                                         ==========   ==========
UNIT HOLDERS - NET LOSS . . . . . . .   ($   79,061)($  169,456)
                                         ==========   ==========
NET LOSS per unit . . . . . . . . . . . ($      .21)($      .46)
                                         ==========   ==========
UNITS OUTSTANDING . . . . . . . . . . .     372,189     372,189
                                         ==========   ==========

                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                  GEODYNE PRODUCTION PARTNERSHIP II-G
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                              (Unaudited)

                                                1995         1994
                                             ----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss  . . . . . . . . . . . . . .       ($ 59,324)($  138,458)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation, depletion, and amortization
     of oil and gas properties  . . . .         567,571     948,028
   Gain on sale of oil and gas properties     (  35,951) (    1,082)
   Decrease in accounts receivable  . .         125,343      32,391
   Decrease in accounts payable   . . .       (  27,844) (   29,506)
                                               --------   ----------
  Net cash provided by operating activities    $569,795  $  811,373

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .       ($  4,557)($   32,608)
  Proceeds from sale of oil and gas
    properties . . . . . . . . . . . .           60,503       1,082
                                               --------   ----------
  Net cash provided (used) by investing
   activities   . . . . . . . . . . . .        $ 55,946 ($   31,526)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .       ($578,000)($  978,000)
                                               --------   ----------
  Net cash used by financing activities       ($578,000) ($  978,000)
                                               --------   ----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS . . . . . . . . . . . . .        $ 47,741  ($  198,153)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD . . . . . . . . . . . . . .          492,117    1,066,534
                                               --------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD     $539,858   $  868,381
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
     Oil and gas sales, including $28,750
      and $30,807 due from related parties
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

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                  GEODYNE PRODUCTION PARTNERSHIP II-H
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                              (Unaudited)

                                             1995         1994
                                          ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss  . . . . . . . . . . . . . .   ($ 22,148)   ($ 31,765)
  Adjustments to reconcile net loss to
   net cash provided by operating
   activities:
   Depreciation, depletion, and amortiza-
     tion of oil and gas properties  .      147,554      228,159
   Gain on sale of oil and gas properties (   8,250)   (     368)
   Decrease in accounts receivable  . .      29,820        7,380
   Decrease in accounts payable   . . .   (   8,717)   (   6,606)
                                           --------     --------
  Net cash provided by operating
    activities . . . . . . . . . . . . .   $138,259     $196,800

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .   ($  1,106)   ($  8,008)
  Proceeds from sale of oil and gas
   properties . . . . . . . . . . . . .      14,919          368
                                           --------     --------
  Net cash provided (used) by investing
   activities   . . . . . . . . . . . .    $ 13,813    ($  7,640)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .   ($142,000)   ($237,000)
                                           --------     --------
  Net cash used by financing activities   ($142,000)   ($237,000)
                                           --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS   . . . . . . . . . . . .    $ 10,072    ($ 47,840)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD . . . . . . . . . . . . . .     124,102      255,564
                                           --------     --------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD . . . . . . . . . . . . . . .     $134,174     $207,724
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

     The Partnerships sell gas at market prices to Premier Gas Company ("Premier"), an affiliate of the General Partner, and Premier may then resell such gas to third parties at market prices. The following is a summary of these sales and the amount of the Partnerships' accrued oil and gas sales due from Premier as of March 31, 1995 and December 31, 1994:

                   Gas Sales                 Accrued Oil and Gas Sales
                --------------          ----------------------------------
                3 Months Ended              As of              As of
                March 31, 1995          March 31, 1995   December 31, 1994
                --------------          ----------------------------------

    II-A           $194,222              $120,160           $107,036
    II-B             80,613                45,767             64,669
    II-C             51,515                29,203             41,709
    II-D            151,962               112,096            121,780
    II-E            109,579                80,901             90,940
    II-F             90,514                57,888             61,777
    II-G            191,115               122,177            130,572
    II-H             45,006                28,750             30,807

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

    LIQUIDITY AND CAPITAL RESOURCES
    -------------------------------

    The Partnerships began operations and investors were assigned their rights as Unit Holders, having made capital contributions in the amounts and on the dates set forth below:
                                                    Unit
                           Date of              Holder Capital
           Partnership    Activation            Contributions
           ------------  ------------------    ----------------
             II-A         July 22, 1987          $48,428,300
             II-B         October 14, 1987        36,171,900
             II-C         January 14, 1988        15,462,100
             II-D         May 10, 1988            31,487,800
             II-E         September 27, 1988      22,882,100
             II-F         January 5, 1989         17,140,000
             II-G         April 10, 1989          37,218,900
             II-H         May 17, 1989             9,171,100

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

     Cumulative cash distributions to the Unit Holders through March 31, 1995 were $10,802,051 or 63.02% of Unit Holders' contributions.

     II-G PARTNERSHIP

     THREE MONTHS ENDED MARCH 31, 1995 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1994.

                                    Three Months ended March 31,
                                    ----------------------------
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

                              (Registrant)


                         By:  GEODYNE PROPERTIES, INC.

                              General Partner




Date:   August 31, 1995  By:        /s/Dennis R. Neill
                              ------------------------------
                                       (Signature)
                              Dennis R. Neill
                              Senior Vice President
                              and Director



Date:   August 31, 1995  By:        /s/Drew S. Phillips
                               ------------------------------
                                   (Signature)
                               Drew S. Phillips
                               Vice President - Accounting
                               Principal Accounting Officer