Form 10-Q
period 1995-09-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP II A; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-E; GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-G; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-H
filed 1995-11-17
CIK 824894, 826345, 833054, 833526, 842881, 850506, 851724, 854062

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1995

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

                                           II-A 73-1295505
                                           II-B 73-1303341
                                           II-C 73-1308986
                                           II-D 73-1329761
                                           II-E 73-1324751
                                           II-F 73-1330632
                                           II-G 73-1336572
                Oklahoma                   II-H 73-1342476
     ------------------------------      ----------------------------------
     (State or other jurisdiction        (I.R.S. Employer Identification No.)
   of incorporation or organization)


            Two West Second Street, Tulsa, Oklahoma    74103
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

                          Yes   X      No ___

                    PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                  GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS
                                       September 30, December 31,
                                           1995          1994
                                       ------------ -------------

CURRENT ASSETS:
  Cash and cash equivalents   . . . . .  $   476,513  $   793,694
  Accounts receivable:
   Oil and gas sales, including $134,634
     and $107,036 due from related
     parties (Note 2) . . . . . . . . .      742,559      829,056
                                         -----------   -----------
      Total current assets  . . . . . .  $ 1,219,072  $ 1,622,750

NET OIL AND GAS PROPERTIES, utilizing the
  successful efforts method . . . . . .    8,270,499   10,069,976

DEFERRED CHARGE . . . . . . . . . . . .    1,138,237      980,772
                                         -----------  -----------
                                         $10,627,808  $12,673,498
                                         ===========  ===========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . .  $   154,906   $   289,391
  Gas imbalance payable . . . . . . . .      217,949       217,949
                                         -----------   -----------
     Total current liabilities  . . . .  $   372,855   $   507,340

ACCRUED LIABILITY . . . . . . . . . . .  $   462,676   $   398,669

PARTNERS' CAPITAL (DEFICIT):
  General Partner and Managing Partner   ($   321,691)($   297,741)
  Unit Holders, issued and outstanding,
   484,283 units  . . . . . . . . . . .    10,113,968   12,065,230
                                          -----------  -----------
     Total Partners' capital  . . . . .   $ 9,792,277  $11,767,489
                                          -----------  -----------
                                          $10,627,808  $12,673,498
                                          ===========  ===========

                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                  GEODYNE PRODUCTION PARTNERSHIP II-A
                   COMBINED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)



                                            1995         1994
                                         ----------   ----------
REVENUES:
  Oil and gas sales, including $205,443
   and $289,954 to related parties
   (Note 2)                              $1,133,241   $1,758,131
  Interest income . . . . . . . . . . .       4,215        7,803
  Gain (Loss) on sale of oil and gas
    properties  . . . . . . . . . . . . (    10,128)       1,719
                                         ----------   ----------
                                         $1,127,328   $1,767,653

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .  $  516,952   $  633,870
  Production tax  . . . . . . . . . . .      76,946      109,995
  Depreciation, depletion, and amortiza-
   tion of oil and gas properties  . . .    648,954    1,169,923
  General and administrative  . . . . .     171,208      133,653
                                         ----------   ----------
                                         $1,414,060   $2,047,441
                                         ----------   ----------

NET LOSS  . .  . . . . . . . . . . .   ($  286,732) ($  279,788)
                                         ==========   ==========
GENERAL PARTNER AND MANAGING PARTNER -
  NET INCOME  . . . . . . . . . . . .   $   11,622   $   32,808
                                         ==========   ==========
UNIT HOLDERS - NET LOSS   . . . . . . .($  298,354) ($  312,596)
                                         ==========   ==========
NET LOSS per unit . . . . . . . . . .  ($      .62) ($      .65)
                                         ==========   ==========
UNITS OUTSTANDING . . . . . . . . . . .    484,283      484,283
                                         ==========   ==========


                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                  GEODYNE PRODUCTION PARTNERSHIP II-A
                   COMBINED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)



                                            1995         1994
                                         ----------   ----------
REVENUES:
  Oil and gas sales, including $579,690
   and $1,007,228 to related parties
   (Note 2)  . . . . . . . . . . . . .   $3,462,252   $4,949,950
  Interest income . . . . . . . . . . .      14,920       18,389
  Gain on sale of oil and gas properties      1,625       12,144
                                         ----------   ----------
                                         $3,478,797   $4,980,483

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .  $1,333,968   $1,782,276
  Production tax  . . . . . . . . . . .     218,254      310,654
  Depreciation, depletion, and amortiza-
   tion of oil and gas properties  . .    1,844,018    3,135,057
  General and administrative  . . . . .     516,769      437,530
                                         ----------   ----------
                                         $3,913,009   $5,665,517
                                         ----------   ----------

NET LOSS  . . . . . .  . . . . . . .   ($  434,212) ($  685,034)
                                         ==========   ==========
GENERAL PARTNER AND MANAGING PARTNER -
  NET INCOME  . . . . . . . . . . . .   $   52,050   $   91,151
                                         ==========   ==========
UNIT HOLDERS - NET LOSS   . . . .      ($  486,262) ($  776,185)
                                         ==========   ==========
NET LOSS per unit . . . . . . . . .    ($     1.00) ($     1.60)
                                         ==========   ==========
UNITS OUTSTANDING . . . . . . . . . . .     484,283      484,283
                                         ==========   ==========

                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                  GEODYNE PRODUCTION PARTNERSHIP II-A
                   COMBINED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)

                                             1995         1994
                                          ----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss  . . . . . . . . . . . . . .   ($  434,212) ($  685,034)
  Adjustments to reconcile net loss to
   net cash provided by operating
   activities:
   Depreciation, depletion, and amortiza-
     tion of oil and gas properties  .. .   1,844,018    3,135,057
   Gain on sale of oil and gas properties (     1,625) (    12,144)
   Decrease in accounts receivable  . .        86,497       87,106
   (Increase) Decrease in deferred charge (   157,465)     155,589
   Decrease in accounts payable   . . .   (   134,485) (   103,815)
   Decrease in gas imbalance payable  .         -      (   210,280)
   Increase (Decrease) in accrued
     liability                                 64,007  (     6,483)
                                            ----------   ----------
  Net cash provided by operating
     activities . . . . . . . . . . . .    $1,266,735   $2,359,996

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .   ($   65,682) ($  209,578)
  Proceeds from sale of oil and gas
   properties . . . . . . . . . . . . .        22,766       21,370
                                           ----------   ----------
  Net cash used by investing activities   ($   42,916) ($  188,208)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .   ($1,541,000) ($1,975,000)
                                           ----------   ----------
  Net cash used by financing activities   ($1,541,000) ($1,975,000)
                                           ----------   ----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS   . . . . . . . . . . . .   ($  317,181)  $  196,788

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD . . . . . . . . . . . . . . .       793,694    1,046,726
                                           ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF
PERIOD . . . . . . . . . . . . . . . .     $  476,513   $1,243,514
                                           ==========   ==========

                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                  GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                       September 30, December 31,
                                           1995          1994
                                       ------------  ------------

CURRENT ASSETS:
  Cash and cash equivalents   . . . . .  $   75,259   $  623,450
  Accounts receivable:
   Oil and gas sales, including $80,068
     and $64,669 due from related parties
     (Note 2) . . . . . . . . . . . . .     495,993      572,547
                                         ----------   ----------
      Total current assets  . . . . . .  $  571,252   $1,195,997

NET OIL AND GAS PROPERTIES, utilizing the
  successful efforts method . . . . . .   5,497,240    6,932,761

DEFERRED CHARGE . . . . . . . . . . . .     234,046      173,300
                                         ----------   ----------
                                         $6,302,538   $8,302,058
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . .  $  129,451   $  222,404
  Gas imbalance payable . . . . . . . .      18,793       18,793
                                         ----------   ----------
     Total current liabilities  . . . .  $  148,244   $  241,197

ACCRUED LIABILITY . . . . . . . . . . .  $  498,744   $  369,296

PARTNERS' CAPITAL (DEFICIT):
  General Partner and Managing Partner ($ 264,925) ($ 222,879) Unit Holders, issued and outstanding,
   361,719 units  . . . . . . . . . . .   5,920,475    7,914,444
                                         ----------   ----------
     Total Partners' capital  . . . . .  $5,655,550   $7,691,565
                                         ----------   ----------
                                         $6,302,538   $8,302,058
                                         ==========   ==========


                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                  GEODYNE PRODUCTION PARTNERSHIP II-B
                   COMBINED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)

                                             1995         1994
                                         ----------- ------------

REVENUES:
  Oil and gas sales, including $104,541
   and $178,185 to related parties
   (Note 2) . . . . . . . . . . . . .    $  603,595   $1,263,992
  Interest income . . . . . . . . . .         1,295        5,361
  Gain (Loss) on sale of oil and gas
    properties . . . . . . . . . . .    (       613)       6,850
                                         ----------   ----------
                                         $  604,277   $1,276,203

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .  $  411,154   $  457,725
  Production tax  . . . . . . . . . . .      48,274       89,595
  Depreciation, depletion, and amortiza-
   tion of oil and gas properties  . . .    411,345      836,785
  General and administrative  . . . . .     159,556       99,818
                                         ----------   ----------
                                         $1,030,329   $1,483,923
                                         ----------   ----------

NET LOSS  . . . . . . . . . . . .       ($  426,052) ($  207,720)
                                         ==========   ==========
GENERAL PARTNER AND MANAGING PARTNER -
  NET INCOME (LOSS) . . . . . . . . . . ($    4,849)  $   23,085
                                         ==========   ==========
UNIT HOLDERS - NET LOSS . . . . . . . . ($  421,203) ($  230,805)
                                         ==========   ==========
NET LOSS per unit . . . . . . . . . . . ($     1.16) ($      .64)
                                         ==========   ==========
UNITS OUTSTANDING . . . . . . . . . . .     361,719      361,719
                                         ==========   ==========


                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                  GEODYNE PRODUCTION PARTNERSHIP II-B
                   COMBINED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)

                                             1995         1994
                                         ----------- ------------

REVENUES:
  Oil and gas sales, including $242,757
   and $522,757 to related parties
   (Note 2) . . . . . . . . . . . . . .  $2,423,417   $3,666,091
  Interest income . . . . . . . . . . .       9,132       11,704
  Gain (Loss) on sale of oil and gas
    properties . . . . . . . . . . . .  (    19,385)      29,792
                                         ----------   ----------
                                         $2,413,164   $3,707,587

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .  $1,209,790   $1,298,668
  Production tax  . . . . . . . . . . .     162,419      246,516
  Depreciation, depletion, and amortiza-
   tion of oil and gas properties  . . .  1,498,872    2,348,015
  General and administrative  . . . . .     462,098      327,285
                                         ----------   ----------
                                         $3,333,179   $4,220,484
                                         ----------   ----------

NET LOSS  . . . . .  . . . . . . .      ($  920,015) ($  512,897)
                                         ==========   ==========
GENERAL PARTNER AND MANAGING PARTNER -
  NET INCOME  . . . . . . . . . . . . .  $   13,954   $   68,276
                                         ==========   ==========
UNIT HOLDERS - NET LOSS . . . . . . . . ($  933,969) ($  581,173)
                                         ==========   ==========
NET LOSS per unit . . . . . . . . . . . ($     2.58) ($     1.61)
                                         ==========   ==========
UNITS OUTSTANDING . . . . . . . . . . .     361,719      361,719
                                         ==========   ==========



                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                  GEODYNE PRODUCTION PARTNERSHIP II-B
                   COMBINED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)

                                              1995         1994
                                          ----------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss  . . . . . . . . . . . . . .   ($  920,015) ($  512,897)
  Adjustments to reconcile net loss to
   net cash provided by operating
   activities:
   Depreciation, depletion, and amortiza-
     tion of oil and gas properties  . .    1,498,872    2,348,015
   (Gain) Loss on sale of oil and gas
     properties . . . . . . . . . . . .        19,385  (    29,792)
   Decrease in accounts receivable  . .        76,554      176,323
   Increase in deferred charge  . . . .   (    60,746) (     8,545)
   Decrease in accounts payable   . . .   (    92,953) (    54,549)
   Increase in gas imbalance payable  .         -            3,126
   Increase in accrued liability  . . .       129,448       56,162
                                            ----------   ----------
  Net cash provided by operating
    activities . . . . . . . . . . . .     $  650,545   $1,977,843

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .   ($   97,527) ($  133,027)
  Proceeds from sale of oil and gas
    properties  . . . . . . . . . . . .        14,791       33,230
                                           ----------   ----------
  Net cash used by investing activities   ($   82,736) ($   99,797)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .   ($1,116,000) ($1,553,000)
                                           ----------   ----------
  Net cash used by financing activities   ($1,116,000) ($1,553,000)
                                           ----------   ----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS . . . . . . . . . . . . .   ($  548,191)  $  325,046

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD . . . . . . . . . . . . . . .       623,450      597,221
                                           ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF
PERIOD                                     $   75,259     $922,267
                                           ==========   ==========


                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                  GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED BALANCE SHEETS
                              (Unaudited)


                                ASSETS

                                       September 30, December 31,
                                           1995          1994
                                       ------------  ------------

CURRENT ASSETS:
  Cash and cash equivalents   . . . . .  $   38,360   $  380,901
  Accounts receivable:
   Oil and gas sales, including $43,570
     and $41,709 due from related parties
     (Note 2) . . . . . . . . . . . . .     223,123      288,238
                                         ----------   ----------
      Total current assets  . . . . . .  $  261,483   $  669,139

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method . . . .   2,721,541    3,411,988

DEFERRED CHARGE . . . . . . . . . . . .     302,804      210,793
                                         ----------   ----------
                                         $3,285,828   $4,291,920
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . .  $   54,769   $   56,341
  Gas imbalance payable . . . . . . . .      42,677      104,939
                                         ----------   ----------
     Total current liabilities  . . . .  $   97,446   $  161,280

ACCRUED LIABILITY . . . . . . . . . . .  $  176,016   $  122,531

PARTNERS' CAPITAL (DEFICIT):
  General Partner and Managing Partner  ($  103,844) ($   84,153)
  Unit Holders, issued and outstanding,
   154,621 units  . . . . . . . . . . .   3,116,210    4,092,262
                                         ----------   ----------
     Total Partners' capital  . . . . .  $3,012,366   $4,008,109
                                         ----------   ----------
                                         $3,285,828   $4,291,920
                                         ==========   ==========

                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                  GEODYNE PRODUCTION PARTNERSHIP II-C
                   COMBINED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)



                                             1995         1994
                                         ----------- ------------

REVENUES:
  Oil and gas sales, including $58,314
   and $101,537 to related parties
   (Note 2) . . . . . . . . . . . . . .    $303,065     $575,045
  Interest income . . . . . . . . . . .         964        3,735
  Gain on sale of oil and gas properties        -            522
                                           --------     --------
                                           $304,029     $579,302

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .    $175,047     $144,146
  Production tax  . . . . . . . . . . .      25,187       43,578
  Depreciation, depletion, and amortiza-
   tion of oil and gas properties  . . .    215,026      345,037
  General and administrative  . . . . .      68,489       43,117
                                           --------     --------
                                           $483,749     $575,878
                                           --------     --------

NET INCOME (LOSS)   . . . . . . . . . .   ($179,720)    $  3,424
                                           ========     ========
GENERAL PARTNER AND MANAGING PARTNER -
  NET INCOME (LOSS) . . . . . . . . . .   ($    385)    $ 13,973
                                           ========     ========
UNIT HOLDERS - NET LOSS . . . . . . . .   ($179,335)   ($ 10,549)
                                           ========     ========
NET LOSS per unit . . . . . . . . . . .   ($   1.16)   ($    .07)
                                           ========     ========
UNITS OUTSTANDING . . . . . . . . . . .     154,621      154,621
                                           ========     ========


                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                  GEODYNE PRODUCTION PARTNERSHIP II-C
                   COMBINED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)



                                             1995         1994
                                         ----------- ------------

REVENUES:
  Oil and gas sales, including $152,650
   and $320,991 to related parties
   (Note 2) . . . . . . . . . . . . . .  $1,136,648   $1,743,396
  Interest income . . . . . . . . . . .       6,071        7,335
  Gain on sale of oil and gas properties     12,288        4,012
                                         ----------   ----------
                                         $1,155,007   $1,754,743

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .  $  466,220   $  491,680
  Production tax  . . . . . . . . . . .      78,312      126,146
  Depreciation, depletion, and amortiza-
   tion of oil and gas properties  . .      717,401    1,008,522
  General and administrative  . . . . .     200,817      141,923
                                         ----------   ----------
                                         $1,462,750   $1,768,271
                                         ----------   ----------

NET LOSS  . . . . . . . . . . . . . .   ($  307,743) ($   13,528)
                                         ==========   ==========
GENERAL PARTNER AND MANAGING PARTNER -
  NET INCOME  . . . . . . . . . . . . .  $   13,309   $   39,664
                                         ==========   ==========
UNIT HOLDERS - NET LOSS . . . . . . . . ($  321,052) ($   53,192)
                                         ==========   ==========
NET LOSS per unit . . . . . . . . . . . ($     2.08) ($      .34)
                                         ==========   ==========
UNITS OUTSTANDING . . . . . . . . . . .     154,621      154,621
                                         ==========   ==========


                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                  GEODYNE PRODUCTION PARTNERSHIP II-C
                   COMBINED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)

                                             1995         1994
                                          ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss  . . . . . . . . . . . . . .    ($307,743) ($   13,528)
  Adjustments to reconcile net loss to
   net cash provided by operating
   activities:
   Depreciation, depletion, and amortiza-
     tion of oil and gas properties  . .     717,401    1,008,522
   Gain on sale of oil and gas properties  (  12,288) (     4,012)
   Decrease in accounts receivable  . .       65,115       87,060
   Increase in deferred charge  . . . .    (  92,011) (    21,805)
   Decrease in accounts payable   . . .    (   1,572) (     8,703)
   Increase (Decrease) in gas imbalance
    payable  . . . . . . . . . . . . .     (  62,262)       5,797

   Increase in accrued liability  . . .       53,485       16,613
                                            --------   ----------
  Net cash provided by operating
    activities  . . . . . . . . . . . .     $360,125   $1,069,944

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .   ($ 33,405) ($   47,483)
  Proceeds from sale of oil and gas
    properties . . . . . . . . . . . .       18,739        4,012
                                           --------   ----------
  Net cash used by investing activities   ($ 14,666) ($   43,471)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .   ($688,000) ($  752,500)
                                           --------   ----------
  Net cash used by financing activities   ($688,000) ($  752,500)
                                           --------   ----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS . . . . . . . . . . . . .   ($342,541)  $  273,973

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD . . . . . . . . . . . . . . .     380,901      300,177
                                           --------   ----------
CASH AND CASH EQUIVALENTS AT END OF
PERIOD . . . . . . . . . . . . . . . .     $ 38,360     $574,150
                                           ========   ==========

                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                  GEODYNE PRODUCTION PARTNERSHIP II-D
                        COMBINED BALANCE SHEETS
                              (Unaudited)


                                ASSETS

                                       September 30, December 31,
                                           1995          1994
                                       ------------ -------------

CURRENT ASSETS:
  Cash and cash equivalents   . . . . .  $  331,539   $  563,613
  Accounts receivable:
   Oil and gas sales, including $113,560
     and $121,780 due from related
     parties (Note 2) . . . . . . . . .     607,856      697,345
                                         ----------   ----------
      Total current assets  . . . . . .  $  939,395   $1,260,958

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method . .. .    5,504,212    7,261,978

DEFERRED CHARGE . . . . . . . . . . . .   1,154,889    1,048,947
                                         ----------   ----------
                                         $7,598,496   $9,571,883
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . .  $  120,980   $  195,236
  Gas imbalance payable . . . . . . . .      98,771      208,023
                                         ----------   ----------
     Total current liabilities  . . . .  $  219,751   $  403,259

ACCRUED LIABILITY . . . . . . . . . . .  $  245,121   $  222,635

PARTNERS' CAPITAL (DEFICIT):
  General Partner and Managing Partner ($ 129,211) ($ 111,528) Unit Holders, issued and outstanding,
   314,878 units  . . . . . . . . . . .   7,262,835    9,057,517
                                         ----------   ----------
     Total Partners' capital  . . . . .  $7,133,624   $8,945,989
                                         ----------   ----------
                                         $7,598,496   $9,571,883
                                         ==========   ==========

                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                  GEODYNE PRODUCTION PARTNERSHIP II-D
                   COMBINED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)

                                            1995         1994
                                         ----------   ----------
REVENUES:
  Oil and gas sales, including $161,366
   and $199,197 to related parties
   (Note 2) . . . . . . . . . . . . . .  $  968,988   $1,066,835
  Interest income . . . . . . . . . . .       2,650        3,283
  Gain on sale of oil and gas properties      9,740        5,280
                                         ----------   ----------
                                         $  981,378   $1,075,398

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .  $  377,881   $  452,856
  Production tax  . . . . . . . . . . .      70,947       89,031
  Depreciation, depletion, and amortiza-
   tion of oil and gas properties  . ..     582,900      626,725
  General and administrative  . . . . .     152,623      113,186
                                         ----------   ----------
                                         $1,184,351   $1,281,798
                                         ----------   ----------

NET LOSS  . . . . . . . . . . . ..      ($  202,973) ($  206,400)
                                         ==========   ==========
GENERAL PARTNER AND MANAGING PARTNER -
  NET INCOME  . . . . . . . . . . .  .   $   13,167   $   14,749
                                         ==========   ==========
UNIT HOLDERS - NET LOSS . . . . . .     ($  216,140) ($  221,149)
                                         ==========   ==========
NET LOSS per unit . . . . . . . . . . . ($      .69) ($      .70)
                                         ==========   ==========
UNITS OUTSTANDING . . . . . . . . . . .     314,878      314,878
                                         ==========   ==========

                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                  GEODYNE PRODUCTION PARTNERSHIP II-D
                   COMBINED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)

                                            1995         1994
                                         ----------   ----------
REVENUES:
  Oil and gas sales, including $468,128
   and $738,638 to related parties
   (Note 2) . . . . . . . . . . . . . .  $3,022,161   $3,669,514
  Interest income . . . . . . . . . . .      10,793        5,287
  Gain on sale of oil and gas properties     23,102        5,280
                                         ----------   ----------
                                         $3,056,056   $3,680,081

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .  $1,211,173   $1,351,305
  Production tax  . . . . . . . . . . .     220,968      271,753
  Depreciation, depletion, and amortiza-
   tion of oil and gas properties  .  .   1,780,883    2,019,960
  General and administrative  . . . . .     441,397      313,218
                                         ----------   ----------
                                         $3,654,421   $3,956,236
                                         ----------   ----------

NET LOSS  . . .  . . . . . . . . .      ($  598,365) ($  276,155)
                                         ==========   ==========
GENERAL PARTNER AND MANAGING PARTNER -
  NET INCOME  . . . . . . . . . . . .    $   41,317   $   66,991
                                         ==========   ==========
UNIT HOLDERS - NET LOSS . . . . . . .   ($  639,682) ($  343,146)
                                         ==========   ==========
NET LOSS per unit . . . . . . . . . . . ($     2.03) ($     1.09)
                                         ==========   ==========
UNITS OUTSTANDING . . . . . . . . . . .     314,878      314,878
                                         ==========   ==========

                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                  GEODYNE PRODUCTION PARTNERSHIP II-D
                   COMBINED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)

                                             1995         1994
                                         -----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss  . . . . . . . . . . . . . .  ($  598,365) ($  276,155)
  Adjustments to reconcile net loss to
   net cash provided by operating
   activities:
   Depreciation, depletion, and amortiza-
     tion of oil and gas properties  . .   1,780,883    2,019,960
   Gain on sale of oil and gas
     properties . . . . . . . . . . . .  (    23,102) (     5,280)
   Decrease in accounts receivable  . .       89,489       91,900
   Increase in deferred charge  . . . .  (   105,942)        -
   Decrease in accounts payable   . . .  (    74,256) (    12,083)
   Decrease in gas imbalance payable  .  (   109,252)        -
   Increase in accrued liability  . . .       22,486          -
                                          ----------   ----------
  Net cash provided by operating
    activities . . . . . . . . . . . .    $  981,941   $1,818,342

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .  ($   33,312) ($   55,799)
  Proceeds from sale of oil and gas
    properties . . . . . . . . . . . .        33,297        6,167
                                           ----------   ----------
  Net cash used by investing activities  ($       15) ($   49,632)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .  ($1,214,000) ($1,513,500)
                                          ----------   ----------
  Net cash used by financing activities  ($1,214,000) ($1,513,500)
                                          ----------   ----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS   . . . . . . . . . . . .  ($  232,074)  $  255,210

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD . . . . . . . . . . . . . . .      563,613      147,215
                                          ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF
PERIOD . . . . . . . . . . . . . . . .    $  331,539   $  402,425
                                          ==========   ==========


                The accompanying notes are an integral part of
                       these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                  GEODYNE PRODUCTION PARTNERSHIP II-E
                        COMBINED BALANCE SHEETS
                              (Unaudited)


                                ASSETS

                                       September 30, December 31,
                                           1995          1994
                                       ------------- ------------

CURRENT ASSETS:
  Cash and cash equivalents   . . . . .  $   91,671   $  260,348
  Accounts receivable:
   Oil and gas sales, including $100,435
     and $90,940 due from related parties
     (Note 2) . . . . . . . . . . . . .     338,813      355,365
                                         ----------   ----------
      Total current assets  . . . . . .  $  430,484   $  615,713

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method . . .     5,588,886    7,062,612

DEFERRED CHARGE . . . . . . . . . . . .     412,949      438,881
                                         ----------   ----------
                                         $6,432,319   $8,117,206
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . .  $   74,742   $   97,077
  Gas imbalance payable . . . . . . . .      18,076       41,780
                                         ----------   ----------
     Total current liabilities  . . . .  $   92,818   $  138,857

ACCRUED LIABILITY . . . . . . . . . . .  $  169,455   $  180,097

PARTNERS' CAPITAL (DEFICIT):
  General Partner and Managing Partner ($ 127,391) ($ 104,398) Unit Holders, issued and outstanding,
   228,821 units  . . . . . . . . . . .   6,297,437    7,902,650
                                         ----------   ----------
     Total Partners' capital  . . . . .  $6,170,046   $7,798,252
                                         ----------   ----------
                                         $6,432,319   $8,117,206
                                         ==========   ==========

                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                  GEODYNE PRODUCTION PARTNERSHIP II-E
                   COMBINED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)

                                             1995         1994
                                           ---------   ----------

REVENUES:
  Oil and gas sales, including $144,356
   and $135,686 to related parties
   (Note 2) . . . . . . . . . . . . . .    $532,162     $659,360
  Interest income . . . . . . . . . . .         925        1,440
  Gain on sale of oil and gas properties     13,282        1,686
                                           --------     --------
                                           $546,369     $662,486
COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .    $218,483     $266,012
  Production tax  . . . . . . . . . . .      39,034       52,676
  Depreciation, depletion, and amortiza-
   tion of oil and gas properties  .. .     480,795      550,176
  General and administrative  . . . . .     194,034       65,039
                                           --------     --------
                                           $932,346     $933,903
                                           --------     --------

NET LOSS  . . . .. . . . . . . . . . .    ($385,977)   ($271,417)
                                           ========     ========
GENERAL PARTNER AND MANAGING PARTNER -
  NET INCOME (LOSS) . . . . . . . . . .   ($     67)    $  8,436
                                           ========     ========
UNIT HOLDERS - NET LOSS . . . . . . . .   ($385,910)   ($279,853)
                                           ========     ========
NET LOSS per unit . . . . . . . . . . .   ($   1.69)   ($   1.22)
                                           ========     ========
UNITS OUTSTANDING . . . . . . . . . . .     228,821      228,821
                                           ========     ========


                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                  GEODYNE PRODUCTION PARTNERSHIP II-E
                   COMBINED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)

                                             1995         1994
                                          ----------   ----------

REVENUES:
  Oil and gas sales, including $390,158
   and $506,975 to related parties
   (Note 2) . . . . . . . . . . . . . .  $1,654,096   $2,019,062
  Interest income . . . . . . . . . . .       4,717        3,194
  Gain on sale of oil and gas properties     13,746        2,308
                                         ----------   ----------
                                         $1,672,559   $2,024,564
COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .  $  704,422   $  741,611
  Production tax  . . . . . . . . . . .     135,219      166,135
  Depreciation, depletion, and amortiza-
   tion of oil and gas properties . . .   1,467,931    1,617,765
  General and administrative  . . . . .     519,193      210,141
                                         ----------   ----------
                                         $2,826,765   $2,735,652
                                         ----------   ----------

NET LOSS  . . . .. . . . . . . . . .    ($1,154,206) ($  711,088)
                                         ==========   ==========
GENERAL PARTNER AND MANAGING PARTNER -
  NET INCOME  . . . . . . . . . . . . .  $    1,007   $   29,156
                                         ==========   ==========
UNIT HOLDERS - NET LOSS . . . . . . . . ($1,155,213) ($  740,244)
                                         ==========   ==========
NET LOSS per unit . . . . . . . . . . . ($     5.05) ($     3.24)
                                         ==========   ==========
UNITS OUTSTANDING . . . . . . . . . . .     228,821      228,821
                                         ==========   ==========

                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                  GEODYNE PRODUCTION PARTNERSHIP II-E
                   COMBINED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)

                                             1995         1994
                                          ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss  . . . . . . . . . . . . . .    ($1,154,206) ($  711,088)
  Adjustments to reconcile net loss to
   net cash provided by operating
   activities:
   Depreciation, depletion, and amortiza-
     tion of oil and gas properties  . . .   1,467,931    1,617,765
   Gain on sale of oil and gas properties  (    13,746) (     2,308)
   Decrease in accounts receivable  . .         16,552      184,018
   (Increase) Decrease in deferred charge       25,932  (   170,561)
   Decrease in accounts payable   . . .    (    22,335) (    25,466)
   Increase (Decrease) in gas imbalance
     payable . . . . . . . . . . . . .     (    23,704)       1,940

   Increase (Decrease) in accrued
     liability . . . . . . . . . . . .     (    10,642)      14,292
                                             ----------   ----------
  Net cash provided by operating
    activities  . . . . . . . . . . .       $  285,782     $908,592

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .    ($   19,444) ($   28,759)
  Proceeds from sale of oil and gas
   properties . . . . . . . . . . . . .         38,985        2,308
                                            ----------   ----------
  Net cash provided (used) by investing
   activities   . . . . . . . . . . . .     $   19,541  ($   26,451)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .    ($  474,000) ($  889,500)
                                             ----------   ----------
  Net cash used by financing activities    ($  474,000) ($  889,500)
                                             ----------   ----------

NET DECREASE IN CASH AND CASH
EQUIVALENTS  . . . . . . . . . . . .       ($  168,677) ($    7,359)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD . . . . . . . . . . . . .            260,348      230,537
                                            ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF
PERIOD . . . . . . . . . . . . . . .        $   91,671   $  223,178
                                            ==========   ==========

                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                  GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED BALANCE SHEETS
                              (Unaudited)


                                ASSETS

                                       September 30, December 31,
                                           1995          1994
                                       ------------- ------------

CURRENT ASSETS:
  Cash and cash equivalents   . . . . .  $  303,927   $  237,397
  Accounts receivable:
   Oil and gas sales, including $54,508
     and $61,777 due from related parties
     (Note 2) . . . . . . . . . . . . .     327,210      321,964
                                         ----------   ----------
      Total current assets  . . . . . .  $  631,137   $  559,361

NET OIL AND GAS PROPERTIES, utilizing the
  successful efforts method . . . . . .   5,408,121    6,309,820

DEFERRED CHARGE . . . . . . . . . . . .      87,393       98,251
                                         ----------   ----------
                                         $6,126,651   $6,967,432
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . .  $   44,375   $   65,394
  Gas imbalance payable . . . . . . . .      41,294       43,583
                                         ----------   ----------
     Total current liabilities  . . . .  $   85,669   $  108,977

ACCRUED LIABILITY . . . . . . . . . . .  $   35,670   $   40,102

PARTNERS' CAPITAL (DEFICIT):
  General Partner and Managing Partner  ($   84,316) ($   80,063)
  Unit Holders, issued and outstanding,
   171,400 units  . . . . . . . . . . .   6,089,628    6,898,416
                                         ----------   ----------
     Total Partners' capital  . . . . .  $6,005,312   $6,818,353
                                         ----------   ----------
                                         $6,126,651   $6,967,432
                                         ==========   ==========

                The accompanying notes are an integral part of
                      these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                  GEODYNE PRODUCTION PARTNERSHIP II-F
                   COMBINED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)

                                             1995         1994
                                          ----------   ----------

REVENUES:
  Oil and gas sales, including $88,048
   and $117,167 to related parties
   (Note 2) . . . . . . . . . . . . . .    $520,413     $578,725
  Interest income . . . . . . . . . . .       2,677        2,006
  Gain on sale of oil and gas properties     10,736        2,024
                                           --------     --------
                                           $533,826     $582,755

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .    $130,538     $160,517
  Production tax  . . . . . . . . . . .      35,348       43,141
  Depreciation, depletion, and amortization
   of oil and gas properties  . . . . .     297,650      394,778
  General and administrative  . . . . .      47,660       48,344
                                           --------     --------
                                           $511,196     $646,780
                                           --------     --------

NET INCOME (LOSS)   . . . . . . . . . .    $ 22,630    ($ 64,025)
                                           ========     ========
GENERAL PARTNER AND MANAGING PARTNER -
  NET INCOME  . . . . . . . . . . . . .    $ 13,038     $ 12,590
                                           ========     ========
UNIT HOLDERS - NET INCOME (LOSS)  . . .    $  9,592    ($ 76,615)
                                           ========     ========
NET INCOME (LOSS) per unit  . . . . . .    $    .06    ($    .45)
                                           ========     ========
UNITS OUTSTANDING . . . . . . . . . . .     171,400      171,400
                                           ========     ========


                The accompanying notes are an integral part of
                      these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                  GEODYNE PRODUCTION PARTNERSHIP II-F
                   COMBINED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)

                                             1995         1994
                                          ----------   ----------

REVENUES:
  Oil and gas sales, including $265,789
   and $472,240 to related parties
   (Note 2) . . . . . . . . . . . . . .  $1,450,887   $1,812,569
  Interest income . . . . . . . . . . .       6,877        5,813
  Gain on sale of oil and gas properties     21,124        2,413
                                         ----------   ----------
                                         $1,478,888   $1,820,795

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .  $  393,161   $  465,128
  Production tax  . . . . . . . . . . .     103,974      153,289
  Depreciation, depletion, and amortiza-
   tion of oil and gas properties  .. .     857,473    1,191,481
  General and administrative  . . . . .     155,321      158,272
                                         ----------   ----------
                                         $1,509,929   $1,968,170
                                         ----------   ----------

NET LOSS  . . . . . . . . . . . . . .   ($   31,041) ($  147,375)
                                         ==========   ==========
GENERAL PARTNER AND MANAGING PARTNER -
  NET INCOME  . . . . . . . . . . . . .  $   32,747   $   40,290
                                         ==========   ==========
UNIT HOLDERS - NET LOSS   . . . . . . . ($   63,788) ($  187,665)
                                         ==========   ==========
NET LOSS per unit . . . . . . . . . . . ($      .37) ($     1.09)
                                         ==========   ==========
UNITS OUTSTANDING . . . . . . . . . . .     171,400      171,400
                                         ==========   ==========


                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                  GEODYNE PRODUCTION PARTNERSHIP II-F
                   COMBINED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)

                                              1995        1994
                                           ---------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss  . . . . . . . . . . . . . .   ($ 31,041) ($  147,375)
  Adjustments to reconcile net loss to
   net cash provided by operating
   activities:
   Depreciation, depletion, and amortiza-
     tion of oil and gas properties  .      857,473    1,191,481
   Gain on sale of oil and gas properties (  21,124)  (    2,413)
   (Increase) Decrease in accounts
     receivable . . . . . . . . . . . .   (   5,246)      78,987
   (Increase) Decrease in deferred charge    10,858   (   21,428)
   Decrease in accounts payable   . . .   (  21,019)  (    8,899)
   Increase (Decrease) in gas imbalance
    payable . . . . . . . . . . . . . .   (   2,289)       4,048

   Increase (Decrease) in accrued
     liability . . . . . . . . . . . .    (   4,432)       4,334

                                           --------   ----------
  Net cash provided by operating
    activities . . . . . . . . . . . .     $783,180   $1,098,735

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .    $    -    ($   36,353)
  Proceeds from sale of oil and gas
    properties . . . . . . . . . . . .       65,350        2,413
                                           --------   ----------
  Net cash provided (used) by investing
   activities   . . . . . . . . . . . .    $ 65,350  ($   33,940)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .   ($782,000) ($1,304,000)
                                           --------   ----------
  Net cash used by financing activities   ($782,000) ($1,304,000)
                                           --------   ----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS . . . . . . . . . . . . .    $ 66,530  ($  239,205)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD . . . . . . . . . . . . . . .     237,397      544,727
                                           --------   ----------
CASH AND CASH EQUIVALENTS AT END
OF PERIOD . . . . . . . . . . . . . . .    $303,927   $  305,522
                                           ========   ==========

                The accompanying notes are an integral part of
                      these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                  GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED BALANCE SHEETS
                              (Unaudited)


                                ASSETS

                                       September 30, December 31,
                                           1995          1994
                                       ------------- ------------

CURRENT ASSETS:
  Cash and cash equivalents   . . . . .  $   587,238 $   492,117
  Accounts receivable:
     Oil and gas sales, including $115,144
      and $130,572 due from related parties
      (Note 2) . . . . . . . . . . . . .     685,616     687,939
                                         -----------  -----------
      Total current assets  . . . . . .  $ 1,272,854 $ 1,180,056

NET OIL AND GAS PROPERTIES, utilizing the
  successful efforts method . . . . . .   12,155,427  14,057,651

DEFERRED CHARGE . . . . . . . . . . . .      190,224     219,078
                                         -----------  -----------
                                         $13,618,505 $15,456,785
                                         =========== ===========


              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . .  $    97,997  $   139,970
  Gas imbalance payable . . . . . . . .       88,948       94,414
                                         -----------   -----------
     Total current liabilities  . . . .  $   186,945  $   234,384

ACCRUED LIABILITY . . . . . . . . . . .  $    78,443  $    90,341

PARTNERS' CAPITAL (DEFICIT):
  General Partner and Managing Partner  ($   195,981)($   181,500)
  Unit Holders, issued and outstanding,
   372,189 units  . . . . . . . . . . .   13,549,098   15,313,560
                                         -----------  -----------
     Total Partners' capital  . . . . .  $13,353,117  $15,132,060
                                         -----------  -----------
                                         $13,618,505  $15,456,785
                                         ===========  ===========

                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                  GEODYNE PRODUCTION PARTNERSHIP II-G
                   COMBINED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)

                                             1995         1994
                                         -----------  -----------

REVENUE:
  Oil and gas sales, including $185,851
   and $247,055 to related parties
   (Note 2) . . . . . . . . . . . . . .  $1,075,315   $1,244,271
  Interest income . . . . . . . . . . .       5,517        4,724
  Gain on sale of oil and gas properties     21,687        4,464
                                         ----------   ----------
                                         $1,102,519   $1,253,459
COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .  $  282,753   $  341,766
  Production tax  . . . . . . . . . . .      73,229       92,552
  Depreciation, depletion, and amortiza-
   tion of oil and gas properties  . . .    603,619      879,421
  General and administrative  . . . . .     105,271      105,066
                                         ----------   ----------
                                         $1,064,872   $1,418,805
                                         ----------   ----------

NET INCOME (LOSS) . . . . . . . . . .    $   37,647  ($  165,346)
                                         ==========   ==========
GENERAL PARTNER AND MANAGING PARTNER -
  NET INCOME  . . . . . . . . . . .. .   $   26,027   $   26,910
                                         ==========   ==========
UNIT HOLDERS - NET INCOME (LOSS)  . . .  $   11,620  ($  192,256)
                                         ==========   ==========
NET INCOME (LOSS) per unit  . . . . . .  $      .03  ($      .52)
                                         ==========   ==========
UNITS OUTSTANDING . . . . . . . . . . .     372,189      372,189
                                         ==========   ==========


                The accompanying notes are an integral part of
                     these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                  GEODYNE PRODUCTION PARTNERSHIP II-G
                   COMBINED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)

                                            1995         1994
                                         -----------  -----------

REVENUE:
  Oil and gas sales, including $561,307
   and $999,328 to related parties
   (Note 2) . . . . . . . . . . . . . .  $3,107,583   $3,876,392
  Interest income . . . . . . . . . . .      14,525       13,183
  Gain on sale of oil and gas properties     45,319        5,546
                                         ----------   ----------
                                         $3,167,427   $3,895,121
COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .  $  870,374   $1,013,635
  Production tax  . . . . . . . . . . .     226,229      327,558
  Depreciation, depletion, and amortiza-
   tion of oil and gas properties  . . .  1,807,903    2,639,139
  General and administrative  . . . . .     338,864      340,787
                                         ----------   ----------
                                         $3,243,370   $4,321,119
                                         ----------   ----------

NET LOSS  . . . . . . . . . . . . . .   ($   75,943) ($  425,998)
                                         ==========   ==========
GENERAL PARTNER AND MANAGING PARTNER -
  NET INCOME  . . . . . . . . . . . . .  $   68,519   $   84,266
                                          ==========  ==========
UNIT HOLDERS - NET LOSS .  . . . .      ($  144,462) ($  510,264)
                                          ==========  ==========
NET LOSS per unit . . . . . . . . . . . ($      .39) ($     1.37)
                                          ==========  ==========
UNITS OUTSTANDING . . . . . . . . . . .     372,189      372,189
                                         ==========   ==========


                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                  GEODYNE PRODUCTION PARTNERSHIP II-G
                   COMBINED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)

                                             1995         1994
                                          ----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss  . . . . . . . . . . . . . .   ($   75,943) ($  425,998)
  Adjustments to reconcile net loss to
   net cash provided by operating
   activities:
   Depreciation, depletion, and amortiza-
     tion of oil and gas properties  .  .    1,807,903   2,639,139
   Gain on sale of oil and gas
    properties  . . . . . . . . . . . . .  (    45,319) (    5,546)
   Decrease in accounts receivable  . .          2,323     114,364
   Decrease in deferred charge  . . . .         28,854         -
   Decrease in accounts payable   . . .    (    41,973) (   15,646)
   Decrease in gas imbalance payable  .    (     5,466)        -
   Decrease in accrued liability  . . .    (    11,898)        -
                                            ----------   ----------
  Net cash provided by operating
    activities . . . . . . . . . . . .      $1,658,481  $2,306,313

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .     $      -   ($   79,792)
  Proceeds from sale of oil and gas
   properties . . . . . . . . . . . . .        139,640       5,546
                                            ----------   ----------
  Net cash provided (used) by investing
   activities   . . . . . . . . . . . .     $  139,640  ($  74,246)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .    ($1,703,000) ($2,663,000)
                                            ----------   ----------
  Net cash used by financing activities    ($1,703,000) ($2,663,000)
                                            ----------   ----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS . . . . . . . . . . . . .     $   95,121  ($  430,933)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD . . . . . . . . . . . . . . .        492,117    1,066,534
                                            ----------   ----------
CASH AND CASH EQUIVALENTS AT END
OF PERIOD . . . . . . . . . . . . . . .     $  587,238   $  635,601
                                            ==========   ==========


                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                  GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED BALANCE SHEETS
                              (Unaudited)


                                ASSETS

                                       September 30, December 31,
                                           1995          1994
                                       ------------- ------------

CURRENT ASSETS:
  Cash and cash equivalents . . . . . .  $  138,962   $  124,102
  Accounts receivable:
     Oil and gas sales, including $27,139
      and $30,807 due from related parties
      (Note 2)  . . . . . . . . . . . .     163,043      166,834
                                         ----------   ----------
      Total current assets  . . . . . .  $  302,005   $  290,936

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method . . . .   2,963,536    3,449,374

DEFERRED CHARGE . . . . . . . . . . . .      45,391       49,839
                                         ----------   ----------
                                         $3,310,932   $3,790,149
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . .  $   24,431   $   33,996
  Gas imbalance payable . . . . . . . .      18,690       18,690
                                         ----------   ----------
     Total current liabilities  . . . .  $   43,121   $   52,686

ACCRUED LIABILITY . . . . . . . . . . .  $   20,656   $   22,681

PARTNERS' CAPITAL (DEFICIT):
  General Partner and Managing Partner  ($   47,026) ($   42,167)
  Unit Holders, issued and outstanding,
   91,711 units   . . . . . . . . . . .   3,294,181    3,756,949
                                         ----------   ----------
     Total Partners' capital  . . . . .  $3,247,155   $3,714,782
                                         ----------   ----------
                                         $3,310,932   $3,790,149
                                         ==========   ==========


                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                  GEODYNE PRODUCTION PARTNERSHIP II-H
                   COMBINED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)

                                             1995         1994
                                          ---------     ---------
REVENUES:
  Oil and gas sales, including $43,742
   and $58,033 to related parties
   (Note 2) . . . . . . . . . . . . . .    $255,156     $303,551
  Interest income . . . . . . . . . . .       1,261        1,031
  Gain on sale of oil and gas properties      5,796        1,217
                                           --------     --------
                                           $262,213     $305,799

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .    $ 71,689     $ 90,579
  Production tax  . . . . . . . . . . .      17,513       23,171
  Depreciation, depletion, and amortiza-
   tion of oil and gas properties  . ..     153,432      211,619
  General and administrative  . . . . .      25,146       25,905
                                           --------     --------
                                           $267,780     $351,274
                                           --------     --------
NET LOSS  . . . . . . . . . . . . . .     ($  5,567)   ($ 45,475)
                                           ========     ========
GENERAL PARTNER AND MANAGING PARTNER -
  NET INCOME  . . . . . . . . . . . . .    $  5,859     $  6,191
                                           ========     ========
UNIT HOLDERS - NET LOSS . . . . . . . .   ($ 11,426)   ($ 51,666)
                                           ========     ========
NET LOSS per unit . . . . . . . . . . .   ($    .12)   ($    .56)
                                           ========     ========
UNITS OUTSTANDING . . . . . . . . . . .      91,711       91,711
                                           ========     ========

                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                  GEODYNE PRODUCTION PARTNERSHIP II-H
                   COMBINED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)

                                             1995         1994
                                          ---------     ---------
REVENUES:
  Oil and gas sales, including $132,230
   and $120,223 to related parties
   (Note 2) . . . . . . . . . . . . . .    $744,368   $  948,124
  Interest income . . . . . . . . . . .       3,402        2,958
  Gain on sale of oil and gas properties     10,347        1,585
                                           --------   ----------
                                           $758,117   $  952,667

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .    $214,341   $  260,304
  Production tax  . . . . . . . . . . .      55,558       81,816
  Depreciation, depletion, and amortiza-
   tion of oil and gas properties  . .      462,441      634,892
  General and administrative  . . . . .      82,904       85,670
                                           --------   ----------
                                           $815,244   $1,062,682
                                           --------   ----------
NET LOSS  . . . . . . . . . . . . . . .   ($ 57,127) ($  110,015)
                                           ========   ==========
GENERAL PARTNER AND MANAGING PARTNER -
  NET INCOME  . . . . . . . . . . . . .    $ 15,641   $   19,895
                                           ========   ==========
UNIT HOLDERS - NET LOSS . . . . . . . .   ($ 72,768) ($  129,910)
                                           ========   ==========
NET LOSS per unit . . . . . . . . . . .   ($    .79) ($     1.42)
                                           ========   ==========
UNITS OUTSTANDING . . . . . . . . . . .      91,711       91,711
                                           ========   ==========



                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                  GEODYNE PRODUCTION PARTNERSHIP II-H
                   COMBINED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)


                                             1995         1994
                                          ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss  . . . . . . . . . . . . . .   ($ 57,127)   ($110,015)
  Adjustments to reconcile net loss to
   net cash provided by operating
   activities:
   Depreciation, depletion, and amortiza-
     tion of oil and gas properties  . .    462,441      634,892
   Gain on sale of oil and gas properties (  10,347)   (   1,585)
   Decrease in accounts receivable  . .       3,791       40,809
   (Increase) Decrease in deferred charge     4,448    (   7,930)
   Decrease in accounts payable   . . .   (   9,565)   (   3,376)
   Decrease in gas imbalance payable  .         -      (   2,744)
   Increase (Decrease) in accrued
     liability . . . . . . . . . . . .    (   2,025)       1,412
                                           --------     --------
  Net cash provided by operating
     activities  . . . . . . . . . . .     $391,616     $551,463

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .    $    -      ($ 20,086)
  Proceeds from sale of oil and gas
    properties . . . . . . . . . . . .       33,744        1,585
                                           --------     --------
  Net cash provided (used) by investing
   activities   . . . . . . . . . . . .    $ 33,744    ($ 18,501)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .   ($410,500)   ($642,000)
                                           --------     --------
  Net cash used by financing activities   ($410,500)   ($642,000)
                                           --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS   . . . . . . . . . . . .    $ 14,860    ($109,038)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD . . . . . . . . . . . . . . .     124,102      255,564
                                           --------     --------
CASH AND CASH EQUIVALENTS AT END
OF PERIOD . . . . . . . . . . . . . . .    $138,962     $146,526
                                           ========     ========

                The accompanying notes are an integral part of
                      these combined financial statements.

             GEODYNE ENERGY INCOME II LIMITED PARTNERSHIPS
         CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995
                              (Unaudited)

1.   ACCOUNTING POLICIES
     -------------------

     The combined balance sheets as of September 30, 1995, combined statements of operations for the three and nine months ended September 30, 1995 and 1994 and combined statements of cash flows for the nine months ended September 30, 1995 and 1994 have been prepared by Geodyne Properties, Inc., ("Geodyne"), the general partner (the "General Partner") of the Geodyne Energy Income II Limited Partnerships (collectively, the "Partnerships"), and are unaudited. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at September 30, 1995, the combined results of operations for the three and nine months ended September 30, 1995 and 1994 and the combined cash flows for the nine months ended September 30, 1995 and 1994.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1994. The results of operations for the period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred by the General Partner. During the nine months ended September 30, 1995 the following payments were made to the General Partner or its affiliates by the Partnerships:

                       Direct General    Administrative
         Partnership and Administrative     Overhead
         ----------- ------------------  --------------
            II-A          $134,440           $382,329
            II-B           176,528            285,570
            II-C            78,750            122,067
            II-D           192,808            248,589
            II-E           338,545            180,648
            II-F            20,006            135,315
            II-G            45,032            293,832
            II-H            10,499             72,405

     An affiliated company is the operator of certain of the Partnerships' properties and its policy is to bill the Partnerships for all customary charges and cost reimbursements associated with its activities, together with any compressor rental, consulting, or other services provided.

     The Partnerships sell gas to Premier Gas Company ("Premier"), an affiliate of the General Partner, and Premier may then resell such gas to third parties at market prices. The following is a summary of these sales during the three and nine months ended September 30, 1995 and the amount of the Partnerships' accrued oil and gas sales due from Premier as of September 30, 1995 and December 31, 1994:

                                            Gas Sales
                      ------------------------------------------------------
                           3 Months Ended             9 Months Ended
                         September 30, 1995          September 30, 1995
                        ---------------------       --------------------

     II-A                  $205,443                     $579,690
     II-B                   104,541                      242,757
     II-C                    58,314                      152,650
     II-D                   161,366                      468,128
     II-E                   144,356                      390,158
     II-F                    88,048                      265,789
     II-G                   185,851                      561,307
     II-H                    43,742                      132,230

                                         Accrued Oil and Gas Sales
                     ----------------------------------------------------
                              As of                     As of
                       September 30, 1995         December 31, 1994
                       ------------------        ------------------

     II-A                  $134,634                    $107,036
     II-B                    80,068                      64,669
     II-C                    43,570                      41,709
     II-D                   113,560                     121,780
     II-E                   100,435                      90,940
     II-F                    54,508                      61,777
     II-G                   115,144                     130,572
     II-H                    27,139                      30,807

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

     Net proceeds from operations less necessary operating capital are distributed to Unit Holders on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. Over the last several years, the domestic energy industry and the Partnerships have contended with volatile, but generally low, oil and gas prices. Over the last few years, the oil and gas market appears to have moved from periods of relative stability in supply and demand to excess supply and/or weakened demand. These trends have led to the volatility in pricing and demand noted over the past years. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 1995 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations of the Partnerships.

     RESULTS OF OPERATIONS
     ---------------------

     An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables within "Results of Operations". Generally, the Production Partnerships' operations during the three and nine months ended September 30, 1995 reflected a decrease in production of oil and natural gas and a decrease in the average price of natural gas sold. Refer to "Liquidity and Capital Resources" above for a discussion of factors impacting prices and production volumes.

     II-A PARTNERSHIP

     THREE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994.

                                    Three months ended September 30,
                                   --------------------------------
                                        1995           1994
                                        ----           ----
        Oil and gas sales           $1,133,241     $1,758,131
        Direct operating expenses   $  593,898     $  743,865
        Barrels produced                26,795         42,523
        Mcf produced                   483,997        613,680
        Average price/Bbl           $    16.68     $    16.70
        Average price/Mcf           $     1.42     $     1.71

     Total oil and gas sales decreased 35.5% for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. As shown in the above table, this decrease was due to decreases in the volumes and average prices of oil and natural gas sold. Volumes of oil and natural gas sold decreased 15,728 barrels and 129,683 Mcf, respectively, for the three months ended September 30, 1995 as compared to the similar period in 1994. Volumes of oil sold decreased primarily due to (i) positive prior period adjustments during the three months ended September 30, 1994, (ii) the sale of one of the II-A Partnership's significant wells, (iii) repairs resulting in shut-ins and (iv) normal declines in production on several of the II-A Partnership's wells during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. Volumes of natural gas sold decreased primarily due to obstructions in the wellbore on one of the II-A Partnership's more significant wells which hindered its ability to produce at maximum capacity and normal declines in production on several of the II-A Partnership's wells. Natural gas prices decreased to an average $1.42 per Mcf for the three months ended September 30, 1995 from an average of $1.71 per Mcf for the three months ended September 30, 1994. Oil prices decreased to an average of $16.68 per barrel for the three months ended September 30, 1995 from an average of $16.70 per barrel for the three months ended September 30, 1994.

     Direct operating expenses (lease operating expenses and production taxes) decreased $149,967 for the three months ended September 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold. As a percentage of total revenues, these expenses increased to 52.7% for the three months ended September 30, 1995 from 42.1% for the three months ended September 30, 1994. This percentage increase was primarily due to the decreases in the average prices of oil and natural gas sold.

     Depreciation, depletion, and amortization of oil and gas properties decreased $520,969 for the three months ended September 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold and upward revisions of previous reserve estimates. As a percentage of total revenues, this expense decreased to 57.6% for the three months ended September 30, 1995 from 66.2% for the three months ended September 30, 1994. This decrease was primarily due to the upward revisions mentioned above, partially offset by the decrease in the average prices of oil and natural gas sold.

     General and administrative expenses increased $37,555 for the three months ended September 30, 1995 as compared to the similar period in 1994 primarily due to an increase in legal fees associated with a gas contract arbitration matter the II-A Partnership is pursuing against Texaco. As a percentage of total revenues, these expenses increased to 15.2% for the three months ended September 30, 1995 from 7.6% for the three months ended September 30, 1994. This increase expressed as a percentage of total revenues was primarily due to the decrease in oil and natural gas sales.

     NINE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994.

                                     Nine months ended September 30,
                                    -------------------------------
                                        1995           1994
                                        ----           ----
        Oil and gas sales           $3,462,252     $4,949,950
        Direct operating expenses   $1,552,222     $2,092,930
        Barrels produced                92,547        118,540
        Mcf produced                 1,285,669      1,733,889
        Average price/Bbl           $    16.55     $    14.93
        Average price/Mcf           $     1.50     $     1.83

     Total oil and gas sales decreased 30.1% for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. As shown in the above table, this decrease was due to decreases in the volumes of oil and natural gas sold and the average price of natural gas sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 25,993 barrels and 448,220 Mcf, respectively, for the nine months ended September 30, 1995 as compared to the similar period in 1994. Volumes of oil sold decreased primarily due to repairs which resulted in shut-ins and normal declines in production on several of the II-A
Partnership's wells during the nine months ended September 30, 1995. Volumes of natural gas sold decreased primarily due to normal declines in production on several of the II-A Partnership's wells and a gas balancing adjustment during the nine months ended September 30, 1995. Natural gas prices decreased to an average of $1.50 per Mcf for the nine months ended September 30, 1995 from an average of $1.83 per Mcf for the nine months ended September 30, 1994. Oil prices increased to an average of $16.55 per barrel for the nine months ended September 30, 1995 from an average of $14.93 per barrel for the nine months ended September 30, 1994.

     Direct operating expenses (lease operating expenses and production taxes) decreased $540,708 for the nine months ended September 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold. As a percentage of total revenues, these expenses increased slightly to 44.6% for the nine months ended September 30, 1995 from 42.0% for the nine months ended September 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold.

     Depreciation, depletion, and amortization of oil and gas properties decreased $1,291,039 for the nine months ended September 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold and upward revisions of previous reserve estimates. As a percentage of total revenues, this expense decreased to 53.0% for the nine months ended September 30, 1995 from 62.9% for the nine months ended September 30, 1994. This decrease was primarily due to the upward revisions mentioned above, partially offset by the decrease in the average price of natural gas sold.

     General and administrative expenses increased $79,239 for the nine months ended September 30, 1995 as compared to the similar period in 1994 primarily due to an increase in legal fees associated with a gas contract arbitration matter the II-A Partnership is pursuing against Texaco. As a percentage of total revenues, these expenses increased to 14.9% for the nine months ended September 30, 1995 from 8.8% for the nine months ended September 30, 1994. This increase as a percentage of total revenues was primarily due to the decrease in oil and natural gas sales.

     Cumulative  cash  distributions  to  the  Unit  Holders   through
September 30, 1995 were $35,836,357 or 74.00% of Unit Holders' contributions.

     II-B PARTNERSHIP

     THREE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994.

                                     Three months ended September 30,
                                    --------------------------------
                                        1995           1994
                                        ----           ----
        Oil and gas sales             $603,595     $1,263,992
        Direct operating expenses     $459,428     $  547,320
        Barrels produced                15,246         28,476
        Mcf produced                   250,360        470,358
        Average price/Bbl             $  17.70     $    16.59
        Average price/Mcf             $   1.33     $     1.68

     Total oil and gas sales decreased 52.2% for the three months ended September 30, 1995 as compared to the three months ended
September 30, 1994. As shown in the above table, this decrease was due to decreases in the volumes of oil and natural gas sold and the average price of natural gas sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 13,230 barrels and 219,998 Mcf, respectively, for the three months ended September 30, 1995 as compared to the similar period in 1994. Volumes of oil sold decreased primarily due to repairs resulting in a shut-in of one of the II-B Partnership's more significant wells and normal declines in production on several of the II-B Partnership's wells during the three months ended September 30, 1995. Volumes of natural gas sold decreased primarily due to obstructions in the wellbore on one of the II-B Partnership's more significant wells which hindered its ability to produce at maximum capacity and normal declines in production on several of the II-B Partnership's wells. Natural gas prices decreased to an average of $1.33 per Mcf for the three months ended September 30, 1995 from an average of $1.68 per Mcf for the three months ended September 30, 1994. Oil prices increased to an average of $17.70 per barrel for the three months ended September 30, 1995 from an average of $16.59 per barrel for the three months ended September 30, 1994.

     Direct operating expenses (lease operating expenses and production taxes) decreased $87,892 for the three months ended September 30, 1995 as compared to the similar period in 1994. This decrease was primarily due o the decrease in the volumes of oil and natural gas sold, partially offset by an increase in expenses related to workovers, repairs, and salt water disposal during the three months ended September 30, 1995. As a percentage of total revenues, these expenses increased to 76.0% for the three months ended September 30, 1995 from 42.9% for the three months ended September 30, 1994. This percentage increase was primarily due to the expenses related to workovers, repairs and salt water disposal mentioned above and the decrease in the average price of natural gas sold.

     Depreciation, depletion, and amortization of oil and gas properties decreased $425,440 for the three months ended September 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold above and upward revisions of previous reserve estimates. As a percentage of total revenues, this expense increased slightly to 68.1% for the three months ended September 30, 1995 from 65.6% for the three months ended September 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold.

     General and administrative expenses increased $59,738 for the three months ended September 30, 1995 as compared to the similar period in 1994 primarily due to an increase in legal fees associated with a gas contract arbitration matter the II-B Partnership is pursuing against Texaco. As a percentage of total revenues, these expenses increased to 26.4% for the three months ended September 30, 1995 from 7.8% for the three months ended September 30, 1994. This increase as a percentage of total revenues was primarily due to the decrease in oil and natural gas sales.

     NINE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994.

                                  Nine months ended September 30,
                                 -------------------------------
                                        1995           1994
                                        ----           ----
        Oil and gas sales           $2,423,417     $3,666,091
        Direct operating expenses   $1,372,209     $1,545,184

        Barrels produced                62,628         88,376
        Mcf produced                   869,831      1,268,989
        Average price/Bbl           $    16.84     $    14.94
        Average price/Mcf           $     1.57     $     1.85

     Total oil and gas sales decreased 33.9% for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. As shown in the above table, this decrease was due to decreases in the volumes of oil and natural gas sold and the average price of natural gas sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 25,748 barrels and 399,158 Mcf, respectively, for the nine months ended September 30, 1995 as compared to the similar period in 1994. Volumes of oil sold decreased primarily due to normal declines in production on several of the II-B Partnership's wells and repairs which resulted in shut-ins on a few of the II-B Partnership's significant wells. Volumes of natural gas sold decreased primarily due to normal declines in production on several of the II-B Partnership's wells. Natural gas prices decreased to an average of $1.57 per Mcf for the nine months ended September 30, 1995 from an average of $1.85 per Mcf for the nine months ended September 30, 1994. Oil prices increased to an average of $16.84 per barrel for the nine months ended September 30, 1995 from an average of $14.94 per barrel for the nine months ended September 30, 1994.

     Direct operating expenses (lease operating expenses and production taxes) decreased $172,975 for the nine months ended September 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold, partially offset by an increase in expenses related to production facilities and workovers during the nine months ended September 30, 1995. As a percentage of total revenues, these expenses increased to 56.9% for the nine months ended September 30, 1995 from 41.7% for the nine months ended September 30, 1994. This percentage increase was primarily due to the expenses related to production facilities and workovers mentioned above and the decrease in the average price of natural gas sold.

     Depreciation, depletion, and amortization of oil and gas properties decreased $849,143 for the nine months ended September 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold and upward revisions of previous reserve estimates. As a percentage of total revenues, this expense remained relatively constant at 62.1% for the nine months ended September 30, 1995 as compared to 63.3% for the nine months ended September 30, 1994.

     General and administrative expenses increased $134,813 for the nine months ended September 30, 1995 as compared to the similar period in 1994 primarily due to an increase in legal fees associated with a gas contract arbitration matter the II-B Partnership is pursuing against Texaco. As a percentage of total revenues, these expenses increased to 19.1% for the nine months ended September 30, 1995 from 8.8% for the nine months ended September 30, 1994. This increase as a percentage of total revenues was primarily due to the decrease in oil and natural gas sales.

     Cumulative  cash  distributions  to   the  Unit  Holders  through
September 30, 1995 were $25,800,916 or 71.33% of Unit Holders' contributions.

     II-C PARTNERSHIP

     THREE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994.

                                   Three months ended September 30,
                                   --------------------------------
                                        1995           1994
                                        ----           ----
        Oil and gas sales             $303,065       $575,045
        Direct operating expenses     $200,234       $187,724
        Barrels produced                 5,401          8,998
        Mcf produced                   163,367        255,000
        Average price/Bbl             $  16.98       $  16.58
        Average price/Mcf             $   1.29       $   1.67

     Total oil and gas sales decreased 47.3% for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. As shown in the above table, this decrease was due to decreases in the volumes of oil and natural gas sold and the average price of natural gas sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 3,597 barrels and 91,633 Mcf, respectively, for the three months ended September 30, 1995 as compared to the similar period in 1994. Volumes of oil sold decreased primarily due to several of the II-C Partnership's wells being shut-in for recompletions during the three months ended September 30, 1995. Volumes of natural gas sold decreased primarily due to obstructions in the wellbore on one of the II-C Partnership's more significant wells which hindered its ability to produce at maximum capacity and normal declines in production on several of the II-C Partnership's wells. Natural gas prices decreased to an average of $1.29 per Mcf for the three months ended September 30, 1995 from an average of $1.67 per Mcf for the three months ended September 30, 1994. Oil prices increased to an average of $16.98 per barrel for the three months ended September 30, 1995 from an average of $16.58 per barrel for the three months ended September 30, 1994.

     Direct operating expenses (lease operating expenses and production taxes) increased $12,510 for the three months ended September 30, 1995 as compared to the similar period in 1994. This increase was primarily due to an increase in expenses related to workovers, repairs, and salt water disposal, partially offset by the decrease in the volumes of oil and natural gas sold. As a percentage of total revenues, these expenses increased to 65.9% for the three months ended September 30, 1995 from 32.4% for the three months ended September 30, 1994. This percentage increase was primarily due to the expenses related to workovers, repairs and salt water disposal mentioned above and the decrease in the average price of natural gas sold.

     Depreciation, depletion, and amortization of oil and gas properties decreased $130,011 for the three months ended September 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold. As a percentage of total revenues, this expense increased to 70.7% for the three months ended September 30, 1995 from 59.6% for the three months ended September 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold.

     General and administrative expenses increased $25,372 for the three months ended September 30, 1995 as compared to the similar period in 1994 primarily due to an increase in legal fees associated with a gas contract arbitration matter the II-C Partnership is pursuing against Texaco. As a percentage of total revenues, these expenses increased to 22.5% for the three months ended September 30, 1995 from 7.4% for the three months ended September 30, 1994. This increase expressed as a percentage of total revenues was primarily due to the decrease in oil and natural gas sales.

     NINE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994.

                                   Nine months ended September 30,
                                   -------------------------------
                                        1995           1994
                                        ----           ----
        Oil and gas sales           $1,136,648     $1,743,396
        Direct operating expenses   $  544,532     $  617,826
        Barrels produced                19,580         26,360
        Mcf produced                   535,691        744,994
        Average price/Bbl           $    17.04     $    15.44
        Average price/Mcf           $     1.50     $     1.79

     Total oil and gas sales decreased 34.8% for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. As shown in the above table, this decrease was due to decreases in the volumes of oil and natural gas sold and the average price of natural gas sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 6,780 barrels and 209,303 Mcf, respectively, for the nine months ended September 30, 1995 as compared to the similar period in 1994. Volumes of oil sold decreased primarily due to several of the II-C Partnership's wells being shut-in for recompletions during the nine months ended September 30, 1995. Volumes of natural gas sold decreased primarily due to obstructions in the wellbore on one of the II-C Partnership's more significant wells which hindered its ability to produce at maximum capacity and normal declines in production on several of the II-C Partnership's wells. Natural gas prices decreased to an average of $1.50 per Mcf for the nine months ended September 30, 1995 from an average of $1.79 per Mcf for the nine months ended September 30, 1994. Oil prices increased to an average of $17.04 per barrel for the nine months ended September 30, 1995 from an average of $15.44 per barrel for the nine months ended September 30, 1994.

     Direct operating expenses (lease operating expenses and production taxes) decreased $73,294 for the nine months ended September 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold, partially offset by an increase in expenses related to workovers, production facilities and salt water disposal. As a percentage of total revenues, these expenses increased to 47.1% for the nine months ended September 30, 1995 from 35.2% for the nine months ended September 30, 1994. This percentage increase was primarily due to the expenses related to workovers, production facilities and salt water disposal mentioned above and the decrease in the average price of natural gas sold.

     Depreciation, depletion, and amortization of oil and gas properties decreased $291,121 for the nine months ended September 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold. As a percentage of total revenues, this expense increased to 62.1% for the nine months ended September 30, 1995 from 57.5% for the nine months ended September 30, 1994. This increase was primarily due to the decrease in the average price of natural gas sold.

     General and administrative expenses increased $58,894 for the nine months ended September 30, 1995 as compared to the similar period in 1994 primarily due to an increase in legal fees associated with a gas contract arbitration matter the II-C Partnership is pursuing against Texaco. As a percentage of total revenues, these expenses increased to 17.4% for the nine months ended September 30, 1995 from
8.1% for the nine months ended September 30, 1994. This increase expressed as a percentage of total revenues was primarily due to the decrease in oil and natural gas sales.

     Cumulative  cash   distributions  to  the  Unit  Holders  through
September 30, 1995 were $11,022,686 or 71.29% of Unit Holders' contributions.

     II-D PARTNERSHIP

     THREE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994.

                                   Three months ended September 30,
                                   --------------------------------
                                        1995           1994
                                        ----           ----
        Oil and gas sales             $968,988     $1,066,835
        Direct operating expenses     $448,828     $  541,887
        Barrels produced                24,903         20,951
        Mcf produced                   447,407        472,124
        Average price/Bbl             $  17.30     $    16.38
        Average price/Mcf             $   1.20     $     1.53

     Total oil and gas sales decreased 9.2% for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. As shown in the above table, this decrease was due to a decrease in the volumes and average price of natural gas sold, partially offset by an increase in the volumes and average price of oil sold. Volumes of oil sold increased 3,952 barrels and volumes of natural gas sold decreased 24,717 Mcf for the three months ended September 30, 1995 as compared to the similar period in 1994. Volumes of oil sold increased primarily due to the repair of a casing leak and the replacement of a pump on one of the II-D Partnership's wells and positive prior period adjustments for the three months ending September 30, 1995. Natural gas prices decreased to an average of $1.20 per Mcf for the three months ended September 30, 1995 from an average of $1.53 per Mcf for the three months ended September 30, 1994. Oil prices increased to an average of $17.30 per barrel for the three months ended September 30, 1995 from an average of $16.38 per barrel for the three months ended September 30, 1994.

     Direct   operating   expenses  (lease   operating   expenses  and
production taxes) decreased $93,059 for the three months ended September 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to expenses related to repairs, pumping, and supplies during the three months ended September 30, 1994. As a percentage of total revenues, these expenses decreased to 45.7% for the three months ended September 30, 1995 compared to 50.4% for the three months ended September 30, 1994. This percentage decrease was primarily due to the expenses related to repairs, pumping and supplies mentioned above, partially offset by the decrease in the average price of natural gas sold.

     Depreciation, depletion, and amortization of oil and gas properties decreased $43,825 for the three months ended September 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to an upward revisions of previous reserve estimates. As a percentage of total revenues, this expense remained relatively constant at 59.4% for the three months ended September 30, 1995 as compared to 58.3% for the three months ended September 30, 1994.

     General and administrative expenses increased $39,437 for the three months ended September 30, 1995 as compared to the similar period in 1994 primarily due to an increase in legal fees associated with a gas contract arbitration matter the II-D Partnership is pursuing against Texaco. As a percentage of total revenues, these expenses increased to 15.6% for the three months ended September 30, 1995 from 10.5% for the three months ended September 30, 1994. This increase expressed as a percentage of total revenues was primarily due to the decrease in oil and natural gas sales.

     NINE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994.

                                   Nine months ended September 30,
                                   -------------------------------
                                        1995           1994
                                        ----           ----
        Oil and gas sales           $3,022,161     $3,669,514
        Direct operating expenses   $1,432,141     $1,623,058
        Barrels produced                70,045         67,350
        Mcf produced                 1,403,160      1,522,730
        Average price/Bbl           $    16.66     $    14.82
        Average price/Mcf           $     1.32     $     1.75

     Total oil and gas sales decreased 17.6% for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. As shown in the above table, this decrease was due to a decrease in the volumes and average price of natural gas sold, partially offset by an increase in the volumes and average price of oil sold. Volumes of oil sold increased 2,695 barrels and volumes of natural gas sold decreased 119,570 Mcf for the nine months ended September 30, 1995 as compared to the similar period in 1994. Natural gas prices decreased to an average of $1.32 per Mcf for the nine months ended September 30, 1995 from an average of $1.75 per Mcf for the nine months ended September 30, 1994. Oil prices increased to an average of $16.66 per barrel for the nine months ended September 30, 1995 from an average of $14.82 per barrel for the nine months ended September 30, 1994.

     Direct operating expenses (lease operating expenses and production taxes) decreased $190,917 for the nine months ended September 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in volumes of natural gas sold during the nine months ended September 30, 1995 coupled with an increase in expenses related to workovers during the nine months ended September 30, 1994. As a percentage of total revenues, these expenses increased slightly to 46.9% for the nine months ended September 30, 1995 from 44.1% for the nine months ended September 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold.

     Depreciation, depletion, and amortization of oil and gas properties decreased $239,077 for the nine months ended September 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of natural gas sold and upward revisions of previous reserve estimates. As a percentage of total revenues, this expense increased to 58.3% for the nine months ended September 30, 1995 from 54.9% for the nine months ended September 30, 1994. This increase was primarily due to the decrease in the average price of natural gas sold.

     General and administrative expenses increased $128,179 for the nine months ended September 30, 1995 as compared to the similar period in 1994 primarily due to an increase in legal fees associated with a gas contract arbitration matter the II-D Partnership is pursuing against Texaco. As a percentage of total revenues, these expenses increased to 14.4% for the nine months ended September 30, 1995 from 8.5% for the nine months ended September 30, 1994. This increase expressed as a percentage of total revenues was primarily due to the decrease in oil and natural gas sales.

     Cumulative  cash  distributions  to   the  Unit  Holders  through
September 30, 1995 were $20,889,903 or 66.34% of Unit Holders' contributions.

     II-E  PARTNERSHIP

     THREE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994.

                                     Three months ended September 30,
                                     --------------------------------
                                        1995           1994
                                        ----           ----
        Oil and gas sales             $532,162       $659,360
        Direct operating expenses     $257,517       $318,688
        Barrels produced                15,812         16,892
        Mcf produced                   208,793        248,707
        Average price/Bbl             $  17.13       $  16.58
        Average price/Mcf             $   1.25       $   1.53

     Total oil and gas sales decreased 19.3% for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. As shown in the above table, this decrease was due to decreases in the volumes of oil and natural gas sold and the average price of natural gas sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 1,080 barrels and 39,914 Mcf, respectively, for the three months ended September 30, 1995 as compared to the similar period in 1994. Natural gas prices decreased to an average of $1.25 per Mcf for the three months ended September 30, 1995 from an average of $1.53 per Mcf for the three months ended September 30, 1994. Oil prices increased to an average of $17.13 per barrel for the three months ended September 30, 1995 from an average of $16.58 per barrel for the three months ended September 30, 1994.

     Direct   operating   expenses  (lease   operating   expenses  and
production taxes) decreased $61,171 for the three months ended September 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold. As a percentage of total revenues, these expenses remained relatively constant at 47.1% for the three months ended
September 30, 1995 compared to 48.1% for the three months ended September 30, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $69,391 for the three months ended September 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold. As a percentage of total revenues, this expense increased to 88.0% for the three months ended September 30, 1995 from 83.0% for the three months ended September 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold.

     General and administrative expenses increased $128,995 for the three months ended September 30, 1995 as compared to the similar period in 1994 primarily due to an increase in legal fees associated with a gas contract arbitration matter the II-E Partnership is pursuing against Texaco. As a percentage of total revenues, these expenses increased to 35.5% for the three months ended September 30, 1995 from 9.8% for the three months ended September 30, 1994. This increase expressed as a percentage of total revenues was primarily due to the decrease in oil and natural gas sales.

     NINE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994.

                                   Nine months ended September 30,
                                   -------------------------------
                                        1995           1994
                                        ----           ----
        Oil and gas sales           $1,654,096     $2,019,062
        Direct operating expenses   $  839,641     $  907,746
        Barrels produced                46,703         51,197
        Mcf produced                   646,898        722,419
        Average price/Bbl           $    17.05     $    15.30
        Average price/Mcf           $     1.33     $     1.71

     Total oil and gas sales decreased 18.1% for the nine months ended September 30, 1995 as compared to the nine months ended September 30,

1994. As shown in the above table, this decrease was due to decreases in the volumes of oil and natural gas sold and the average price of natural gas sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 4,494 barrels and 75,251 Mcf, respectively, for the nine months ended September 30, 1995 as compared to the similar period in 1994. Natural gas prices decreased to an average of $1.33 per Mcf for the nine months ended September 30, 1995 from an average of $1.71 per Mcf for the nine months ended September 30, 1994. Oil prices increased to an average of $17.05 per barrel for the nine months ended September 30, 1995 from an average of $15.30 per barrel for the nine months ended September 30, 1994.

     Direct operating expenses (lease operating expenses and production taxes) decreased $68,105 for the nine months ended September 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold. As a percentage of total revenues, these expenses increased to 50.2% for the nine months ended September 30, 1995 from 44.8% for the nine months ended September 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold.

     Depreciation, depletion, and amortization of oil and gas properties decreased $149,834 for the nine months ended September 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold. As a percentage of total revenues, this expense increased to 87.8% for the nine months ended September 30, 1995 from 79.9% for the nine months ended September 30, 1994. This increase was primarily due to the decrease in the average price of natural gas sold.

     General and administrative expenses increased $309,052 for the nine months ended September 30, 1995 as compared to the similar period in 1994 primarily due to an increase in legal fees associated with a gas contract arbitration matter the II-E Partnership is pursuing against Texaco. As a percentage of total revenues, these expenses increased to 31.0% for the nine months ended September 30, 1995 from 10.4% for the nine months ended September 30, 1994. This increase expressed as a percentage of total revenues was primarily due to the decrease in oil and natural gas sales.

     Cumulative  cash  distributions  to  the  Unit  Holders   through
September 30, 1995 were $12,326,574 or 53.87% of Unit Holders' contributions.

     II-F PARTNERSHIP

     THREE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994.

                                   Three months ended September 30,
                                   --------------------------------
                                        1995           1994
                                        ----           ----

        Oil and gas sales             $520,413       $578,725
        Direct operating expenses     $165,886       $203,658
        Barrels produced                12,930         15,078
        Mcf produced                   207,250        219,567
        Average price/Bbl             $  17.70       $  15.84
        Average price/Mcf             $   1.41       $   1.55

     Total oil and gas sales decreased 10.1% for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. As shown in the above table, this decrease was due to decreases in the volumes of oil and natural gas sold and the average price of natural gas sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 2,148 barrels and 12,317 Mcf, respectively, for the three months ended September 30, 1995 as compared to the similar period in 1994. Natural gas prices decreased to an average of $1.41 per Mcf for the three months ended September 30, 1995 from an average of $1.55 per Mcf for the three months ended September 30, 1994. Oil prices increased to an average of $17.70 per barrel for the three months ended September 30, 1995 from an average of $15.84 per barrel for the three months ended September 30, 1994.

     Direct operating expenses (lease operating expenses and production taxes) decreased $37,772 for the three months ended September 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold during the three months ended September 30, 1995, coupled with an increase in expenses related to workovers and production facilities during the three months ended September 30, 1994. As a percentage of total revenues, these expenses decreased to 31.1% for the three months ended September 30, 1995 from 34.9% for the three months ended September 30, 1994. This percentage decrease was primarily due to the expenses related to workovers and production facilities mentioned above, partially offset by the decrease in the average price of natural gas sold.

     Depreciation, depletion, and amortization of oil and gas properties decreased $97,128 for the three months ended September 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold and upward revisions of previous reserve estimates. As a percentage of total revenues, this expense decreased to 55.8% for the three months ended September 30, 1995 from 67.7% for the three months ended September 30, 1994. This decrease was primarily due to the upward revisions mentioned above, partially offset by the decrease in the average price of natural gas sold.

     General and administrative expenses remained relatively constant for the three months ended September 30, 1995 as compared to the similar period in 1994. As a percentage of total revenues, these expenses remained relatively constant at 8.9% for the three months ended September 30, 1995 compared to 8.3% for the three months ended September 30, 1994.

     NINE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994.

                                  Nine months ended September 30,
                                  -------------------------------
                                        1995           1994
                                        ----           ----
        Oil and gas sales           $1,450,887     $1,812,569
        Direct operating expenses   $  497,135     $  618,417
        Barrels produced                41,077         48,479
        Mcf produced                   574,084        644,844
        Average price/Bbl           $    16.76     $    14.69
        Average price/Mcf           $     1.33     $     1.71

     Total oil and gas sales decreased 20.0% for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. As shown in the above table, this decrease was due to decreases in the volumes of oil and natural gas sold and the average price of natural gas sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 7,402 barrels and 70,760 Mcf, respectively, for the nine months ended September 30, 1995 as compared to the similar period in 1994. Natural gas prices decreased to an average of $1.33 per Mcf for the nine months ended September 30, 1995 from an average of $1.71 per Mcf for the nine months ended September 30, 1994. Oil prices increased to an average of $16.76 per barrel for the nine months ended September 30, 1995 from an average of $14.69 per barrel for the nine months ended September 30, 1994.

     Direct operating expenses (lease operating expenses and production taxes) decreased $121,282 for the nine months ended September 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold during the nine months ended September 30, 1995 coupled with an increase in expenses related to workovers, repairs, and power and fuel during the nine months ended September 30, 1994. As a percentage of total revenues, these expenses remained relatively constant at 33.6% for the nine months ended September 30, 1995 compared to 34.0% for the nine months ended September 30, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $334,008 for the nine months ended September 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold and upward revisions of previous reserve estimates. As a percentage of total revenues, this expense decreased to 58.0% for the nine months ended September 30, 1995 from 65.4% for the nine months ended September 30, 1994. This decrease was primarily due to the upward revisions mentioned above, partially offset by the decrease in the average price of natural gas sold.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1995 as compared to the similar period in 1994. As a percentage of total revenues, these expenses remained relatively constant at 10.5% for the nine months ended September 30, 1995 compared to 8.7% for the nine months ended September 30, 1994.

     Cumulative  cash  distributions  to  the  Unit  Holders   through
September 30, 1995 were $11,287,051 or 65.85% of Unit Holders' contributions.

     II-G PARTNERSHIP

     THREE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994.

                                  Three months ended September 30,
                                  --------------------------------
                                        1995           1994
                                        ----           ----
        Oil and gas sales           $1,075,315     $1,244,271
        Direct operating expenses   $  355,982     $  434,318
        Barrels produced                27,476         31,689
        Mcf produced                   421,179        476,936
        Average price/Bbl           $    17.71     $    15.85
        Average price/Mcf           $     1.40     $     1.56

     Total oil and gas sales decreased 13.6% for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. As shown in the above table, this decrease was due to decreases in the volumes of oil and natural gas sold and the average price of natural gas sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 4,213 barrels and 55,757 Mcf, respectively, for the three months ended September 30, 1995 as compared to the similar period in 1994. Natural gas prices decreased to an average of $1.40 per Mcf for the three months ended September 30, 1995 from an average of $1.56 per Mcf for the three months ended September 30, 1994. Oil prices increased to an average of $17.71 per barrel for the three months ended September 30, 1995 from an average of $15.85 per barrel for the three months ended September 30, 1994.

     Direct operating expenses (lease operating expenses and production taxes) decreased $78,336 for the three months ended September 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold during the three months ended September 30, 1995, coupled with an increase in expenses related to workovers and production facilities during the three months ended September 30, 1994. As a percentage of total revenues, these expenses decreased to 32.3% for the three months ended September 30, 1995 from 34.6% for the three months ended September 30, 1994. This percentage decrease was primarily due to the expenses related to workovers and production facilities mentioned above, partially offset by the decrease in the average price of natural gas sold.

     Depreciation, depletion, and amortization of oil and gas properties decreased $275,802 for the three months ended September 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold and upward revisions of previous reserve estimates. As a percentage of total revenues, this expense decreased to 54.7% for the three months ended September 30, 1995 from 70.2% for the three months ended September 30, 1994. This decrease was primarily due to the upward revisions mentioned above, partially offset by the decrease in the average price of natural gas sold.

     General and administrative expenses remained relatively constant for the three months ended September 30, 1995 as compared to the similar period in 1994. As a percentage of total revenues, these expenses remained relatively constant at 9.5% for the three months ended September 30, 1995 compared to 8.4% for the three months ended September 30, 1994.

     NINE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994.

                                     Nine months ended September 30,
                                     -------------------------------
                                        1995           1994
                                        ----           ----
        Oil and gas sales           $3,107,583     $3,876,392
        Direct operating expenses   $1,096,603     $1,341,193
        Barrels produced                86,684        101,932
        Mcf produced                 1,235,139      1,390,283
        Average price/Bbl           $    16.77     $    14.70
        Average price/Mcf           $     1.34     $     1.71

     Total oil and gas sales decreased 19.8% for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. As shown in the above table, this decrease was due to decreases in the volumes of oil and natural gas sold and the average price of natural gas sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 15,248 barrels and 155,144 Mcf, respectively, for the nine months ended September 30, 1995 as compared to the similar period in 1994. Natural gas prices decreased to an average of $1.34 per Mcf for the nine months ended September 30, 1995 from an average of $1.71 per Mcf for the nine months ended September 30, 1994. Oil prices increased to an average of $16.77 per barrel for the nine months ended September 30, 1995 from an average of $14.70 per barrel for the nine months ended September 30, 1994.

     Direct operating expenses (lease operating expenses and production taxes) decreased $244,590 for the nine months ended September 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold. As a percentage of total revenues, these expenses remained relatively constant at 34.6% for the nine months ended
September  30,  1995  compared to  34.4%  for  the  nine months  ended
September 30, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $831,236 for the nine months ended September 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold and upward revisions of previous reserve estimates. As a percentage of total revenues, this expense decreased to 57.1% for the nine months ended September 30, 1995 from 67.8% for the nine months ended September 30, 1994. This decrease was primarily due to the upward revisions mentioned above, partially offset by the decrease in the average price of natural gas sold.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1995 as compared to the similar period in 1994. As a percentage of total revenues, these expenses remained relatively constant at 10.7% for the nine months ended September 30, 1995 compared to 8.7% for the nine months ended September 30, 1994.

     Cumulative  cash  distributions  to  the  Unit   Holders  through
September 30, 1995 were $23,007,371 or 61.82% of Unit Holders' contributions.

     II-H PARTNERSHIP

     THREE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994.

                                   Three months ended September 30,
                                   --------------------------------
                                        1995           1994
                                        ----           ----
        Oil and gas sales             $255,156       $303,551
        Direct operating expenses     $ 89,202       $113,750
        Barrels produced                 6,392          7,301
        Mcf produced                   101,981        119,396
        Average price/Bbl             $  17.69       $  15.90
        Average price/Mcf             $   1.39       $   1.57

     Total oil and gas sales decreased 15.9% for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. As shown in the above table, this decrease was due to decreases in the volumes of oil and natural gas sold and the average price of natural gas sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 909 barrels and 17,415 Mcf, respectively, for the three months ended September 30, 1995 as compared to the similar period in 1994. Natural gas prices decreased to an average of $1.39 per Mcf for the three months ended September 30, 1995 from an average of $1.57 per Mcf for the three months ended September 30, 1994. Oil prices increased to an average of $17.69 per barrel for the three months ended September 30, 1995 from an average of $15.90 per barrel for the three months ended September 30, 1994.

     Direct operating expenses (lease operating expenses and production taxes) decreased $24,548 for the three months ended September 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold during the three months ended September 30, 1995 coupled with positive prior period adjustments and an increase in expenses related to workovers during the three months ended September 30, 1994. As a percentage of total revenues, these expenses decreased to 34.0% for the three months ended September 30, 1995 compared to 37.2% for the three months ended September 30, 1994. This decrease as a percentage of total revenues was primarily due to the decrease in expenses related to workovers mentioned above, partially offset by the decrease in the average price of natural gas sold.

     Depreciation, depletion, and amortization of oil and gas properties decreased $58,187 for the three months ended September 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to several properties having been significantly depleted leaving a smaller basis to deplete. As a percentage of total revenues, this expense decreased to 58.5% for the three months ended

September 30, 1995 from 69.2% for the three months ended September 30, 1994. This decrease was primarily due to a smaller basis to deplete as mentioned above, partially offset by the decrease in the average price of natural gas sold.

     General and administrative expenses decreased slightly by $759 for the three months ended September 30, 1995 as compared to the similar period in 1994. As a percentage of total revenues, these expenses remained relatively constant at 9.6% for the three months ended September 30, 1995 compared to 8.5% for the three months ended September 30, 1994.

     NINE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994.

                                     Nine months ended September 30,
                                     ------------------------------
                                         1995          1994
                                         ----          ----
        Oil and gas sales             $744,368       $948,124
        Direct operating expenses     $269,899       $342,120
        Barrels produced                20,185         23,746
        Mcf produced                   301,855        347,158
        Average price/Bbl             $  16.77       $  14.71
        Average price/Mcf             $   1.34       $   1.72

     Total oil and gas sales decreased 21.5% for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. As shown in the above table, this decrease was due to decreases in the volumes of oil and natural gas sold and the average price of natural gas sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 3,561 barrels and 45,303 Mcf, respectively, for the nine months ended September 30, 1995 as compared to the similar period in 1994. Natural gas prices decreased to an average of $1.34 per Mcf for the nine months ended September 30, 1995 from an average of $1.72 per Mcf for the nine months ended September 30, 1994. Oil prices increased to an average of $16.77 per barrel for the nine months ended September 30, 1995 from an average of $14.71 per barrel for the nine months ended September 30, 1994.

     Direct operating expenses (lease operating expenses and production taxes) decreased $72,221 for the nine months ended September 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold. As a percentage of total revenues, these expenses remained relatively constant at 35.6% for the nine months ended
September  30,  1995  compared to  34.9%  for  the  nine months  ended
September 30, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $172,451 for the nine months ended September 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold and several properties having been significantly depleted leaving a smaller basis to deplete. As a percentage of total revenues, this expense decreased to 61.0% for the nine months ended September 30, 1995 from 66.6% for the nine months ended September 30, 1994. This decrease was primarily due to several properties having been significantly depleted leaving a smaller basis to deplete, partially offset by the decrease in the average price of natural gas sold.

     General and administrative expenses decreased $2,766 for the nine months ended September 30, 1995 as compared to the similar period in 1994 primarily due to a decrease in professional fees. As a percentage of total revenues, these expenses remained relatively constant at 10.9% for the nine months ended September 30, 1995 compared to 9.0% for the nine months ended September 30, 1994.

     Cumulative  cash  distributions  to   the  Unit  Holders  through
September 30, 1995 were $5,311,364 or 57.91% of Unit Holders' contributions.

                      PART II:  OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          Form 8-K filed on September 11, 1995

               Date of Report:  September 6, 1995

               Items Reported:

                    Item 5 - Other Events

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

                              (Registrant)


                             By:  GEODYNE PROPERTIES, INC.

                                  General Partner


Date:  November 13, 1995     By:  /s/Dennis R. Neill
                                  ----------------------------
                                   (Signature)
                                   Dennis R. Neill
                                   Senior Vice President
                                   and Director



Date: November 13, 1995      By:  /s/Drew S. Phillips
                                  ---------------------------
                                   (Signature)
                                   Drew S. Phillips
                                   Vice President - Accounting
                                   Principal Accounting Officer