Form 10-K405
period 1995-12-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP II A; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-E; GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-G; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-H
filed 1996-04-04
CIK 824894, 826345, 833054, 833526, 842881, 850506, 851724, 854062

                               FORM 10-K
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995

Commission File Number:
    II-A: 0-16388   II-C: 0-16981   II-E: 0-17320   II-G: 0-17802
    II-B: 0-16405   II-D: 0-16980   II-F: 0-17799   II-H: 0-18305

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
            ----------------------------------------------
        (Exact name of Registrant as specified in its Articles)

                                                II-A 73-1295505
                                                II-B 73-1303341
                                                II-C 73-1308986
                                                II-D 73-1329761
                                                II-E 73-1324751
                                                II-F 73-1330632
                                                II-G 73-1336572
           Oklahoma                             II-H 73-1342476
- -------------------------------              --------------------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)

          Two West Second Street, Tulsa, Oklahoma      74103)
          ---------------------------------------------------
          (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (918) 583-1791

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
     Depositary Units of limited partnership interest

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90
days.  Yes   X      No
          -----       -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Yes   X   No       (Disclosure is contained herein)
         -----    -----

     The  Depositary  Units   are  not  publicly  traded,   therefore,
Registrant cannot compute the aggregate market value of the voting units held by non-affiliates of the Registrant.

              DOCUMENTS INCORPORATED BY REFERENCE:  None

                               FORM 10-K
                           TABLE OF CONTENTS


PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
     ITEM 1.   BUSINESS . . . . . . . . . . . . . . . . . . . . .    1
     ITEM 2.   PROPERTIES . . . . . . . . . . . . . . . . . . . .    7
     ITEM 3.   LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . .   27
     ITEM 4.   SUBMISSION  OF  MATTERS  TO   A  VOTE  OF  LIMITED
               PARTNERS . . . . . . . . . . . . . . . . . . . . .   30

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   30
     ITEM 5.   MARKET  FOR  UNITS  AND  RELATED  LIMITED  PARTNER
               MATTERS  . . . . . . . . . . . . . . . . . . . . .   30
     ITEM 6.   SELECTED FINANCIAL DATA  . . . . . . . . . . . . .   32
     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS  OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS  . . . . . . .   41
     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . .   69
     ITEM 9.   CHANGES IN AND  DISAGREEMENTS WITH ACCOUNTANTS  ON
               ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . .   69

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   69
     ITEM 10.  DIRECTORS  AND EXECUTIVE  OFFICERS OF  THE GENERAL
               PARTNER  . . . . . . . . . . . . . . . . . . . . .   69
     ITEM 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . .   72
     ITEM 12.  SECURITY  OWNERSHIP  OF CERTAIN  BENEFICIAL OWNERS
               AND MANAGEMENT . . . . . . . . . . . . . . . . . .   81
     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . .   83

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   85
     ITEM 14.  EXHIBITS,   FINANCIAL  STATEMENT   SCHEDULES,  AND
               REPORTS ON FORM 8-K  . . . . . . . . . . . . . . .   85
     SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .   91

                                PART I

ITEM 1.   BUSINESS

     General

     The Geodyne Energy Income Limited Partnership II-A (the "II-A Partnership"), Geodyne Energy Income Limited Partnership II-B (the "II-B Partnership"), Geodyne Energy Income Limited Partnership II-C (the "II-C Partnership"), Geodyne Energy Income Limited Partnership II-D (the "II-D Partnership"), Geodyne Energy Income Limited Partnership II-E (the "II-E Partnership"), Geodyne Energy Income Limited Partnership II-F (the "II-F Partnership"), Geodyne Energy Income Limited Partnership II-G (the "II-G Partnership"), and Geodyne Energy Income Limited Partnership II-H (the "II-H Partnership") (collectively, the "Partnerships") are limited partnerships formed under the Oklahoma Revised Uniform Limited Partnership Act. Each Partnership is composed of Geodyne Properties, Inc., a Delaware corporation, as the general partner, and Geodyne Depositary Company, a Delaware corporation, as the sole initial limited partner and public investors as substitute limited partners.

     On the dates set forth below, investors who made the aggregate capital contributions set forth below were admitted as limited partners (the "Limited Partners") to the Partnerships and the Partnerships commenced operations.


                                               Limited
                                               Partner
                           Date of             Capital
       Partnership        Activation        Contributions
       -----------    -----------------     -------------

          II-A        July 22, 1987          $48,428,300
          II-B        October 14, 1987        36,171,900
          II-C        January 14, 1988        15,462,100
          II-D        May 10, 1988            31,487,800
          II-E        September 27, 1988      22,882,100
          II-F        January 5, 1989         17,140,000
          II-G        April 10, 1989          37,218,900
          II-H        May 17, 1989             9,171,100

     Immediately following activation of each Partnership and in accordance with its Agreement and Certificate of Limited Partnership (the "Partnership Agreement"), each Partnership invested as a general partner in a separate Oklahoma general partnership (sometimes collectively referred to herein as the "Production Partnership"). Geodyne Production Company, a Delaware corporation, is the managing partner of the Production Partnerships. Each Partnership's investment in its related Production Partnership is the sole business and purpose of each Partnership. Unless the context indicates otherwise, all references to any single Partnership or all of the Partnerships in this Annual Report on Form 10-K (the "Annual Report") are references to the Partnership and the Production Partnership, collectively. In addition, unless the context indicates otherwise, all references to the "General Partner" in this Annual Report are references to Geodyne Properties, Inc., the general partner of the Partnerships, and Geodyne Production Company, the managing partner of the Production Partnerships.

     The General Partner currently serves as general partner of 29 limited partnerships including the Partnerships. The General Partner is a wholly-owned subsidiary of Geodyne Resources, Inc. ("Geodyne Resources"). Geodyne Resources is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including the General Partner (collectively, the "Samson Companies"), are engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 1995, the Samson Companies owned interests in approximately 18,000 oil and gas wells located in 19 states of the United States and 3 provinces of Canada. At December 31, 1995, the Samson Companies operated approximately 3,100 oil and gas wells located in 15 states of the United States, 2 provinces of Canada, Venezuela, and Russia.

     The Partnerships are currently engaged in the business of owning interests in producing oil and gas properties located in the continental United States. The Partnerships may also engage to a limited extent in development drilling on producing oil and gas properties as required for the prudent management of the Partnerships.


     As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and the other Samson Companies. As of March 15, 1996, the Samson Companies employed approximately 830 persons. No employees are covered by collective bargaining agreements, and management believes that the Samson Companies provide a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item 10. Directors and Executive Officers of the General Partner."

     The General Partner's and the Partnerships' principal place of business is located at Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103, and their telephone number is (918) 583-1791 or
(800) 283-1791.


     Funding

     Although the Partnership Agreements permit the Partnerships to incur borrowings, the Partnerships' operations and expenses are currently funded out of each Partnership's revenues from oil and gas sales. The General Partner may, but is not required to, advance funds to a Partnership for the same purposes for which Partnership borrowings are authorized.


     Principal Products Produced and Services Rendered

     The Partnerships' sole business is the production of, and related incidental development of, oil and natural gas. The Partnerships do not refine or otherwise process crude oil and condensate. The Partnerships do not hold any patents, trademarks, licenses, or concessions and are not a party to any government contracts. The Partnerships have no backlog of orders and do not participate in research and development activities. The Partnerships are not presently encountering shortages of oilfield tubular goods, compressors, production material, or other equipment.


     Competition and Marketing

     The oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. The ability of the Partnerships to produce and market oil and gas profitably depends on a number of factors that are beyond the control of the Partnerships. These factors include worldwide political instability (especially in oil-producing regions), the supply and price of foreign imports of oil and gas, the level of consumer product demand (which is heavily influenced by weather patterns), government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors cannot be accurately predicted or anticipated.

     As a general rule, in recent years, worldwide oil production capacity and gas production capacity in the United States exceeded demand and resulted in a decline in the average price of oil and gas in the United States. During the later part of 1994 and 1995, however, average oil prices in the United States increased. Oil prices increased from approximately $16.50 per barrel at December 31, 1994 to approximately $18.50 per barrel at December 31, 1995. Management is unable to predict whether future oil prices will (i) stabilize, (ii) increase, or (iii) decrease.

     Gas sales contract prices have generally declined significantly since the mid-1980s due to a number of factors, including a nationwide surplus of gas and increased competition. Competition has increased among United States gas marketers due to the gas surplus, the partial deregulation of gas prices, the conversion by major pipelines to open access transportation, and the lack of strong residential demand for natural gas during the winter months for the last few years as a result of warm winters in much of the United States. However, spot gas prices in the areas where the Partnership's gas is marketed increased during the later part of 1995 compared to prices received in the later part of 1994 and the first several months of 1995.

     Substantially all of the Partnerships' natural gas reserves are being sold in the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines.

     The Partnerships' spot gas prices increased from approximately $1.67 per Mcf at December 31, 1994 to approximately $2.00 per Mcf at December 31, 1995. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences. Future prices will likely be different from (and may be lower than) the prices in effect on December 31, 1995. In many past years, year-end prices have tended to be higher, and in some cases significantly higher, than the yearly average price actually received by the Partnerships for at least the year following the year-end valuation date. Management is unable to predict whether future gas prices will (i) stabilize, (ii) increase, or (iii) decrease.


     Significant Customers

     The following customers accounted for ten percent or more of the Partnerships' oil and gas sales during the year ended December 31, 1995:

Partnership                  Purchaser                 Percentage
- -----------     ----------------------------------     ----------

   II-A         Premier Gas Company ("Premier")(1)       17.7%
                Hallwood Petroleum, Inc. ("Hallwood")    15.5%
                Amoco Production Company                 14.3%

   II-B         Hallwood                                 21.0%
                Premier                                  11.7%

   II-C         Premier                                  14.9%

   II-D         Premier                                  17.5%

   II-E         Premier                                  25.8%

   II-F         Premier                                  18.1%
                Texaco Exploration & Producing,
                  Inc. ("Texaco")                        14.1%

   II-G         Premier                                  17.9%
                Texaco                                   13.9%

   II-H         Premier                                  17.5%
                Texaco                                   13.7%

- ---------------

(1) Premier was an affiliate of the Partnerships until December 6, 1995. See "Item 11. Executive Compensation."


     In the event of interruption of purchases by one or more of the Partnerships' significant customers or the cessation or material change in availability of open access transportation by the Partnerships' pipeline transporters, the Partnerships may encounter difficulty in marketing their gas and in maintaining historic sales levels. Management does not expect any of its open access transporters to seek authorization to terminate their transportation services. Even if the services were terminated, management believes that alternatives would be available whereby the Partnerships would be able to continue to market their natural gas.

     The Partnerships' principal customers for crude oil production are refiners and other companies which have pipeline facilities near the producing properties of the Partnerships. In the event pipeline facilities are not conveniently available to production areas, crude oil is usually trucked by purchasers to storage facilities.

     Oil, Gas, and Environmental Control Regulations

     Regulation of Production Operations -- The production of oil and gas is subject to extensive federal and state laws and regulations governing a wide variety of matters, including the drilling and spacing of wells, allowable rates of production, prevention of waste and pollution, and protection of the environment. In addition to the direct costs borne in complying with such regulations, operations and revenues may be impacted to the extent that certain regulations limit oil and gas production to below economic levels.

     Regulation of Sales and Transportation of Oil and Natural Gas -- Sales of crude oil and condensate are made by the Partnerships at market prices and are not subject to price controls. The sale of natural gas may be subject to both federal and state laws and regulations, including, but not limited to, the Natural Gas Act of 1938 (the "NGA"), the Natural Gas Policy Act of 1978 (the "NGPA"), and regulations promulgated by the Federal Energy Regulatory Commission (the "FERC") under the NGA, the NGPA, and other statutes. The provisions of the NGA and the NGPA, as well as the regulations thereunder, are complex and affect all who produce, resell, transport, or purchase natural gas, including the Partnerships. Although virtually all of the Partnerships' gas production is not subject to price regulation, the NGA, NGPA, and FERC regulations affect the availability of gas transportation services and the ability of gas consumers to continue to purchase or use gas at current levels.
Accordingly, such regulations may have a material effect on the Partnerships' operations and projections of future oil and natural gas production and revenues.

     Future Legislation -- Legislation affecting the oil and gas industry is under constant review for amendment or expansion. Because such laws and regulations are frequently amended or reinterpreted, management is unable to predict what additional energy legislation may be proposed or enacted or the future cost and impact of complying with existing or future regulations.

     Regulation of the Environment -- The Partnerships' operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Compliance with such laws and regulations, together with any penalties resulting from noncompliance therewith, may increase the cost of the Partnerships' operations or may affect the Partnerships' ability to complete, in a timely fashion, existing or future activities. Management anticipates that various local, state, and federal environmental control agencies will have an increasing impact on oil and gas operations.

     Insurance Coverage

     The Partnerships are subject to all of the risks inherent in the exploration for and production of oil and gas including blowouts, pollution, fires, and other casualties. The Partnerships maintain insurance coverage as is customary for entities of a similar size engaged in operations similar to that of the Partnerships, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. The occurrence of an event which is not fully covered by insurance could have a material adverse effect on the Partnerships' financial position and results of operations.


ITEM 2.   PROPERTIES

     Well Statistics

     The following table sets forth the number of gross and net productive wells of the Partnerships as of December 31, 1995. The designation of a well as an oil well or gas well is made by the General Partner based on the relative amount of oil and gas reserves for the well. Regardless of a well's oil or gas designation, it may produce oil, gas, or both oil and gas. As used in this Annual Report, "Gross Well" refers to a well in which a working interest is owned, accordingly, the number of gross wells is the total number of wells in which a working interest is owned. As used in this Annual Report, "Net Well" refers to the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof. For example, a 15% leasehold interest in a well represents one Gross Well, but 0.15 Net Well.


                            Well Statistics
                        As of December 31, 1995

          Number of Gross Wells         Number of Net Wells
          -----------------------    ---------------------------
P/ship    Total  Oil  Gas  N/A(1)    Total   Oil    Gas   N/A(1)
- ------    -----  ---  ---  ------    -----  -----  -----  ------

II-A      1,052  297  680    75      68.45  39.18  23.49   5.78
II-B        349  181  118    50      40.38  22.04  13.73   4.61
II-C        448  182  234    32      16.70   4.78  11.37    .55
II-D        351  160  180    11      59.77  27.74  29.76   2.27
II-E      1,353  721  564    68      35.24  16.62  16.93   1.69
II-F      1,288  679  542    67      21.49   6.76  12.72   2.01
II-G      1,288  679  542    67      48.27  14.58  29.29   4.40
II-H      1,288  679  542    67      12.66   3.56   7.97   1.13

- ---------------
(1)  Wells which have not been designated as oil or gas.

     Drilling Activities

     The following table sets forth the number of gross and net wells in which the Partnerships had an interest that were drilled during the year ended December 31, 1995. All such wells were development wells and were completed as producing wells during the year ended December 31, 1995.


                             Total    Oil    Gas    N/A(1)
                             -----    ---    ---    ------
        II-A Partnership:
        ----------------
          Gross Wells          1        -      1        -
          Net Wells          .01        -    .01        -

        II-E Partnership:
        ----------------
          Gross Wells          2        1      -        1
          Net Wells          .10      .04      -      .06

- ---------------

(1)  Wells which have not been designated as oil or gas.


The II-B, II-C, II-D, II-F, II-G, and II-H Partnerships did not drill any wells during the year ended December 31, 1995. The data included in this table should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled and the oil and gas reserves generated thereby.



     Oil and Gas Production, Revenue, and Price History

     The following tables set forth certain historical information concerning the oil (including condensates) and natural gas production, net of all royalties, overriding royalties, and other third party interests, of the Partnerships, revenues attributable to such production, and certain price and cost information. Where applicable, the amounts in the following tables are after the impact of any net profits interest conveyances the Partnerships may have entered into with an affiliated partnership. As used in the tables, direct operating expenses include lease operating expenses and production taxes. In addition, gas production is converted to oil equivalents at the rate of six Mcf per barrel, representing the estimated relative energy content of gas and oil, which rate is not necessarily indica-tive of the relationship of oil and gas prices. The respective prices of oil and gas are affected by market and other factors in addition to relative energy content.

                          Net Production Data

                           II-A Partnership
                           ----------------

                                    Year Ended December 31,
                               ----------------------------------
                                  1995        1994        1993
                               ----------  ----------  ----------
Production:
  Oil (Bbls)                      120,420     150,281     141,868
  Gas (Mcf)                     1,768,316   2,226,658   1,488,837

Oil and gas sales:
  Oil                          $2,030,710  $2,272,594  $2,378,461
  Gas                           2,640,845   4,099,355   3,067,171
                               ----------   ---------   ---------
    Total                      $4,671,555  $6,371,949  $5,445,632
                                =========   =========   =========
Total direct operating
  expenses                     $1,846,264  $2,383,367  $2,646,187
                                =========   =========   =========

Direct operating expenses
  as a percentage of oil
  and gas sales                     39.5%       37.4%       48.6%

Average sales price:
  Per barrel of oil                $16.86      $15.12      $16.77
  Per Mcf of gas                     1.49        1.84        2.06

Direct operating expenses per
  equivalent Bbl of oil            $ 4.45      $ 4.57      $ 6.78

                          Net Production Data

                           II-B Partnership
                           ----------------

                                    Year Ended December 31,
                               ----------------------------------
                                  1995        1994        1993
                               ----------  ----------  ----------
Production:
  Oil (Bbls)                       81,304     111,099     106,685
  Gas (Mcf)                     1,205,296   1,649,869   1,329,860

Oil and gas sales:
  Oil                          $1,351,079  $1,683,529  $1,831,941
  Gas                           1,853,715   3,020,100   2,783,443
                                ---------   ---------   ---------
    Total                      $3,204,794  $4,703,629  $4,615,384
                                =========   =========   =========
Total direct operating
  expenses                     $1,524,778  $2,014,972  $1,880,059
                                =========   =========   =========

Direct operating expenses
  as a percentage of oil
  and gas sales                     47.6%       42.8%       40.7%

Average sales price:
  Per barrel of oil                $16.62      $15.15      $17.17
  Per Mcf of gas                     1.54        1.83        2.09

Direct operating expenses per
  equivalent Bbl of oil            $ 5.40      $ 5.22      $ 5.73

                          Net Production Data

                           II-C Partnership
                           ----------------

                                    Year Ended December 31,
                               ----------------------------------
                                  1995        1994        1993
                               ----------  ----------  ----------
Production:
  Oil (Bbls)                       26,383      34,074      32,568
  Gas (Mcf)                       737,277     975,652     675,399

Oil and gas sales:
  Oil                          $  446,522  $  533,966  $  564,653
  Gas                           1,073,415   1,755,200   1,331,912
                                ---------   ---------   ---------
    Total                      $1,519,937  $2,289,166  $1,896,565
                                =========   =========   =========
Total direct operating
  expenses                     $  698,645  $  819,854  $  731,716
                                =========   =========   =========

Direct operating expenses
  as a percentage of oil
  and gas sales                     46.0%       35.8%       38.6%

Average sales price:
  Per barrel of oil                $16.92      $15.67      $17.34
  Per Mcf of gas                     1.46        1.80        1.97

Direct operating expenses per
  equivalent Bbl of oil            $ 4.68      $ 4.17      $ 5.04

                          Net Production Data

                           II-D Partnership
                           ----------------

                                    Year Ended December 31,
                               ----------------------------------
                                  1995        1994        1993
                               ----------  ----------  ----------
Production:
  Oil (Bbls)                       88,913      93,610      92,253
  Gas (Mcf)                     1,906,303   2,000,016   1,545,516

Oil and gas sales:
  Oil                          $1,457,580  $1,415,937  $1,523,763
  Gas                           2,443,936   3,433,223   2,829,861
                                ---------   ---------   ---------
    Total                      $3,901,516  $4,849,160  $4,353,624
                                =========   =========   =========
Total direct operating
  expenses                     $2,136,244  $1,735,761  $1,921,386
                                =========   =========   =========

Direct operating expenses
  as a percentage of oil
  and gas sales                     54.8%       35.8%       44.1%

Average sales price:
  Per barrel of oil                $16.39      $15.13      $16.52
  Per Mcf of gas                     1.28        1.72        1.83

Direct operating expenses per
  equivalent Bbl of oil            $ 5.25      $ 4.07      $ 5.49

                          Net Production Data

                           II-E Partnership
                           ----------------

                                    Year Ended December 31,
                               ----------------------------------
                                  1995        1994        1993
                               ----------  ----------  ----------
Production:
  Oil (Bbls)                       63,680      66,656      68,723
  Gas (Mcf)                       937,469     853,317     752,689

Oil and gas sales:
  Oil                          $1,070,217  $1,029,794  $1,131,063
  Gas                           1,227,192   1,450,912   1,441,501
                                ---------   ---------   ---------
    Total                      $2,297,409  $2,480,706  $2,572,564
                                =========   =========   =========
Total direct operating
  expenses                     $1,148,507  $  943,898  $  991,225
                                =========   =========   =========

Direct operating expenses
  as a percentage of oil
  and gas sales                     50.0%       38.0%       38.5%

Average sales price:
  Per barrel of oil                $16.81      $15.45      $16.46
  Per Mcf of gas                     1.31        1.70        1.92

Direct operating expenses per
  equivalent Bbl of oil            $ 5.22      $ 4.52      $ 5.10

                          Net Production Data

                           II-F Partnership
                           ----------------

                                    Year Ended December 31,
                               ----------------------------------
                                  1995        1994        1993
                               ----------  ----------  ----------
Production:
  Oil (Bbls)                       54,773      63,723      61,194
  Gas (Mcf)                       845,804     833,628     883,094

Oil and gas sales:
  Oil                          $  882,021  $  946,186  $  979,194
  Gas                           1,146,571   1,370,378   1,657,110
                                ---------   ---------   ---------
    Total                      $2,028,592  $2,316,564  $2,636,304
                                =========   =========   =========
Total direct operating
  expenses                     $  661,659  $  777,636  $  681,972
                                =========   =========   =========

Direct operating expenses
  as a percentage of oil
  and gas sales                     32.6%       33.6%       25.9%

Average sales price:
  Per barrel of oil                $16.10      $14.85      $16.00
  Per Mcf of gas                     1.36        1.64        1.88

Direct operating expenses per
  equivalent Bbl of oil            $ 3.38      $ 3.84       $ 3.27

                          Net Production Data

                           II-G Partnership
                           ----------------

                                    Year Ended December 31,
                               ----------------------------------
                                  1995        1994        1993
                               ----------  ----------  ----------
Production:
  Oil (Bbls)                      115,206     134,034     128,280
  Gas (Mcf)                     1,832,915   1,921,696   1,879,891

Oil and gas sales:
  Oil                          $1,855,886  $1,991,144  $2,053,146
  Gas                           2,492,201   3,125,632   3,528,075
                                ---------   ---------   ---------
    Total                      $4,348,087  $5,116,776  $5,581,221
                                =========   =========   =========
Total direct operating
  expenses                     $1,455,357  $1,827,558  $1,481,029
                                =========   =========   =========

Direct operating expenses
  as a percentage of oil
  and gas sales                     33.5%       35.7%       26.5%

Average sales price:
  Per barrel of oil                $16.11      $14.86      $16.01
  Per Mcf of gas                     1.36        1.63        1.88

Direct operating expenses per
  equivalent Bbl of oil            $ 3.46      $ 4.02      $ 3.35

                          Net Production Data

                           II-H Partnership
                           ----------------

                                    Year Ended December 31,
                               ----------------------------------
                                  1995        1994        1993
                               ----------  ----------  ----------
Production:
  Oil (Bbls)                       26,870      31,241      29,861
  Gas (Mcf)                       449,854     452,661     471,281

Oil and gas sales:
  Oil                          $  433,226  $  464,290  $  478,012
  Gas                             609,509     744,596     889,502
                                ---------   ---------   ---------
    Total                      $1,042,735  $1,208,886  $1,367,514
                                =========   =========   =========
Total direct operating
  expenses                     $  358,984  $  427,693  $  370,067
                                =========   =========   =========

Direct operating expenses
  as a percentage of oil
  and gas sales                     34.4%       35.4%       27.1%

Average sales price:
  Per barrel of oil                $16.12      $14.86      $16.01
  Per Mcf of gas                     1.35        1.64        1.89

Direct operating expenses per
  equivalent Bbl of oil            $ 3.52      $ 4.01      $ 3.41


     Proved Reserves and Net Present Value

     The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 1995. The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company Petroleum Engineers ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

     Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices at December 31, 1995. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 1995. Furthermore, gas prices at December 31, 1995 were higher than the price used for determining the Partnerships' net present value of proved reserves for the year ended December 31, 1994. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at December 31, 1995 will actually be realized for such production.

     The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.


                          Proved Reserves and
                           Net Present Values
                         From Proved Reserves
                      As of December 31, 1995(1)

II-A Partnership:
- ----------------
  Estimated proved reserves:
    Natural gas (Mcf)                                   9,603,075
    Oil and liquids (Bbls)                                700,254

  Net present value (discounted at 10% per annum)     $12,394,737

II-B Partnership:
- ----------------
  Estimated proved reserves:
    Natural gas (Mcf)                                   5,729,103
    Oil and liquids (Bbls)                                495,525

  Net present value (discounted at 10% per annum)     $ 8,117,351

II-C Partnership:
- ----------------
  Estimated proved reserves:
    Natural gas (Mcf)                                   3,983,315
    Oil and liquids (Bbls)                                205,669

  Net present value (discounted at 10% per annum)     $ 4,529,550

II-D Partnership:
- ----------------
  Estimated proved reserves:
    Natural gas (Mcf)                                  10,910,460
    Oil and liquids (Bbls)                                553,578

  Net present value (discounted at 10% per annum)     $11,725,897

II-E Partnership:
- ----------------
  Estimated proved reserves:
    Natural gas (Mcf)                                   6,401,259
    Oil and liquids (Bbls)                                297,934

  Net present value (discounted at 10% per annum)     $ 7,413,484

II-F Partnership:
- ----------------
  Estimated proved reserves:
    Natural gas (Mcf)                                   4,738,716
    Oil and liquids (Bbls)                                355,007

  Net present value (discounted at 10% per annum)     $ 6,702,912

II-G Partnership:
- ----------------
  Estimated proved reserves:
    Natural gas (Mcf)                                  10,303,283
    Oil and liquids (Bbls)                                746,479

  Net present value (discounted at 10% per annum)     $14,307,715

II-H Partnership:
- ----------------
  Estimated proved reserves:
    Natural gas (Mcf)                                   2,553,664
    Oil and liquids (Bbls)                                173,521

  Net present value (discounted at 10% per annum)     $ 3,425,489

- ----------

(1) Includes certain gas balancing adjustments which cause the gas volumes and net present values to differ from the reserve reports prepared by the General Partner and reviewed by Ryder Scott.


     No estimates of the proved reserves of the Partnerships compara-ble to those included herein have been included in reports to any federal agency other than the SEC. Additional information relating to the Partnerships' proved reserves is contained in Note 4 to the Partnerships' financial statements, included in Item 8 of this Annual Report.


     Significant Properties

                           II-A Partnership
                           ----------------

     As of December 31, 1995, the II-A Partnership's properties consisted of 1,052 gross (68.45 net) wells. The II-A Partnership owned a non-working interest in an additional 174 wells. Affiliates of the II-A Partnership operate 75 (6.1%) of its total wells. As of December 31, 1995, the II-A Partnership's net interest in its properties resulted in estimated total proved reserves of 700,254 barrels of crude oil and 9,603,075 Mcf of natural gas, with a present value (discounted at 10% per annum) of estimated future net cash flow of $12,394,737. The II-A Partnership's properties are located primarily in the Anadarko Basin of western Oklahoma and the Texas Panhandle and the Gulf Coast Basin of southern Louisiana and southeast Texas.

     As of December 31, 1995, the II-A Partnership's properties in the Anadarko Basin consisted of 194 gross (11.07 net) wells. The II-A Partnership owned a non-working interest in an additional 82 wells in the Anadarko Basin. As of December 31, 1995, the II-A Partnership's net interest in its properties in the Anadarko Basin resulted in estimated total proved reserves of approximately 55,200 barrels of crude oil and 4,850,500 Mcf of natural gas, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $4,899,200.

     As of December 31, 1995, the II-A Partnership's properties in the Gulf Coast Basin consisted of 143 gross (12.20 net) wells. The II-A Partnership owned a non-working interest in an additional 6 wells in the Gulf Coast Basin. As of December 31, 1995, the II-A Partnership's net interest in its properties in the Gulf Coast Basin resulted in estimated total proved reserves of approximately 200,100 barrels of crude oil and 1,817,200 Mcf of natural gas, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $2,638,000.


                           II-B Partnership
                           ----------------

     As of December 31, 1995, the II-B Partnership's properties consisted of 349 gross (40.38 net) wells. The II-B Partnership owned a non-working interest in an additional 81 wells. Affiliates of the II-B Partnership operate 50 (11.6%) of its total wells. As of December 31, 1995, the II-B Partnership's net interest in its properties resulted in estimated total proved reserves of 495,525 barrels of crude oil and 5,729,103 Mcf of natural gas, with a present value (discounted at 10% per annum) of estimated future net cash flow of $8,117,351. The II-B Partnership's properties are located primarily in the Anadarko Basin of western Oklahoma and the Texas Panhandle, the Southern Oklahoma Folded Belt Basin of southern Oklahoma, the Gulf Coast Basin of southern Louisiana and southeast Texas, and the Permian Basin of west Texas and southeast New Mexico.

     As of December 31, 1995, the II-B Partnership's properties in the Anadarko Basin consisted of 52 gross (6.77 net) wells. The II-B Partnership owned a non-working interest in an additional 17 wells in the Anadarko Basin. As of December 31, 1995, the II-B Partnership's net interest in its properties in the Anadarko Basin resulted in estimated total proved reserves of approximately 22,000 barrels of crude oil and 2,598,100 Mcf of natural gas, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $2,602,400.

     As of December 31, 1995, the II-B Partnership's properties in the Southern Oklahoma Folded Belt Basin consisted of 21 gross (4.99 net) wells. The II-B Partnership owned a non-working interest in an additional 4 wells in the Southern Oklahoma Folded Belt Basin. Affiliates operate 19 (76.0%) of such wells. As of December 31, 1995, the II-B Partnership's net interest in its properties in the Southern Oklahoma Folded Belt Basin resulted in estimated total proved reserves of approximately 135,200 barrels of crude oil and 790,200 Mcf of natural gas, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $1,789,100.

     As of December 31, 1995, the II-B Partnership's properties in the Gulf Coast Basin consisted of 63 gross (1.84 net) wells. The II-B Partnership owned a non-working interest in an additional 35 wells in the Gulf Coast Basin. As of December 31, 1995, the II-B Partnership's net interest in its properties in the Gulf Coast Basin resulted in estimated total proved reserves of approximately 50,900 barrels of crude oil and 921,200 Mcf of natural gas, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $1,463,800.

     As of December 31, 1995, the II-B Partnership's properties in the Permian Basin consisted of 26 gross (3.37 net) wells. The II-B Partnership owned a non-working interest in an additional 7 wells in the Permian Basin. Affiliates operate 21 (63.6%) of such wells. As of December 31, 1995, the II-B Partnership's net interest in its properties in the Permian Basin resulted in estimated total proved reserves of approximately 51,900 barrels of crude oil and 1,139,200 Mcf of natural gas, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $1,138,500.


                           II-C Partnership
                           ----------------

     As of December 31, 1995 the II-C Partnership's properties consisted of 448 gross (16.70 net) wells. The II-C Partnership owned a non-working interest in an additional 102 wells. Affiliates of the II-C Partnership operate 62 (11.3%) of its total wells. As of December 31, 1995, the II-C Partnership's net interest in its properties resulted in estimated total proved reserves of 205,669 barrels of crude oil and 3,983,315 Mcf of natural gas, with a present value (discounted at 10% per annum) of estimated future net cash flow of $4,529,550. The Partnership's properties are located primarily in the Anadarko Basin of western Oklahoma and the Texas Panhandle and the Southern Oklahoma Folded Belt Basin of southern Oklahoma.

     As of December 31, 1995, the II-C Partnership's properties in the Anadarko Basin consisted of 129 gross (8.69 net) wells. The II-C Partnership owned a non-working interest in an additional 35 wells in the Anadarko Basin. As of December 31, 1995, the II-C Partnership's net interest in its properties in the Anadarko Basin resulted in estimated total proved reserves of approximately 18,600 barrels of crude oil and 2,165,600 Mcf of natural gas, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $1,928,100.

     As of December 31, 1995, the II-C Partnership's properties in the Southern Oklahoma Folded Belt Basin consisted of 19 gross (2.03 net) wells. The II-C Partnership owned a non-working interest in an additional 2 wells in the Southern Oklahoma Folded Belt Basin. Affiliates operate 16 (76.2%) of such wells. As of December 31, 1995, the II-C Partnership's net interest in its properties in the Southern Oklahoma Folded Belt Basin resulted in estimated total proved reserves of approximately 57,800 barrels of crude oil and 464,300 Mcf of natural gas, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $826,300.


                           II-D Partnership
                           ----------------

     As of December 31, 1995, the II-D Partnership's properties consisted of 351 gross (59.77 net) wells. The II-D Partnership owned a non-working interest in an additional 39 wells. Affiliates of the II-D Partnership operate 69 (17.7%) of the its total wells. As of December 31, 1995, the II-D Partnership's net interest in its properties resulted in estimated total proved reserves of 553,578 barrels of crude oil and 10,910,460 Mcf of natural gas, with a present value (discounted at 10% per annum) of estimated future net cash flow of $11,725,897. The II-D Partnership's properties are located primarily in the Anadarko Basin of western Oklahoma and the Texas Panhandle, the Gulf Coast Basin of southern Louisiana and southeast Texas, the Permian Basin of west Texas and southeast New Mexico, and the Williston Basin of North Dakota, South Dakota, and eastern Montana.

     As of December 31, 1995, the II-D Partnership's properties in the Anadarko Basin consisted of 86 gross (14.26 net) wells. The II-D Partnership owned a non-working interest in an additional 17 wells in the Anadarko Basin. As of December 31, 1995, the II-D Partnership's net interest in its properties in the Anadarko Basin resulted in estimated total proved reserves of approximately 40,900 barrels of crude oil and 4,116,500 Mcf of natural gas, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $3,790,300.

     As of December 31, 1995, the II-D Partnership's properties in the Gulf Coast Basin consisted of 24 gross (5.20 net) wells. The II-D Partnership owned a non-working interest in an additional 2 wells in the Gulf Coast Basin. Affiliates operate 15 (57.7%) of such wells. As of December 31, 1995, the II-D Partnership's net interest in its properties in the Gulf Coast Basin resulted in estimated total proved reserves of approximately 85,900 barrels of crude oil and 985,700 Mcf of natural gas, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $1,421,400.

     As of December 31, 1995, the II-D Partnership's properties in the Permian Basin consisted of 11 gross (2.12 net) wells. The II-D Partnership owned a non-working interest in one additional well in the Permian Basin. As of December 31, 1995, the II-D Partnership's net interest in its properties in the Permian Basin resulted in estimated total proved reserves of approximately 34,500 barrels of crude oil and 1,688,400 Mcf of natural gas, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $1,421,400.

     As of December 31, 1995, the II-D Partnership's properties in the Williston Basin consists of 48 gross (2.18 net) wells. The II-D Partnership owned a non-working interest in one additional well in the Williston Basin. As of December 31, 1995, the II-D Partnership's net interest in its properties in the Williston Basin resulted in estimated total proved reserves of approximately 193,500 barrels of crude oil and 239,300 Mcf of natural gas, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $1,184,500.


                           II-E Partnership
                           ----------------

     As of December 31, 1995, the II-E Partnership's properties consisted of 1,353 gross (35.24 net) wells. The II-E Partnership owned a non-working interest in an additional 2,165 wells. Affiliates of the II-E Partnership operate 73 (2.1%) of its total wells. As of December 31, 1995, the II-E Partnership's net interest in its properties resulted in estimated total proved reserves of 297,934 barrels of crude oil and 6,401,259 Mcf of natural gas, with a present value (discounted at 10% per annum) of estimated future net cash flow of $7,413,484. The II-E Partnership's properties are located primarily in the Anadarko Basin of western Oklahoma and the Texas Panhandle, the Permian Basin of west Texas and southeast New Mexico, and the Gulf Coast Basin of southern Louisiana and southeast Texas.

     As of December 31, 1995, the II-E Partnership's properties in the Anadarko Basin consisted of 44 gross (2.29 net) wells. The II-E Partnership owned a non-working interest in an additional 28 wells in the Anadarko Basin. As of December 31, 1995, the II-E Partnership's net interest in its properties in the Anadarko Basin resulted in estimated total proved reserves of approximately 7,900 barrels of crude oil and 2,622,200 Mcf of natural gas, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $2,474,600.

     As of December 31, 1995, the II-E Partnership's properties in the Permian Basin consisted of 959 gross (5.82 net) wells. The II-E Partnership owned a non-working interest in an additional 1,813 wells in the Permian Basin. As of December 31, 1995, the II-E Partnership's net interest in its properties in the Permian Basin resulted in estimated total proved reserves of approximately 107,800 barrels of crude oil and 1,597,000 Mcf of natural gas, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $2,099,600.

     As of December 31, 1995, the II-E Partnership's properties in the Gulf Coast Basin consisted of 53 gross (4.66 net) wells. The II-E Partnership owned a non-working interest in an additional 16 wells in the Gulf Coast Basin. As of December 31, 1995, the II-E Partnership's net interest in its properties in the Gulf Coast Basin resulted in estimated total proved reserves of approximately 70,900 barrels of crude oil and 485,300 Mcf of natural gas, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $824,900.


                           II-F Partnership
                           ----------------

     As of December 31, 1995, the II-F Partnership's properties consisted of 1,288 gross (21.49 net) wells. The II-F Partnership owned a non-working interest in an additional 2,164 wells. Affiliates of the II-F Partnership operate 50 (1.4%) of its total wells. As of December 31, 1995, the II-F Partnership's net interest in its properties resulted in estimated total proved reserves of 355,007 barrels of crude oil and 4,738,716 Mcf of natural gas, with a present value (discounted at 10% per annum) of estimated future net cash flow of $6,702,912. The II-F Partnership's properties are located primarily in the Anadarko Basin of western Oklahoma and the Texas Panhandle and the Permian Basin of west Texas and southeast New Mexico.

     As of December 31, 1995, the II-F Partnership's properties in the Anadarko Basin consisted of 54 gross (2.62 net) wells. The II-F Partnership owned a non-working interest in an additional 31 wells in the Anadarko Basin. As of December 31, 1995, the II-F Partnership's net interest in its properties in the Anadarko Basin resulted in estimated total proved reserves of approximately 8,900 barrels of crude oil and 1,887,800 Mcf of natural gas, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $1,614,300.

     As of December 31, 1995, the II-F Partnership's properties in the Permian Basin consisted of 954 gross (12.21 net) wells. The II-F Partnership owned a non-working interest in an additional 1,812 wells in the Permian Basin. As of December 31, 1995, the II-F Partnership's net interest in its properties in the Permian Basin resulted in estimated total proved reserves of approximately 242,700 barrels of crude oil and 1,723,900 Mcf of natural gas, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $3,430,400.


                           II-G Partnership
                           ----------------

     As of December 31, 1995, the II-G Partnership's properties consisted of 1,288 gross (48.27 net) wells. The II-G Partnership owned a non-working interest in an additional 2,164 wells. Affiliates of the II-G Partnership operate 50 (1.4%) of its total wells. As of December 31, 1995, the II-G Partnership's net interest in its properties resulted in estimated total proved reserves of 746,479 barrels of crude oil and 10,303,283 Mcf of natural gas, with a present value (discounted at 10% per annum) of estimated future net cash flow of $14,307,715. The II-G Partnership's properties are located primarily in the Permian Basin of west Texas and southeast New Mexico, the Anadarko Basin of western Oklahoma and the Texas Panhandle, and the Southern Oklahoma Folded Belt Basin of southern Oklahoma.

     As of December 31, 1995, the II-G Partnership's properties in the Permian Basin consisted of 954 gross (25.47 net) wells. The II-G Partnership owned a non-working interest in an additional 1,812 wells in the Permian Basin. As of December 31, 1995, the II-G Partnership's net interest in its properties in the Permian Basin resulted in estimated total proved reserves of approximately 507,700 barrels of crude oil and 3,604,800 Mcf of natural gas, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $7,179,100.

     As of December 31, 1995, the II-G Partnership's properties in the Anadarko Basin consisted of 54 gross (5.56 net) wells. The II-G Partnership owned a non-working interest in an additional 31 wells in the Anadarko Basin. As of December 31, 1995, the II-G Partnership's net interest in its properties in the Anadarko Basin resulted in estimated total proved reserves of approximately 19,000 barrels of crude oil and 3,987,200 Mcf of natural gas, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $3,446,000.

     As of December 31, 1995, the II-G Partnership's properties in the Southern Oklahoma Folded Belt Basin consisted of 38 gross (5.86 net) wells. Affiliates operate 27 (71.1%) of such wells. As of December 31, 1995, the II-G Partnership's net interest in its properties in the Southern Oklahoma Folded Belt Basin resulted in estimated total proved reserves of approximately 25,800 barrels of crude oil and 1,610,600 Mcf of natural gas, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $1,435,800.


                           II-H Partnership
                           ----------------

     As of December 31, 1995, the II-H Partnership's properties consisted of 1,288 gross (12.66 net) wells. The II-H Partnership owned a non-working interest in an additional 2,157 wells. Affiliates of the II-H Partnership operate 50 (1.5%) of its total wells. As of December 31, 1995, the II-H Partnership's net interest in its properties resulted in estimated total proved reserves of 173,521 barrels of crude oil and 2,553,664 Mcf of natural gas, with a present value (discounted at 10% per annum) of estimated future net cash flow of $3,425,489. The II-H Partnership's properties are located primarily in the Permian Basin of west Texas and southeast New Mexico, the Anadarko Basin of western Oklahoma and the Texas Panhandle, and the Southern Oklahoma Folded Belt Basin of southern Oklahoma.

     As of December 31, 1995, the II-H Partnership's properties in the Permian Basin consisted of 954 gross (5.90 net) wells. The II-H Partnership owned a non-working interest in an additional 1,809 wells in the Permian Basin. As of December 31, 1995, the II-H Partnership's net interest in its properties in the Permian Basin resulted in estimated total proved reserves of approximately 117,500 barrels of crude oil and 834,100 Mcf of natural gas, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $1,702,800.

     As of December 31, 1995, the II-H Partnership's properties in the Anadarko Basin consisted of 54 gross (1.32 net) wells. The II-H Partnership owned a non-working interest in an additional 27 wells in the Anadarko Basin. As of December 31, 1995, the II-H Partnership's net interest in its properties in the Anadarko Basin resulted in estimated total proved reserves of approximately 3,500 barrels of crude oil and 938,600 Mcf of natural gas, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $799,300.

     As of December 31, 1995, the II-H Partnership's properties in the Southern Oklahoma Folded Belt Basin consisted of 38 gross (1.55 net) wells. Affiliates operate 27 (71.1%) of such wells. As of December 31, 1995, the II-H Partnership's net interest in its properties in the Southern Oklahoma Folded Belt Basin resulted in estimated total proved reserves of approximately 6,800 barrels of crude oil and 425,600 Mcf of natural gas, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $382,300.


     Title to Oil and Gas Properties

     Management believes that the Partnerships have satisfactory title to their oil and gas properties. Record title to all of the Partnerships' properties is held by either the Partnerships or Geodyne Nominee Corporation, an affiliate of the General Partner.

     Title to the Partnerships' properties is subject to customary royalty, overriding royalty, carried, working, and other similar interests and contractual arrangements customary in the oil and gas industry, to liens for current taxes not yet due, and to other encumbrances. Management believes that such burdens do not materially detract from the value of such properties or from the Partnerships' interest therein or materially interfere with their use in the operation of the Partnerships' business.


ITEM 3.   LEGAL PROCEEDINGS

     On September 12, 1988 Wolverine Exploration Company and certain other parties filed a lawsuit against Natural Gas Pipeline Company of America, Inc. and certain other parties in which the plaintiffs sought to recover damages as a result of an alleged breach of a gas contract. (Wolverine Exploration Company et al. vs. Natural Gas Pipeline Company of America, et al., Case No. CJ-88-5522, District Court, Tulsa County, Oklahoma). The II-A, II-B, II-C, II-D, and II-E Partnerships own an interest in certain oil and gas properties which are subject to said lawsuit, and there is a possibility that said Partnerships may recover damages as a result of the alleged breach of the gas contract. The lawsuit involves legal and factual issues concerning alleged (i) take-or-pay deficiencies and (ii) gas pricing claims. In June 1995, a hearing was conducted before a three person arbitration panel and on September 6, 1995 the panel issued its determination and awarded damages to the plaintiffs in the matter.

     The Partnerships'  estimated share  of the awarded  damages would
increase   the  following  Partnerships'   assets  by   the  following
approximate amounts:

             Partnership       Total      Per Unit
             -----------    ----------    --------

                II-A        $1,300,000     $ 2.50
                II-B         2,100,000       5.50
                II-C           900,000       5.50
                II-D         2,300,000       7.00
                II-E         4,700,000      19.50

The above estimates may change for a number of reasons, including, but not limited to, an appeal of the award by the one remaining defendant, Texaco Inc. ("Texaco").

     Geodyne Resources has filed a petition with the Tulsa County District Court seeking confirmation of the arbitration award. A hearing has been set on such petition for May 1, 1996. Texaco, on the other hand, has sought to reopen its Chapter 11 bankruptcy proceedings in an effort to avoid enforcement of the arbitration award through the bankruptcy court; however, as of the date of this Annual Report, no hearing has been set by the bankruptcy court with respect to Texaco's motion. It is not expected that the legal expenses to defend the award will be as significant as the expenses incurred by the Partnerships during the year ended December 31, 1995.

     In the event the Partnerships ultimately receive any or all of the damages awarded, the funds will be included in the Partnerships' revenues for the quarter in which they are received. Limited Partners who hold Units at the time any related cash distribution is made, then, will benefit from any recovery associated with the litigation.

     On October 26, 1994, Geodyne Resources and the Partnerships, among other parties, were named as defendants in a lawsuit alleging causes of action based on fraud, negligent misrepresentation, breach of fiduciary duty, breach of implied covenant, and breach of contract in connection with the offer and sale of limited partnership interests ("Units") in the Partnerships (Sidney Neidick et al. v. Geodyne Resources, Inc., et al., Case No. 94-052860, District Court of Harris County, Texas). The plaintiffs' petition alleged that the lawsuit was being brought as a class action on behalf of investors who purchased Units in the Partnerships. On June 7, 1995, Geodyne Resources and the Partnerships were dismissed without prejudice as defendants in the matter. In addition, on June 7, 1995, the matter was certified as a class action. A class action notice was mailed on June 7, 1995 to all Limited Partners who are members of the class. PaineWebber Incorporated ("PaineWebber") has agreed to indemnify Geodyne Resources and the Partnerships and their affiliates with respect to all claims asserted by the plaintiffs in the lawsuit pursuant to that certain
Indemnification Agreement dated November 24, 1992 by and between PaineWebber and Samson Investment Company (the "Indemnification

Agreement") in the event Geodyne Resources or the Partnerships are rejoined in the matter at a later time.

     On November 23 and 25, 1994, Geodyne Resources, PaineWebber, and certain other parties were named as defendants in two related lawsuits alleging misrepresentations made to induce investments in the Partnerships and asserting causes of action for common law fraud and deceit and unjust enrichment (Romine v. PaineWebber, Inc. et al., Case No. 94-CIV-8558, U. S. District Court, Southern District of New York and Romine v. PaineWebber, Inc. et al., Case No. 94-132844, Supreme Court of the State of New York, County of New York). The federal court case was later consolidated with other similar actions (to which Geodyne Resources is not a party) under the title In Re: PaineWebber Limited Partnerships Litigation and was certified as a class action on May 30, 1995 (the "PaineWebber Partnership Class Action"). A class action notice was mailed on June 7, 1995 to all members of the class. The PaineWebber Partnerships Class Action also alleges violations of 18 U.S.C. Section 1962(c) and the Securities Exchange Act of 1934. Compensatory and punitive damages, interest, and costs have been requested in both matters. PaineWebber has agreed to indemnify Geodyne Resources with respect to all claims asserted by the plaintiff in the lawsuits pursuant to the Indemnification Agreement. The amended complaint in the PaineWebber Partnership Class Action no longer asserts any claim directly against Geodyne Resources.

     On January 18, 1996, PaineWebber issued a press release indicating that it has reached an agreement to settle both the pending PaineWebber Partnership Class Action matter referred to above and the Neidick matter referred to above, along with a settlement with the SEC and an agreement to settle with various state securities regulators. The press release issued by PaineWebber indicates that the parties have agreed to a class action settlement of $125 million and other non-cash consideration; a SEC administrative order creating a capped $40 million fund, a civil penalty of $5 million leveled by the SEC; and payments aggregating $5 million to state securities administra-tors. The dollar amounts referred to in the press release apply to both the Partnerships and other direct investment programs sold by PaineWebber. As of the date of this Annual Report, PaineWebber has not informed management of the Partnerships of the portion of such settlement that would be applicable to the Partnerships. In any event, such settlement is not an obligation of either the Partnerships or the General Partner and, accordingly, would not affect the financial statements of the Partnerships. As a result of both the dismissal and the Indemnification Agreement, management does not believe that either the Partnerships or Geodyne Resources will be required to pay any damages or expenses in any of the matters set forth herein.

     To the knowledge of the General Partner, neither the General Partner nor the Partnerships or their properties are subject to any litigation, the results of which would have a material effect on the Partnerships' or the General Partner's financial condition or operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

     There were no matters submitted to a vote of the Limited Partners of any Partnership during 1995.


                                PART II

ITEM 5.   MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS

     As of February 20, 1996, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:


                         Numbers of       Numbers of
          Partnership      Units       Limited Partners
          -----------    ----------    ----------------

             II-A         484,283            4,561
             II-B         361,719            2,915
             II-C         154,621            1,504
             II-D         314,878            3,186
             II-E         228,821            2,427
             II-F         171,400            1,811
             II-G         372,189            2,778
             II-H          91,711            1,321


     Units were initially sold for a price of $100. The Units are not traded on any exchange and there is no public trading market for them. The General Partner is aware of certain transfers of Units between unrelated parties, some of which are facilitated by secondary trading firms and matching services. However, the General Partner believes that these transfers have been limited and sporadic in number and volume. Other than trades facilitated by certain secondary trading firms and matching services, no organized trading market for Units exists and none is expected to develop. Due to the nature of these transactions, the General Partner has no verifiable information regarding prices at which Units have been transferred. Further, a transferee may not become a substitute Limited Partner without the consent of the General Partner.

     Pursuant to the terms of the Partnership Agreements, the General Partner is obligated to annually offer a repurchase offer which is based on the estimated future net revenues from the Partnerships' reserves and is calculated pursuant to the terms of the Partnership Agreements. Such repurchase offer is recalculated monthly in order to reflect cash distributions to the Limited Partners and other extraordinary events. The following table sets forth the General Partner's repurchase offer per Unit as of the periods indicated. For purposes of this Annual Report, a Unit represents an initial subscription of $100 to the Partnership.


                        Repurchase Offer Prices
                        -----------------------

                      1994                   1995            1996
               -------------------    ------------------     ----
               1st  2nd  3rd  4th     1st  2nd  3rd  4th     1st
P/ship         Qtr. Qtr. Qtr. Qtr.    Qtr. Qtr. Qtr. Qtr.    Qtr.
- ------         ---- ---- ---- ----    ---- ---- ---- ----    ----

 II-A          $21  $20  $17  $16     $14  $15  $14  $13     $12
 II-B           21   19   17   15      14   14   13   13      12
 II-C           24   22   21   18      16   18   17   17      16
 II-D           25   23   21   19      17   22   21   20      19
 II-E           27   26   19   18      17   18   18   17      17
 II-F           32   29   29   28      26   24   23   21      19
 II-G           32   30   30   28      27   24   22   21      19
 II-H           31   29   30   28      27   23   22   21      19


     Cash Distributions

     Cash distributions are primarily dependent upon a Partnership's cash receipts from the sale of oil and gas production and cash requirements of the Partnership. Distributable cash is determined by the Limited Partners at the end of each calendar quarter and distributed to the Limited Partners within 45 days after the end of the quarter. Distributions are restricted to cash on hand less amounts required to be retained out of such cash as determined in the sole judgment of the General Partner to pay costs, expenses, or other Partnership obligations whether accrued or anticipated to accrue. In other instances, the General Partner may not distribute the full amount of cash receipts which might otherwise be available for distribution in an effort to equalize or stabilize the amounts of quarterly distributions. Any available amounts not distributed are invested and the interest or income thereon is for the accounts of the Limited Partners.

     The following is a summary of cash distributions paid to the Limited Partners for the years ended December 31, 1994 and 1995 and the first quarter of 1996:

                          Cash Distributions
                          ------------------

                                1994
                 ----------------------------------
                   1st      2nd      3rd      4th
  P/ship         Quarter  Quarter  Quarter  Quarter
  ------         -------  -------  -------  -------

   II-A           $1.34    $1.24    $1.29    $1.62
   II-B            1.31     1.45     1.31     1.91
   II-C            1.42     1.46     1.75     2.43
   II-D            1.51     1.37     1.75     1.62
   II-E            1.31     1.09     1.31     1.07
   II-F            2.92     2.33     1.98     1.98
   II-G            2.49     2.15     2.15     1.93
   II-H            2.45     2.13     2.07     1.74


                                1995                   1996
                 ----------------------------------   -------
                   1st      2nd      3rd      4th       1st
  P/ship         Quarter  Quarter  Quarter  Quarter   Quarter
  ------         -------  -------  -------  -------   -------

   II-A           $1.35    $1.03    $ .64    $ .81     $ .97
   II-B            1.37     1.09      .47      .28       .46
   II-C            2.10     1.33      .81      .39       .59
   II-D            1.62     1.41      .64     1.02      1.08
   II-E            1.07      .57      .33      .35       .80
   II-F            1.52     1.31     1.52     1.58      1.71
   II-G            1.48     1.33     1.54     1.45      1.64
   II-H            1.47     1.31     1.47     1.36      1.60


ITEM 6.   SELECTED FINANCIAL DATA

     The  following tables  present  selected financial  data for  the
Partnerships. This data should be read in conjunction with the financial statements of the Partnerships, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."

                                    Selected Financial Data

                                        II-A Partnership
                                        ----------------

                          1995           1994           1993           1992           1991
                      -------------  -------------  -------------  -------------  -------------
Oil and Gas Sales      $ 4,671,555    $ 6,371,949    $ 5,445,632    $ 7,296,183    $ 7,904,113
Net Income (Loss):
  Limited Partners    (    715,678)       265,761   (    723,059)       611,081   (     67,634)
  General Partner           81,747        145,993         84,771        173,679        182,227
  Total               (    633,931)       411,754   (    638,288)       784,760        114,593
Limited Partners' Net
  Income (Loss) per
    Unit              (       1.48)           .55   (       1.49)          1.26   (        .14)
Limited Partners' Cash
  Distributions per
    Unit               $      3.83           5.49           5.72           6.75          10.00
Total Assets             9,833,188     12,673,498     15,773,152     18,228,191     20,735,769
Partners' Capital
  (Deficit):
  Limited Partners       9,494,552     12,065,230     14,459,469     17,956,097     20,613,936
  General Partner     (    311,994)  (    297,741)  (    303,734)  (    240,427)  (    208,041)
Number of Units
  Outstanding              484,283        484,283        484,283        484,283        484,283


                                    Selected Financial Data

                                        II-B Partnership
                                        ----------------

                          1995           1994           1993           1992           1991
                      -------------  -------------  -------------  -------------  -------------
Oil and Gas Sales      $ 3,204,794    $ 4,703,629    $ 4,615,384    $ 5,974,270    $ 6,890,449
Net Income (Loss):
  Limited Partners    (    798,537)  (    574,825)  (    330,130)     1,083,345        584,690
  General Partner           37,441         87,118         90,840        160,869        176,499
  Total               (    761,096)  (    487,707)  (    239,290)     1,244,214        761,189
Limited Partners' Net
  Income (Loss) per
    Unit              (       2.21)  (       1.59)  (        .91)          2.99           1.62
Limited Partners' Cash
  Distributions per
    Unit                      3.21           5.98           6.64           8.76          12.00
Total Assets             6,237,427      8,302,058     11,063,368     13,629,059     15,634,898
Partners' Capital
  (Deficit):
  Limited Partners       5,955,907      7,914,444     10,654,269     13,387,529     15,472,229
  General Partner     (    246,438)  (    222,879)  (    196,997)  (    179,762)  (    151,601)
Number of Units
  Outstanding              361,719        361,719        361,719        361,719        361,719


                                    Selected Financial Data

                                        II-C Partnership
                                        ----------------

                          1995           1994           1993           1992           1991
                      -------------  -------------  -------------  -------------  -------------
Oil and Gas Sales      $ 1,519,937    $ 2,289,166    $ 1,896,565    $ 2,509,914    $ 2,454,580
Net Income (Loss):
  Limited Partners    (    337,547)  (     37,871)  (     36,537)       394,335        121,095
  General Partner           20,538         52,546         39,050         68,653         62,565
  Total               (    317,009)        14,675          2,513        462,988        183,660
Limited Partners' Net
  Income (Loss) per
    Unit              (       2.18)  (        .24)  (        .24)          2.55            .78
Limited Partners' Cash
  Distributions per
    Unit                      4.63           7.06           7.44           8.75          11.25
Total Assets             3,205,943      4,291,920      5,486,394      6,379,426      7,309,190
Partners' Capital
  (Deficit):
  Limited Partners       3,039,715      4,092,262      5,220,133      6,407,337      7,315,937
  General Partner     (     99,615)  (     84,153)  (     80,199)  (     64,354)  (     56,927)
Number of Units
  Outstanding              154,621        154,621        154,621        154,621        154,621


                                    Selected Financial Data

                                        II-D Partnership
                                        ----------------

                          1995           1994           1993           1992           1991
                      -------------  -------------  -------------  -------------  -------------
Oil and Gas Sales      $ 3,901,516    $ 4,849,160    $ 4,353,624    $ 5,816,604    $ 5,864,435
Net Income (Loss):
  Limited Partners    (    697,631)  (    193,308)  (    138,556)       471,887        220,117
  General Partner           44,055        108,234         85,418        148,256        135,075
  Total               (    653,576)  (     85,074)  (     53,138)       620,143        355,192
Limited Partners' Net
  Income (Loss) per
    Unit              (       2.22)  (        .61)  (        .44)          1.50            .70
Limited Partners' Cash
  Distributions per
    Unit                      4.69           6.25           9.29           9.75          11.75
Total Assets             7,291,164      9,571,883     11,687,932     14,528,961     16,955,623
Partners' Capital
  (Deficit):
  Limited Partners       6,884,886      9,057,517     11,215,825     14,278,065     16,876,247
  General Partner     (    143,473)  (    111,528)  (    135,262)  (    107,460)  (    101,536)
Number of Units
  Outstanding              314,878        314,878        314,878        314,878        314,878


                                    Selected Financial Data

                                        II-E Partnership
                                        ----------------

                          1995           1994           1993           1992           1991
                      -------------  -------------  -------------  -------------  -------------
Oil and Gas Sales      $ 2,297,409    $ 2,480,706    $ 2,572,564    $ 3,474,833    $ 4,646,111
Net Income (Loss):
  Limited Partners    (  1,279,244)  (    842,191)  (    523,678)  (  1,036,685)       422,698
  General Partner            9,448         43,060         49,510         64,978        119,047
  Total               (  1,269,796)  (    799,131)  (    474,168)  (    971,707)       541,745
Limited Partners' Net
  Income (Loss) per
    Unit              (       5.59)  (       3.68)  (       2.29)  (       4.53)          1.85
Limited Partners' Cash
  Distributions per
    Unit                      2.32           4.78           7.81           8.75          11.75
Total Assets             6,279,396      8,117,206     10,020,423     12,193,708     15,157,389
Partners' Capital
  (Deficit):
  Limited Partners       6,093,406      7,902,650      9,839,841     12,151,338     15,190,200
  General Partner     (    122,950)  (    104,398)  (     94,958)  (     80,783)  (     32,811)
Number of Units
  Outstanding              228,821        228,821        228,821        228,821        228,821


                                    Selected Financial Data

                                        II-F Partnership
                                        ----------------

                          1995           1994           1993           1992           1991
                      -------------  -------------  -------------  -------------  -------------
Oil and Gas Sales      $ 2,028,592    $ 2,316,564    $ 2,636,304    $ 3,244,904    $ 3,692,437
Net Income (Loss):
  Limited Partners    (    191,631)        19,524        122,048        223,113        335,346
  General Partner           46,686         54,498         73,431         76,429         93,367
  Total               (    144,945)        74,022        195,479        299,542        428,713
Limited Partners' Net
  Income (Loss) per
    Unit              (       1.12)           .11            .71           1.30           1.96
Limited Partners'
  Cash Distributions
    Per Unit                  5.93           9.21           8.87          11.25          14.00
Total Assets             5,733,459      6,967,432      8,544,148      9,973,253     11,554,986
Partners' Capital
  (Deficit):
  Limited Partners       5,691,785      6,898,416      8,458,892      9,857,985     11,563,117
  General Partner     (     84,377)  (     80,063)  (     52,561)  (     49,422)  (     32,926)
Number of Units
  Outstanding              171,400        171,400        171,400        171,400        171,400


                                    Selected Financial Data

                                        II-G Partnership
                                        ----------------

                          1995           1994           1993           1992           1991
                      -------------  -------------  -------------  -------------  -------------
Oil and Gas Sales      $ 4,348,087    $ 5,116,776    $ 5,581,221    $ 6,940,143    $ 7,987,946
Net Income (Loss):
  Limited Partners    (    714,189)  (     87,682)       130,828        434,796        661,152
  General Partner           94,880        113,680        153,901        161,329        199,193
  Total               (    619,309)        25,998        284,729        596,125        860,345
Limited Partners' Net
  Income (Loss)
    per Unit          (       1.92)  (        .24)           .35           1.17           1.78
Limit Partners' Cash
  Distributions per
    Unit                      5.80           8.72           8.74          10.50          13.00
Total Assets            12,519,149     15,456,785     18,825,582     22,002,703     25,229,991
Partners' Capital
  (Deficit):
  Limited Partners      12,439,371     15,313,560     18,646,242     21,770,067     25,243,297
  General Partner     (    197,260)  (    181,500)  (    122,180)  (    104,626)  (     67,066)
Number of Units
  Outstanding              372,189        372,189        372,189        372,189        372,189



                                    Selected Financial Data

                                        II-H Partnership
                                        ----------------

                          1995           1994           1993           1992           1991
                      -------------  -------------  -------------  -------------  -------------
Oil and Gas Sales      $ 1,042,735    $ 1,208,886    $ 1,367,514    $ 1,653,431    $ 1,828,093
Net Income (Loss):
  Limited Partners    (    239,052)  (     47,630)        20,790         19,504         51,075
  General Partner           21,532         26,955         36,610         37,211         42,926
  Total               (    217,520)  (     20,675)        57,400         56,715         94,001
Limited Partners' Net
  Income (Loss)
    per Unit          (       2.61)  (        .52)           .23            .21            .56
Limited Partners' Cash
  Distributions per
    Unit                      5.61           8.39           8.67           9.75          12.00
Total Assets             3,024,656      3,790,149      4,618,128      5,416,166      6,220,217
Partners' Capital
  (Deficit):
  Limited Partners       3,002,897      3,756,949      4,574,579      5,349,318      6,224,030
  General Partner     (     47,635)  (     42,167)  (     29,122)  (     26,477)  (     17,083)
Number of Units
  Outstanding               91,711         91,711         91,711         91,711         91,711



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     General

     The following general discussion should be read in conjunction with the analysis of results of operations provided below. The Partnerships are engaged in the business of operating producing oil and gas properties located in the continental United States. In management's view, it is not possible to predict accurately either the short-term or long-term prices for oil, gas, or refined petroleum products. Specifically, due to the oversupply of natural gas in recent years, certain of the Partnerships' gas producing properties have suffered, and continue to suffer during portions of the year, production curtailments and seasonal reductions in the prices paid by purchasers. Additional curtailments and seasonal or regional price reductions will adversely affect the operations and financial condition of the Partnerships. Gas sales prices, which have generally declined significantly since the mid-1980s, increased during the fourth quarter of 1995. See "Item 1. Business - Competition and Marketing." Actual future prices received by the Partnerships will likely be different from (and may be lower than) the prices in effect on December 31, 1995. In many past years, year-end prices have tended to be higher, and in some cases significantly higher, than the yearly average price actually received by the Partnerships for at least the year following the year-end valuation date. Management is unable to predict whether future gas prices will (i) stabilize, (ii) increase, or (iii) decrease. The amount of the Partnerships' cash flow, however, is dependent on such future gas prices.


     Liquidity and Capital Resources

     Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item
5. Market for Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of reserves, thereby resulting in a positive economic impact. Assuming production levels for the year ended December 31, 1995, the Partnerships proved reserve quantities at December 31, 1995 would have the following lives:

              Partnership    Gas-Years    Oil-Years
              -----------    ---------    ---------

                 II-A           5.4          5.8
                 II-B           4.8          6.1
                 II-C           5.4          7.8
                 II-D           5.7          6.2
                 II-E           6.8          4.7
                 II-F           5.6          6.5
                 II-G           5.6          6.5
                 II-H           5.7          6.5


     There should be no further material capital resource commitments for the Partnerships in the future. The Partnerships have no debt commitments. Cash for operational purposes will be provided by current oil and gas production.

     There can be no assurance as to the amount of the Partnerships' future cash distributions. The Partnerships' ability to make cash distributions depends primarily upon the level of available cash flow generated by the Partnerships' operating activities, which will be affected (either positively or negatively) by many factors beyond the control of the Partnerships, including the price of and demand for oil and gas and other market and economic conditions. Even if prices and costs remain stable, the amount of cash available for distributions will decline over time (as the volume of production from producing properties declines) since the Partnerships are not replacing production through acquisitions of producing properties and drilling.



     Inflation and Changing Prices

     Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Partnerships in 1995. Oil and natural gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."

     Results of Operations

     An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables following "Results of Operations" under the heading "Average Sales Prices, Production Volumes, and Average Production Costs."

     Generally, the Partnerships' operations during the year ended December 31, 1995 reflected a decline in oil and gas sales compared to the same period in 1994. Management believes this decline resulted from a number of factors including, but not limited to, (i) a normal decline in production from certain of the Partnerships' mature properties and (ii) a decline in natural gas prices. Refer to "Liquidity and Capital Resources" above for a discussion of factors impacting prices and production volumes.

     During 1994, a few of the Partnerships experienced an increase in oil and gas sales compared to the year ended December 31, 1993. Management believes this increase resulted primarily from gas balancing adjustments which occurred in 1993 in order to reflect such Partnerships' overproduced status on some properties. The adjustments were partially offset by a decline in oil and natural gas prices.

     Effective October 1, 1995, the Partnerships adopted the requirements of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and Assets Held for Disposal", which is intended to establish more consistent accounting standards for measuring the recoverability of long-lived assets. SFAS No. 121 requires successful efforts companies, like the Partnerships, to evaluate the recoverability of the carrying costs of their proved oil and gas properties for each field, rather than for the Partnerships' properties as a whole as previously allowed by the SEC. See Note 1 to the Partnerships' financial statements, included in Item 8 of this Annual Report for a further description of this impairment policy. As a result of the Partnerships' adoption of SFAS No. 121, the Partnerships recorded a non-cash charge against earnings (impairment provision) during the fourth quarter of 1995 as follows:
                     Partnership     Amount
                     -----------    --------

                        II-A        $994,919
                        II-B         450,601
                        II-C         245,324
                        II-D         370,172
                        II-E         465,045
                        II-F         312,270
                        II-G         839,228
                        II-H         259,808

No such charge was recorded for any Partnership for the years ended December 31, 1994 and 1993 pursuant to the Partnerships' prior impairment policy. Impairment provisions do not impact the Partnerships' cash flows from operating activities; however, they do impact the amount of General Partner and Limited Partner capital. The risk that the Partnerships will be required to record such impairment provisions in the future increases when oil and gas prices are depressed. Accordingly, the II-A and II-D Partnerships have eleven fields, the II-B Partnership has four fields, the II-C Partnership has ten fields, the II-E Partnership has thirteen fields, the II-F and II-G Partnerships have nine fields, and the II-H Partnership has seven fields in which it is reasonably possible that a write-down will be incurred in the near term if gas prices decrease from December 31, 1995 levels.


                           II-A Partnership
                           ----------------

                 Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 -------------------------------------

     Total oil and gas sales decreased 26.7% for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was due to decreases in both the volumes and average price of natural gas sold and the volumes of oil sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 29,861 barrels and 458,342 Mcf, respectively, for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Volumes of oil sold decreased primarily due to (i) adjustments made by a purchaser in 1994 related to oil sold in prior periods, (ii) repairs resulting in the shutting-in of certain wells, and (iii) normal declines in production on several wells during the year ended December 31, 1995. Volumes of natural gas sold decreased primarily due (i) several wells being shut-in and (ii) normal declines in production on several wells. Average oil prices increased to $16.86 per barrel for the year ended December 31, 1995 as compared to $15.12 per barrel for the year ended December 31, 1994. Average natural gas prices decreased to $1.49 per Mcf for the year ended December 31, 1995 as compared to $1.84 per Mcf for the year ended December 31, 1994.

     Direct operating expenses (including lease operating expenses and production taxes) decreased $537,103 for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold. As a percentage of oil and gas sales, these expenses increased slightly to 39.5% for the year ended December 31, 1995 from 37.4% for the year ended December 31, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased by $1,293,969 for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily a result of the decrease in the volumes of oil and natural gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994 and upward revisions of previous reserve estimates at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 39.4% for the year ended December 31, 1995 from 49.2% for the year ended December 31, 1994. This percentage decrease was primarily due to the increase in the estimate of remaining reserves at December 31, 1995.

     As set forth under "Results of Operations" above, the II-A Partnership recognized a non-cash charge against earnings of $994,919 for the year ended December 31, 1995. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the undiscounted future net revenues from such oil and gas properties, in accordance with the II-A Partnership's adoption of SFAS No. 121. No similar charge was necessary during the year ended December 31, 1994 under the II-A Partnership's prior impairment policy.

     General and administrative expenses increased by $87,983 for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This dollar increase resulted primarily from an increase in legal fees associated with a gas contract arbitration matter the II-A Partnership is pursuing against Texaco. See "Item 3. Legal Proceedings." As a percentage of oil and gas sales, this expense increased to 14.0% for the year ended December 31, 1995 from 8.9% for the year ended December 31, 1994. This percentage increase was primarily due to the decrease in oil and natural gas sales during the year ended December 31, 1995.

     The Limited Partners in the II-A Partnership have received cash distributions through December 31, 1995 of $36,226,357 or 74.8% of Limited Partner capital contributions.

                 Year Ended December 31, 1994 Compared
                    to Year Ended December 31, 1993
                 -------------------------------------

     Total oil and gas sales increased 17.0% for the year ended December 31, 1994 as compared to the year ended December 31, 1993. This increase was primarily due to an increase in volumes of oil and natural gas sold, partially offset by decreases in the average prices of oil and natural gas sold. Volumes of oil and natural gas sold increased 8,413 barrels and 737,821 Mcf, respectively, for the year ended December 31, 1994 as compared to the year ended December 31, 1993. The increase in volumes of natural gas sold was primarily due to non-recurring negative gas balancing volume adjustments being recorded during the year ended December 31, 1993. Oil prices decreased to an average of $15.12 per barrel for the year ended December 31, 1994 from an average of $16.77 per barrel for the year ended December 31, 1993. Natural gas prices decreased to an average of $1.84 per Mcf for the year ended December 31, 1994 from an average of $2.06 per Mcf for the year ended December 31, 1993.

     Direct operating expenses (including lease operating expenses and production taxes) decreased 9.9% for the year ended December 31, 1994 as compared to the year ended December 31, 1993 primarily due to workover costs performed on certain wells during the year ended December 31, 1993 with no similar expense during 1994, partially offset by the increase in volumes of oil and natural gas sold mentioned above. As a percentage of oil and gas sales, these expenses decreased to 37.4% for the year ended December 31, 1994 from 48.6% for the year ended December 31, 1993. This percentage decrease was primarily due to the workover costs mentioned above, partially offset by the decreases in the average prices of oil and natural gas sold.

     Depreciation, depletion, and amortization of oil and gas properties increased $217,983 for the year ended December 31, 1994 as compared to the year ended December 31, 1993 primarily due to the increase in oil and natural gas production during the year ended December 31, 1994, partially offset by an upward revision of previous reserve estimates. As a percentage of oil and gas sales, this expense decreased to 49.2% for the year ended December 31, 1994 from 53.6% for the year ended December 31, 1993. This percentage decrease was primarily due to the upward revision of reserve estimates at December 31, 1994, partially offset by the decreases in the average prices of oil and natural gas sold during the year ended December 31, 1994.

     General  and administrative  expenses  increased $22,006  for the year ended December 31, 1994 as compared to the year ended December 31, 1993 primarily due to a non-recurring decrease in general and administrative expenses in 1993 as a result of an overaccrued general and administrative expense estimate at December 31, 1992. As a percentage of oil and gas sales, this expense decreased to 8.9% for the year ended December 31, 1994 from 10.0% for the year ended December 31, 1993. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.


                           II-B Partnership
                           ----------------

                 Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 -------------------------------------

     Total oil and gas sales decreased 31.9% for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was due to decreases in both the volumes and average price of natural gas sold and the volumes of oil sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 29,795 barrels and 444,573 Mcf, respectively, for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Volumes of oil sold decreased primarily due to (i) repairs resulting in the shutting-in of certain wells, (ii) the abandonment of one significant well, and (iii) normal declines in production on several wells during the year ended December 31, 1995. Volumes of natural gas sold decreased primarily due to (i) several wells being shut-in and (ii) normal declines in production on several wells during the year ended December 31, 1995. Average oil prices increased to $16.62 per barrel for the year ended December 31, 1995 as compared to $15.15 per barrel for the year ended December 31, 1994. Average natural gas prices decreased to $1.54 per Mcf for the year ended December 31, 1995 as compared to $1.83 per Mcf for the year ended December 31, 1994.

     Direct operating expenses (including lease operating expenses and production taxes) decreased $490,194 for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold for the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses increased to 47.6% for the year ended December 31, 1995 from 42.8% for the year ended December 31, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold for the year ended December 31, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased by $1,350,803 for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily a result of the decrease in the volumes of oil and natural gas sold during the year ended December 31, 1995 and upward revisions of previous reserve estimates at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 44.8% for the year ended December 31, 1995 from 59.3% for the year ended December 31, 1994. This percentage decrease was primarily due to the increase in the estimate of remaining reserves at December 31, 1995.

     As set forth under "Results of Operations" above, the II-B Partnership recognized a non-cash charge against earnings of $450,601 for the year ended December 31, 1995. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the undiscounted future net revenues from such oil and gas properties, in accordance with the II-B Partnership's adoption of SFAS No. 121. No similar charge was necessary during the year ended December 31, 1994 under the II-B Partnership's prior impairment policy.

     General and administrative expenses increased by $150,179 for the year ended December 31, 1995 as compared to the year ended
December 31, 1994. This dollar increase resulted primarily from an increase in legal fees associated with a gas contract arbitration matter the II-B Partnership is pursuing against Texaco. See "Item 3. Legal Proceedings." As a percentage of oil and gas sales, this expense increased to 17.9% for the year ended December 31, 1995 from 9.0% for the year ended December 31, 1994. This percentage increase was primarily due to the decrease in oil and natural gas sales during the year ended December 31, 1995.

     The Limited Partners in the II-B Partnership have received cash distributions through December 31, 1995 of $25,900,916 or 71.6% of Limited Partner capital contributions.

                 Year Ended December 31, 1994 Compared
                    to Year Ended December 31, 1993
                 -------------------------------------

     Total oil and gas sales increased 1.9% for the year ended December 31, 1994 as compared to the year ended December 31, 1993. This increase was primarily due to an increase in volumes of oil and natural gas sold, partially offset by decreases in the average prices of oil and natural gas sold. Volumes of oil and natural gas sold increased 4,414 barrels and 320,009 Mcf, respectively, for the year ended December 31, 1994 as compared to the year ended December 31, 1993. The increase in volumes of natural gas sold was primarily due to non-recurring negative gas balancing volume adjustments being recorded during the year ended December 31, 1993. Oil prices decreased to an average of $15.15 per barrel for the year ended December 31, 1994 from an average of $17.17 per barrel for the year ended December 31, 1993. Natural gas prices decreased to an average of $1.83 per Mcf for the year ended December 31, 1994 from an average of $2.09 per Mcf for the year ended December 31, 1993.

     Direct operating expenses (including lease operating expenses and production taxes) increased 7.2% for the year ended December 31, 1994 as compared to the year ended December 31, 1993 primarily due to the increase in volumes of oil and gas sold mentioned above, partially offset by the expense of workovers performed on certain wells during the year ended December 31, 1993 with no similar expense during 1994. As a percentage of oil and gas sales, these expenses increased to 42.8% for the year ended December 31, 1994 from 40.7% for the year ended December 31, 1993. This percentage increase was primarily due to the dollar increase mentioned above and the decreases in the average prices of oil and natural gas sold.

     Depreciation, depletion, and amortization of oil and gas properties increased $217,490 for the year ended December 31, 1994 as compared to the year ended December 31, 1993 primarily due to the increase in oil and gas production during the year ended December 31, 1994, partially offset by upward revisions of previous reserve estimates. As a percentage of oil and gas sales, this expense increased to 59.3% for the year ended December 31, 1994 from 55.7% for the year ended December 31, 1993. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization discussed above and the decreases in the average prices of oil and natural gas sold during the year ended December 31, 1994.

     General  and administrative  expenses  increased $15,967  for the year ended December 31, 1994 as compared to the year ended December 31, 1993 primarily due to a non-recurring decrease in general and administrative expenses in 1993 as a result of an overaccrued general and administrative expense estimate at December 31, 1992. As a percentage of oil and gas sales, this expense remained relatively constant for the year ended December 31, 1994 as compared to the year ended December 31, 1993.


                           II-C Partnership
                           ----------------

                 Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 -------------------------------------

     Total oil and gas sales decreased 33.6% for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was due to decreases in both the volumes and average price of natural gas sold and the volumes of oil sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 7,691 barrels and 238,375 Mcf, respectively, for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Volumes of oil sold decreased primarily due to (i) repairs resulting in the shutting-in of certain wells, (ii) the sale of several significant wells, and (iii) normal declines in production on several wells during the year ended December 31, 1995. Volumes of natural gas sold decreased primarily due to (i) several wells being shut-in during the year ended December 31, 1995 and (ii) normal declines in production on several wells during the year ended December 31, 1995. Average oil prices increased to $16.92 per barrel for the year ended December 31, 1995 as compared to $15.67 per barrel for the year ended December 31, 1994. Average natural gas prices decreased to $1.46 per Mcf for the year ended December 31, 1995 as compared to $1.80 per Mcf for the year ended December 31, 1994.

     Direct operating expenses (including lease operating expenses and production taxes) decreased $121,209 for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold during the year ended December 31, 1995, partially offset by an increase in expenses related to workovers, production facilities, and salt water disposal incurred during the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses increased to 46.0% for the year ended December 31, 1995 from 35.8% for the year ended December 31, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold during the year ended December 31, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased by $630,923 for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily a result of the decrease in the volumes of oil and natural gas sold during the year ended December 31, 1995 and upward revisions of previous reserve estimates at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 43.7% for the year ended December 31, 1995 from 56.6% for the year ended December 31, 1994. This percentage decrease was primarily due to the increase in the estimate of remaining reserves at December 31, 1995, partially offset by the decrease in the average price of natural gas sold during the year ended December 31, 1995.

     As set forth under "Results of Operations" above, the II-C Partnership recognized a non-cash charge against earnings of $245,324 for the year ended December 31, 1995. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the undiscounted future net revenues from such oil and gas properties, in accordance with the II-C Partnership's adoption of SFAS No. 121. No similar charge was necessary during the year ended
December 31, 1994 under the II-C Partnership's prior impairment policy.

     General and administrative expenses increased by $65,190 for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This dollar increase resulted primarily from an increase in legal fees associated with a gas contract arbitration matter the II-C Partnership is pursuing against Texaco. See "Item 3. Legal Proceedings." As a percentage of oil and gas sales, this expense increased to 16.4% for the year ended December 31, 1995 from 8.0% for the year ended December 31, 1994. This percentage increase was primarily due to the dollar increase in general and administrative expenses and the decrease in oil and natural gas sales, both of which occurred during the year ended December 31, 1995.

     The Limited Partners in the II-C Partnership have received cash distributions through December 31, 1995 of $11,082,686 or 71.7% of Limited Partner capital contributions.

                 Year Ended December 31, 1994 Compared
                    to Year Ended December 31, 1993
                 -------------------------------------

     Total oil and gas sales increased 20.7% for the year ended December 31, 1994 as compared to the year ended December 31, 1993. This increase was primarily due to an increase in volumes of oil and natural gas sold, partially offset by decreases in the average prices of oil and natural gas sold. Volumes of oil and natural gas sold increased 1,506 barrels and 300,253 Mcf, respectively, for the year ended December 31, 1994 as compared to the year ended December 31, 1993. The increase in volumes of natural gas sold was primarily due to non-recurring negative gas balancing volume adjustments being recorded during the year ended December 31, 1993. Oil prices decreased to an average of $15.67 per barrel for the year ended December 31, 1994 from an average of $17.34 per barrel for the year ended December 31, 1993. Natural gas prices decreased to an average of $1.80 per Mcf for the year ended December 31, 1994 from an average of $1.97 per Mcf for the year ended December 31, 1993.

     Direct operating expenses (including lease operating expenses and production taxes) increased 12.0% for the year ended December 31, 1994 as compared to the year ended December 31, 1993 primarily due to the increase in production mentioned above, partially offset by workover costs performed on certain wells during the year ended December 31, 1993 with no similar expense during 1994. As a percentage of oil and gas sales, these expenses decreased to 35.8% for the year ended December 31, 1994 from 38.6% for the year ended December 31, 1993. This percentage decrease was primarily due to the fixed nature of certain direct operating expenses being compared to the increased revenues discussed above.

     Depreciation, depletion, and amortization of oil and gas properties increased $322,184 for the year ended December 31, 1994 as compared to the year ended December 31, 1993 primarily due to the increase in oil and gas production mentioned above. As a percentage of oil and gas sales, this expense increased to 56.6% for the year ended December 31, 1994 from 51.3% for the year ended December 31, 1993. This percentage increase was primarily due to the decreases in the average prices of oil and natural gas sold.

     General and administrative expenses increased $3,599 for the year ended December 31, 1994 as compared to the year ended December 31, 1993 primarily due to a non-recurring decrease in general and administrative expenses in 1993 as a result of an overaccrued general and administrative expense estimate at December 31, 1992. As a percentage of oil and gas sales, this expense decreased to 8.0% for the year ended December 31, 1994 from 9.5% for the year ended December 31, 1993. This percentage decrease was primarily due to the increase in total revenues discussed above.

                           II-D Partnership
                           ----------------

                 Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 -------------------------------------

     Total oil and gas sales decreased 19.5% for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was due to decreases in both the volumes and average price of natural gas sold and the volumes of oil sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 4,697 barrels and 93,713 Mcf, respectively, for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Average oil prices increased to $16.39 per barrel for the year ended December 31, 1995 as compared to $15.13 per barrel for the year ended December 31, 1994. Average natural gas prices decreased to $1.28 per Mcf for the year December 31, 1995 as compared to $1.72 per Mcf for the year ended December 31, 1994.

     Direct operating expenses (including lease operating expenses and production taxes) increased $400,483 for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This increase was primarily due to lease operating expense adjustments recognized during the year ended December 31, 1994 associated with changes in estimates by third party operators of gas balancing positions on certain wells, partially offset by the decrease in the volumes of oil and natural gas sold during the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses increased to 54.8% for the year ended December 31, 1995 from 35.8% for the year ended December 31, 1994. This percentage increase was primarily a result of the dollar increase in direct operating expenses, partially offset by the decrease in the average price of natural gas sold during the year ended December 31, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased by $1,264,015 for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily a result of the decrease in the volumes of oil and natural gas sold and upward revisions of previous reserve estimates at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 39.7% for the year ended December 31, 1995 from 58.0% for the year ended December 31, 1994. This percentage decrease was primarily due to the increase in the estimate of remaining reserves at December 31, 1995, partially offset by the decrease in the average price of natural gas sold during the year ended December 31, 1995.

     As set forth under "Results of Operations" above, the II-D Partnership recognized a non-cash charge against earnings of $370,172 for the year ended December 31, 1995. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the undiscounted future net revenues from such oil and gas properties, in accordance with the II-D Partnership's adoption of SFAS No. 121. No similar charge was necessary during the year ended December 31, 1994 under the II-D Partnership's prior impairment policy.

     General and administrative expenses increased by $144,656 for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This dollar increase resulted primarily from an increase in legal fees associated with a gas contract arbitration matter the II-D Partnership is pursuing against Texaco. See "Item 3. Legal Proceedings." As a percentage of oil and gas sales, this expense increased to 13.9% for the year ended December 31, 1995 from 8.2% for the year ended December 31, 1994. This percentage increase was primarily due to the dollar increase in general and administrative expenses and the decrease in oil and natural gas sales, both of which occurred during the year ended December 31, 1995.

     The Limited Partners in the II-D Partnership have received cash distributions through December 31, 1995 of $21,209,903 or 67.4% of Limited Partner capital contributions.


                 Year Ended December 31, 1994 Compared
                    to Year Ended December 31, 1993
                 -------------------------------------

     Total oil and gas sales increased 11.4% for the year ended December 31, 1994 as compared to the year ended December 31, 1993. This increase was primarily due to an increase in volumes of oil and natural gas sold, partially offset by decreases in the average prices of oil and natural gas sold. Volumes of oil and natural gas sold increased 1,357 barrels and 454,500 Mcf, respectively, for the year ended December 31, 1994 as compared to the year ended December 31, 1993. The increase in volumes of natural gas sold was primarily due to non-recurring negative gas balancing volume adjustments being recorded during the year ended December 31, 1993. Oil prices decreased to an average of $15.13 per barrel for the year ended December 31, 1994 from an average of $16.52 per barrel for the year ended December 31, 1993. Natural gas prices decreased to an average of $1.72 per Mcf for the year ended December 31, 1994 from an average of $1.83 per Mcf for the year ended December 31, 1993.

     Direct operating expenses (including lease operating expenses and production taxes) decreased 9.7% for the year ended December 31, 1994 as compared to the year ended December 31, 1993 primarily due to the deferral of lease operating expenses associated with certain underproduced wells for which new gas balancing information was provided by third party operators in 1994, partially offset by the increase in production mentioned above. As a percentage of oil and gas sales, these expenses decreased to 35.8% for the year ended December 31, 1994 from 44.1% for the year ended December 31, 1993. This percentage decrease was primarily due to the dollar decrease in direct operating expenses discussed above, partially offset by the decreases in the average prices of oil and natural gas sold during the year ended December 31, 1994.

     Depreciation, depletion, and amortization of oil and gas properties increased $610,298 for the year ended December 31, 1994 as compared to the year ended December 31, 1993 primarily due to the increase in oil and natural gas production during the year ended December 31, 1994 and an increase in retirements, partially offset by upward reserve revisions. As a percentage of oil and gas sales, this expense increased to 58.0% for the year ended December 31, 1994 from 50.6% for the year ended December 31, 1993. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization and the decreases in the average prices of oil and natural gas sold during the year ended December 31, 1994.

     General and administrative expenses increased $78,103 for the year ended December 31, 1994 as compared to the year ended December 31, 1993 primarily due to a non-recurring decrease in general and administrative expenses in 1993 as a result of an overaccrued general and administrative expense estimate at December 31, 1992. As a percentage of oil and gas sales, this expense remained relatively constant for the year ended December 31, 1994 as compared to the year ended December 31, 1993.

                           II-E Partnership
                           ----------------

                 Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 -------------------------------------

     Total oil and gas sales decreased 7.4% for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was due to decreases in the volumes of oil sold and the average price of natural gas sold, partially offset by an increase in the volumes of natural gas sold and the average price of oil sold. Volumes of oil sold decreased 2,976 barrels and volumes of natural gas sold increased 84,152 Mcf for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Average oil prices increased to $16.81 per barrel for the year ended December 31, 1995 as compared to $15.45 per barrel for the year ended December 31, 1994. Average natural gas prices decreased to $1.31 per Mcf for the year ended December 31, 1995 as compared to $1.70 per Mcf for the year ended December 31, 1994.

     Direct operating expenses (including lease operating expenses and production taxes) increased $204,609 for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This increase was primarily due to (i) a lease operating expense adjustment recognized during the year ended December 31, 1994 associated with changes in estimates by the third party operator of gas balancing positions on certain wells and (ii) an increase in the volumes of natural gas sold during the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses increased to 50.0% for the year ended December 31, 1995 from 38.0% for the year ended December 31, 1994. This percentage increase was primarily a result of the decrease in the average price of natural gas sold during the year ended December 31, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased by $717,013 for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily a result of the decrease in the volumes of oil sold and upward revisions of previous reserve estimates at December 31, 1995, partially offset by the increase in volumes of natural gas sold during the same period. As a percentage of oil and gas sales, this expense decreased to 59.1% for the year ended December 31, 1995 from 83.7% for the year ended December 31, 1994. This percentage decrease was primarily due to the increase in the estimate of remaining reserves discussed above.

     As set forth under "Results of Operations" above, the II-E Partnership recognized a non-cash charge against earnings of $465,045 for the year ended December 31, 1995. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the undiscounted future net revenues from such oil and gas properties, in accordance with the II-E Partnership's adoption of SFAS No. 121. No similar charge was necessary during the year ended December 31, 1994 under the II-E Partnership's prior impairment policy.

     General and administrative expenses increased by $344,472 for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This dollar increase resulted primarily from an increase in legal fees associated with a gas contract arbitration matter the II-E Partnership is pursuing against Texaco. See "Item 3. Legal Proceedings." As a percentage of oil and gas sales, this expense increased to 26.8% for the year ended December 31, 1995 from 11.0% for the year ended December 31, 1994. This percentage increase was primarily due to the dollar increase in general and administrative expenses and the decrease in oil and natural gas sales during the year ended December 31, 1995.

     The Limited Partners in the II-E Partnership have received cash distributions through December 31, 1995 of $12,406,574 or 54.2% of Limited Partner capital contributions.


                 Year Ended December 31, 1994 Compared
                    to Year Ended December 31, 1993
                 -------------------------------------

     Total oil and gas sales decreased 3.6% for the year ended December 31, 1994 as compared to the year ended December 31, 1993. This decrease was primarily due to a decrease in volumes of oil sold and decreases in the average prices of oil and natural gas sold, partially offset by an increase in the volumes of natural gas sold. Volumes of oil sold decreased 2,067 barrels and volumes of natural gas sold increased 100,628 Mcf for the year ended December 31, 1994 as compared to the year ended December 31, 1993. Oil prices decreased to an average of $15.45 per barrel for the year ended December 31, 1994 from an average of $16.46 per barrel for the year ended December 31, 1993. Natural gas prices decreased to an average of $1.70 per Mcf for the year ended December 31, 1994 from an average of $1.92 per Mcf for the year ended December 31, 1993.

     Direct operating expenses (including lease operating expenses and production taxes) decreased 4.8% for the year ended December 31, 1994 as compared to the year ended December 31, 1993 primarily due to a decrease in production taxes as a result of decreasing oil and gas sales for the year ended December 31, 1994 as compared to the year ended December 31, 1993, partially offset by the increase in volumes of natural gas sold discussed above. As a percentage of oil and gas sales, these expenses remained relatively constant for the year ended December 31, 1994 as compared to the year ended December 31, 1993.

     Depreciation, depletion, and amortization of oil and gas properties increased $244,958 for the year ended December 31, 1994 as compared to the year ended December 31, 1993 primarily due to the increase in both equivalent units of production and retirements during 1995. As a percentage of oil and gas sales, this expense increased to 83.7% for the year ended December 31, 1994 from 71.2% for the year ended December 31, 1993. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization and the decreases in the average prices of oil and natural gas sold.

     General and administrative expenses increased $38,174 for the year ended December 31, 1994 as compared to the year ended December 31, 1993 primarily due to a non-recurring decrease in general and administrative expenses in 1993 as a result of an overaccrued general and administrative expense estimate at December 31, 1992. As a percentage of oil and gas sales, this expense increased to 11.0% for the year ended December 31, 1994 from 9.1% for the year ended December 31, 1993. This percentage increase was primarily due to the decrease in total revenues discussed above.


                           II-F Partnership
                           ----------------

                 Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 -------------------------------------

     Total oil and gas sales decreased 12.4% for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was due to decreases in both the volumes of oil sold and the average price of natural gas sold, partially offset by an increase in both the volumes of natural gas sold and the average price of oil sold. Volumes of oil sold decreased 8,950 barrels and volumes of natural gas sold increased 12,176 Mcf for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Average oil prices increased to $16.10 per barrel for the year ended December 31, 1995 as compared to $14.85 per barrel for the year ended December 31, 1994. Average natural gas prices decreased to $1.36 per Mcf for the year ended December 31, 1995 as compared to $1.64 per Mcf for the year ended December 31, 1994.

     Direct operating expenses (including lease operating expenses and production taxes) decreased $115,977 for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily due to the decrease in the volumes of oil sold coupled with a decrease in expenses related to workovers, repairs, and power and fuel during the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses remained relatively constant at 32.6% for the year ended December 31, 1995 as compared to 33.6% for the year ended December 31, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased by $233,854 for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily a result of the decrease in the volumes of oil sold during the year ended December 31, 1995 and upward revisions of previous reserve estimates at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 51.1% for the year ended December 31, 1995 from 54.8% for the year ended December 31, 1994. This percentage decrease was primarily due to the increase in the estimate of remaining reserves discussed above, partially offset by the decrease in the average price of natural gas sold during the year ended December 31, 1995.

     As set forth under "Results of Operations" above, the II-F Partnership recognized a non-cash charge against earnings of $312,270 for the year ended December 31, 1995. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the undiscounted future net revenues from such oil and gas properties, in accordance with the II-F Partnership's adoption of SFAS No. 121. No similar charge was necessary during the year ended December 31, 1994 under the II-F Partnership's prior impairment policy.

     General and administrative expenses remained relatively constant for the year ended December 31, 1995 as compared to the similar period in 1994. As a percentage of oil and gas sales, these expenses increased slightly to 9.9% for the year ended December 31, 1995 from 8.8% for the year ended December 31, 1994. This percentage increase was primarily due to the decrease in oil and gas sales during the year ended December 31, 1995 as compared to the year ended December 31, 1994.

     The Limited Partners in the II-F Partnership have received cash distributions through December 31, 1995 of $11,557,051 or 67.4% of Limited Partner capital contributions.

                 Year Ended December 31, 1994 Compared
                    to Year Ended December 31, 1993
                 -------------------------------------

     Total oil and gas sales decreased 12.1% for the year ended December 31, 1994 as compared to the year ended December 31, 1993. This decrease was primarily due to a decrease in volumes of natural gas sold and decreases in the average prices of oil and natural gas sold, partially offset by an increase in volumes of oil sold. Volumes of oil sold increased 2,529 barrels and volumes of natural gas sold decreased 49,466 Mcf for the year ended December 31, 1994 as compared to the year ended December 31, 1993. Oil prices decreased to an average of $14.85 per barrel for the year ended December 31, 1994 from an average of $16.00 per barrel for the year ended December 31, 1993. Natural gas prices decreased to an average of $1.64 per Mcf for the year ended December 31, 1994 from an average of $1.88 per Mcf for the year ended December 31, 1993.

     Direct operating expenses (including lease operating expenses and production taxes) increased 14.0% for the year ended December 31, 1994 as compared to the year ended December 31, 1993 primarily due to an increase in workovers on certain wells in 1994, partially offset by the decrease in equivalent units of production during the year ended December 31, 1994. As a percentage of oil and gas sales, these expenses increased to 33.6% for the year ended December 31, 1994 from 25.9% for the year ended December 31, 1993. This percentage increase was primarily due to the dollar increase in direct operating expenses and the decreases in the average prices of oil and natural gas sold during the year ended December 31, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $321,512 for the year ended December 31, 1994 as compared to the year ended December 31, 1993 primarily due to the (i) decrease in equivalent units of production, (ii) upward revisions of previous reserve estimates, and (iii) several properties having been significantly depleted in 1993, leaving a smaller basis to deplete in 1994. As a percentage of oil and gas sales, this expense decreased to 54.8% for the year ended December 31, 1994 from 60.4% for the year ended December 31, 1993. This percentage decrease was primarily due to the dollar decrease mentioned above, partially offset by decreases in the average prices of oil and natural gas sold.

     General  and administrative  expenses  increased $28,556  for the year ended December 31, 1994 as compared to the year ended December 31, 1993 primarily due to a non-recurring decrease in general and administrative expenses in 1993 as a result of an overaccrued general and administrative expense estimate at December 31, 1992. As a percentage of oil and gas sales, this expense increased to 8.8% for the year ended December 31, 1994 from 6.7% for the year ended

December 31, 1993. This percentage increase was primarily due to the decrease in total revenues discussed above.


                           II-G Partnership
                           ----------------

                 Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 -------------------------------------

     Total oil and gas sales decreased 15.0% for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was due to decreases in both the volumes and average price of natural gas sold and the volumes of oil sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 18,828 barrels and 88,781 Mcf, respectively, for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Average oil prices increased to $16.11 per barrel for the year ended December 31, 1995 as compared to $14.86 per barrel for the year ended December 31, 1994. Average natural gas prices decreased to $1.36 per Mcf for the year ended December 31, 1995 compared to $1.63 per Mcf for the year ended December 31, 1994.

     Direct operating expenses (including lease operating expenses and production taxes) decreased $372,201 for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold coupled with a decrease in expenses related to workovers and production facilities during the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 33.5% for the year ended December 31, 1995 from 35.7% for the year ended December 31, 1994. This percentage decrease was primarily due to the decrease in workover expenses during the year ended December 31, 1995 as compared to the year ended December 31, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased by $502,587 for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily a result of the decrease in the volumes of oil and natural gas sold during the year ended December 31, 1995 and upward revisions of previous reserve estimates at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 53.1% for the year ended December 31, 1995 from 54.9% for the year ended December 31, 1994. This percentage decrease was primarily due to the upward revision in reserve estimates discussed above, partially offset by the decrease in the average price of natural gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994.

     As set forth under "Results of Operations" above, the II-G Partnership recognized a non-cash charge against earnings of $839,228 for the year ended December 31, 1995. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the undiscounted future net revenues from such oil and gas properties, in accordance with the II-G Partnership's adoption of SFAS No. 121. No similar charge was necessary during the year ended December 31, 1994 under the II-G Partnership's prior impairment policy.

     General and administrative expenses remained relatively constant for the year ended December 31, 1995 as compared to the similar period in 1994. As a percentage of oil and gas sales, these expenses increased to 10.1% for the year ended December 31, 1995 from 8.6% for the year ended December 31, 1994 due to the decrease in oil and gas sales during the year ended December 31, 1995 as compared to the year ended December 31, 1994.

     The Limited Partners in the II-G Partnership have received cash distributions through December 31, 1995 of $23,547,371 or 63.3% of Limited Partner capital contributions.


                 Year Ended December 31, 1994 Compared
                    to Year Ended December 31, 1993
                 -------------------------------------

     Total oil and gas sales decreased 8.3% for the year ended December 31, 1994 as compared to the year ended December 31, 1993. This decrease was primarily due to decreases in the average prices of oil and natural gas sold, partially offset by an increase in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold increased 5,754 barrels and 41,805 Mcf, respectively, for the year ended December 31, 1994 as compared to the year ended December 31, 1993. Oil prices decreased to an average of $14.86 per barrel for the year ended December 31, 1994 from an average of $16.01 per barrel for the year ended December 31, 1993. Natural gas prices decreased to an average of $1.63 per Mcf for the year ended December 31, 1994 from an average of $1.88 per Mcf for the year ended December 31, 1993.

     Direct operating expenses (including lease operating expenses and production taxes) increased 23.4% for the year ended December 31, 1994 as compared to the year ended December 31, 1993 primarily due to the increase in volumes of oil and natural gas sold and an increase in workover expenses in 1994. As a percentage of oil and gas sales, these expenses increased to 35.7% for the year ended December 31, 1994 from 26.5% for the year ended December 31, 1993. This percentage increase was primarily due to the dollar increase in direct operating expenses and the decreases in the average prices of oil and natural gas sold.

     Depreciation, depletion, and amortization of oil and gas properties decreased $682,107 for the year ended December 31, 1994 as compared to the year ended December 31, 1993 primarily due to several properties having been significantly depleted in 1993, leaving a smaller basis to deplete in 1994 coupled with upward revisions of previous reserve estimates. This decrease was partially offset by the increase in production mentioned above. As a percentage of oil and gas sales, this expense decreased to 54.9% for the year ended Decem-ber 31, 1994 from 62.6% for the year ended December 31, 1993. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization, partially offset by the decreases in the average prices of oil and natural gas sold.

     General  and administrative  expenses increased  $64,489 for  the year ended December 31, 1994 as compared to the year ended December 31, 1993 primarily due to a non-recurring decrease in general and administrative expenses in 1993 as a result of an overaccrued general and administrative expense estimate at December 31, 1992. As a percentage of oil and gas sales, this expense increased to 8.6% for the year ended December 31, 1994 from 6.8% for the year ended December 31, 1993. This percentage increase was primarily due to the decrease in total revenues discussed above.


                           II-H Partnership
                           ----------------

                 Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 -------------------------------------

     Total oil and gas sales decreased 13.7% for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was due to decreases in both the volumes and average price of natural gas sold and the volumes of oil sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 4,371 barrels and 2,807 Mcf, respectively, for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Average oil prices increased to $16.12 per barrel for the year ended December 31, 1995 as compared to $14.86 per barrel for the year ended December 31, 1994. Average natural gas prices decreased to $1.35 per Mcf for the year ended December 31, 1995 compared to $1.64 per Mcf for the year ended December 31, 1994.

     Direct operating expenses (including lease operating expenses and production taxes) decreased $68,709 for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold and a decrease in expenses related to workovers and overhead during the year ended December 31, 1995 as compared to the year ended December 31, 1994. As a percentage of oil and gas sales, these expenses remained relatively constant at 34.4% for the year ended December 31, 1995 compared to 35.4% for the year ended December 31, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased by $149,340 for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily a result of the decrease in the volumes of oil and natural gas sold during the year ended December 31, 1995 and upward revisions of previous reserve estimates at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 52.8% for the year ended December 31, 1995 from 57.9% for the year ended December 31, 1994. This percentage decrease was primarily due to the increase in the estimate of remaining reserves discussed above, partially offset by the decrease in the average price of natural gas sold during the year ended December 31, 1995.

     As set forth under "Results of Operations" above, the II-H Partnership recognized a non-cash charge against earnings of $259,808 for the year ended December 31, 1995. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the undiscounted future net revenues from such oil and gas properties, in accordance with the II-H Partnership's adoption of SFAS No. 121. No similar charge was necessary during the year ended
December 31, 1994 under the II-H Partnership's prior impairment policy.

     General and administrative expenses decreased by $3,398 for the year ended December 31, 1995 as compared to the year ended
December 31, 1994. This dollar decrease resulted primarily from a decrease in professional and filing fees. As a percentage of oil and gas sales, these expenses increased to 10.3% for the year ended December 31, 1995 from 9.2% for the year ended December 31, 1994. This percentage increase resulted primarily from the decrease in oil and gas sales during the year ended December 31, 1995 as compared to the year ended December 31, 1994.

     The Limited Partners in the II-H Partnership have received cash distributions through December 31, 1995 of $5,436,364 or 59.3% of Limited Partner capital contributions.

                 Year Ended December 31, 1994 Compared
                    to Year Ended December 31, 1993
                 -------------------------------------

     Total oil and gas sales decreased 11.6% for the year ended December 31, 1994 as compared to the year ended December 31, 1993. This decrease was primarily due to a decrease in volumes of natural gas sold and decreases in the average prices of oil and natural gas sold, partially offset by an increase in the volumes of oil sold. Volumes of oil sold increased 1,380 barrels and volumes of natural gas sold decreased 18,620 Mcf for the year ended December 31, 1994 as compared to the year ended December 31, 1993. Oil prices decreased to an average of $14.86 per barrel for the year ended December 31, 1994 from an average of $16.01 per barrel for the year ended December 31, 1993. Natural gas prices decreased to an average of $1.64 per Mcf for the year ended December 31, 1994 from an average of $1.89 per Mcf for the year ended December 31, 1993.

     Direct operating expenses (including lease operating expenses and production taxes) increased 15.6% for the year ended December 31, 1994 as compared to the year ended December 31, 1993 primarily due to an increase in workover expenses on certain wells in 1994, partially offset by the decrease in equivalent units of production. As a percentage of oil and gas sales, these expenses increased to 35.4% for the year ended December 31, 1994 from 27.1% for the year ended December 31, 1993. This percentage increase was primarily due to the dollar increase mentioned above and the decreases in the average prices of oil and natural gas sold.

     Depreciation, depletion, and amortization of oil and gas properties decreased $143,777 for the year ended December 31, 1994 as compared to the year ended December 31, 1993 primarily due to the decrease in equivalent units of production and several properties having been significantly depleted in 1993, leaving a smaller basis to deplete in 1994. As a percentage of oil and gas sales, this expense decreased to 57.9% for the year ended December 31, 1994 from 61.7% for the year ended December 31, 1993. This percentage decrease was primarily due to the dollar decrease mentioned above, partially offset by the decreases in the average prices of oil and natural gas sold.

     General and administrative expenses increased $14,374 for the year ended December 31, 1994 as compared to the year ended December 31, 1993 primarily due to a non-recurring decrease in general and administrative expenses in 1993 as a result of an overaccrued general and administrative expense estimate at December 31, 1992. As a percentage of oil and gas sales, this expense increased to 9.2% for the year ended December 31, 1994 from 7.0% for the year ended December 31, 1993. This percentage increase was primarily due to the decrease in total revenues discussed above.

     Average Sales Prices, Production Volumes, and Average  Production
     Costs

     The following is a comparison of the annual average oil and gas sales prices, production volumes, and average production costs (lease operating expenses and production taxes) per equivalent unit (one barrel of oil or six Mcf of gas) for the years ended December 31, 1995, 1994, and 1993. These factors comprise the change in net oil and gas operations discussed in the "Results of Operations" section above.

                         1995 Compared to 1994
                         ---------------------

                         Average Sales Prices
   ------------------------------------------------------------
   P/ship          1995                1994           % Change
   ------    ----------------    ----------------    ----------
               Oil      Gas        Oil      Gas
             ($/Bbl)  ($/Mcf)    ($/Bbl)  ($/Mcf)    Oil   Gas
             -------  -------    -------  -------    ---  -----
    II-A      $16.86   $1.49      $15.12   $1.84     12%  (19%)
    II-B       16.62    1.54       15.15    1.83     10%  (16%)
    II-C       16.92    1.46       15.67    1.80      8%  (19%)
    II-D       16.39    1.28       15.13    1.72      8%  (26%)
    II-E       16.81    1.31       15.45    1.70      9%  (23%)
    II-F       16.10    1.36       14.85    1.64      8%  (17%)
    II-G       16.11    1.36       14.86    1.63      8%  (17%)
    II-H       16.12    1.35       14.86    1.64      8%  (18%)


                          Production Volumes
- ----------------------------------------------------------------
P/ship          1995                 1994            % Change
- ------   ------------------   ------------------   -------------
           Oil       Gas        Oil       Gas        Oil    Gas
         (Bbls)     (Mcf)     (Bbls)     (Mcf)     (Bbls)  (Mcf)
         -------  ---------   ------   ---------   ------  -----
 II-A    120,420  1,768,316   150,281  2,226,658   (20%)   (21%)
 II-B     81,304  1,205,296   111,099  1,649,869   (27%)   (27%)
 II-C     26,383    737,277    34,074    975,652   (23%)   (24%)
 II-D     88,913  1,906,303    93,610  2,000,016   ( 5%)   ( 5%)
 II-E     63,680    937,469    66,656    853,317   ( 4%)    10%
 II-F     54,773    845,804    63,723    833,628   (14%)     1%
 II-G    115,206  1,832,915   134,034  1,921,696   (14%)   ( 5%)
 II-H     26,870    449,854    31,241    452,661   (14%)   ( 1%)


                       Average Production Costs
                          per Equivalent Unit
                 --------------------------------
                 P/ship     1995   1994  % Change
                 ------    -----  -----  --------
                  II-A     $4.45  $4.57  ( 2.6%)
                  II-B      5.40   5.22    3.4%
                  II-C      4.68   4.17   12.2%
                  II-D      5.25   4.07   29.0%
                  II-E      5.22   4.52   15.5%
                  II-F      3.38   3.84  (12.0%)
                  II-G      3.46   4.02  (13.9%)
                  II-H      3.52   4.01  (12.2%)

                         1994 Compared to 1993
                         ---------------------

                         Average Sales Prices
  --------------------------------------------------------------
  P/ship          1994                1993            % Change
  ------    ----------------    ----------------    ------------
              Oil      Gas        Oil      Gas
            ($/Bbl)  ($/Bbl)    ($/Bbl)  ($/Mcf)     Oil    Gas
            -------  -------    -------  -------    -----  -----

   II-A     $15.12    $1.84      $16.77   $2.06     (10%)  (11%)
   II-B      15.15     1.83       17.17    2.09     (12%)  (12%)
   II-C      15.67     1.80       17.34    1.97     (10%)  ( 9%)
   II-D      15.13     1.72       16.52    1.83     ( 8%)  ( 6%)
   II-E      15.45     1.70       16.46    1.92     ( 6%)  (11%)
   II-F      14.85     1.64       16.00    1.88     ( 7%)  (13%)
   II-G      14.86     1.63       16.01    1.88     ( 7%)  (13%)
   II-H      14.86     1.64       16.01    1.89     ( 7%)  (13%)

                          Production Volumes
- ----------------------------------------------------------------
P/ship          1994                 1993            % Change
- ------   ------------------   ------------------   -------------
           Oil       Gas        Oil       Gas       Oil     Gas
         (Bbls)     (Mcf)     (Bbls)     (Mcf)     (Bbls)  (Mcf)
         -------  ---------   -------  ---------   ------  -----

 II-A    150,281  2,226,658   141,868  1,488,837      6%    50%
 II-B    111,099  1,649,869   106,685  1,329,860      4%    24%
 II-C     34,074    975,652    32,568    675,399      5%    44%
 II-D     93,610  2,000,016    92,253  1,545,516      1%    29%
 II-E     66,656    853,317    68,723    752,689     (3%)   13%
 II-F     63,723    833,628    61,194    883,094      4%   ( 6%)
 II-G    134,034  1,921,696   128,280  1,879,891      4%     2%
 II-H     31,241    452,661    29,861    471,281      5%   ( 4%)

             Average Production Costs per Equivalent Unit
              -------------------------------------------
                 P/ship     1994   1993  % Change
                 ------    -----  -----  --------
                  II-A     $4.57  $6.78    (33%)
                  II-B      5.22   5.73    ( 9%)
                  II-C      4.17   5.04    (17%)
                  II-D      4.07   5.49    (26%)
                  II-E      4.52   5.10    (11%)
                  II-F      3.84   3.27     17%
                  II-G      4.02   3.35     20%
                  II-H      4.01   3.41     18%

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial  statements and  supplementary data are  indexed in
Item 14 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

     The Partnerships have no directors or executive officers. The following individuals are directors and executive officers of the General Partner. The business address of such directors and executive officers is Two West Second Street, Tulsa, Oklahoma 74103.

           Name        Age   Position with General Partner
     ----------------  ---  --------------------------------
     C. Philip Tholen   47  President and Chairman of
                              the Board of Directors

     Dennis R. Neill    44  Senior Vice President and
                              Director

     Jack A. Canon      46  Senior Vice President -
                              General Counsel

     Drew S. Phillips   37  Vice President - Controller

     Patrick M. Hall    37  Director

     Annabel M. Jones   42  Secretary

     Judy F. Hughes     49  Treasurer


The directors will hold office until the next annual meeting of shareholders of the General Partner and until their successors have been duly elected and qualified. All executive officers serve at the discretion of the Boards of Directors.

     C. Philip Tholen joined the Samson Companies in 1977 and has served as President, Chief Executive Officer, and Director of the General Partner since March 3, 1993. Prior to joining the Samson Companies, he was an audit manager for Arthur Andersen & Co. in Tulsa where he specialized in oil and natural gas industry audits and contract audits. He holds a Bachelor of Science degree in accounting from the University of Tulsa and is a Certified Public Accountant. Mr. Tholen is also Executive Vice President, Chief Financial Officer, Treasurer, and Director of Samson Investment Company; President, Chief Executive Officer, and Chairman of the Board of Directors of Samson Natural Gas Company, Dyco Petroleum Corporation, and Samson Resources Company; President of two Divisions of Samson Natural Gas Company,
Samson Exploration Company and Samson Production Services Company; Senior Vice President, Treasurer, and Director of Samson Properties Incorporated; and Director of Circle L Drilling Company and Samson Industrial Corporation.

     Dennis R. Neill joined the Samson Companies in 1981 and was named Senior Vice President and Director of the General Partner on March 3, 1993. Prior to joining the Samson Companies, he was associated with a Tulsa law firm, Conner and Winters, where his principal practice was in the securities area. He received a Bachelor of Arts degree in political science from Oklahoma State University and a Juris Doctorate degree from the University of Texas. Mr. Neill also serves as Senior Vice President, Chief Operating Officer, and Director of Samson Properties Incorporated; Senior Vice President of Samson Hydrocarbons Company; Senior Vice President and Director of Dyco Petroleum Corporation; and President and Chairman of the Board of Directors of Samson Securities Company.

     Jack A. Canon joined the Samson Companies in 1983 and has served as Senior Vice President - General Counsel of the General Partner since March 3, 1993. Prior to joining the Samson Companies, he served as a staff attorney for Terra Resources, Inc. and was associated with the Tulsa law firm of Dyer, Powers, Marsh, Turner and Armstrong. He received a Bachelor of Science degree in accounting from Quincy College and a Juris Doctorate degree from the University of Tulsa. Mr. Canon also serves as Secretary of Samson Investment Company; Director of Samson Natural Gas Company, Samson Properties
Incorporated, Circle L Drilling Company, and Samson Securities Company; Senior Vice President - General Counsel of Samson Production Services Company and Dyco Petroleum Corporation; and Vice President - General Counsel of Samson Industrial Corporation.

     Drew S. Phillips joined the Samson Companies in 1984 and has served as Vice President - Controller of the General Partner since March 3, 1993. Prior to joining the Samson Companies, Mr. Phillips was a senior accountant for Arthur Andersen & Co. He received a Bachelor of Science degree in business administration from the
University of Arkansas and a Juris Doctorate degree from the University of Tulsa. A certified public accountant, Mr. Phillips is also Vice President - Financial and Tax Accounting of Samson Production Services Company.

     Patrick M. Hall joined the Samson Companies in 1983 and was named Director of the General Partner on March 3, 1993. Prior to joining the Samson Companies he was a senior accountant with Peat Marwick Main & Co. in Tulsa. He holds a Bachelor of Science degree in accounting from Oklahoma State University and is a Certified Public Accountant. Mr. Hall is also a Director of Samson Natural Gas Company; Senior Vice President - Controller and Director of Samson Properties Incorporated; and Senior Vice President - Controller of Samson Production Services Company and Dyco Petroleum Corporation.

     Annabel M. Jones joined the Samson Companies in 1982 and was named Secretary of the General Partner on March 3, 1993. Prior to joining the Samson Companies she served as associate general counsel of the Oklahoma Securities Commission. She holds Bachelor of Arts (in political science) and Juris Doctorate degrees from the University of Oklahoma. Ms. Jones serves as Assistant General Counsel - Corporate Affairs for Samson Production Services Company and is also Secretary of Samson Properties Incorporated, Samson Natural Gas Company, Dyco Petroleum Corporation, and Samson Industrial Corporation; Vice-President, Secretary, and Director of Samson Securities Company; and Assistant Secretary of Samson Investment Company.

     Judy F. Hughes joined the Samson Companies in 1978 and was named Treasurer of the General Partner on March 3, 1993. Prior to joining the Samson Companies, she performed treasury functions with Reading & Bates Corporation. She attended the University of Tulsa and also serves as Treasurer of Samson Natural Gas Company, Dyco Petroleum Corporation, and Samson Securities Company and Assistant Treasurer of Samson Investment Company and Samson Industrial Corporation.

ITEM 11.  EXECUTIVE COMPENSATION

     The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. The amount of general and administrative expense allocated to the General Partner and its affiliates which was charged to each Partnership for the years ended December 31, 1995, 1994, and 1993 is set forth in the table below.


         Partnership      1995        1994        1993
         -----------    --------    --------    --------

            II-A        $509,772    $509,772    $509,772
            II-B         380,760     380,757     380,761
            II-C         162,756     162,759     162,683
            II-D         331,452     331,451     330,685
            II-E         240,864     240,864     240,864
            II-F         180,420     180,421     180,420
            II-G         391,776     391,778     391,788
            II-H          96,540      96,358      96,540


     None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates for the years ended December 31, 1995, 1994, and 1993:

                                     Salary Reimbursements

                                        II-A Partnership
                                        ----------------

                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal             Salary    Bonus   sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)      ($)      ($)        ($)        SARs(#)     ($)       ($)
- ---------------   ----   -------   -----   -------   ----------   --------   -------   -------
Michael W.
Tomasso,
President,
Chief Executive
Officer<F1>       1993         -       -         -            -          -         -         -

C. Philip
Tholen,
President         1993         -       -         -            -          -         -         -
                  1994         -       -         -            -          -         -         -
                  1995         -       -         -            -          -         -         -

All Executive
Officers,
Directors,
and Employees
as a group        1993   $270,179      -         -            -          -         -         -
                  1994   $270,179      -         -            -          -         -         -
                  1995   $278,336      -         -            -          -         -         -
- ----------

<F1> Mr. Tomasso served as President and Chief Executive Officer of the General Partner through
     March 3, 1993.

                                     Salary Reimbursements

                                        II-B Partnership
                                        ----------------

                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal             Salary    Bonus   sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)      ($)      ($)        ($)        SARs(#)     ($)       ($)
- ---------------   ----   -------   -----   -------   ----------   --------   -------   -------
Michael W.
Tomasso,
President,
Chief Executive
Officer<F1>       1993         -       -         -            -          -         -         -

C. Philip
Tholen,
President         1993         -       -         -            -          -         -         -
                  1994         -       -         -            -          -         -         -
                  1995         -       -         -            -          -         -         -

All Executive
Officers,
Directors,
and Employees
as a group        1993   $201,803      -         -            -          -         -         -
                  1994   $201,801      -         -            -          -         -         -
                  1995   $207,895      -         -            -          -         -         -
- ----------

<F1> Mr. Tomasso served as President and Chief Executive Officer of the General Partner through
     March 3, 1993.

                                     Salary Reimbursements

                                        II-C Partnership
                                        ----------------

                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal             Salary    Bonus   sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)      ($)      ($)        ($)        SARs(#)     ($)       ($)
- ---------------   ----   -------   -----   -------   ----------   --------   -------   -------
Michael W.
Tomasso,
President,
Chief Executive
Officer<F1>       1993         -       -         -            -          -         -         -

C. Philip
Tholen,
President         1993         -       -         -            -          -         -         -
                  1994         -       -         -            -          -         -         -
                  1995         -       -         -            -          -         -         -

All Executive
Officers,
Directors,
and Employees
as a group        1993   $86,222       -         -            -          -         -         -
                  1994   $86,262       -         -            -          -         -         -
                  1995   $88,865       -         -            -          -         -         -
- ----------

<F1> Mr. Tomasso served as President and Chief Executive Officer of the General Partner through
     March 3, 1993.

                                     Salary Reimbursements

                                        II-D Partnership
                                        ----------------

                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal             Salary    Bonus   sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)      ($)      ($)        ($)        SARs(#)     ($)       ($)
- ---------------   ----   -------   -----   -------   ----------   --------   -------   -------
Michael W.
Tomasso,
President,
Chief Executive
Officer<F1>       1993         -       -         -            -          -         -         -

C. Philip
Tholen,
President         1993         -       -         -            -          -         -         -
                  1994         -       -         -            -          -         -         -
                  1995         -       -         -            -          -         -         -

All Executive
Officers,
Directors,
and Employees
as a group        1993   $175,263      -         -            -          -         -         -
                  1994   $175,669      -         -            -          -         -         -
                  1995   $180,973      -         -            -          -         -         -

- ----------

<F1> Mr. Tomasso served as President and Chief Executive Officer of the General Partner through
     March 3, 1993.

                                     Salary Reimbursements

                                        II-E Partnership
                                        ----------------

                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal              Salary    Bonus  sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)       ($)     ($)        ($)        SARs(#)     ($)       ($)
- ---------------   ----   --------  ------- -------   ----------   --------   -------   -------
Michael W.
Tomasso,
President,
Chief Executive
Officer<F1>       1993          -        -       -            -          -         -         -

C. Philip
Tholen,
President         1993          -        -       -            -          -         -         -
                  1994          -        -       -            -          -         -         -
                  1995          -        -       -            -          -         -         -

All Executive
Officers,
Directors,
and Employees
as a group        1993   $127,658        -       -            -          -         -         -
                  1994   $127,658        -       -            -          -         -         -
                  1995   $131,512        -       -            -          -         -         -

- ----------

<F1>  Mr. Tomasso served as President and Chief Executive Officer of the General Partner through
      March 3, 1993.

                                     Salary Reimbursements

                                        II-F Partnership
                                        ----------------

                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal             Salary     Bonus  sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)       ($)     ($)        ($)        SARs(#)     ($)       ($)
- ---------------   ----   -------   ------- -------   ----------   --------   -------   -------
Michael W.
Tomasso,
President,
Chief Executive
Officer<F1>       1993         -         -       -            -          -         -         -

C. Philip
Tholen,
President         1993         -         -       -            -          -         -         -
                  1994         -         -       -            -          -         -         -
                  1995         -         -       -            -          -         -         -

All Executive
Officers,
Directors,
and Employees
as a group        1993   $95,623         -       -            -          -         -         -
                  1994   $95,623         -       -            -          -         -         -
                  1995   $98,509         -       -            -          -         -         -

- ----------

<F1> Mr. Tomasso served as President and Chief Executive Officer of the General Partner through
     March 3, 1993.

                                     Salary Reimbursements

                                        II-G Partnership
                                        ----------------

                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal             Salary     Bonus  sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)       ($)     ($)        ($)        SARs(#)     ($)       ($)
- ---------------   ----   -------   ------- -------   ----------   --------   -------   -------
Michael W.
Tomasso,
President,
Chief Executive
Officer<F1>       1993         -         -       -            -          -         -         -

C. Philip
Tholen,
President         1993         -         -       -            -          -         -         -
                  1994         -         -       -            -          -         -         -
                  1995         -         -       -            -          -         -         -

All Executive
Officers,
Directors,
and Employees
as a group        1993   $207,648        -       -            -          -         -         -
                  1994   $207,643        -       -            -          -         -         -
                  1995   $213,910        -       -            -          -         -         -

- ----------

<F1> Mr. Tomasso served as President and Chief Executive Officer of the General Partner through
     March 3, 1993.

                                     Salary Reimbursements

                                        II-H Partnership
                                        ----------------

                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal             Salary     Bonus  sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)       ($)     ($)        ($)        SARs(#)     ($)       ($)
- ---------------   ----   -------   ------- -------   ----------   --------   -------   -------
Michael W.
Tomasso,
President,
Chief Executive
Officer<F1>       1993         -         -       -            -          -         -         -

C. Philip
Tholen,
President         1993         -         -       -            -          -         -         -
                  1994         -         -       -            -          -         -         -
                  1995         -         -       -            -          -         -         -

All Executive
Officers,
Directors,
and Employees
as a group        1993   $51,166       -         -            -          -         -         -
                  1994   $51,070       -         -            -          -         -         -
                  1995   $52,711       -         -            -          -         -         -

- ----------

<F1>  Mr. Tomasso served as President and Chief Executive Officer of the General Partner through
      March 3, 1993.

     Premier Gas Company ("Premier"), an affiliate of the Partnerships until December 6, 1995, purchased a portion of the Partnerships' gas at market prices and resold such gas at market prices directly to end users and local distribution companies. Premier performs this function for both the Partnerships and unrelated third parties. The table below summarizes the dollar amount of gas sold by the Partner-ships to Premier for the years ended December 31, 1995, 1994, and 1993.


         Partnership      1995       1994        1993
         -----------    --------  ----------  ----------

            II-A        $825,515  $1,085,911  $1,063,966
            II-B         374,717     595,951     422,202
            II-C         225,948     365,980     267,852
            II-D         682,346     909,348     707,391
            II-E         593,218     618,067     456,173
            II-F         367,527     543,786     309,628
            II-G         776,211   1,150,665     656,517
            II-H         182,878     272,053     155,801


See "Item 13.  Certain Relationships and Related Transactions."

     Affiliates of the Partnerships serve as operator of some of the Partnerships' wells. The General Partner contracts with such affiliates for services as operator of the wells. As operator, such affiliates are compensated at rates provided in the operating agreements in effect and charged to all parties to such agreement. Such compensation may occur both prior and subsequent to the commencement of commercial marketing of production of oil or gas. The dollar amount of such compensation paid by the Partnerships to the affiliates is impossible to quantify as of the date of this Annual Report.

     In addition to the compensation/reimbursements noted above, the Samson Companies were in the business of supplying field and drilling equipment and services to affiliated and unaffiliated parties in the industry. These companies may have provided equipment and services for wells in which the Partnerships have an interest. These equipment and services were provided at prices or rates equal to or less than those normally charged in the same or comparable geographic area by unaffiliated persons or companies dealing at arm's length. The operators of these wells bill the Partnerships for a portion of such costs based upon the Partnerships' interest in the well.


ITEM 12.  SECURITY   OWNERSHIP  OF   CERTAIN  BENEFICIAL   OWNERS  AND
          MANAGEMENT

     The following table provides information as to the beneficial ownership of the Units as of February 29, 1996 by (i) each beneficial owner of more than 5% of the issued and outstanding Units, (ii) the directors and officers of the General Partner, and (iii) the General

Partner and its affiliates. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.

                                                Number of Units
                                                  Beneficially
                                                 Owned (Percent
          Beneficial Owner                      of Outstanding)
- ------------------------------------           ------------------

II-A Partnership:
- ----------------
 Samson Properties Incorporated               45,645      ( 9.4%)
 All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (10 persons)           45,645      ( 9.4%)

II-B Partnership:
- ----------------
 Samson Properties Incorporated               38,393      (10.6%)
 All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (10 persons)           38,393      (10.6%)

II-C Partnership:
- ----------------
 Samson Properties Incorporated               16,399      (10.6%)
 All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (10 persons)           16,399      (10.6%)

II-D Partnership:
- ----------------
 Samson Properties Incorporated               28,241.5    ( 9.0%)
 All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (10 persons)           28,241.5    ( 9.0%)

II-E Partnership:
- ----------------
 Samson Properties Incorporated               22,968      (10.0%)
 All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (10 persons)           22,968      (10.0%)

II-F Partnership:
- ----------------
 Samson Properties Incorporated               15,680      ( 9.1%)
 All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (10 persons)           15,680      ( 9.1%)

II-G Partnership:
- ----------------
 Samson Properties Incorporated               27,773      ( 7.5%)
 All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (10 persons)           27,773      ( 7.5%)

II-H Partnership:
- ----------------
 Samson Properties Incorporated               10,776      (11.7%)
 All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (10 persons)           10,776      (11.7%)


     To the best knowledge of the Partnerships and the General Partner, there were no officers, directors, or 5% owners who were delinquent filers of reports required under Section 16 of the Securities Exchange Act of 1934.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The General Partner and certain of its affiliates engage in oil and gas activities independently of the Partnerships which result in conflicts of interest that cannot be totally eliminated. The allocation of acquisition and drilling opportunities and the nature of the compensation arrangements between the Partnerships and the General Partner also create potential conflicts of interest. Affiliates of the Partnerships own some of the Partnerships' Units and therefore have an identity of interest with other Limited Partners with respect to the operations of the Partnerships.

     In order to attempt to assure limited liability for Limited Partners as well as an orderly conduct of business, management of the Partnerships is exercised solely by the General Partner. The Partnership Agreements grant the General Partner broad discretionary authority with respect to the Partnerships' participation in drilling prospects and expenditure and control of funds, including borrowings. These provisions are similar to those contained in prospectuses and partnership agreements for other public oil and gas partnerships. Broad discretion as to general management of the Partnerships involves circumstances where the General Partner has conflicts of interest and where it must allocate costs and expenses, or opportunities, among the Partnerships and other competing interests.

     The General Partner does not devote all of its time, efforts, and personnel exclusively to the Partnerships. Furthermore, the Partnerships do not have any employees, but instead rely on the personnel of the Samson Companies. The Partnerships thus compete with the Samson Companies (including other currently sponsored oil and gas partnerships) for the time and resources of such personnel. The Samson Companies devote such time and personnel to the management of the Partnerships as are indicated by the circumstances and as are con-sistent with the General Partner's fiduciary duties.

     As a result of Samson Investment Company's ("Samson") acquisition of Geodyne Resources, Samson, PaineWebber, Geodyne Resources, and the General Partner entered into an advisory agreement which relates primarily to the Partnerships. PaineWebber served as the dealer manager of the original offering of Units. The Advisory Agreement became effective on March 3, 1993 and will generally continue in effect for a period of five years from the date thereof. The Advisory Agreement provides that: (i) Samson, Geodyne Resources, and the General Partners will comply, and will cause the Partnerships to comply, with provisions of the Partnership Agreements (including all restrictions, prohibitions, and other provisions of such agreements concerning transactions in which Samson or its affiliates purchase or sell properties from or to, or render services to, the Partnerships and the terms of such agreements relating to farmouts of oil and gas properties), and Samson and Geodyne Resources will cause the General Partner to comply with all applicable fiduciary duties; (ii) Samson will review periodically with PaineWebber on a retrospective basis the general operations and performance of the Partnerships and the terms of any material transaction by a Partnership, including any transaction that involves participation by the Samson Companies; and
(iii) Samson will review with PaineWebber on a prospective basis, and will allow PaineWebber to advise Samson and to comment on, (A) any General Partner-initiated amendment to a Partnership Agreement which requires a vote of the Limited Partners of such Partnership and (B) any proposal initiated by the General Partner or any of its affiliates that would involve a reorganization, merger, or consolidation of a Partnership, a sale of all or substantially all of the assets of a Partnership (including a roll-up or corporate stock exchange), the liquidation or dissolution of a Partnership, or the exchange of cash, securities, or other assets for all or any outstanding Units.

     In addition, the Advisory Agreement provides that: (i) Samson will cause Geodyne Resources to offer to repurchase Units at a price to be calculated in accordance with certain guidelines and to be paid in cash or a combination of cash and certain securities, all subject to certain limitations and restrictions; (ii) for a 24-month period beginning on March 1, 1993, the aggregate annual maximum amount chargeable to the Partnerships for direct administrative costs and general and administrative costs (as defined in the Partnership Agreements) will be reduced by an aggregate $800,000 from current levels for all partnerships sponsored by Geodyne Resources' subsidiaries and that certain other limits on amounts charged to the Partnerships for general and administrative costs will be observed;
(iii) Samson will provide PaineWebber certain information relating to the Partnerships and the Limited Partners; (iv) Samson and Geodyne Resources will maintain an "800" investor services telephone number;
(v) Samson and Geodyne Resources will take certain actions with respect to oil and gas properties held by nominees, insurance maintained by the Partnerships, approval as to transfers of interests in the Partnerships and the selection of independent reserve engineers; (vi) Samson and Geodyne Resources acknowledge the standing of PaineWebber to institute actions, subject to certain limitations, in connection with the Advisory Agreement on behalf of the Limited Partners; and (vii) if Samson proposes a consolidation, merger, or exchange offer involving any limited partnership managed by Samson (other than Samson Energy Company Limited Partnership), it will propose to include all of the Partnerships in such transaction or provide a statement to PaineWebber as to the reasons why some or all of the Partnerships are not included in such transaction.

     Pursuant to the Advisory Agreement, Geodyne Resources has agreed to reimburse PaineWebber for all reasonable expenses incurred by it in connection with the matters contemplated by the Advisory Agreement, and Samson has agreed to indemnify PaineWebber and certain related parties from certain liabilities incurred in connection with the Advisory Agreement.

     Affiliates of the Partnerships are solely responsible for the negotiation, administration, and enforcement of oil and gas sales agreements covering the Partnerships' leasehold interests. Until December 6, 1995, the General Partner had delegated the negotiation, administration, and enforcement of its gas sales agreements to Premier. In addition to providing such administrative services, Premier purchased and resold gas directly to end-users and local distribution companies. Because affiliates of the Partnership who provide services to the Partnership have fiduciary or other duties to other members of the Samson Companies, contract amendments and negotiating positions taken by them in their effort to enforce contracts with purchasers may not necessarily represent the positions that the Partnership would take if it were to administer their own contracts without involvement with other members of the Samson Companies. On the other hand, management believes that the Partnerships's negotiating strength and contractual positions have been enhanced by virtue of their affiliation with the Samson Companies. For a description of certain of the relationships and related transactions see "Item 11. Executive Compensation."


                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K


     (a)  Financial  Statements,  Financial  Statement Schedules,  and
          Exhibits.

          (1)  Financial   Statements:      The  following   financial
               statements for the

                    Geodyne Energy Income Limited Partnership II-A Geodyne Energy Income Limited Partnership II-B Geodyne Energy Income Limited Partnership II-C Geodyne Energy Income Limited Partnership II-D Geodyne Energy Income Limited Partnership II-E Geodyne Energy Income Limited Partnership II-F Geodyne Energy Income Limited Partnership II-G Geodyne Energy Income Limited Partnership II-H
               as of December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995 are filed as part of this report:

                    Report of Independent Accountants
                    Combined Balance Sheets
                    Combined Statements of Operations
                    Combined Statements of Changes in
                         Partners' Capital (Deficit)
                    Combined Statements of Cash Flows
                    Notes to Combined Financial Statements

          (2)  Financial Statement Schedules:

               None.   These  schedules  have been  omitted since  the
               required information is presented in the financial statements or is not applicable.

          (3)  Exhibits:

               4.1 The Certificate and Agreements of Limited Partnership for the following Partnerships have been previously filed with the Securities and Exchange Commission as Exhibit 2.1 to Form 8-A filed by each Partnership on the dates shown below and are hereby incorporated by reference.

                    Partnership    Filing Date         File No.
                    -----------    ------------        --------

                       II-A        November 18, 1987   0-16388
                       II-B        November 19, 1987   0-16405
                       II-C        August 5, 1988      0-16981
                       II-D        August 5, 1988      0-16980
                       II-E        November 17, 1988   0-17320
                       II-F        June 5, 1989        0-17799
                       II-G        June 5, 1989        0-17802
                       II-H        February 20, 1990   0-18305

               4.2 The Agreements of Partnership for the following Production Partnerships have been previously filed with the Securities and Exchange Commission as
                    Exhibit 2.2 to Form 8-A filed by the related Partnerships on the dates shown below and are hereby incorporated by reference.

                    Partnership    Filing Date
                    -----------    -----------

                       II-A        November 18, 1987
                       II-B        November 19, 1987
                       II-C        August 5, 1988
                       II-D        August 5, 1988
                       II-E        November 17, 1988
                       II-F        June 5, 1989
                       II-G        June 5, 1989
                       II-H        February 20, 1990

               4.3 Advisory Agreement dated as of November 24, 1992 between Samson, PaineWebber, Geodyne Resources, Geodyne Properties, Inc., Geodyne Production Company, and Geodyne Energy Company filed as
                    Exhibit 28.3 to Registrant's Current Report on Form 8-K on December 24, 1992 and is hereby incorporated by reference.

               4.4 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-A, filed as
                    Exhibit 4.1 to Registrant's Current Report on Form 8-K dated August 2, 1993 and filed with the Securities and Exchange Commission on August 10, 1993 and is hereby incorporated by reference.

               4.5 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-B, filed as
                    Exhibit 4.2 to Registrant's Current Report on Form 8-K dated August 2, 1993 and filed with the Securities and Exchange Commission on August 10, 1993 and is hereby incorporated by reference.

               4.6 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-C, filed as
                    Exhibit 4.3 to Registrant's Current Report on Form 8-K dated August 2, 1993 and filed with the Securities and Exchange Commission on August 10, 1993 and is hereby incorporated by reference.

               4.7 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-D, filed as
                    Exhibit 4.4 to Registrant's Current Report on Form 8-K dated August 2, 1993 and filed with the Securities and Exchange Commission on August 10, 1993 and is hereby incorporated by reference.

               4.8 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-E, filed as
                    Exhibit 4.5 to Registrant's Current Report on Form 8-K dated August 2, 1993 and filed with the Securities and Exchange Commission on August 10, 1993 and is hereby incorporated by reference.

               4.9 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-F, filed as
                    Exhibit 4.6 to Registrant's Current Report on Form 8-K dated August 2, 1993 and filed with the Securities and Exchange Commission on August 10, 1993 and is hereby incorporated by reference.

               4.10 Second Amendment to Amended and Restated Agreement
                    and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-G, filed as
                    Exhibit 4.7 to Registrant's Current Report on Form 8-K dated August 2, 1993 and filed with the Securities and Exchange Commission on August 10, 1993 and is hereby incorporated by reference.

               4.11 Second Amendment to Amended and Restated Agreement
                    and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-H, filed as
                    Exhibit 4.8 to Registrant's Current Report on Form 8-K dated August 2, 1993 and filed with the Securities and Exchange Commission on August 10, 1993 and is hereby incorporated by reference.

          *    4.12 Third  Amendment to  Agreement and  Certificate of
                    Limited  Partnership  of  Geodyne   Energy  Income
                    Limited Partnership II-E.

          *    4.13 Third  Amendment to  Agreement and  Certificate of
                    Limited  Partnership  of  Geodyne   Energy  Income
                    Limited Partnership II-F.

          *    4.14 Third  Amendment to  Agreement and  Certificate of
                    Limited  Partnership  of  Geodyne   Energy  Income
                    Limited Partnership II-G.

          *    4.15 Third  Amendment to  Agreement and  Certificate of
                    Limited  Partnership  of  Geodyne   Energy  Income
                    Limited Partnership II-H.

          * 23.1 Consent of Ryder Scott Company Petroleum Engineers for Geodyne Energy Income Limited Partnership II-A.

          * 23.2 Consent of Ryder Scott Company Petroleum Engineers for Geodyne Energy Income Limited Partnership II-B.

          * 23.3 Consent of Ryder Scott Company Petroleum Engineers for Geodyne Energy Income Limited Partnership II-C.

          * 23.4 Consent of Ryder Scott Company Petroleum Engineers for Geodyne Energy Income Limited Partnership II-D.

          * 23.5 Consent of Ryder Scott Company Petroleum Engineers for Geodyne Energy Income Limited Partnership II-E.

          * 23.6 Consent of Ryder Scott Company Petroleum Engineers for Geodyne Energy Income Limited Partnership II-F.

          * 23.7 Consent of Ryder Scott Company Petroleum Engineers for Geodyne Energy Income Limited Partnership II-G.

          * 23.8 Consent of Ryder Scott Company Petroleum Engineers for Geodyne Energy Income Limited Partnership II-H.

          * 27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-A's financial statements as of December 31, 1995 and for the year ended December 31, 1995.

          * 27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-B's financial statements as of December 31, 1995 and for the year ended December 31, 1995.

          * 27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-C's financial statements as of December 31, 1995 and for the year ended December 31, 1995.

          * 27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-D's financial statements as of December 31, 1995 and for the year ended December 31, 1995.

          * 27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-E's financial statements as of December 31, 1995 and for the year ended December 31, 1995.

          * 27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-F's financial statements as of December 31, 1995 and for the year ended December 31, 1995.

          * 27.7 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-G's financial statements as of December 31, 1995 and for the year ended December 31, 1995.

          * 27.8 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-H's financial statements as of December 31, 1995 and for the year ended December 31, 1995.


               All other Exhibits are omitted as inapplicable.

               ----------

               *Filed herewith.


     (b)  Reports on Form 8-K for the fourth quarter of 1995:

               None.

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              GEODYNE ENERGY INCOME LIMITED
                              PARTNERSHIP II-A

                              By:  GEODYNE PROPERTIES, INC.
                                   General Partner

                                   April 4, 1996

                              By:  /s/C. Philip Tholen
                                   ------------------------------
                                      C. Philip Tholen
                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/C. Philip Tholen    President and          April 4, 1996
     -------------------    Chairman of the
        C. Philip Tholen    Board (Principal
                            Executive Officer)

     /s/Dennis R. Neill     Senior Vice            April 4, 1996
     -------------------    President and
        Dennis R. Neill     Director

     /s/Jack A. Canon       Senior Vice            April 4, 1996
     -------------------    President -
        Jack A. Canon       General Counsel

     /s/Drew S. Phillips    Vice-President -       April 4, 1996
     -------------------    Controller
        Drew S. Phillips    (Principal
                            Accounting Officer)

     /s/Patrick M. Hall     Director               April 4, 1996
     -------------------
        Patrick M. Hall

     /s/Annabel M. Jones    Secretary              April 4, 1996
     -------------------
        Annabel M. Jones

     /s/Judy F. Hughes      Treasurer              April 4, 1996
     -------------------
        Judy F. Hughes

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              GEODYNE ENERGY INCOME LIMITED
                              PARTNERSHIP II-B

                              By:  GEODYNE PROPERTIES, INC.
                                   General Partner

                                   April 4, 1996

                              By:  /s/C. Philip Tholen
                                   ------------------------------
                                      C. Philip Tholen
                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/C. Philip Tholen    President and          April 4, 1996
     -------------------    Chairman of the
        C. Philip Tholen    Board (Principal
                            Executive Officer)

     /s/Dennis R. Neill     Senior Vice            April 4, 1996
     -------------------    President and
        Dennis R. Neill     Director

     /s/Jack A. Canon       Senior Vice            April 4, 1996
     -------------------    President -
        Jack A. Canon       General Counsel

     /s/Drew S. Phillips    Vice-President -       April 4, 1996
     -------------------    Controller
        Drew S. Phillips    (Principal
                            Accounting Officer)

     /s/Patrick M. Hall     Director               April 4, 1996
     -------------------
        Patrick M. Hall

     /s/Annabel M. Jones    Secretary              April 4, 1996
     -------------------
        Annabel M. Jones

     /s/Judy F. Hughes      Treasurer              April 4, 1996
     -------------------
        Judy F. Hughes

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              GEODYNE ENERGY INCOME LIMITED
                              PARTNERSHIP II-C

                              By:  GEODYNE PROPERTIES, INC.
                                   General Partner

                                   April 4, 1996

                              By:  /s/C. Philip Tholen
                                   ------------------------------
                                      C. Philip Tholen
                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/C. Philip Tholen    President and          April 4, 1996
     -------------------    Chairman of the
        C. Philip Tholen    Board (Principal
                            Executive Officer)

     /s/Dennis R. Neill     Senior Vice            April 4, 1996
     -------------------    President and
        Dennis R. Neill     Director

     /s/Jack A. Canon       Senior Vice            April 4, 1996
     -------------------    President -
        Jack A. Canon       General Counsel

     /s/Drew S. Phillips    Vice-President -       April 4, 1996
     -------------------    Controller
        Drew S. Phillips    (Principal
                            Accounting Officer)

     /s/Patrick M. Hall     Director               April 4, 1996
     -------------------
        Patrick M. Hall

     /s/Annabel M. Jones    Secretary              April 4, 1996
     -------------------
        Annabel M. Jones

     /s/Judy F. Hughes      Treasurer              April 4, 1996
     -------------------
        Judy F. Hughes

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              GEODYNE ENERGY INCOME LIMITED
                              PARTNERSHIP II-D

                              By:  GEODYNE PROPERTIES, INC.
                                   General Partner

                                   April 4, 1996

                              By:  /s/C. Philip Tholen
                                   ------------------------------
                                      C. Philip Tholen
                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/C. Philip Tholen    President and          April 4, 1996
     -------------------    Chairman of the
        C. Philip Tholen    Board (Principal
                            Executive Officer)

     /s/Dennis R. Neill     Senior Vice            April 4, 1996
     -------------------    President and
        Dennis R. Neill     Director

     /s/Jack A. Canon       Senior Vice            April 4, 1996
     -------------------    President -
        Jack A. Canon       General Counsel

     /s/Drew S. Phillips    Vice-President -       April 4, 1996
     -------------------    Controller
        Drew S. Phillips    (Principal
                            Accounting Officer)

     /s/Patrick M. Hall     Director               April 4, 1996
     -------------------
        Patrick M. Hall

     /s/Annabel M. Jones    Secretary              April 4, 1996
     -------------------
        Annabel M. Jones

     /s/Judy F. Hughes      Treasurer              April 4, 1996
     -------------------
        Judy F. Hughes

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              GEODYNE ENERGY INCOME LIMITED
                              PARTNERSHIP II-E

                              By:  GEODYNE PROPERTIES, INC.
                                   General Partner

                                   April 4, 1996

                              By:  /s/C. Philip Tholen
                                   ------------------------------
                                      C. Philip Tholen
                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/C. Philip Tholen    President and          April 4, 1996
     -------------------    Chairman of the
        C. Philip Tholen    Board (Principal
                            Executive Officer)

     /s/Dennis R. Neill     Senior Vice            April 4, 1996
     -------------------    President and
        Dennis R. Neill     Director

     /s/Jack A. Canon       Senior Vice            April 4, 1996
     -------------------    President -
        Jack A. Canon       General Counsel

     /s/Drew S. Phillips    Vice-President -       April 4, 1996
     -------------------    Controller
        Drew S. Phillips    (Principal
                            Accounting Officer)

     /s/Patrick M. Hall     Director               April 4, 1996
     -------------------
        Patrick M. Hall

     /s/Annabel M. Jones    Secretary              April 4, 1996
     -------------------
        Annabel M. Jones

     /s/Judy F. Hughes      Treasurer              April 4, 1996
     -------------------
        Judy F. Hughes

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              GEODYNE ENERGY INCOME LIMITED
                              PARTNERSHIP II-F

                              By:  GEODYNE PROPERTIES, INC.
                                   General Partner

                                   April 4, 1996

                              By:  /s/C. Philip Tholen
                                   ------------------------------
                                      C. Philip Tholen
                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/C. Philip Tholen    President and          April 4, 1996
     -------------------    Chairman of the
        C. Philip Tholen    Board (Principal
                            Executive Officer)

     /s/Dennis R. Neill     Senior Vice            April 4, 1996
     -------------------    President and
        Dennis R. Neill     Director

     /s/Jack A. Canon       Senior Vice            April 4, 1996
     -------------------    President -
        Jack A. Canon       General Counsel

     /s/Drew S. Phillips    Vice-President -       April 4, 1996
     -------------------    Controller
        Drew S. Phillips    (Principal
                            Accounting Officer)

     /s/Patrick M. Hall     Director               April 4, 1996
     -------------------
        Patrick M. Hall

     /s/Annabel M. Jones    Secretary              April 4, 1996
     -------------------
        Annabel M. Jones

     /s/Judy F. Hughes      Treasurer              April 4, 1996
     -------------------
        Judy F. Hughes

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              GEODYNE ENERGY INCOME LIMITED
                              PARTNERSHIP II-G

                              By:  GEODYNE PROPERTIES, INC.
                                   General Partner

                                   April 4, 1996

                              By:  /s/C. Philip Tholen
                                   ------------------------------
                                      C. Philip Tholen
                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/C. Philip Tholen    President and          April 4, 1996
     -------------------    Chairman of the
        C. Philip Tholen    Board (Principal
                            Executive Officer)

     /s/Dennis R. Neill     Senior Vice            April 4, 1996
     -------------------    President and
        Dennis R. Neill     Director

     /s/Jack A. Canon       Senior Vice            April 4, 1996
     -------------------    President -
        Jack A. Canon       General Counsel

     /s/Drew S. Phillips    Vice-President -       April 4, 1996
     -------------------    Controller
        Drew S. Phillips    (Principal
                            Accounting Officer)

     /s/Patrick M. Hall     Director               April 4, 1996
     -------------------
        Patrick M. Hall

     /s/Annabel M. Jones    Secretary              April 4, 1996
     -------------------
        Annabel M. Jones

     /s/Judy F. Hughes      Treasurer              April 4, 1996
     -------------------
        Judy F. Hughes

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              GEODYNE ENERGY INCOME LIMITED
                              PARTNERSHIP II-H

                              By:  GEODYNE PROPERTIES, INC.
                                   General Partner

                                   April 4, 1996

                              By:  /s/C. Philip Tholen
                                   ------------------------------
                                      C. Philip Tholen
                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/C. Philip Tholen    President and          April 4, 1996
     -------------------    Chairman of the
        C. Philip Tholen    Board (Principal
                            Executive Officer)

     /s/Dennis R. Neill     Senior Vice            April 4, 1996
     -------------------    President and
        Dennis R. Neill     Director

     /s/Jack A. Canon       Senior Vice            April 4, 1996
     -------------------    President -
        Jack A. Canon       General Counsel

     /s/Drew S. Phillips    Vice-President -       April 4, 1996
     -------------------    Controller
        Drew S. Phillips    (Principal
                            Accounting Officer)

     /s/Patrick M. Hall     Director               April 4, 1996
     -------------------
        Patrick M. Hall

     /s/Annabel M. Jones    Secretary              April 4, 1996
     -------------------
        Annabel M. Jones

     /s/Judy F. Hughes      Treasurer              April 4, 1996
     -------------------
        Judy F. Hughes

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
GEODYNE PRODUCTION PARTNERSHIP II-A

     We have audited the combined balance sheets of the Geodyne Energy Income Limited Partnership II-A, an Oklahoma limited partnership, and Geodyne Production Partnership II-A, an Oklahoma general partnership, as of December 31, 1995 and 1994 and the related combined statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1995, 1994, and 1993. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-A and Geodyne Production Partnership II-A at December 31, 1995 and 1994 and the combined results of their operations and cash flows for the years ended December 31, 1995, 1994, and 1993, in conformity with generally accepted accounting principles.

     As disclosed in Note 1 to the combined financial statements, the Geodyne Energy Income Limited Partnership II-A and Geodyne Production Partnership II-A changed their method of accounting for impairment of their oil and gas properties as of October 1, 1995.



                              COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
March 25, 1996

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-A
                        Combined Balance Sheets
                      December 31, 1995 and 1994

                                ASSETS
                                ------

                                         1995           1994
                                     -------------  -------------
CURRENT ASSETS:
  Cash and cash equivalents           $   508,024    $   793,694
  Accounts receivable:
    Oil and gas sales, including
      $153,461 and $107,036 due from
      related parties                     765,075        829,056
                                       ----------     ----------
    Total current assets              $ 1,273,099    $ 1,622,750

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method         7,390,812     10,069,976

DEFERRED CHARGE                         1,169,277        980,772
                                       ----------     ----------
                                      $ 9,833,188    $12,673,498
                                       ==========     ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
              -------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                    $   213,126    $   289,391
  Gas imbalance payable                   164,837        217,949
                                       ----------     ----------
    Total current liabilities         $   377,963    $   507,340

ACCRUED LIABILITY                     $   272,667    $   398,669

PARTNERS' CAPITAL (DEFICIT):
  General Partner                    ($   311,994)  ($   297,741)
  Limited Partners, issued and
    outstanding, 484,283 Units          9,494,552     12,065,230
                                       ----------     ----------
    Total Partners' capital           $ 9,182,558    $11,767,489
                                       ----------     ----------
                                      $ 9,833,188    $12,673,498
                                       ==========     ==========



                The accompanying notes are an integral
             part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-A
                   Combined Statements of Operations
         For the Years Ended December 31, 1995, 1994, and 1993

                                 1995         1994        1993
                             ------------  ---------- ------------

REVENUES:
  Oil and gas sales,
    including $825,515,
    $1,085,911, and
    $1,063,966 of sales to
    related parties           $4,671,555   $6,371,949  $5,445,632
  Interest income                 20,126       31,747      20,151
  Gain on sale of oil and
    gas properties                12,179       21,991       3,298
  Other income                      -          72,028       1,423
                               ---------    ---------   ---------
                              $4,703,860   $6,497,715  $5,470,504

COSTS AND EXPENSES:
  Lease operating             $1,564,012   $2,023,881  $2,291,270
  Production tax                 282,252      359,486     354,917
  Depreciation, depletion,
    and amortization of oil
    and gas properties         1,841,159    3,135,128   2,917,145
  Impairment provision           994,919         -           -
  General and administrative     655,449      567,466     545,460
                               ---------    ---------   ---------
                              $5,337,791   $6,085,961  $6,108,792
                               ---------    ---------   ---------
NET INCOME (LOSS)            ($  633,931)  $  411,754 ($  638,288)
                               =========    =========   =========

GENERAL PARTNER -
  NET INCOME                  $   81,747   $  145,993  $   84,771
                               =========    =========   =========

LIMITED PARTNERS -
  NET INCOME (LOSS)          ($  715,678)  $  265,761 ($  723,059)
                               =========    =========   =========

NET INCOME (LOSS) per Unit   ($     1.48)  $      .55 ($     1.49)
                               =========    =========   =========

UNITS OUTSTANDING                484,283      484,283     484,283
                               =========    =========   =========


                The accompanying notes are an integral
             part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-A
     Combined Statements of Changes in Partners' Capital (Deficit)
         For the Years Ended December 31, 1995, 1994, and 1993

                            Limited       General
                           Partners       Partner       Total
                         -------------  ----------  -------------

Balance, Dec. 31, 1992    $17,956,097   ($240,427)   $17,715,670
  Net income (loss)      (    723,059)     84,771   (    638,288)
  Cash distributions     (  2,773,569)  ( 148,078)  (  2,921,647)
                           ----------     -------     ----------
Balance, Dec. 31, 1993    $14,459,469   ($303,734)   $14,155,735
  Net income                  265,761     145,993        411,754
  Cash distributions     (  2,660,000)  ( 140,000)  (  2,800,000)
                           ----------     -------     ----------

Balance, Dec. 31, 1994    $12,065,230   ($297,741)   $11,767,489
  Net income (loss)      (    715,678)     81,747   (    633,931)
  Cash Distributions     (  1,855,000)  (  96,000)  (  1,951,000)
                           ----------     -------     ----------

Balance, Dec. 31, 1995    $ 9,494,552   ($311,994)   $ 9,182,558
                           ==========     =======     ==========






                The accompanying notes are an integral
             part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-A
                   Combined Statements of Cash Flows
         For the Years Ended December 31, 1995, 1994, and 1993

                                  1995          1994          1993
                              ------------  ------------  ------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income (loss)           ($  633,931)   $  411,754   ($  638,288)
  Adjustments to reconcile
    net income (loss) to net
    cash provided by
    operating activities:
    Depreciation, depletion,
      and amortization of oil
      and gas properties        1,841,159     3,135,128     2,917,145
    Impairment provision          994,919          -             -
    Gain on sale of oil and
      gas properties          (    12,179)  (    21,991)  (     3,298)
    Decrease in accounts
      receivable                   63,981       163,316        86,829
    Increase in deferred
      charge                  (   188,505)  (   159,357)  (   821,415)
    Increase (decrease)
      in accounts payable     (    76,265)  (     9,190)      115,934
    Increase (decrease) in
      gas imbalance payable   (    53,112)  (   755,225)      643,300
    Increase (decrease) in
      accrued liability       (   126,002)       53,007       345,662
                                ---------     ---------     ---------
  Net cash provided by
    operating activities       $1,810,065    $2,817,442    $2,645,869
                                ---------     ---------     ---------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures        ($  168,118)  ($  305,300)  ($  215,092)
  Proceeds from sale of
    oil and gas properties         23,383        34,826       485,634
                                ---------     ---------     ---------
  Net cash provided (used)
    by investing activities   ($  144,735)  ($  270,474)   $  270,542
                                ---------     ---------     ---------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Cash distributions          ($1,951,000)  ($2,800,000)  ($2,921,647)
                                ---------     ---------     ---------
  Net cash used by financing
    activities                ($1,951,000)  ($2,800,000)  ($2,921,647)
                                ---------     ---------     ---------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS            ($  285,670)  ($  253,032)  ($    5,236)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD          793,694     1,046,726     1,051,962
                                ---------     ---------     ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD             $  508,024    $  793,694    $1,046,726
                                =========     =========     =========




                The accompanying notes are an integral
             part of these combined financial statements.

                   REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
GEODYNE PRODUCTION PARTNERSHIP II-B

     We have audited the combined balance sheets of the Geodyne Energy Income Limited Partnership II-B, an Oklahoma limited partnership, and Geodyne Production Partnership II-B, an Oklahoma general partnership, as of December 31, 1995 and 1994 and the related combined statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1995, 1994, and 1993. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-B and Geodyne Production Partnership II-B at December 31, 1995 and 1994 and the combined results of their operations and cash flows for the years ended December 31, 1995, 1994, and 1993 in conformity with generally accepted accounting principles.

     As disclosed in Note 1 to the combined financial statements, the Geodyne Energy Income Limited Partnership II-B and Geodyne Production Partnership II-B changed their method of accounting for impairment of their oil and gas properties as of October 1, 1995.




                              COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
March 25, 1996

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-B
                        Combined Balance Sheets
                      December 31, 1995 and 1994

                                ASSETS
                                ------

                                           1995          1994
                                       ------------  ------------
CURRENT ASSETS:
  Cash and cash equivalents             $  168,239    $  623,450
  Accounts receivable:
    Oil and gas sales, including
      $81,240 and $64,669 due
      from related parties                 584,133       572,547
                                         ---------     ---------
    Total current assets                $  752,372    $1,195,997

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          5,258,752     6,932,761

DEFERRED CHARGE                            226,303       173,300
                                         ---------     ---------
                                        $6,237,427    $8,302,058
                                         =========     =========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
              -------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                      $  211,226    $  222,404
  Gas imbalance payable                     15,048        18,793
                                         ---------     ---------
    Total current liabilities           $  226,274    $  241,197

ACCRUED LIABILITY                       $  301,684    $  369,296

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($  246,438)  ($  222,879)
  Limited Partners, issued and
    outstanding, 361,719 Units           5,955,907     7,914,444
                                         ---------     ---------
    Total Partners' capital             $5,709,469    $7,691,565
                                         ---------     ---------
                                        $6,237,427    $8,302,058
                                         =========     =========



                The accompanying notes are an integral
             part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-B
                   Combined Statements of Operations
         For the Years Ended December 31, 1995, 1994, and 1993

                             1995          1994          1993
                         ------------  ------------  ------------
REVENUES:
  Oil and gas sales,
    including $374,717,
    $595,951, and
    $422,202 of sales
    to related parties    $3,204,794    $4,703,629    $4,615,384
  Interest income              9,960        20,907        11,162
  Gain (loss) on sale of
    oil and gas
    properties                10,869        14,693   (     7,270)
                           ---------     ---------     ---------
                          $3,225,623    $4,739,229    $4,619,276

COSTS AND EXPENSES:
  Lease operating         $1,315,780    $1,720,223    $1,596,910
  Production tax             208,998       294,749       283,149
  Depreciation, depletion,
    and amortization of
    oil and gas
    properties             1,436,788     2,787,591     2,570,101
  Impairment provision       450,601          -             -
  General and
    administrative           574,552       424,373       408,406
                           ---------     ---------     ---------
                          $3,986,719    $5,226,936    $4,858,566
                           ---------     ---------     ---------
NET LOSS                 ($  761,096)  ($  487,707)  ($  239,290)
                           =========     =========     =========

GENERAL PARTNER -
  NET INCOME              $   37,441    $   87,118    $   90,840
                           =========     =========     =========

LIMITED PARTNERS -
  NET LOSS               ($  798,537)  ($  574,825)  ($  330,130)
                           =========     =========     =========

NET LOSS per Unit        ($     2.21)  ($     1.59)  ($      .91)
                           =========     =========     =========

UNITS OUTSTANDING            361,719       361,719       361,719
                           =========     =========     =========

                The accompanying notes are an integral
             part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-B
     Combined Statements of Changes in Partners' Capital (Deficit)
         For the Years Ended December 31, 1995, 1994, and 1993


                            Limited       General
                            Partners      Partner       Total
                         -------------  ----------  -------------
Balance, Dec. 31, 1992    $13,387,529   ($179,762)   $13,207,767
  Net income (loss)      (    330,130)     90,840   (    239,290)
  Cash distributions     (  2,403,130)  ( 108,075)  (  2,511,205)
                           ----------     -------     ----------

Balance, Dec. 31, 1993    $10,654,269   ($196,997)   $10,457,272
  Net income (loss)      (    574,825)     87,118   (    487,707)
  Cash distributions     (  2,165,000)  ( 113,000)  (  2,278,000)
                           ----------     -------     ----------

Balance, Dec. 31, 1994    $ 7,914,444   ($222,879)   $ 7,691,565
  Net income (loss)      (    798,537)     37,441   (    761,096)
  Cash distributions     (  1,160,000)  (  61,000)  (  1,221,000)
                           ----------     -------     ----------

Balance, Dec. 31, 1995    $ 5,955,907   ($246,438)   $ 5,709,469
                           ==========     =======     ==========



                The accompanying notes are an integral
             part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-B
                   Combined Statements of Cash Flows
         For the Years Ended December 31, 1995, 1994, and 1993

                                  1995          1994          1993
                              ------------  ------------  ------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net loss                    ($  761,096)  ($  487,707)  ($  239,290)
  Adjustments to reconcile
    net loss to net
    cash provided by
    operating activities:
    Depreciation, depletion,
      and amortization of oil
      and gas properties        1,436,788     2,787,591     2,570,101
    Impairment provision          450,601          -             -
    (Gain) loss on sale of
      oil and gas properties  (    10,869)  (    14,693)        7,270
    Increase in deferred
      charge                  (    53,003)  (    48,827)         -
    Increase (decrease) in
      accrued liability       (    67,612)      166,378          -
    (Increase) decrease in
      accounts receivable     (    11,586)      233,588       189,788
    Increase (decrease) in
      accounts payable        (    11,178)       22,788        92,594
    Increase (decrease) in
      gas imbalance payable   (     3,745)  (   184,769)       92,210
                                ---------     ---------     ---------
  Net cash provided by
    operating activities       $  968,300    $2,474,349    $2,712,673
                                ---------     ---------     ---------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures        ($  217,765)  ($  203,350)  ($  138,546)
  Proceeds from sale of
    oil and gas properties         15,254        33,230           680
                                ---------     ---------     ---------
  Net cash used by
    investing activities      ($  202,511)  ($  170,120)  ($  137,866)
                                ---------     ---------     ---------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Cash distributions          ($1,221,000)  ($2,278,000)  ($2,511,205)
                                ---------     ---------     ---------
  Net cash used by financing
  activities                  ($1,221,000)  ($2,278,000)  ($2,511,205)
                                ---------     ---------     ---------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS   ($  455,211)   $   26,229    $   63,602

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD          623,450       597,221       533,619
                                ---------     ---------     ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD             $  168,239    $  623,450    $  597,221
                                =========     =========     =========





                The accompanying notes are an integral
             part of these combined financial statements.

                   REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
GEODYNE PRODUCTION PARTNERSHIP II-C

     We have audited the combined balance sheets of the Geodyne Energy Income Limited Partnership II-C, an Oklahoma limited partnership, and Geodyne Production Partnership II-C, an Oklahoma general partnership, as of December 31, 1995 and 1994 and the related combined statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1995, 1994, and 1993. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-C and Geodyne Production Partnership II-C at December 31, 1995 and 1994 and the combined results of their operations and cash flows for the years ended December 31, 1995, 1994, and 1993, in conformity with generally accepted accounting principles.

     As disclosed in Note 1 to the combined financial statements, the Geodyne Energy Income Limited Partnership II-C and Geodyne Production Partnership II-C changed their method of accounting for impairment of their oil and gas properties as of October 1, 1995.





                              COOPERS & LYBRAND L.L.P.

Tulsa, Oklahoma
March 25, 1996

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-C
                        Combined Balance Sheets
                      December 31, 1995 and 1994

                                ASSETS
                                ------

                                           1995          1994
                                       ------------  ------------

CURRENT ASSETS:
  Cash and cash equivalents             $   82,353    $  380,901
  Accounts receivable:
    Oil and gas sales, including
      $46,202 and $41,709 due
      from related parties                 291,365       288,238
                                         ---------     ---------
    Total current assets                $  373,718    $  669,139

NET OIL AND GAS PROPERTIES,
  utilizing the successful efforts
  method                                 2,572,284     3,411,988

DEFERRED CHARGE                            259,941       210,793
                                         ---------     ---------
                                        $3,205,943    $4,291,920
                                         =========     =========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
              -------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                      $   67,293    $   56,341
  Gas imbalance payable                     59,892       104,939
                                         ---------     ---------
    Total current liabilities           $  127,185    $  161,280

ACCRUED LIABILITY                       $  138,658    $  122,531

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($   99,615)  ($   84,153)
  Limited Partners, issued and
    outstanding, 154,621 Units           3,039,715     4,092,262
                                         ---------     ---------
    Total Partners' capital             $2,940,100    $4,008,109
                                         ---------     ---------
                                        $3,205,943    $4,291,920
                                         =========     =========

                The accompanying notes are an integral
             part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-C
                   Combined Statements of Operations
         For the Years Ended December 31, 1995, 1994, and 1993

                                  1995          1994          1993
                              ------------  ------------  ------------
REVENUES:
  Oil and gas sales, including
    $225,948, $365,980, and
    $267,852 of sales
    to related parties         $1,519,937    $2,289,166    $1,896,565
  Interest income                   6,475        13,099         4,832
  Gain (loss) on sale of oil
    and gas properties             13,807        11,076   (    11,756)
  Other income                       -              180          -
                                ---------     ---------     ---------
                               $1,540,219    $2,313,521    $1,889,641

COSTS AND EXPENSES:
  Lease operating              $  594,932    $  663,437    $  585,676
  Production tax                  103,713       156,417       146,040
  Depreciation, depletion,
    and amortization of oil
    and gas properties            664,376     1,295,299       973,115
  Impairment provision            245,324          -             -
  General and administrative      248,883       183,693       180,094
  Other                              -             -            2,203
                                ---------     ---------     ---------
                               $1,857,228    $2,298,846    $1,887,128
                                ---------     ---------     ---------
NET INCOME (LOSS)             ($  317,009)   $   14,675    $    2,513
                                =========     =========     =========

GENERAL PARTNER - NET INCOME   $   20,538    $   52,546    $   39,050
                                =========     =========     =========

LIMITED PARTNERS - NET LOSS   ($  337,547)  ($   37,871)  ($   36,537)
                                =========     =========     =========

NET LOSS per Unit             ($     2.18)  ($      .24)  ($      .24)
                                =========     =========     =========

UNITS OUTSTANDING                 154,621       154,621       154,621
                                =========     =========     =========





                The accompanying notes are an integral
             part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-C
     Combined Statements of Changes in Partners' Capital (Deficit)
         For the Years Ended December 31, 1995, 1994, and 1993

                               Limited     General
                               Partners    Partner       Total
                             ------------ ---------  ------------

Balance, Dec. 31, 1992        $6,407,337  ($64,354)   $6,342,983
  Net income (loss)          (    36,537)   39,050         2,513
  Cash distributions         ( 1,150,667) ( 54,895)  ( 1,205,562)
                               ---------    ------     ---------
Balance, Dec. 31, 1993        $5,220,133  ($80,199)   $5,139,934
  Net income (loss)          (    37,871)   52,546        14,675
  Cash distributions         ( 1,090,000) ( 56,500)  ( 1,146,500)
                               ---------    ------     ---------

Balance, Dec. 31, 1994        $4,092,262  ($84,153)   $4,008,109
  Net income (loss)          (   337,547)   20,538   (   317,009)
  Cash distributions         (   715,000) ( 36,000)  (   751,000)
                               ---------    ------     ---------

Balance, Dec. 31, 1995        $3,039,715  ($99,615)   $2,940,100
                               =========    ======     =========








                The accompanying notes are an integral
             part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-C
                   Combined Statements of Cash Flows
         For the Years Ended December 31, 1995, 1994, and 1993

                                  1995          1994          1993
                              ------------  ------------  ------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income (loss)           ($  317,009)   $   14,675    $    2,513
  Adjustments to reconcile
    net income (loss) to
    net cash provided by
    operating activities:
    Depreciation, depletion,
      and amortization of oil
      and gas properties          664,376     1,295,299       973,115
    Impairment provision          245,324          -             -
    (Gain) loss on sale of
      oil and gas properties  (    13,807)  (    11,076)       11,756
    (Increase) decrease in
      accounts receivable     (     3,127)       72,543        13,316
    Increase (decrease) in
      accounts payable             10,952   (     8,557)       28,455
    Increase in deferred
      charge                  (    49,148)  (    27,159)  (   183,634)
    Increase (decrease) in
      gas imbalance payable   (    45,047)  (   104,745)      209,684
    Increase in accrued
      liability                    16,127        50,653        71,878
                                ---------     ---------     ---------
  Net cash provided by
    operating activities       $  508,641    $1,281,633    $1,127,083
                                ---------     ---------     ---------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures        ($   77,297)  ($   58,552)  ($   52,946)
  Proceeds from sale of
    oil and gas properties         21,108         4,143       111,780
                                ---------     ---------     ---------
  Net cash provided (used)
    by investing activities   ($   56,189)  ($   54,409)   $   58,834
                                ---------     ---------     ---------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Cash distributions          ($  751,000)  ($1,146,500)  ($1,205,562)
                                ---------     ---------     ---------
  Net cash used by financing
    activities                ($  751,000)  ($1,146,500)  ($1,205,562)
                                ---------     ---------     ---------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS   ($  298,548)   $   80,724   ($   19,645)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD          380,901       300,177       319,822
                                ---------     ---------     ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD             $   82,353    $  380,901    $  300,177
                                =========     =========     =========







                The accompanying notes are an integral
             part of these combined financial statements.

                   REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
GEODYNE PRODUCTION PARTNERSHIP II-D

     We have audited the combined balance sheets of the Geodyne Energy Income Limited Partnership II-D, an Oklahoma limited partnership, and Geodyne Production Partnership II-D, an Oklahoma general partnership, as of December 31, 1995 and 1994 and the related combined statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1995, 1994, and 1993. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-D and Geodyne Production Partnership II-D at December 31, 1995 and 1994 and the combined results of their operations and cash flows for the years ended December 31, 1995, 1994, and 1993, in conformity with generally accepted accounting principles.

     As disclosed in Note 1 to the combined financial statements, the Geodyne Energy Income Limited Partnership II-D and Geodyne Production Partnership II-D changed their method of accounting for impairment of their oil and gas properties as of October 1, 1995.





                              COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
March 25, 1996

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-D
                        Combined Balance Sheets
                      December 31, 1995 and 1994

                                ASSETS
                                ------

                                           1995          1994
                                       ------------  ------------

CURRENT ASSETS:
  Cash and cash equivalents             $  317,368    $  563,613
  Accounts receivable:
    Oil and gas sales, including
      $124,908 and $121,780 due
      from related parties                 630,370       697,345
                                         ---------     ---------
    Total current assets                $  947,738    $1,260,958

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          5,394,199     7,261,978

DEFERRED CHARGE                            949,227     1,048,947
                                         ---------     ---------
                                        $7,291,164    $9,571,883
                                         =========     =========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
              -------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                      $  146,808    $  195,236
  Gas imbalance payable                    117,523       208,023
                                         ---------     ---------
    Total current liabilities           $  264,331    $  403,259

ACCRUED LIABILITY                       $  285,420    $  222,635

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($  143,473)  ($  111,528)
  Limited Partners, issued and
    outstanding, 314,878 Units           6,884,886     9,057,517
                                         ---------     ---------
    Total Partners' capital             $6,741,413    $8,945,989
                                         ---------     ---------
                                        $7,291,164    $9,571,883
                                         =========     =========


                The accompanying notes are an integral
             part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-D
                   Combined Statements of Operations
         For the Years Ended December 31, 1995, 1994, and 1993

                                  1995          1994          1993
                              ------------  ------------  ------------
REVENUES:
  Oil and gas sales, including
    $682,346, $909,348, and
    $707,391 of sales
    to related parties         $3,901,516    $4,849,160    $4,353,624
  Interest income                  14,424         9,816        10,592
  Gain (loss) on sale of oil
    and gas properties             27,963         2,133   (     5,164)
  Other income                       -             -           31,217
                                ---------     ---------     ---------
                               $3,943,903    $4,861,109    $4,390,269

COSTS AND EXPENSES:
  Lease operating              $1,854,632    $1,296,072    $1,552,331
  Production tax                  281,612       439,689       369,055
  Depreciation, depletion,
    and amortization of oil
    and gas properties          1,548,167     2,812,182     2,201,884
  Impairment provision            370,172          -             -
  General and administrative      542,896       398,240       320,137
                                ---------     ---------     ---------
                               $4,597,479    $4,946,183    $4,443,407
                                ---------     ---------     ---------
NET LOSS                      ($  653,576)  ($   85,074)  ($   53,138)
                                =========     =========     =========

GENERAL PARTNER - NET INCOME   $   44,055    $  108,234    $   85,418
                                =========     =========     =========

LIMITED PARTNERS - NET LOSS   ($  697,631)  ($  193,308)  ($  138,556)
                                =========     =========     =========

NET LOSS per Unit             ($     2.22)  ($      .61)  ($      .44)
                                =========     =========     =========

UNITS OUTSTANDING                 314,878       314,878       314,878
                                =========     =========     =========




                The accompanying notes are an integral
             part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-D
     Combined Statements of Changes in Partners' Capital (Deficit)
         For the Years Ended December 31, 1995, 1994, and 1993

                            Limited       General
                            Partners      Partner       Total
                         -------------  ----------  -------------

Balance, Dec. 31, 1992    $14,278,065   ($107,460)   $14,170,605
  Net income (loss)      (    138,556)     85,418   (     53,138)
  Cash distributions     (  2,923,684)  ( 113,220)  (  3,036,904)
                           ----------     -------     ----------
Balance, Dec. 31, 1993    $11,215,825   ($135,262)   $11,080,563
  Net income (loss)      (    193,308)    108,234   (     85,074)
  Cash distributions     (  1,965,000)  (  84,500)  (  2,049,500)
                           ----------     -------     ----------

Balance, Dec. 31, 1994    $ 9,057,517   ($111,528)   $ 8,945,989
  Net income (loss)      (    697,631)     44,055   (    653,576)
  Cash distributions     (  1,475,000)  (  76,000)  (  1,551,000)
                           ----------     -------     ----------

Balance, Dec. 31, 1995    $ 6,884,886   ($143,473)   $ 6,741,413
                           ==========     =======     ==========










                The accompanying notes are an integral
             part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-D
                   Combined Statements of Cash Flows
         For the Years Ended December 31, 1995, 1994, and 1993

                                  1995          1994          1993
                              ------------  ------------  ------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net loss                    ($  653,576)  ($   85,074)  ($   53,138)
  Adjustments to reconcile
    net loss to net cash
    provided by operating
    activities:
    Depreciation, depletion,
      and amortization of oil
      and gas properties        1,548,167     2,812,182     2,201,884
    Impairment provision          370,172          -             -
    Gain on sale of oil
      and gas properties      (    27,963)  (     2,133)  (     5,164)
    (Increase) decrease in
      deferred charge              99,720   (   506,260)         -
    Increase in accrued
      liability                    62,785        41,723          -
    Decrease in accounts
      receivable                   66,975       321,203       280,576
    Increase (decrease) in
      accounts payable        (    48,428)       31,666   (    13,874)
    Increase (decrease) in
      gas imbalance payable   (    90,500)  (    54,864)      262,887
                                ---------     ---------     ---------
  Net cash provided by
    operating activities       $1,327,352    $2,558,443    $2,673,171
                                ---------     ---------     ---------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures        ($   58,694)  ($  100,082)  ($  178,362)
  Proceeds from sale of
    oil and gas properties         36,097         7,537        10,475
                                ---------     ---------     ---------
  Net cash used by investing
    activities                ($   22,597)  ($   92,545)  ($  167,887)
                                ---------     ---------     ---------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Cash distributions          ($1,551,000)  ($2,049,500)  ($3,036,904)
                                ---------     ---------     ---------
  Net cash used by financing
    activities                ($1,551,000)  ($2,049,500)  ($3,036,904)
                                ---------     ---------     ---------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS   ($  246,245)   $  416,398   ($  531,620)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD          563,613       147,215       678,835
                                ---------     ---------     ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD             $  317,368    $  563,613    $  147,215
                                =========     =========     =========







                The accompanying notes are an integral
             part of these combined financial statements.

                   REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
GEODYNE PRODUCTION PARTNERSHIP II-E

     We have audited the combined balance sheets of the Geodyne Energy Income Limited Partnership II-E, an Oklahoma limited partnership, and Geodyne Production Partnership II-E, an Oklahoma general partnership, as of December 31, 1995 and 1994 and the related combined statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1995, 1994, and 1993. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-E and Geodyne Production Partnership II-E at December 31, 1995 and 1994 and the combined results of their operations and cash flows for the years ended December 31, 1995, 1994, and 1993, in conformity with generally accepted accounting principles.

     As disclosed in Note 1 to the combined financial statements, the Geodyne Energy Income Limited Partnership II-E and Geodyne Production Partnership II-E changed their method of accounting for impairment of their oil and gas properties as of October 1, 1995.



                              COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
March 25, 1996

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-E
                        Combined Balance Sheets
                      December 31, 1995 and 1994

                                ASSETS
                                ------

                                           1995          1994
                                       ------------  ------------

CURRENT ASSETS:
  Cash and cash equivalents             $  201,042    $  260,348
  Accounts receivable:
    Oil and gas sales, including
      $122,758 and $90,940 due
      from related parties                 409,630       355,365
                                         ---------     ---------
    Total current assets                $  610,672    $  615,713

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          5,293,979     7,062,612

DEFERRED CHARGE                            374,745       438,881
                                         ---------     ---------
                                        $6,279,396    $8,117,206
                                         =========     =========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
              -------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                      $   90,392    $   97,077
  Gas imbalance payable                     84,265        41,780
                                         ---------     ---------
    Total current liabilities           $  174,657    $  138,857

ACCRUED LIABILITY                       $  134,283    $  180,097

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($  122,950)  ($  104,398)
  Limited Partners, issued and
    outstanding, 228,821 Units           6,093,406     7,902,650
                                         ---------     ---------
    Total Partners' capital             $5,970,456    $7,798,252
                                         ---------     ---------
                                        $6,279,396    $8,117,206
                                         =========     =========


                The accompanying notes are an integral
             part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-E
                   Combined Statements of Operations
         For the Years Ended December 31, 1995, 1994, and 1993

                                  1995          1994          1993
                              ------------  ------------  ------------

REVENUES:
  Oil and gas sales, including
    $593,218, $618,067, and
    $456,173 of sales
    to related parties         $2,297,409    $2,480,706    $2,572,564
  Interest income                   5,942         5,481         8,726
  Gain (loss) on sale of oil
    and gas properties             15,120         1,475   (     3,053)
  Other income                       -            4,361         2,944
                                ---------     ---------     ---------
                               $2,318,471    $2,492,023    $2,581,181

COSTS AND EXPENSES:
  Lease operating              $  965,824    $  725,707    $  785,782
  Production tax                  182,683       218,191       205,443
  Depreciation, depletion,
    and amortization of oil
    and gas properties          1,358,410     2,075,423     1,830,465
  Impairment provision            465,045          -             -
  General and administrative      616,305       271,833       233,659
                                ---------     ---------     ---------
                               $3,588,267    $3,291,154    $3,055,349
                                ---------     ---------     ---------
NET LOSS                      ($1,269,796)  ($  799,131)  ($  474,168)
                                =========     =========     =========

GENERAL PARTNER - NET INCOME   $    9,448    $   43,060    $   49,510
                                =========     =========     =========

LIMITED PARTNERS - NET LOSS   ($1,279,244)  ($  842,191)  ($  523,678)
                                =========     =========     =========

NET LOSS per Unit             ($     5.59)  ($     3.68)  ($     2.29)
                                =========     =========     =========

UNITS OUTSTANDING                 228,821       228,821       228,821
                                =========     =========     =========


                The accompanying notes are an integral
             part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-E
     Combined Statements of Changes in Partners' Capital (Deficit)
         For the Years Ended December 31, 1995, 1994, and 1993

                            Limited       General
                            Partners      Partner       Total
                         -------------  ----------  -------------

Balance, Dec. 31, 1992    $12,151,338   ($ 80,783)   $12,070,555
  Net income (loss)      (    523,678)     49,510   (    474,168)
  Cash distributions     (  1,787,819)  (  63,685)  (  1,851,504)
                           ----------     -------     ----------
Balance, Dec. 31, 1993    $ 9,839,841   ($ 94,958)   $ 9,744,883
  Net income (loss)      (    842,191)     43,060   (    799,131)
  Cash distributions     (  1,095,000)  (  52,500)  (  1,147,500)
                           ----------     -------     ----------

Balance, Dec. 31, 1994    $ 7,902,650   ($104,398)   $ 7,798,252
  Net income (loss)      (  1,279,244)      9,448   (  1,269,796)
  Cash distributions     (    530,000)  (  28,000)  (    558,000)
                           ----------     -------     ----------

Balance, Dec. 31, 1995    $ 6,093,406   ($122,950)   $ 5,970,456
                           ==========     =======     ==========



                The accompanying notes are an integral
             part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-E
                   Combined Statements of Cash Flows
         For the Years Ended December 31, 1995, 1994, and 1993

                                  1995          1994          1993
                              ------------  ------------  ------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net loss                    ($1,269,796)  ($  799,131)  ($  474,168)
  Adjustments to reconcile
    net loss to net cash
    provided by operating
    activities:
    Depreciation, depletion,
      and amortization of oil
      and gas properties        1,358,410     2,075,423     1,830,465
    Impairment provision          465,045          -             -
    (Gain) loss on sale of
      oil and gas properties  (    15,120)  (     1,475)        3,053
    (Increase) decrease in
      accounts receivable     (    54,265)      223,408       117,099
    Decrease in accounts
      payable                 (     6,685)  (    13,503)  (    12,573)
    Increase (decrease) in gas
      imbalance payable            42,485   (     3,938)       45,718
    Increase (decrease) in
      accrued liability       (    45,814)       60,855       119,242
    (Increase) decrease in
      deferred charge              64,136   (   322,362)  (   116,519)
                                ---------     ---------     ---------
  Net cash provided by
    operating activities       $  538,396    $1,219,277    $1,512,317
                                ---------     ---------     ---------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures        ($   82,764)  ($   44,274)  ($   62,161)
  Proceeds from sale of
    oil and gas properties         43,062         2,308         1,749
                                ---------     ---------     ---------
Net cash used by
  investing activities        ($   39,702)  ($   41,966)  ($   60,412)
                                ---------     ---------     ---------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Cash distributions          ($  558,000)  ($1,147,500)  ($1,851,504)
                                ---------     ---------     ---------
  Net cash used by financing
    activities                ($  558,000)  ($1,147,500)  ($1,851,504)
                                ---------     ---------     ---------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS   ($   59,306)   $   29,811   ($  399,599)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD          260,348       230,537       630,136
                                ---------     ---------     ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD             $  201,042    $  260,348    $  230,537
                                =========     =========     =========






                The accompanying notes are an integral
             part of these combined financial statements.

                   REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
GEODYNE PRODUCTION PARTNERSHIP II-F

     We have audited the combined balance sheets of the Geodyne Energy Income Limited Partnership II-F, an Oklahoma limited partnership, and Geodyne Production Partnership II-F, an Oklahoma general partnership, as of December 31, 1995 and 1994 and the related combined statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1995, 1994, and 1993. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-F and Geodyne Production Partnership II-F at December 31, 1995 and 1994 and the combined results of their operations and cash flows for the years ended December 31, 1995, 1994, and 1993, in conformity with generally accepted accounting principles.

     As disclosed in Note 1 to the combined financial statements, the Geodyne Energy Income Limited Partnership II-F and Geodyne Production Partnership II-F changed their method of accounting for impairment of their oil and gas properties as of October 1, 1995.




                              COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
March 25, 1996

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-F
                        Combined Balance Sheets
                      December 31, 1995 and 1994

                                ASSETS
                                ------

                                           1995          1994
                                       ------------  ------------
CURRENT ASSETS:
  Cash and cash equivalents             $  325,816    $  237,397
  Accounts receivable:
    Oil and gas sales, including
      $66,788 and $61,777 due
      from related parties                 352,473       321,964
                                         ---------     ---------
    Total current assets                $  678,289    $  559,361

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          4,936,055     6,309,820

DEFERRED CHARGE                            119,115        98,251
                                         ---------     ---------
                                        $5,733,459    $6,967,432
                                         =========     =========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
              -------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                      $   79,348    $   65,394
  Gas imbalance payable                     23,373        43,583
                                         ---------     ---------
    Total current liabilities           $  102,721    $  108,977

ACCRUED LIABILITY                       $   23,330    $   40,102

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($   84,377)  ($   80,063)
  Limited Partners, issued and
    outstanding, 171,400 Units           5,691,785     6,898,416
                                         ---------     ---------
    Total Partners' capital             $5,607,408    $6,818,353
                                         ---------     ---------
                                        $5,733,459    $6,967,432
                                         =========     =========



                The accompanying notes are an integral
             part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
             GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-F
                   Combined Statements of Operations
         For the Years Ended December 31, 1995, 1994, and 1993

                                      1995         1994        1993
                                  ------------  ----------  ----------
REVENUES:
  Oil and gas sales, including
    $367,527, $543,786, and
    $309,628 of sales
    to related parties             $2,028,592   $2,316,564  $2,636,304
  Interest income                       9,818        8,634       8,936
  Gain on sale of oil
    and gas properties                 27,433        1,130         874

                                    ---------    ---------   ---------
                                   $2,065,843   $2,326,328  $2,646,114

COSTS AND EXPENSES:
  Lease operating                  $  522,525   $  582,556  $  496,440
  Production tax                      139,134      195,080     185,532
  Depreciation, depletion,
    and amortization of oil
    and gas properties              1,036,058    1,269,912   1,591,424
  Impairment provision                312,270         -           -
  General and administrative          200,801      204,758     176,202
  Other                                  -            -          1,037
                                    ---------    ---------   ---------
                                   $2,210,788   $2,252,306  $2,450,635
                                    ---------    ---------   ---------
NET INCOME (LOSS)                 ($  144,945)  $   74,022  $  195,479

                                    =========    =========   =========

GENERAL PARTNER - NET INCOME       $   46,686   $   54,498  $   73,431
                                    =========    =========   =========

LIMITED PARTNERS - NET INCOME
  (LOSS)                          ($  191,631)  $   19,524  $  122,048

                                    =========    =========   =========

NET INCOME (LOSS) per Unit        ($     1.12)  $      .11  $      .71
                                    =========    =========   =========

UNITS OUTSTANDING                     171,400      171,400     171,400
                                    =========    =========   =========


                The accompanying notes are an integral
             part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-F
     Combined Statements of Changes in Partners' Capital (Deficit)
         For the Years Ended December 31, 1995, 1994, and 1993


                              Limited      General
                              Partners     Partner       Total
                            ------------  ---------  ------------

Balance, Dec. 31, 1992       $9,857,985   ($49,422)   $9,808,563
  Net income                    122,048     73,431       195,479
  Cash distributions        ( 1,521,141)  ( 76,570)  ( 1,597,711)
                              ---------     ------     ---------

Balance, Dec. 31, 1993       $8,458,892   ($52,561)   $8,406,331
  Net income                     19,524     54,498        74,022
  Cash distributions        ( 1,580,000)  ( 82,000)  ( 1,662,000)
                              ---------     ------     ---------

Balance, Dec. 31, 1994       $6,898,416   ($80,063)   $6,818,353
  Net income (loss)         (   191,631)    46,686   (   144,945)
  Cash distributions        ( 1,015,000)  ( 51,000)  ( 1,066,000)
                              ---------     ------     ---------

Balance, Dec. 31, 1995       $5,691,785   ($84,377)   $5,607,408
                              =========     ======     =========


                The accompanying notes are an integral
             part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-F
                   Combined Statements of Cash Flows
         For the Years Ended December 31, 1995, 1994, and 1993

                                  1995          1994          1993
                              ------------  ------------  ------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income (loss)           ($  144,945)   $   74,022    $  195,479
  Adjustments to reconcile
    net income (loss) to
    net cash provided by
    operating activities:
    Depreciation, depletion,
      and amortization of oil
      and gas properties        1,036,058     1,269,912     1,591,424
    Impairment provision          312,270          -             -
    Gain on sale of oil
      and gas properties      (    27,433)  (     1,130)  (       874)
    (Increase) decrease in
      accounts receivable     (    30,509)       89,992        39,952
    Increase (decrease) in
      accounts payable             13,954         4,291   (    62,727)
    Increase in deferred
      charge                  (    20,864)  (    52,880)  (    45,371)
    Increase (decrease) in
      gas imbalance payable   (    20,210)        2,965   (       242)
    Increase (decrease) in
      accrued liability       (    16,772)        4,006        36,096
                                ---------     ---------     ---------
  Net cash provided by
    operating activities       $1,101,549    $1,391,178    $1,753,737
                                ---------     ---------     ---------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures        ($   18,171)  ($   38,920)  ($   48,016)
  Proceeds from sale of
    oil and gas properties         71,041         2,412        12,531
                                ---------     ---------     ---------
Net cash provided (used) by
  investing activities         $   52,870   ($   36,508)  ($   35,485)
                                ---------     ---------     ---------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Cash distributions          ($1,066,000)  ($1,662,000)  ($1,597,711)
                                ---------     ---------     ---------
  Net cash used by financing
    activities                ($1,066,000)  ($1,662,000)  ($1,597,711)
                                ---------     ---------     ---------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS    $   88,419   ($  307,330)   $  120,541

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD          237,397       544,727       424,186
                                ---------     ---------     ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD             $  325,816    $  237,397    $  544,727
                                =========     =========     =========






                The accompanying notes are an integral
             part of these combined financial statements.

                   REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
GEODYNE PRODUCTION PARTNERSHIP II-G

     We have audited the combined balance sheets of the Geodyne Energy Income Limited Partnership II-G, an Oklahoma limited partnership, and Geodyne Production Partnership II-G, an Oklahoma general partnership, as of December 31, 1995 and 1994 and the related combined statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1995, 1994, and 1993. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-G and Geodyne Production Partnership II-G at December 31, 1995 and 1994 and the combined results of their operations and cash flows for the years ended December 31, 1995, 1994, and 1993, in conformity with generally accepted accounting principles.

     As disclosed in Note 1 to the combined financial statements, the Geodyne Energy Income Limited Partnership II-G and Geodyne Production Partnership II-G changed their method of accounting for impairment of their oil and gas properties as of October 1, 1995.




                              COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
March 25, 1996

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-G
                        Combined Balance Sheets
                      December 31, 1995 and 1994

                                ASSETS
                                ------

                                         1995           1994
                                     -------------  -------------
CURRENT ASSETS:
  Cash and cash equivalents           $   661,921    $   492,117
  Accounts receivable:
    Oil and gas sales, including
      $141,036 and $130,572 due
      from related parties                748,457        687,939
                                       ----------     ----------
    Total current assets              $ 1,410,378    $ 1,180,056

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method        10,851,397     14,057,651

DEFERRED CHARGE                           257,374        219,078
                                       ----------     ----------
                                      $12,519,149    $15,456,785
                                       ==========     ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
              -------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                    $   176,095    $   139,970
  Gas imbalance payable                    50,501         94,414
                                       ----------     ----------
    Total current liabilities         $   226,596    $   234,384

ACCRUED LIABILITY                     $    50,802    $    90,341

PARTNERS' CAPITAL (DEFICIT):
  General Partner                    ($   197,620)  ($   181,500)
  Limited Partners, issued and
    outstanding, 372,189 Units         12,439,371     15,313,560
                                       ----------     ----------
    Total Partners' capital           $12,241,751    $15,132,060
                                       ----------     ----------
                                      $12,519,149    $15,456,785
                                       ==========     ==========

                The accompanying notes are an integral
             part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-G
                   Combined Statements of Operations
         For the Years Ended December 31, 1995, 1994, and 1993

                                   1995          1994         1993
                               ------------  ------------  ----------
REVENUES:
  Oil and gas sales, including
    $776,211, $1,150,665,
    and $656,517 of sales
    to related parties          $4,348,087    $5,116,776   $5,581,221
  Interest income                   20,378        19,121       19,559
  Gain on sale of oil
    and gas properties              51,339         1,377        1,882
  Other income                        -             -          31,784
                                 ----------    ---------    ---------

                                $4,419,804    $5,137,274   $5,634,446

COSTS AND EXPENSES:
  Lease operating               $1,152,908    $1,396,694   $1,085,377
  Production tax                   302,449       430,864      395,652
  Depreciation, depletion,
    and amortization of oil
    and gas properties           2,306,915     2,809,502    3,491,609
  Impairment provision             839,228          -            -
  General and administrative       437,613       441,568      377,079
  Other                               -           32,648         -
                                 ---------     ---------    ---------
                                $5,039,113    $5,111,276   $5,349,717
                                 ---------     ---------    ---------

NET INCOME (LOSS)              ($  619,309)   $   25,998   $  284,729
                                 =========     =========    =========

GENERAL PARTNER - NET INCOME    $   94,880    $  113,680   $  153,901
                                 =========     =========    =========

LIMITED PARTNERS - NET INCOME
(LOSS)                         ($  714,189)  ($   87,682)  $  130,828
                                 =========     =========    =========

NET INCOME (LOSS) per Unit     ($     1.92)  ($      .24)  $      .35
                                 =========     =========    =========

UNITS OUTSTANDING                  372,189       372,189      372,189
                                 =========     =========    =========


                The accompanying notes are an integral
             part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-G
     Combined Statements of Changes in Partners' Capital (Deficit)
         For the Years Ended December 31, 1995, 1994, and 1993


                            Limited       General
                            Partners      Partner       Total
                         -------------  ----------  -------------

Balance, Dec. 31, 1992    $21,770,067   ($104,626)   $21,665,441
  Net income                  130,828     153,901        284,729
  Cash distributions     (  3,254,653)  ( 171,455)  (  3,426,108)
                           ----------     -------     ----------

Balance, Dec. 31, 1993    $18,646,242   ($122,180)   $18,524,062
  Net income (loss)      (     87,682)    113,680         25,998
  Cash distributions     (  3,245,000)  ( 173,000)  (  3,418,000)
                           ----------     -------     ----------

Balance, Dec. 31, 1994    $15,313,560   ($181,500)   $15,132,060
  Net income (loss)      (    714,189)     94,880   (    619,309)
  Cash distributions     (  2,160,000)  ( 111,000)  (  2,271,000)
                           ----------     -------     ----------

Balance, Dec. 31, 1995    $12,439,371   ($197,620)   $12,241,751
                           ==========     =======     ==========







                The accompanying notes are an integral
             part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-G
                   Combined Statements of Cash Flows
         For the Years Ended December 31, 1995, 1994, and 1993

                                  1995          1994          1993
                              ------------  ------------  ------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income (loss)           ($  619,309)   $   25,998    $  284,729
  Adjustments to reconcile
    net income (loss) to
    net cash provided by
      operating activities:
    Depreciation, depletion,
      and amortization of oil
      and gas properties        2,306,915     2,809,502     3,491,609
    Impairment provision          839,228          -             -
    Gain on sale of oil
      and gas properties      (    51,339)  (     1,377)  (     1,882)
    (Increase) decrease in
      accounts receivable     (    60,518)      217,929        58,369
    Increase (decrease) in
      accounts payable             36,125         9,959   (   131,587)
    Increase in deferred
      charge                  (    38,296)  (   122,766)  (    96,312)
    Increase (decrease) in
      gas imbalance payable   (    43,913)        2,370        16,380
    Increase (decrease) in
      accrued liability       (    39,539)       10,876        79,465
                                ---------     ---------     ---------
  Net cash provided by
    operating activities       $2,329,354    $2,952,491    $3,700,771
                                ---------     ---------     ---------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures        ($   40,899)  ($  114,454)  ($  101,498)
  Proceeds from sale of
    oil and gas properties        152,349         5,546        23,883
                                ---------     ---------     ---------
  Net cash provided (used) by
    investing activities       $  111,450   ($  108,908)  ($   77,615)
                                ---------     ---------     ---------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Cash distributions          ($2,271,000)  ($3,418,000)  ($3,426,108)
                                ---------     ---------     ---------
  Net cash used by financing
    activities                ($2,271,000)  ($3,418,000)  ($3,426,108)
                                ---------     ---------     ---------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS    $  169,804   ($  574,417)   $  197,048

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD          492,117     1,066,534       869,486
                                ---------     ---------     ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD             $  661,921    $  492,117    $1,066,534
                                =========     =========     =========

















                The accompanying notes are an integral
             part of these combined financial statements.

                   REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
GEODYNE PRODUCTION PARTNERSHIP II-H

     We have audited the combined balance sheets of the Geodyne Energy Income Limited Partnership II-H, an Oklahoma limited partnership, and Geodyne Production Partnership II-H, an Oklahoma general partnership, as of December 31, 1995 and 1994 and the related combined statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1995, 1994, and 1993. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-H and Geodyne Production Partnership II-H at December 31, 1995 and 1994 and the combined results of their operations and cash flows for the years ended December 31, 1995, 1994, and 1993, in conformity with generally accepted accounting principles.

     As disclosed in Note 1 to the combined financial statements, the Geodyne Energy Income Limited Partnership II-H and Geodyne Production Partnership II-H changed their method of accounting for impairment of their oil and gas properties as of October 1, 1995.





                              COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
March 25, 1996

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-H
                        Combined Balance Sheets
                      December 31, 1995 and 1994

                                ASSETS
                                ------

                                           1995          1994
                                       ------------  ------------
CURRENT ASSETS:
  Cash and cash equivalents             $  158,812    $  124,102
  Accounts receivable:
    Oil and gas sales, including
      $33,220 and $30,807 due
      from related parties                 179,505       166,834
                                         ---------     ---------
    Total current assets                $  338,317    $  290,936

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          2,624,277     3,449,374

DEFERRED CHARGE                             62,062        49,839
                                         ---------     ---------
                                        $3,024,656    $3,790,149
                                         =========     =========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
              -------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                      $   45,404    $   33,996
  Gas imbalance payable                     11,211        18,690
                                         ---------     ---------
    Total current liabilities           $   56,615    $   52,686

ACCRUED LIABILITY                       $   12,779    $   22,681

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($   47,635)  ($   42,167)
  Limited Partners, issued and
    outstanding, 91,711 Units            3,002,897     3,756,949
                                         ---------     ---------
    Total Partners' capital             $2,955,262    $3,714,782
                                         ---------     ---------
                                        $3,024,656    $3,790,149
                                         =========     =========



                The accompanying notes are an integral
             part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-H
                   Combined Statements of Operations
         For the Years Ended December 31, 1995, 1994, and 1993

                                  1995          1994          1993
                              ------------  ------------  ------------
REVENUES:
  Oil and gas sales, including
    $182,878, $272,053, and
    $155,801 of sales
    to related parties         $1,042,735    $1,208,886    $1,367,514
  Interest income                   4,721         4,315         4,346
  Gain (loss) on sale of
    oil and gas properties         11,436         4,175   (     4,271)
                                ---------     ---------     ---------

                               $1,058,892    $1,217,376    $1,367,589

COSTS AND EXPENSES:
  Lease operating              $  284,635    $  322,897    $  271,395
  Production tax                   74,349       104,796        98,672
  Depreciation, depletion,
    and amortization of oil
    and gas properties            550,384       699,724       843,501
  Impairment provision            259,808          -             -
  General and administrative      107,236       110,634        96,260
  Other                              -             -              361
                                ---------     ---------     ---------
                               $1,276,412    $1,238,051    $1,310,189
                                ---------     ---------     ---------
NET INCOME (LOSS)             ($  217,520)  ($   20,675)   $   57,400
                                =========     =========     =========

GENERAL PARTNER - NET INCOME   $   21,532    $   26,955    $   36,610
                                =========     =========     =========

LIMITED PARTNERS - NET INCOME
(LOSS)                        ($  239,052)  ($   47,630)   $   20,790
                                =========     =========     =========

NET INCOME (LOSS) per Unit    ($     2.61)  ($      .52)   $      .23
                                =========     =========     =========

UNITS OUTSTANDING                  91,711        91,711        91,711
                                =========     =========     =========




                The accompanying notes are an integral
             part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-H
     Combined Statements of Changes in Partners' Capital (Deficit)
         For the Years Ended December 31, 1995, 1994, and 1993


                              Limited      General
                              Partners     Partner       Total
                            ------------  ---------  ------------

Balance, Dec. 31, 1992       $5,349,318   ($26,477)   $5,322,841
  Net income                     20,790     36,610        57,400
  Cash distributions        (   795,529)  ( 39,255)  (   834,784)
                              ---------     ------     ---------
Balance, Dec. 31, 1993       $4,574,579   ($29,122)   $4,545,457
  Net income (loss)         (    47,630)    26,955   (    20,675)
  Cash distributions        (   770,000)  ( 40,000)  (   810,000)
                              ---------     ------     ---------

Balance, Dec. 31, 1994       $3,756,949   ($42,167)   $3,714,782
  Net income (loss)         (   239,052)   $21,532   (   217,520)
  Cash distributions        (   515,000)  ( 27,000)  (   542,000)
                              ---------     ------     ---------

Balance, Dec. 31, 1995       $3,002,897   ($47,635)   $2,955,262
                              =========     ======     =========









                The accompanying notes are an integral
             part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-H
                   Combined Statements of Cash Flows
         For the Years Ended December 31, 1995, 1994, and 1993

                                       1995        1994        1993
                                    ----------  ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                 ($217,520)  ($ 20,675)   $ 57,400
  Adjustments to reconcile
    net income (loss) to net
    cash provided by operating
    activities:
    Depreciation, depletion,
      and amortization of oil
      and gas properties              550,384     699,724     843,501
    Impairment provision              259,808        -           -
    (Gain) loss on sale of oil
      and gas properties            (  11,436)  (   4,175)      4,271
    (Increase) decrease in
      accounts receivable           (  12,671)     46,724      17,824
    Increase (decrease) in
      accounts payable                 11,408       1,874   (  30,118)
    Increase in deferred
      charge                        (  12,223)  (  25,782)  (  24,057)
    Decrease in gas
      imbalance payable             (   7,479)  (   1,905)  (  10,490)
    Increase (decrease) in
      accrued liability             (   9,902)      2,727      19,954
                                      -------     -------     -------
  Net cash provided by
    operating activities             $550,369    $698,512    $878,285
                                      -------     -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures              ($ 10,563)  ($ 21,559)  ($ 24,059)
  Proceeds from sale of
    oil and gas properties             36,904       1,585       5,830
                                      -------     -------     -------
Net cash provided (used) by
  investing activities               $ 26,341   ($ 19,974)  ($ 18,229)
                                      -------     -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Cash distributions                ($542,000)  ($810,000)  ($834,784)
                                      -------     -------     -------
  Net cash used by financing
    activities                      ($542,000)  ($810,000)  ($834,784)
                                      -------     -------     -------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS          $ 34,710   ($131,462)   $ 25,272

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD              124,102     255,564     230,292
                                      -------     -------     -------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                   $158,812    $124,102    $255,564
                                      =======     =======     ======

















                The accompanying notes are an integral
             part of these combined financial statements.

                   GEODYNE ENERGY INCOME PROGRAM II
                Notes to Combined Financial Statements
         For the Years Ended December 31, 1995, 1994, and 1993

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Nature of Operations

     The Geodyne Energy Income Limited Partnerships (the "Partner-ships") were formed pursuant to a public offering of depositary units ("Units"). Upon formation, investors became limited partners (the "Limited Partners") and held Units issued by each Partnership. Geodyne Properties, Inc. is the general partner of each Partnership. Each Partnership is a general partner in the related Geodyne Production Partnership (the "Production Partnership") in which Geodyne Production Company serves as the managing partner. Geodyne Properties, Inc. and Geodyne Production Company are both wholly-owned subsidiaries of Geodyne Resources, Inc. Limited Partner capital contributions were contributed to the related Production Partnerships for investment in producing oil and gas properties. The Partnerships were activated on the following dates with the following Limited Partner capital contributions.

                                              Limited
                           Date of         Partner Capital
      Partnership        Activation         Contributions
      -----------    ------------------    ---------------

         II-A        July 22, 1987          $48,428,300
         II-B        October 14,1987         36,171,900
         II-C        January 14, 1988        15,462,100
         II-D        May 10, 1988            31,487,800
         II-E        September 27, 1988      22,882,100
         II-F        January 5, 1989         17,140,000
         II-G        April 10, 1989          37,218,900
         II-H        May 17, 1989             9,171,100

     For purposes of these financial statements, the Partnerships and Production Partnerships are collectively referred to as the
"Partnerships" and the general partner and managing partner are collectively referred to as the "General Partner".

     The General Partner and its affiliates owned the following Units at December 31, 1995:

                        Number of        Percent of
        Partnership    Units Owned    Outstanding Units
        -----------    -----------    -----------------
           II-A         45,222.0            9.3%
           II-B         36,166.0           10.0%
           II-C         15,997.0           10.3%
           II-D         27,295.5            8.7%
           II-E         22,900.0           10.0%
           II-F         15,370.0            9.0%
           II-G         26,846.0            7.2%
           II-H         10,767.0           11.7%

The Partnerships' sole business is the development and production of oil and natural gas. Substantially all of the Partnerships' natural gas reserves are being sold regionally in the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines.

     Allocation of Costs and Revenues

     The combination of the allocation provisions in each Partner-ship's limited partnership agreement and each Production Partnership's partnership agreement (collectively, the "Partnership Agreement") results in allocations of costs and income between the Limited Partners and General Partner as follows:

                             Before Payout        After Payout
                           ------------------  ------------------
                           General   Limited   General   Limited
                           Partner   Partners  Partner   Partners
                           --------  --------  --------  --------
        Costs(1)
- ------------------------
Sales commissions, pay-
  ment for organization
  and offering costs
  and management fee         1%        99%         -         -
Property acquisition
  costs                      1%        99%         1%       99%
Identified development
  drilling                   1%        99%         1%       99%
Development drilling(2)      5%        95%        15%       85%
General and administra-
  tive costs, direct
  administrative costs
  and operating costs(2)     5%        95%        15%       85%

        Income(1)
- -----------------------
Temporary investments of
  Limited Partners'
  subscriptions              1%        99%         1%       99%
Income from oil and gas
  production(2)              5%        95%        15%       85%
Gain on sale of produc-
  ing properties(2)          5%        95%        15%       85%
All other income(2)          5%        95%        15%       85%

- ----------

(1) The allocations in the table result generally from the combined effect of the allocation provisions in the Partnership Agreements. For example, the costs incurred in development drilling are allocated 95.9596% to the limited partnership and 4.0404% to the managing partner. The 95.9596% portion of these costs allocated to the limited partnership, when passed through the limited partnership, is further allocated 99% to the limited partners and 1% to the general partner. In this manner the Limited Partners are allocated 95% of such costs and the General Partner is allocated 5% of such costs.
(2) If at payout, the Limited Partners have received distributions at an annual rate less than 12% of their subscriptions, the percentage of income and costs allocated to the general partner and managing partner will increase to only 10% and the Limited Partners will decrease to only 90%. Thereafter, if the distribution to Limited Partners reaches an average annual rate of 12% the allocation will change to 15% to the general partner and managing partner and 85% to the Limited Partners.


     Basis of Presentation

     These financial statements reflect  the combined accounts of each
Partnership   after   the   elimination   of   all   inter-partnership
transactions and balances.


     Cash and Cash Equivalents

     The Partnerships consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are not insured, which cause the Partnerships to be subject to risk.

     Credit Risks

     Accrued oil and gas sales which are due from a variety of oil and natural gas purchasers subject the Partnerships to a concentration of credit risk. Some of these purchasers are discussed in Note 3 - Major Customers. Subsequent to year-end, all oil and gas sales accrued as of December 31, 1995 have been collected.


     Oil and Gas Properties

     The Partnerships follow the successful efforts method of accounting for their oil and gas properties. Under the successful efforts method, the Partnerships capitalize all property acquisition costs and development costs incurred in connection with the further development of oil and gas reserves. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions, plus an allocated portion of the General Partners' property screening costs. The acquisition cost to the Partnership of properties acquired by the General Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner. Leasehold impairment for unproved properties is based upon an individual property assessment and exploratory experience. Upon discovery of commercial reserves, leasehold costs are transferred to producing properties.

     Depletion of the cost of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the units-of-production method. The depreciation, depletion, and amortization rates per equivalent barrel of oil produced during the years ended December 31, 1995, 1994, and 1993 were as follows:

             Partnership    1995     1994     1993
             -----------    -----    -----    -----

                II-A        $4.44    $6.01    $7.48
                II-B         5.09     7.22     7.83
                II-C         4.45     6.59     6.70
                II-D         3.81     6.59     6.29
                II-E         6.18     9.94     9.43
                II-F         5.29     6.27     7.64
                II-G         5.48     6.18     7.91
                II-H         5.40     6.56     7.78

     When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are retired or sold, the difference between asset cost and salvage value is charged or credited to accumulated depreciation.

     Effective October 1, 1995, the Partnerships adopted the requirements of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and Assets Held for Disposal," which is intended to establish more consistent accounting standards for measuring the recoverability of long-lived assets. SFAS No. 121 requires successful efforts companies, like the Partnerships, to evaluate the recoverability of the carrying costs of their proved oil and gas properties at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of oil and gas properties. With respect to the Partnerships' oil and gas properties, this evaluation was performed for each field, rather than for the Partnership's properties as a whole as previously allowed by the Securities and Exchange Commission ("SEC"). SFAS No. 121 provides that if the unamortized costs of oil and gas properties exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. As a result of the Partnerships' adoption of SFAS No. 121, the Partnerships recorded a non-cash charge against earnings (impairment provision) during the fourth quarter of 1995 as follows:

                     Partnership     Amount
                     -----------    --------
                        II-A        $994,919
                        II-B         450,601
                        II-C         245,324
                        II-D         370,172
                        II-E         465,045
                        II-F         312,270
                        II-G         839,228
                        II-H         259,808

No such charge was recorded for any Partnership during the years ended December 31, 1994 and 1993 pursuant to the Partnerships' prior impairment policy. Impairment provisions do not impact the Partnerships' cash flows from operating activities; however, they do impact the amount of General Partner and Limited Partner capital. The risk that the Partnerships will be required to record such impairment provisions in the future increases when oil and gas prices are depressed. Accordingly, the II-A and II-D Partnerships have eleven fields, the II-B Partnership has four fields, the II-C Partnership has ten fields, the II-E Partnership has thirteen fields, the II-F and II-G Partnerships have nine fields, and the II-H Partnership has seven fields in which it is reasonably possible that a write-down will be incurred in the near term if gas prices decrease below December 31, 1995 levels.


     Deferred Charge

     Deferred Charge represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. At December 1995 and 1994, cumulative total gas sales volumes for underproduced wells were less than the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                          1995                     1994
                  ---------------------    ---------------------
   Partnership       Mcf       Amount         Mcf       Amount
   -----------    ---------  ----------    ---------  ----------

      II-A        1,100,703  $1,169,277    1,025,162  $  980,772
      II-B          189,899     226,303      178,402     173,300
      II-C          305,202     259,941      321,380     210,793
      II-D        1,069,431     949,227    1,203,887   1,048,947
      II-E          370,778     374,745      387,636     438,881
      II-F          179,850     119,115      129,721      98,251
      II-G          383,282     257,374      275,328     219,078
      II-H           91,013      62,062       64,650      49,839


     Accrued Liability

     Accrued liability represents charges accrued for direct operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. At December 31, 1995 and 1994, cumulative total gas sales volumes for overproduced wells exceeded the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                          1995                 1994
                    -----------------    -----------------
     Partnership      Mcf     Amount       Mcf     Amount
     -----------    -------  --------    -------  --------

        II-A        342,978  $272,667    416,713  $398,669
        II-B        261,201   301,684    380,169   369,296
        II-C        194,491   138,658    186,814   122,531
        II-D        382,457   285,420    255,521   222,635
        II-E        176,074   134,283    159,068   180,097
        II-F         47,211    23,330     52,947    40,102
        II-G        101,552    50,802    113,537    90,341
        II-H         24,489    12,779     29,421    22,681


     Oil and Gas Sales and Gas Imbalance Payable

     The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of natural gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as income when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in natural gas reserves. During such times as a Partnership's sales of gas exceed its pro rata ownership in a well, such sales are recorded as income unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. At December 31, 1995 and 1994 total sales exceeded the Partnerships' share of estimated total gas reserves as follows:


                         1995                  1994
                   -----------------    -------------------
    Partnership      Mcf     Amount       Mcf      Amount
    -----------    -------  --------    -------  ----------

       II-A         86,302  $164,837    139,711  $217,949
       II-B          8,047    15,048     12,446    18,793
       II-C         31,689    59,892     68,142   104,939
       II-D         60,893   117,523    136,857   208,023
       II-E         43,213    84,265     27,487    41,780
       II-F         11,986    23,373     27,584    43,583
       II-G         25,898    50,501     59,380    94,414
       II-H          5,749    11,211     11,681    18,690


These amounts were recorded as gas imbalance payables in accordance with the sales method.

     General and Administrative Overhead

     The General Partner and its affiliates are reimbursed for actual general and administrative costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships.


     Use of Estimates in Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Further, the deferred charge, the gas imbalance payable, and the accrued liability all involve estimates which could materially differ from the actual amounts ultimately realized or incurred in the near term. Oil and gas reserves (see Note
4) also involve significant estimates which could materially differ from the actual amounts ultimately realized.


     Income Taxes

     Income or loss for income tax purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in these financial statements.


2.   TRANSACTIONS WITH RELATED PARTIES

     The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the Partnerships, based on an allocation of actual costs incurred. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative costs for the years ended December 31, 1995, 1994, and 1993:

        Partnership      1995        1994        1993
        -----------    --------    --------    --------

           II-A        $509,772    $509,772    $509,772
           II-B         380,760     380,757     380,761
           II-C         162,756     162,759     162,683
           II-D         331,452     331,451     330,685
           II-E         240,864     240,864     240,864
           II-F         180,420     180,421     180,420
           II-G         391,776     391,778     391,788
           II-H          96,540      96,358      96,540

     Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with these activities, together with any compressor rentals, consulting, or other services provided.

     The Partnerships sell gas at market prices to Premier Gas Company ("Premier") and other similar gas marketing firms. Such firms may then resell such gas to third parties at market prices. Premier was an affiliate of the Partnerships until December 6, 1995. The following table summarizes the total amount of the Partnerships' sales to Premier during the years ended December 31, 1995, 1994, and 1993:


        Partnership       1995        1994        1993
        -----------    ----------  ----------  ----------

           II-A        $  825,515  $1,085,911  $1,063,966
           II-B           374,717     595,951     422,202
           II-C           225,948     365,980     267,852
           II-D           682,346     909,348     707,391
           II-E           593,218     618,067     456,173
           II-F           367,527     543,786     309,628
           II-G           776,211   1,150,665     656,517
           II-H           182,878     272,053     155,801


The following table summarizes the amount of the Partnerships' accrued oil and gas sales due from Premier at December 31, 1995 and 1994:


              Partnership      1995        1994
              -----------    --------    --------

                 II-A        $153,461    $107,036
                 II-B          81,240      64,669
                 II-C          46,202      41,709
                 II-D         124,908     121,780
                 II-E         122,758      90,940
                 II-F          66,788      61,777
                 II-G         141,036     130,572
                 II-H          33,220      30,807


3.   MAJOR CUSTOMERS

     The following table sets forth purchasers who individually accounted for more than ten percent of the Partnerships' combined oil and gas sales for the years ended December 31, 1995, 1994, and 1993:

Partnership            Purchaser               Percentage
- -----------    ------------------------    ---------------------
                                           1995   1994     1993
                                           -----  -----    -----

   II-A        Premier                     17.7%  17.0%    19.5%
               Hallwood Petroleum, Inc.
                 ("Hallwood")              15.5%  14.4%      - %
               Amoco Production Company
                 ("Amoco")                 14.3%  12.9%    15.8%

   II-B        Hallwood                    21.0%  18.0%      - %
               Premier                     11.7%  12.7%      - %
               Amoco                         - %    - %    11.2%

   II-C        Premier                     14.9%  16.0%    14.1%
               Amoco                         - %    - %    11.8%

   II-D        Premier                     17.5%  18.8%    16.2%

   II-E        Premier                     25.8%  24.9%    17.7%

   II-F        Premier                     18.1%  23.5%    11.7%
               Texaco Exploration and
                 Production, Inc.
                 ("Texaco")                14.1%    - %      - %
               Chevron U.S.A., Inc.
                 ("Chevron")                 - %    - %    19.7%

   II-G        Premier                     17.9%  22.5%    11.8%
               Texaco                      13.9%    - %      - %
               Chevron                       - %    - %    18.2%

   II-H        Premier                     17.5%  22.5%    11.4%
               Texaco                      13.7%    - %      - %
               Chevron                       - %    - %    15.6%


     In the event of interruption of purchases by one or more of these significant customers or the cessation or material change in availability of open access transportation by the Partnerships'
pipeline transporters, the Partnerships may encounter difficulty in marketing their gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.


4.   SUPPLEMENTAL OIL AND GAS INFORMATION

     The following supplemental information regarding the oil and gas activities of the Partnerships is presented pursuant to the disclosure requirements promulgated by the SEC.

     Capitalized Costs

     The capitalized costs and accumulated depreciation, depletion, amortization, and valuation allowance at December 31, 1995 and 1994 were as follows:


                           II-A Partnership
                            ---------------

                               1995             1994
                           -------------    -------------

   Proved properties        $36,017,026      $37,179,981
   Unproved properties,
     not subject to
     depreciation,
     depletion, and
     amortization               461,419          461,419
                             ----------       ----------
                            $36,478,445      $37,641,400

   Less accumulated
     depreciation,
     depletion, amorti-
     zation, and valua-
     tion allowance        ( 29,087,633)    ( 27,571,424)
                             ----------       ----------
       Net oil and gas
         properties         $ 7,390,812      $10,069,976
                             ==========       ==========

                           II-B Partnership
                            ---------------

                               1995             1994
                           -------------    -------------

   Proved properties        $26,611,424      $27,066,713
   Unproved properties,
     not subject to
     depreciation,
     depletion, and
     amortization               396,985          396,985
                             ----------       ----------
                            $27,008,409      $27,463,698
   Less accumulated
     depreciation,
     depletion, amorti-
     zation, and valua-
     tion allowance        ( 21,749,657)    ( 20,530,937)
                             ----------       ----------
       Net oil and gas
         properties         $ 5,258,752      $ 6,932,761
                             ==========       ==========


                           II-C Partnership
                           ----------------

                               1995             1994
                           -------------    -------------

   Proved properties        $11,807,787      $11,924,367
   Unproved properties,
     not subject to
     depreciation,
     depletion, and
     amortization                30,441           30,444
                             ----------       ----------
                            $11,838,228      $11,954,811

   Less accumulated
     depreciation,
     depletion, amorti-
     zation, and valua-
     tion allowance        (  9,265,944)    (  8,542,823)
                             ----------       ----------
       Net oil and gas
         properties         $ 2,572,284      $ 3,411,988
                             ==========       ==========

                           II-D Partnership
                           ----------------

                               1995             1994
                           -------------    -------------

   Proved properties        $22,632,078      $23,473,118
   Unproved properties,
     not subject to
     depreciation,
     depletion, and
     amortization                    16               16
                             ----------       ----------
                            $22,632,094      $23,473,134
   Less accumulated
     depreciation,
     depletion, amorti-
     zation, and valua-
     tion allowance        ( 17,237,895)    ( 16,211,156)
                             ----------       ----------
       Net oil and gas
         properties         $ 5,394,199      $ 7,261,978
                             ==========       ==========


                           II-E Partnership
                           ----------------

                               1995             1994
                           -------------    -------------

   Proved properties        $17,520,680      $18,113,344
   Unproved properties,
     not subject to
     depreciation,
     depletion, and
     amortization               680,978          680,978
                             ----------       ----------
                            $18,201,658      $18,794,322
   Less accumulated
     depreciation,
     depletion, amorti-
     zation, and valua-
     tion allowance        ( 12,907,679)    ( 11,731,710)
                             ----------       ----------
       Net oil and gas
         properties         $ 5,293,979      $ 7,062,612
                             ==========       ==========

                           II-F Partnership
                           ----------------

                               1995             1994
                           -------------    -------------

   Proved properties        $13,331,175      $13,951,294
   Unproved properties,
     not subject to
     depreciation,
     depletion, and
     amortization             1,168,905        1,168,905
                             ----------       ----------
                            $14,500,080      $15,120,199
   Less accumulated
     depreciation,
     depletion, amorti-
     zation, and valua-
     tion allowance        (  9,564,025)    (  8,810,379)
                             ----------       ----------
       Net oil and gas
         properties         $ 4,936,055      $ 6,309,820
                             ==========       ==========


                           II-G Partnership
                           ----------------

                               1995             1994
                           -------------    -------------

   Proved properties        $28,899,424      $30,209,795
   Unproved properties,
     not subject to
     depreciation,
     depletion, and
     amortization             2,612,125        2,612,125
                             ----------       ----------
                            $31,511,549      $32,821,920
   Less accumulated
     depreciation,
     depletion, amorti-
     zation, and valua-
     tion allowance        ( 20,660,152)    ( 18,764,269)
                             ----------       ----------
       Net oil and gas
         properties         $10,851,397      $14,057,651
                             ==========       ==========

                           II-H Partnership
                           ----------------

                               1995             1994
                           -------------    -------------

   Proved properties        $ 7,097,729      $ 7,417,430
   Unproved properties,
     not subject to
     depreciation,
     depletion, and
     amortization               660,832          660,832
                             ----------       ----------
                            $ 7,758,561      $ 8,078,262
   Less accumulated
     depreciation,
     depletion, amorti-
     zation, and valua-
     tion allowance        (  5,134,284)    (  4,628,888)
                             ----------       ----------
       Net oil and gas
         properties         $ 2,624,277      $ 3,449,374
                             ==========       ==========


     Costs Incurred

     The Partnerships incurred no costs in connection with oil and gas acquisition or exploration activities during the years ended December 31, 1995, 1994, or 1993. Costs incurred by the Partnerships in connection with their oil and gas property development activities for the years ended December 31, 1995, 1994, and 1993 were as follows:



           Partnership      1995      1994      1993
           -----------    --------  --------  --------

              II-A        $168,118  $305,300  $215,092
              II-B         217,765   203,350   138,546
              II-C          77,297    58,552    52,946
              II-D          58,694   100,082   178,362
              II-E          82,764    44,274    62,161
              II-F          18,171    38,920    48,016
              II-G          40,899   114,454   101,498
              II-H          10,563    21,559    24,059

     Quantities of Proved Oil and Gas Reserves - Unaudited

     The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States, for the periods indicated. The proved reserves at December 31, 1995, 1994, and 1993 were estimated by petroleum engineers employed by affiliates of the Partnerships. Certain reserve information was reviewed by Ryder Scott Company Petroleum Engineers, an independent petroleum engineering firm.

                           II-A Partnership
                           ----------------


                                     Crude        Natural
                                      Oil           Gas
                                   (Barrels)       (Mcf)
                                   ---------   ------------

Proved reserves, Dec. 31, 1992      979,300     13,090,000
  Production                       (141,868)   ( 1,488,837)
  Sales of minerals in
    place                          (    700)   (    14,000)
  Revision of previous
    estimates                      (141,723)   ( 1,085,925)
                                    -------     ----------

Proved reserves, Dec. 31, 1993      695,009     10,501,238
  Production                       (150,281)   ( 2,226,658)
  Sales of minerals in
    place                          (  2,147)   (     3,261)
  Revision of previous
    estimates                       133,406      1,715,644
                                    -------     ----------

Proved reserves, Dec. 31, 1994      675,987      9,986,963
  Production                       (120,420)   ( 1,768,316)
  Sales of minerals in
    place                          (    422)   (    19,550)
  Extensions and discoveries         11,099         42,427
  Revisions of previous
    estimates                       134,010      1,361,551
                                    -------     ----------

Proved reserves, Dec. 31, 1995      700,254      9,603,075
                                    =======     ==========

PROVED DEVELOPED RESERVES:

  December 31, 1993                 694,955     10,500,601
                                    =======     ==========

  December 31, 1994                 675,948      9,816,017
                                    =======     ==========

  December 31, 1995                 700,254      9,603,075
                                    =======     ==========

                           II-B Partnership
                           ----------------


                                     Crude        Natural
                                      Oil           Gas
                                   (Barrels)       (Mcf)
                                   ---------   ------------

Proved reserves, Dec. 31, 1992      813,000      9,265,200
  Production                       (106,685)   ( 1,329,860)
  Sales of minerals in
    place                          (  1,000)   (    17,000)
  Revision of previous
    estimates                      (146,634)   ( 1,454,245)
                                    -------     ----------

Proved reserves, Dec. 31, 1993      558,681      6,464,095
  Production                       (111,099)   ( 1,649,869)
  Sales of minerals in
    place                          (  1,745)   (    19,087)
  Revision of previous
    estimates                        39,239      1,321,885
                                    -------     ----------

Proved reserves, Dec. 31, 1994      485,076      6,117,024
  Production                       ( 81,304)   ( 1,205,296)
  Sales of minerals in
    place                          (    756)   (    61,925)
  Extensions and discoveries         13,810         18,726
  Revisions of previous
    estimates                        78,699        860,574
                                    -------     ----------

Proved reserves, Dec. 31, 1995      495,525      5,729,103
                                    =======     ==========

PROVED DEVELOPED RESERVES:

  December 31, 1993                 558,671      6,463,486
                                    =======     ==========

  December 31, 1994                 485,076      5,884,070
                                    =======     ==========

  December 31, 1995                 495,525      5,729,103
                                    =======     ==========

                           II-C Partnership
                           ----------------


                                     Crude        Natural
                                      Oil           Gas
                                   (Barrels)       (Mcf)
                                   ---------   ------------

Proved reserves, Dec. 31, 1992      324,600      5,466,900
  Production                       ( 32,568)   (   675,399)
  Sales of minerals in
    place                          (    400)   (      -   )
  Revision of previous
    estimates                      ( 39,542)   (   528,066)
                                    -------     ----------

Proved reserves, Dec. 31, 1993      252,090      4,263,435
  Production                       ( 34,074)   (   975,652)
  Sales of minerals in
    place                          (     73)   (     3,673)
  Revision of previous
    estimates                         2,314        751,118
                                    -------     ----------

Proved reserves, Dec. 31, 1994      220,257      4,035,228
  Production                       ( 26,383)   (   737,277)
  Sales of minerals in
    place                          (  1,141)   (     5,265)
  Extensions and discoveries          2,810          9,289
  Revisions of previous
    estimates                        10,126        681,340
                                    -------     ----------

Proved reserves, Dec. 31, 1995      205,669      3,983,315
                                    =======     ==========

PROVED DEVELOPED RESERVES:

  December 31, 1993                 252,090      4,263,090
                                    =======     ==========

  December 31, 1994                 220,257      3,935,386
                                    =======     ==========

  December 31, 1995                 205,669      3,983,315
                                    =======     ==========

                           II-D Partnership
                           ----------------


                                     Crude        Natural
                                      Oil           Gas
                                   (Barrels)       (Mcf)
                                   ---------   ------------

Proved reserves, Dec. 31, 1992      735,800     11,821,900
  Production                       ( 92,253)   ( 1,545,516)
  Sales of minerals in
    place                              -              -
  Revision of previous
    estimates                      (247,068)     1,675,748
                                    -------     ----------

Proved reserves, Dec. 31, 1993      396,479     11,952,132
  Production                       ( 93,610)   ( 2,000,016)
  Sales of minerals in
    place                          (     20)   (    13,563)
  Revision of previous
    estimates                       137,228      1,588,157
                                    -------     ----------

Proved reserves, Dec. 31, 1994      440,077     11,526,710
  Production                       ( 88,913)   ( 1,906,303)
  Sales of minerals in
    place                          (  1,286)   (    13,896)
  Extensions and discoveries            292         28,447
  Revisions of previous
    estimates                       203,408      1,275,502
                                    -------     ----------

Proved reserves, Dec. 31, 1995      553,578     10,910,460
                                    =======     ==========

PROVED DEVELOPED RESERVES:

  December 31, 1993                 396,479     11,952,132
                                    =======     ==========

  December 31, 1994                 440,077     11,526,710
                                    =======     ==========

  December 31, 1995                 553,578     10,910,460
                                    =======     ==========

                           II-E Partnership
                           ----------------


                                     Crude        Natural
                                      Oil           Gas
                                   (Barrels)       (Mcf)
                                   ---------   ------------

Proved reserves, Dec. 31, 1992      495,800      7,687,800
  Production                       ( 68,723)   (   752,689)
  Sales of minerals in
    place                              -              -
  Revision of previous
    estimates                      (123,903)   (   771,972)
                                    -------     ----------

Proved reserves, Dec. 31, 1993      303,174      6,163,139
  Production                       ( 66,656)   (   853,317)
  Sales of minerals in
    place                          (     94)   (       748)
  Revision of previous
    estimates                         7,232        559,970
                                    -------     ----------

Proved reserves, Dec. 31, 1994      243,656      5,869,044
  Production                       ( 63,680)   (   937,469)
  Sales of minerals in
    place                          (  1,574)   (    23,318)
  Extensions and discoveries         10,194         48,960
  Revisions of previous
    estimates                       109,338      1,444,042
                                    -------     ----------

Proved reserves, Dec. 31, 1995      297,934      6,401,259
                                    =======     ==========

PROVED DEVELOPED RESERVES:

  December 31, 1993                 303,173      6,163,123
                                    =======     ==========

  December 31, 1994                 243,656      5,856,457
                                    =======     ==========

  December 31, 1995                 297,934      6,401,259
                                    =======     ==========

                           II-F Partnership
                           ----------------


                                     Crude        Natural
                                      Oil           Gas
                                   (Barrels)       (Mcf)
                                   ---------   ------------

Proved reserves, Dec. 31, 1992      518,800      6,783,200
  Production                       ( 61,194)   (   883,094)
  Sales of minerals in
    place                          (  1,600)   (     3,000)
  Revision of previous
    estimates                      ( 52,800)   (   340,369)
                                    -------     ----------

Proved reserves, Dec. 31, 1993      403,206      5,556,737
  Production                       ( 63,723)   (   833,628)
  Sales of minerals in
    place                          (    264)   (       741)
  Revision of previous
    estimates                        13,322    (    33,656)
                                    -------     ----------

Proved reserves, Dec. 31, 1994      352,541      4,688,712
  Production                       ( 54,773)   (   845,804)
  Sales of minerals in
    place                          (  4,031)   (    28,284)
  Extensions and discoveries            829        108,943
  Revisions of previous
    estimates                        60,441        815,149
                                    -------     ----------

Proved reserves, Dec. 31, 1995      355,007      4,738,716
                                    =======     ==========

PROVED DEVELOPED RESERVES:

  December 31, 1993                 402,203      5,556,698
                                    =======     ==========

  December 31, 1994                 352,541      4,657,944
                                    =======     ==========

  December 31, 1995                 355,007      4,738,716
                                    =======     ==========

                           II-G Partnership
                           ----------------


                                      Crude         Natural
                                       Oil            Gas
                                    (Barrels)        (Mcf)
                                   -----------   ------------

Proved reserves, Dec. 31, 1992      1,095,200     15,186,600
  Production                       (  128,280)   ( 1,879,891)
  Sales of minerals in
    place                          (    3,500)   (     7,000)
  Revision of previous
    estimates                      (  101,365)   ( 1,085,933)
                                    ---------     ----------

Proved reserves, Dec. 31, 1993        862,055     12,213,776
  Production                       (  134,034)   ( 1,921,696)
  Sales of minerals in
    place                          (      562)   (     2,026)
  Revision of previous
    estimates                          14,538    (    30,956)
                                    ---------     ----------

Proved reserves, Dec. 31, 1994        741,997     10,259,098
  Production                       (  115,206)   ( 1,832,915)
  Sales of minerals in
    place                          (    8,413)   (    66,454)
  Extensions and discoveries            1,737        227,933
  Revisions of previous
    estimates                         126,364      1,715,621
                                    ---------     ----------

Proved reserves, Dec. 31, 1995        746,479     10,303,283
                                    =========     ==========

PROVED DEVELOPED RESERVES:

  December 31, 1993                   862,050     12,213,695
                                    =========     ==========

  December 31, 1994                   741,997     10,194,757
                                    =========     ==========

  December 31, 1995                   746,479     10,303,283
                                    =========     ==========

                           II-H Partnership
                           ----------------


                                     Crude        Natural
                                      Oil           Gas
                                   (Barrels)       (Mcf)
                                   ---------   ------------

Proved reserves, Dec. 31, 1992      256,100      3,847,000
  Production                       ( 29,861)   (   471,281)
  Sales of minerals in
    place                          (    900)   (     2,000)
  Revision of previous
    estimates                      ( 26,654)   (   293,205)
                                    -------     ----------

Proved reserves, Dec. 31, 1993      198,685      3,080,514
  Production                       ( 31,241)   (   452,661)
  Sales of minerals in
    place                          (    142)   (       512)
  Revision of previous
    estimates                         6,580    (    59,390)
                                    -------     ----------

Proved reserves, Dec. 31, 1994      173,882      2,567,951
  Production                       ( 26,870)   (   449,854)
  Sales of minerals in
    place                          (  2,006)   (    18,719)
  Extensions and discoveries            401         52,767
  Revisions of previous
    estimates                        28,114        401,519
                                    -------     ----------

Proved reserves, Dec. 31, 1995      173,521      2,553,664
                                    =======     ==========

PROVED DEVELOPED RESERVES:

  December 31, 1993                 198,684      3,080,495
                                    =======     ==========

  December 31, 1994                 173,882      2,555,068
                                    =======     ==========

  December 31, 1995                 173,521      2,553,664
                                    =======     ==========

     Standardized Measure of Discounted Future Net Cash Flows of Proved Oil and Gas Reserves - Unaudited

     The following tables set forth each of the Partnerships' estimated future net cash flows as of December 31, 1995 relating to proved oil and gas reserves based on the standardized measure as pre-scribed in SFAS No. 69:


                                       Partnership
                              ------------------------------
                                  II-A             II-B
                              -------------    -------------

    Future cash inflows        $31,406,635      $20,046,479
    Future production and
      development costs       ( 13,349,516)    (  8,252,665)
                                ----------       ----------

        Future net cash
          flows                $18,057,119      $11,793,814

    10% discount to
      reflect timing of
      cash flows              (  5,662,382)    (  3,676,463)
                                ----------       ----------

    Standardized measure
      of discounted
      future net cash
      flows                    $12,394,737      $ 8,117,351
                                ==========       ==========

                                       Partnership
                              ------------------------------
                                  II-C             II-D
                              -------------    -------------

    Future cash inflows        $11,384,094      $31,038,959
    Future production and
      development costs       (  4,543,061)    ( 13,158,836)
                                ----------       ----------

        Future net cash
          flows                $ 6,841,033      $17,880,123

    10% discount to
      reflect timing of
      cash flows              (  2,311,483)    (  6,154,226)
                                ----------       ----------

    Standardized measure
      of discounted
      future net cash
      flows                    $ 4,529,550      $11,725,897
                                ==========       ==========


                                       Partnership
                              ------------------------------
                                  II-E             II-F
                              -------------    -------------

    Future cash inflows        $17,878,894      $15,674,089
    Future production and
      development costs       (  5,936,666)    (  4,463,134)
                                ----------       ----------

        Future net cash
          flows                $11,942,228      $11,210,955

    10% discount to
      reflect timing of
      cash flows              (  4,528,744)    (  4,508,043)
                                ----------       ----------

    Standardized measure
      of discounted
      future net cash
      flows                    $ 7,413,484      $ 6,702,912
                                ==========       ==========

                                       Partnership
                              ------------------------------
                                  II-G             II-H
                              -------------    -------------

    Future cash inflows        $33,629,734      $ 8,132,254
    Future production and
      development costs       (  9,731,423)    (  2,420,275)
                                ----------       ----------

        Future net cash
          flows                $23,898,311      $ 5,711,979

    10% discount to
      reflect timing of
      cash flows              (  9,590,596)    (  2,286,490)
                                ----------       ----------

    Standardized measure
      of discounted
      future net cash
      flows                    $14,307,715      $ 3,425,489
                                ==========       ==========


The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

                           INDEX TO EXHIBITS
                           -----------------


Number    Description
- ------    -----------

4.1 The Certificate and Agreements of Limited Partnership for the following Partnerships have been previously filed with the Securities and Exchange Commission as Exhibit 2.1 to Form 8-A filed by each Partnership on the dates shown below and are hereby incorporated by reference.

                    Partnership    Filing Date         File No.
                    -----------    ------------        --------

                       II-A        November 18, 1987   0-16388
                       II-B        November 19, 1987   0-16405
                       II-C        August 5, 1988      0-16981
                       II-D        August 5, 1988      0-16980
                       II-E        November 17, 1988   0-17320
                       II-F        June 5, 1989        0-17799
                       II-G        June 5, 1989        0-17802
                       II-H        February 20, 1990   0-18305

4.2 The Agreements of Partnership for the following Production Partnerships have been previously filed with the Securities and Exchange Commission as Exhibit 2.2 to Form 8-A filed by the related Partnerships on the dates shown below and are hereby incorporated by reference.

                    Partnership    Filing Date
                    -----------    -----------

                       II-A        November 18, 1987
                       II-B        November 19, 1987
                       II-C        August 5, 1988
                       II-D        August 5, 1988
                       II-E        November 17, 1988
                       II-F        June 5, 1989
                       II-G        June 5, 1989
                       II-H        February 20, 1990

4.3 Advisory Agreement dated as of November 24, 1992 between Samson, PaineWebber, Geodyne Resources, Geodyne Properties, Inc., Geodyne Production Company, and Geodyne Energy Company filed as Exhibit 28.3 to Registrant's Current Report on Form 8-K on December 24, 1992 and is hereby incorporated by reference.

4.4 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-A, filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated August 2, 1993 and filed with the Securities and Exchange Commission on August 10, 1993 and is hereby incorporated by reference.

4.5 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-B, filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K dated August 2, 1993 and filed with the Securities and Exchange Commission on August 10, 1993 and is hereby incorporated by reference.

4.6 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-C, filed as Exhibit 4.3 to Registrant's Current Report on Form 8-K dated August 2, 1993 and filed with the Securities and Exchange Commission on August 10, 1993 and is hereby incorporated by reference.

4.7 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-D, filed as Exhibit 4.4 to Registrant's Current Report on Form 8-K dated August 2, 1993 and filed with the Securities and Exchange Commission on August 10, 1993 and is hereby incorporated by reference.

4.8 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.5 to Registrant's Current Report on Form 8-K dated August 2, 1993 and filed with the Securities and Exchange Commission on August 10, 1993 and is hereby incorporated by reference.

4.9 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.6 to Registrant's Current Report on Form 8-K dated August 2, 1993 and filed with the Securities and Exchange Commission on August 10, 1993 and is hereby incorporated by reference.

4.10 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.7 to Registrant's Current Report on Form 8-K dated August 2, 1993 and filed with the Securities and Exchange Commission on August 10, 1993 and is hereby incorporated by reference.

4.11 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.8 to Registrant's Current Report on Form 8-K dated August 2, 1993 and filed with the Securities and Exchange Commission on August 10, 1993 and is hereby incorporated by reference.

4.12* Third Amendment to Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-E.

4.13* Third Amendment to Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-F.

4.14* Third Amendment to Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-G.

4.15* Third Amendment to Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-H.

23.1* Consent of Ryder Scott Company Petroleum Engineers for Geodyne Energy Income Limited Partnership II-A.

23.2* Consent of Ryder Scott Company Petroleum Engineers for Geodyne Energy Income Limited Partnership II-B.

23.3* Consent of Ryder Scott Company Petroleum Engineers for Geodyne Energy Income Limited Partnership II-C.

23.4* Consent of Ryder Scott Company Petroleum Engineers for Geodyne Energy Income Limited Partnership II-D.

23.5* Consent of Ryder Scott Company Petroleum Engineers for Geodyne Energy Income Limited Partnership II-E.

23.6* Consent of Ryder Scott Company Petroleum Engineers for Geodyne Energy Income Limited Partnership II-F.

23.7* Consent of Ryder Scott Company Petroleum Engineers for Geodyne Energy Income Limited Partnership II-G.

23.8* Consent of Ryder Scott Company Petroleum Engineers for Geodyne Energy Income Limited Partnership II-H.

27.1* Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-A's financial statements as of December 31, 1995 and for the year ended December 31, 1995.

27.2* Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-B's financial statements as of December 31, 1995 and for the year ended December 31, 1995.

27.3* Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-C's financial statements as of December 31, 1995 and for the year ended December 31, 1995.

27.4* Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-D's financial statements as of December 31, 1995 and for the year ended December 31, 1995.

27.5* Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-E's financial statements as of December 31, 1995 and for the year ended December 31, 1995.

27.6* Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-F's financial statements as of December 31, 1995 and for the year ended December 31, 1995.

27.7* Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-G's financial statements as of December 31, 1995 and for the year ended December 31, 1995.

27.8* Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-H's financial statements as of December 31, 1995 and for the year ended December 31, 1995.

          All other Exhibits are omitted as inapplicable.

          ----------

          * Filed herewith.