Form 10-Q
period 1996-03-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP II A; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-E; GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-G; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-H
filed 1996-05-21
CIK 824894, 826345, 833054, 833526, 842881, 850506, 851724, 854062

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1996

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

                                           II-A 73-1295505
                                           II-B 73-1303341
                                           II-C 73-1308986
                                           II-D 73-1329761
                                           II-E 73-1324751
                                           II-F 73-1330632
                                           II-G 73-1336572
              Oklahoma                     II-H 73-1342476
- ------------------------------   ----------------------------------
(State or other jurisdiction     (I.R.S. Employer Identification No.)
of incorporation or organization)

        Two West Second Street, Tulsa, Oklahoma    74103-3103
        -----------------------------------------------------
         (Address of principal executive offices)   (Zip Code)

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

                    PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                  GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS
                                         March 31,   December 31,
                                           1996          1995
                                        -----------  ------------

CURRENT ASSETS:
  Cash and cash equivalents   . . . . .  $  494,176   $  508,024
  Accounts receivable:
   Oil and gas sales, including $153,461
     due from related parties in 1995
    (Note 2) . . . . . . . . . . . . .      868,103      765,075
                                         ----------   ----------
      Total current assets  . . . . . .  $1,362,279   $1,273,099

NET OIL AND GAS PROPERTIES, utilizinge
  the successful efforts method  . . .    7,107,527    7,390,812

DEFERRED CHARGE .. . . . . . . . . . .    1,169,277    1,169,277
                                         ----------   ----------
                                         $9,639,083   $9,833,188
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . .  $  139,133   $  213,126
  Gas imbalance payable . . . . . . . .     164,837      164,837
                                         ----------   ----------
     Total current liabilities  . . . .  $  303,970   $  377,963

ACCRUED LIABILITY . . . . . . . . . . .  $  272,667   $  272,667

PARTNERS' CAPITAL (DEFICIT):
  General Partner . . . . . . . . . . . ($  332,220) ($  311,994)
  Limited Partners, issued and
   outstanding, 484,283 units   . . . .   9,394,666    9,494,552
                                         ----------   ----------
     Total Partners' capital  . . . . .  $9,062,446   $9,182,558
                                         ----------   ----------
                                         $9,639,083   $9,833,188
                                         ==========   ==========

                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                  GEODYNE PRODUCTION PARTNERSHIP II-A
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                            1996         1995
                                         ----------   ----------
REVENUES:
  Oil and gas sales, including $194,222
   of sales to related parties in 1995
   (Note 2) . . . . . . . . . . . . . .  $1,343,302   $1,246,893
  Interest income . . . . . . . . . . .       3,760        5,886
  Gain on sale of oil and gas properties        158        8,085
                                         ----------   ----------
                                         $1,347,220   $1,260,864

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .  $  411,514   $  475,793
  Production tax  . . . . . . . . . . .      76,278       79,878
  Depreciation, depletion, and amortiza-
   tion of oil and gas properties   . .     295,827      669,105
  General and administrative  . . . . .     161,750      141,881
                                         ----------   ----------
                                         $  945,369   $1,366,657
                                         ----------   ----------

NET INCOME (LOSS) . . . . . . . . . . .  $  401,851  ($  105,793)
                                         ==========   ==========
GENERAL PARTNER - NET INCOME  . . . . .  $   31,738   $   21,475
                                         ==========   ==========
LIMITED PARTNERS - NET INCOME (LOSS)  .  $  370,113  ($  127,268)
                                         ==========   ==========
NET INCOME (LOSS) per unit  . . . . . .  $      .76  ($      .26)
                                         ==========   ==========
UNITS OUTSTANDING . . . . . . . . . . .     484,283      484,283
                                         ==========   ==========

                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                  GEODYNE PRODUCTION PARTNERSHIP II-A
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                             1996         1995
                                          ----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)   . . . . . . . . .    $401,851    ($105,793)
  Adjustments to reconcile net income
   (loss) to net cash provided by operating
   activities:
   Depreciation, depletion, and amortiza-
    tion of oil and gas properties . .      295,827      669,105
   Gain on sale of oil and gas
    properties  . . . . . . . . . . . .   (     158)   (   8,085)
   (Increase) Decrease in accounts
    receivable  . . . . . . . . . . . .   ( 103,028)      70,157
   Increase in deferred charge  . . . .          -     ( 166,894)
   Decrease in accounts payable   . . .   (  73,993)         -
                                           --------     --------
  Net cash provided by operating
  activities  . . . . . . . . . . . . .    $520,499     $458,490

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .   ($ 12,860)   ($ 25,005)
  Proceeds from sale of oil and gas
   properties  . . . . . . . . . . . . .        477       16,883
                                           --------     --------
  Net cash used by investing activities   ($ 12,383)   ($  8,122)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .   ($521,964)   ($689,000)
                                           --------     --------
  Net cash used by financing activities   ($521,964)   ($689,000)
                                           --------     --------

NET DECREASE IN CASH AND CASH
 EQUIVALENTS  . . . . . . . . . . . . .   ($ 13,848)   ($238,632)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD  . . . . . . . . . . . . . .     508,024      793,694
                                           --------     --------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD . . . . . . . . . . . . . . . .    $494,176     $555,062
                                           ========     ========

                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                  GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS
                                         March 31,   December 31,
                                           1996          1995
                                        -----------  ------------

CURRENT ASSETS:
  Cash and cash equivalents   . . . . .  $  324,751   $  168,239
  Accounts receivable:
   Oil and gas sales, including $81,240
     due from related parties in 1995
    (Note 2)  . . . . . . . . . . . . .     649,931      584,133
                                         ----------   ----------
      Total current assets  . . . . . .  $  974,682   $  752,372

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method . . . .   5,026,930    5,258,752

DEFERRED CHARGE . . . . . . . . . . . .     226,303      226,303
                                         ----------   ----------
                                         $6,227,915   $6,237,427
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . .  $  106,814   $  211,226
  Gas imbalance payable . . . . . . . .      15,048       15,048
                                         ----------   ----------
     Total current liabilities  . . . .  $  121,862   $  226,274

ACCRUED LIABILITY . . . . . . . . . . .  $  301,684   $  301,684

PARTNERS' CAPITAL (DEFICIT):
  General Partner . . . . . . . . . . . ($  256,235) ($  246,438)
  Limited Partners, issued and
   outstanding, 361,719 units . . . . .   6,060,604    5,955,907
                                         ----------   ----------
     Total Partners' capital  . . . . .  $5,804,369   $5,709,469
                                         ----------   ----------
                                         $6,227,915   $6,237,427
                                         ==========   ==========

                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                  GEODYNE PRODUCTION PARTNERSHIP II-B
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                             1996         1995
                                         ----------- ------------
REVENUES:
  Oil and gas sales, including $80,613
   of sales to related parties in 1995
   (Note 2) . . . . . . . . . . . . . .  $1,031,522   $  939,063
  Interest income . . . . . . . . . . .       1,510        4,412
  Gain (Loss) on sale of oil and gas
   properties  . . . . . . . . . . . .          963  (    20,485)
                                         ----------   ----------
                                         $1,033,995   $  922,990

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .  $  300,863   $  354,205
  Production tax  . . . . . . . . . . .      58,684       54,963
  Depreciation, depletion, and amortiza-
   tion of oil and gas properties   . .     253,088      580,632
  General and administrative  . . . . .     124,787      105,922
                                         ----------   ----------
                                         $  737,422   $1,095,722
                                         ----------   ----------

NET INCOME (LOSS) . . . . . . . . . . .  $  296,573  ($  172,732)
                                         ==========   ==========
GENERAL PARTNER - NET INCOME  . . . . .  $   24,877   $   14,589
                                         ==========   ==========
LIMITED PARTNERS - NET INCOME (LOSS)  .  $  271,696  ($  187,321)
                                         ==========   ==========
NET INCOME (LOSS) per unit  . . . . . .  $      .75  ($      .52)
                                         ==========   ==========
UNITS OUTSTANDING . . . . . . . . . . .     361,719      361,719
                                         ==========   ==========


                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                  GEODYNE PRODUCTION PARTNERSHIP II-B
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                              1996         1995
                                          ----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) . . . . . . . . . .    $296,573    ($172,732)
  Adjustments to reconcile net income
   (loss) to net cash provided by operating
    activities:
   Depreciation, depletion, and amortiza-
     tion of oil and gas properties . .     253,088      580,632
   (Gain) Loss on sale of oil and gas
     properties . . . . . . . . . . . .   (     963)      20,485
   Increase in accounts receivable  . .   (  65,798)   (  15,685)
   Decrease in accounts payable   . . .   ( 104,412)   ( 110,864)
                                           --------     --------
  Net cash provided by operating
  activities  . . . . . . . . . . . . .    $378,488     $301,836

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .   ($ 21,265)   ($ 38,791)
  Proceeds from sale of oil and gas
  properties  . . . . . . . . . . . . .         963       13,549
                                           --------     --------
  Net cash used by investing activities   ($ 20,302)   ($ 25,242)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .   ($201,674)   ($521,000)
                                           --------     --------
  Net cash used by financing activities   ($201,674)   ($521,000)
                                           --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS . . . . . . . . . . . . .      $156,512   ($244,406)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD  . . . . . . . . . . . . . .      168,239     623,450
                                            --------     --------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD . . . . . . . . . . . . . . . .     $324,751    $379,044
                                            ========    ========

                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                  GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                         March 31,   December 31,
                                           1996          1995
                                       ------------  ------------
CURRENT ASSETS:
  Cash and cash equivalents   . . . . .  $  222,508   $   82,353
  Accounts receivable:
   Oil and gas sales, including $46,202
     due from related parties in 1995
    (Note 2)  . . . . . . . . . . . . .     296,451      291,365
                                         ----------   ----------
      Total current assets  . . . . . .  $  518,959   $  373,718

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method . . . .   2,438,428    2,572,284

DEFERRED CHARGE . . . . . . . . . . . .     259,941      259,941
                                         ----------   ----------
                                         $3,217,328   $3,205,943
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . .  $   42,543   $   67,293
  Gas imbalance payable . . . . . . . .      59,892       59,892
                                         ----------   ----------
     Total current liabilities  . . . .  $  102,435   $  127,185

ACCRUED LIABILITY . . . . . . . . . . .  $  138,658   $  138,658

PARTNERS' CAPITAL (DEFICIT):
  General Partner . . . . . . . . . . . ($  109,057) ($   99,615)
  Limited Partners, issued and
   outstanding, 154,621 units . . . . .   3,085,292    3,039,715
                                         ----------   ----------
     Total Partners' capital  . . . . .  $2,976,235   $2,940,100
                                         ----------   ----------
                                         $3,217,328   $3,205,943
                                         ==========   ==========

                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                  GEODYNE PRODUCTION PARTNERSHIP II-C
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                             1996         1995
                                         ----------- ------------

REVENUES:
  Oil and gas sales, including $51,515 of
   sales to related parties in 1995
   (Note 2) . . . . . . . . . . . . . .    $468,349     $432,457
  Interest income . . . . . . . . . . .         878        2,948
  Gain on sale of oil and gas properties        143        8,980
                                           --------     --------
                                           $469,370     $444,385

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .    $125,003     $150,453
  Production tax  . . . . . . . . . . .      27,823       22,889
  Depreciation, depletion, and amortiza-
   tion of oil and gas properties   . .     113,533      264,990
  General and administrative  . . . . .      53,458       46,182
                                           --------     --------
                                           $319,817     $484,514
                                           --------     --------

NET INCOME (LOSS)   . . . . . . . . . .    $149,553    ($ 40,129)
                                           ========     ========
GENERAL PARTNER - NET INCOME  . . . . .    $ 11,975     $  8,593
                                           ========     ========
LIMITED PARTNERS - NET INCOME (LOSS)  .    $137,578    ($ 48,722)
                                           ========     ========
NET INCOME (LOSS) per unit  . . . . . .    $    .89    ($    .32)
                                           ========     ========
UNITS OUTSTANDING . . . . . . . . . . .     154,621      154,621
                                           ========     ========

                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                  GEODYNE PRODUCTION PARTNERSHIP II-C
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                             1996         1995
                                          ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) . . . . . . . . . .     $149,553   ($ 40,129)
  Adjustments to reconcile net income
   (loss) to net cash provided by
    operating activities:
   Depreciation, depletion, and amortiza-
    tion of oil and gas properties . .       113,533      264,990
   Gain on sale of oil and gas
    properties  . . . . . . . . . . . .    (     143)   (   8,980)
   (Increase) Decrease in accounts
    receivable  . . . . . . . . . . . .    (   5,086)      31,889
   Decrease in accounts payable   . . .    (  24,750)   (  10,420)
   Decrease in gas imbalance payable  .          -      (  62,262)
                                            --------     --------
  Net cash provided by operating
  activities  . . . . . . . . . . . . .     $233,107     $175,088

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .     $    -      ($  3,950)
  Proceeds from sale of oil and gas
   properties  . . . . . . . . . . . . .      20,466       13,894
                                            --------     --------
  Net cash provided by investing
  activities  . . . . . . . . . . . . .     $ 20,466     $  9,944

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .    ($113,418)   ($342,000)
                                            --------     --------
  Net cash used by financing activities    ($113,418)   ($342,000)
                                            --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS  . . . . . . . . . . . . .     $140,155    ($156,968)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD  . . . . . . . . . . . . . .       82,353      380,901
                                            --------     --------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD . . . . . . . . . . . . . . . .     $222,508     $223,933
                                            ========     ========

                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                  GEODYNE PRODUCTION PARTNERSHIP II-D
                        COMBINED BALANCE SHEETS
                              (Unaudited)


                                ASSETS

                                         March 31,   December 31,
                                           1996          1995
                                        ----------- -------------

CURRENT ASSETS:
  Cash and cash equivalents   . . . . .  $  375,565   $  317,368
  Accounts receivable:
   Oil and gas sales, including $124,908
     due from related parties in 1995
    (Note 2)  . . . . . . . . . . . . .     683,792      630,370
                                         ----------   ----------
      Total current assets  . . . . . .  $1,059,357   $  947,738

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method . . . .   5,151,359    5,394,199

DEFERRED CHARGE . . . . . . . . . . . .     949,227      949,227
                                         ----------   ----------
                                         $7,159,943   $7,291,164
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . .  $  139,414   $  146,808
  Gas imbalance payable . . . . . . . .     117,523      117,523
                                         ----------   ----------
     Total current liabilities  . . . .  $  256,937   $  264,331

ACCRUED LIABILITY . . . . . . . . . . .  $  285,420   $  285,420

PARTNERS' CAPITAL (DEFICIT):
  General Partner . . . . . . . . . . . ($  203,392) ($  143,473)
  Limited Partners, issued and
   outstanding 314,878 units  . . . . .   6,820,978    6,884,886
                                         ----------   ----------
     Total Partners' capital  . . . . .  $6,617,586   $6,741,413
                                         ----------   ----------
                                         $7,159,943   $7,291,164
                                         ==========   ==========

                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                  GEODYNE PRODUCTION PARTNERSHIP II-D
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)


                                            1996         1995
                                         ----------   ----------
REVENUES:
  Oil and gas sales, including $151,962
   of sales to related parties in 1995
   (Note 2) . . . . . . . . . . . . . .  $1,058,248   $1,063,337
  Interest income . . . . . . . . . . .       2,546        4,578
  Gain on sale of oil and gas properties      -            9,291
                                         ----------   ----------
                                         $1,060,794   $1,077,206

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .  $  380,682   $  499,106
  Production tax  . . . . . . . . . . .      70,570       62,734
  Depreciation, depletion, and amortiza-
   tion of oil and gas properties   . .     200,330      633,173
  General and administrative  . . . . .     110,288       93,798
                                         ----------   ----------
                                         $  761,870   $1,288,811
                                         ----------   ----------

NET INCOME (LOSS) . . . . . . . . . . .  $  298,924  ($  211,605)
                                         ==========   ==========
GENERAL PARTNER - NET INCOME  . . . . .  $   22,832   $   14,747
                                         ==========   ==========
LIMITED PARTNERS - NET INCOME (LOSS)  .  $  276,092  ($  226,352)
                                         ==========   ==========
NET INCOME (LOSS) per unit  . . . . . .  $      .88  ($      .72)
                                         ==========   ==========
UNITS OUTSTANDING . . . . . . . . . . .     314,878      314,878
                                         ==========   ==========

                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                  GEODYNE PRODUCTION PARTNERSHIP II-D
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                             1996         1995
                                         -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) . . . . . . . . . .    $298,924    ($211,605)
  Adjustments to reconcile net income
   (loss) to net cash provided by
    operating activities:
   Depreciation, depletion, and amortiza-
    tion of oil and gas properties . .      200,330      633,173
   Gain on sale of oil and gas
    properties  . . . . . . . . . . . .        -       (   9,291)
   (Increase) Decrease in accounts
    receivable  . . . . . . . . . . . .   (  53,422)     108,833
   Decrease in accounts payable   . . .   (   7,394)   (  23,922)
   Decrease in gas imbalance payable  .           -    ( 109,252)
                                           --------     --------
  Net cash provided by operating
  activities  . . . . . . . . . . . . .    $438,438     $387,936

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .    $    -      ($ 12,702)
  Proceeds from sale of oil and gas
   properties  . . . . . . . . . . . . .     42,150       17,906
                                           --------     --------
  Net cash provided (used) by investing
   activities   . . . . . . . . . . . .    $ 42,510    ($  5,204)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .   ($422,751)   ($536,000)
                                           --------     --------
  Net cash used by financing activities   ($422,751)   ($536,500)
                                           --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS    . . . . . . . . . . . .    $ 58,197    ($142,860)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD  . . . . . . . . . . . . . .     317,368      563,613
                                           --------     --------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD . . . . . . . . . . . . . . . .    $375,565     $420,753
                                           ========     ========

                The accompanying notes are an integral part of
                      these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                  GEODYNE PRODUCTION PARTNERSHIP II-E
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                          March 31,  December 31,
                                            1996         1995
                                         ----------- ------------
CURRENT ASSETS:
  Cash and cash equivalents   . . . . .  $  291,959   $  201,042
  Accounts receivable:
   Oil and gas sales, including $122,758
     due from related parties in 1995
    (Note 2)  . . . . . . . . . . . . .     433,025      409,630
                                         ----------   ----------
      Total current assets  . . . . . .  $  724,984   $  610,672

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method . . . .   5,028,226    5,293,979

DEFERRED CHARGE . . . . . . . . . . . .     374,745      374,745
                                         ----------   ----------
                                         $6,127,955   $6,279,396
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . .  $   66,897   $   90,392
  Gas imbalance payable . . . . . . . .      84,265       84,265
                                         ----------   ----------
     Total current liabilities  . . . .  $  151,162   $  174,657

ACCRUED LIABILITY . . . . . . . . . . .  $  134,283   $  134,283

PARTNERS' CAPITAL (DEFICIT):
  General Partner . . . . . . . . . . . ($  140,836) ($  122,950)
  Limited Partners, issued and
   outstanding, 228,821 units   . . . .   5,983,346    6,093,406
                                         ----------   ----------
     Total Partners' capital  . . . . .  $5,842,510   $5,970,456
                                         ----------   ----------
                                         $6,127,955   $6,279,396
                                         ==========   ==========

                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                  GEODYNE PRODUCTION PARTNERSHIP II-E
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)


                                             1996         1995
                                           ---------   ----------
REVENUES:
  Oil and gas sales, including $109,579
   of sales to related parties in 1995
   (Note 2) . . . . . . . . . . . . . .    $696,919     $551,228
  Interest income . . . . . . . . . . .       1,740        1,955
  Gain on sale of oil and gas properties        402       15,034
                                           --------     --------
                                           $699,061     $568,217
COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .    $214,755     $250,676
  Production tax  . . . . . . . . . . .      48,804       48,838
  Depreciation, depletion, and amortiza-
   tion of oil and gas properties   . .     257,403      485,127
  General and administrative  . . . . .      90,573       67,374
                                           --------     --------
                                           $611,535     $852,015
                                           --------     --------

NET INCOME (LOSS) . . . . . . . . . . .    $ 87,526    ($283,798)
                                           ========     ========
GENERAL PARTNER - NET INCOME  . . . . .    $ 14,585     $  5,215
                                           ========     ========
LIMITED PARTNERS - NET INCOME (LOSS)  .    $ 72,941    ($289,013)
                                           ========     ========
NET INCOME (LOSS) per unit  . . . . . .    $    .32    ($   1.26)
                                           ========     ========
UNITS OUTSTANDING . . . . . . . . . . .     228,821      228,821
                                           ========     ========

                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                  GEODYNE PRODUCTION PARTNERSHIP II-E
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)


                                             1996         1995
                                          ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) . . . . . . . . . .     $ 87,526   ($283,798)
  Adjustments to reconcile net income
   (loss) to net cash provided by
    operating activities:
   Depreciation, depletion, and amortiza-
    tion of oil and gas properties . .       257,403     485,127
   Gain on sale of oil and gas
    properties  . . . . . . . . . . . .    (     402)  (  15,034)
   (Increase) Decrease in accounts
    receivable  . . . . . . . . . . . .    (  23,395)     27,917
   Decrease in accounts payable   . . .    (  23,495)  (  21,728)
   Decrease in gas imbalance payable  .          -     (  23,704)
                                           --------     --------
  Net cash provided by operating
  activities  . . . . . . . . . . . . .     $297,637    $168,780

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .     $    -     ($  8,667)
  Proceeds from sale of oil and gas
   properties . . . . . . . . . . . . .        8,751      15,034
                                            --------     --------
  Net cash provided by investing
  activities  . . . . . . . . . . . . .     $  8,751    $  6,367

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .    ($215,471)  ($258,000)
                                            --------     --------
  Net cash used by financing activities    ($215,471)  ($258,000)
                                            --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS    . . . . . . . . . . . .     $ 90,917   ($ 82,853)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD  . . . . . . . . . . . . . .      201,042     260,348
                                            --------    --------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD . . . . . . . . . . . . . . . .     $291,959    $177,495
                                            ========    ========

                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                  GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                          March 31,  December 31,
                                            1996         1995
                                         ----------- ------------
CURRENT ASSETS:
  Cash and cash equivalents   . . . . .  $  318,679   $  325,816
  Accounts receivable:
   Oil and gas sales, including $66,788
     due from related parties in 1995
    (Note 2)  . . . . . . . . . . . . .     400,792      352,473
                                         ----------   ----------
      Total current assets  . . . . . .  $  719,471   $  678,289

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method . . . .   4,769,239    4,936,055

DEFERRED CHARGE . . . . . . . . . . . .     119,115      119,115
                                         ----------   ----------
                                         $5,607,825   $5,733,459
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . .  $   33,878   $   79,348
  Gas imbalance payable . . . . . . . .      23,373       23,373
                                         ----------   ----------
     Total current liabilities  . . . .  $   57,251   $  102,721

ACCRUED LIABILITY . . . . . . . . . . .  $   23,330   $   23,330

PARTNERS' CAPITAL (DEFICIT):
  General Partner . . . . . . . . . . . ($   97,897) ($   84,377)
  Limited Partners, issued and
   outstanding, 171,400 units . . . . .   5,625,141    5,691,785
                                         ----------   ----------
     Total Partners' capital  . . . . .  $5,527,244   $5,607,408
                                         ----------   ----------
                                         $5,607,825   $5,733,459
                                         ==========   ==========

                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                  GEODYNE PRODUCTION PARTNERSHIP II-F
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)


                                             1996         1995
                                          ----------   ----------
REVENUES:
  Oil and gas sales, including $90,514
   of sales to related parties in 1995
   (Note 2) . . . . . . . . . . . . . .    $619,018     $437,303
  Interest income . . . . . . . . . . .       2,462        1,923
  Gain on sale of oil and gas
   properties . . . . . . . . . . . . .         873       14,859
                                           --------     --------
                                           $622,353     $454,085

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .    $112,428     $140,760
  Production tax  . . . . . . . . . . .      39,609       35,743
  Depreciation, depletion, and amortization
   of oil and gas properties  . . . . .     168,341      260,387
  General and administrative  . . . . .      55,694       51,230
                                           --------     --------
                                           $376,072     $488,120
                                           --------     --------

NET INCOME (LOSS)   . . . . . . . . . .    $246,281    ($ 34,035)
                                           ========     ========
GENERAL PARTNER - NET INCOME  . . . . .    $ 18,925     $  8,714
                                           ========     ========
LIMITED PARTNERS - NET INCOME (LOSS)  .    $227,356    ($ 42,749)
                                           ========     ========
NET INCOME (LOSS) per unit  . . . . . .    $   1.33    ($    .25)
                                           ========     ========
UNITS OUTSTANDING . . . . . . . . . . .     171,400      171,400
                                           ========     ========

                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                  GEODYNE PRODUCTION PARTNERSHIP II-F
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)



                                              1996        1995
                                           ---------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) . . . . . . . . . .    $246,281    ($ 34,035)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and amortiza-
    tion of oil and gas properties . .      168,341      260,387
   Gain on sale of oil and gas
    properties  . . . . . . . . . . . .   (     873)   (  14,859)
   (Increase) Decrease in accounts
    receivable  . . . . . . . . . . . .   (  48,319)      60,912
   Decrease in accounts payable   . . .   (  45,470)   (  15,985)
                                           --------     --------
  Net cash provided by operating
  activities  . . . . . . . . . . . . .    $319,960     $256,420

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .   ($  1,525)   ($  2,124)
  Proceeds from sale of oil and gas
   properties . . . . . . . . . . . . .         873       27,917
                                           --------     --------
  Net cash provided (used) by investing
   activities   . . . . . . . . . . . .   ($    652)    $ 25,793

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .   ($326,445)   ($273,000)
                                           --------     --------
  Net cash used by financing activities   ($326,445)   ($273,000)
                                           --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS . . . . . . . . . . . . .   ($  7,137)    $  9,213

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD . . . . . . . . . . . . . .     325,816      237,397
                                           --------     --------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD. . . . . . . . . . . . . . . .    $318,679     $246,610
                                           ========     ========

                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                  GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                          March 31,    December 31,
                                            1996           1995
                                         -----------   ------------
CURRENT ASSETS:
  Cash and cash equivalents   . . . . .  $   644,606   $   661,921
  Accounts receivable:
     Oil and gas sales, including $141,036
      due from related parties in 1995
      (Note 2)  . . . . . . . . . . . .      850,020       748,457
                                         -----------   -----------
      Total current assets  . . . . . .  $ 1,494,626   $ 1,410,378

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method . . . .   10,472,546    10,851,397

DEFERRED CHARGE . . . . . . . . . . . .      257,374       257,374
                                         -----------   -----------
                                         $12,224,546   $12,519,149
                                         ===========   ===========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . .  $    76,272   $   176,095
  Gas imbalance payable . . . . . . . .       50,501        50,501
                                         -----------    -----------
     Total current liabilities  . . . .  $   126,773   $   226,596

ACCRUED LIABILITY . . . . . . . . . . .  $    50,802   $    50,802

PARTNERS' CAPITAL (DEFICIT):
  General Partner . . . . . . . . . . . ($   225,417) ($   197,620)
  Limited Partners, issued and
   outstanding 372,189 units  . . . . .   12,272,388    12,439,371
                                          -----------  -----------
     Total Partners' capital  . . . . .  $12,046,971   $12,241,751
                                         -----------   -----------
                                         $12,224,546   $12,519,149
                                         ===========   ===========

                The accompanying notes are an integral part of
                      these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                  GEODYNE PRODUCTION PARTNERSHIP II-G
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)


                                             1996         1995
                                         -----------  -----------
REVENUE:
  Oil and gas sales, including $191,115
   of sales to related parties in 1995
   (Note 2) . . . . . . . . . . . . . .  $1,314,048   $  970,570
  Interest income . . . . . . . . . . .       5,022        4,062
  Gain on sale of oil and gas
   properties . . . . . . . . . . . . .       1,852       35,951
                                         ----------   ----------
                                         $1,320,922   $1,010,583
COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .  $  246,114   $  309,846
  Production tax  . . . . . . . . . . .      84,776       81,178
  Depreciation, depletion, and amortiza-
   tion of oil and gas properties   . .     385,782      567,571
  General and administrative  . . . . .     120,885      111,312
                                         ----------   ----------
                                         $  837,557   $1,069,907
                                         ----------   ----------

NET INCOME (LOSS) . . . . . . . . . . .  $  483,365  ($   59,324)
                                         ==========   ==========
GENERAL PARTNER - NET INCOME  . . . . .  $   39,348   $   19,737
                                         ==========   ==========
LIMITED PARTNERS - NET INCOME (LOSS)  .  $  444,017  ($   79,061)
                                         ==========   ==========
NET INCOME (LOSS) per unit  . . . . . .  $     1.19  ($      .21)
                                         ==========   ==========
UNITS OUTSTANDING . . . . . . . . . . .     372,189      372,189
                                         ==========   ==========

                The accompanying notes are an integral part of
                     these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                  GEODYNE PRODUCTION PARTNERSHIP II-G
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                             1996         1995
                                          ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) . . . . . . . . . .    $483,365    ($ 59,324)
  Adjustments to reconcile net income
   (loss) to net cash provided by
    operating activities:
   Depreciation, depletion, and amortiza-
     tion of oil and gas properties . .     385,782      567,571
   Gain on sale of oil and gas
     properties . . . . . . . . . . . .   (   1,852)   (  35,951)
   (Increase) Decrease in accounts
     receivable . . . . . . . . . . . .   ( 101,563)     125,343
   Decrease in accounts payable   . . .   (  99,823)   (  27,844)
                                           --------     --------
  Net cash provided by operating
  activities  . . . . . . . . . . . . .    $665,909     $569,795

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .   ($  6,931)   ($  4,557)
  Proceeds from sale of oil and gas
   properties . . . . . . . . . . . . .       1,852       60,503
                                           --------     --------
  Net cash provided (used) by investing
    activities  . . . . . . . . . . . .   ($  5,079)    $ 55,946

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .   ($678,145)   ($578,000)
                                           --------     --------
  Net cash used by financing activities   ($678,145)   ($578,000)
                                           --------     --------

NET DECREASE IN CASH AND CASH
 EQUIVALENTS  . . . . . . . . . . . . .   ($ 17,315)   ($ 47,741)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD  . . . . . . . . . . . . . .     661,921      492,117
                                           --------     --------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD  . . . . . . . . . . . . . .    $644,606     $539,858
                                           ========     ========

                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                  GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                          March 31,  December 31,
                                            1996         1995
                                         ----------- ------------
CURRENT ASSETS:
  Cash and cash equivalents . . . . . .  $  149,511   $  158,812
  Accounts receivable:
     Oil and gas sales, including $33,220
      due from related parties in 1995
      (Note 2)  . . . . . . . . . . . .     204,954      179,505
                                         ----------   ----------
      Total current assets  . . . . . .  $  354,465   $  338,317

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method . . . .   2,530,543    2,624,277

DEFERRED CHARGE . . . . . . . . . . . .      62,062       62,062
                                         ----------   ----------
                                         $2,947,070   $3,024,656
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . .  $   20,044   $   45,404
  Gas imbalance payable . . . . . . . .      11,211       11,211
                                         ----------   ----------
     Total current liabilities  . . . .  $   31,255   $   56,615

ACCRUED LIABILITY . . . . . . . . . . .  $   12,779   $   12,779

PARTNERS' CAPITAL (DEFICIT):
  General Partner . . . . . . . . . . . ($   54,087) ($   47,635)
  Limited Partners, issued and
   outstanding, 91,711 units  . . . . .   2,957,123    3,002,897
                                         ----------   ----------
     Total Partners' capital  . . . . .  $2,903,036   $2,955,262
                                         ----------   ----------
                                         $2,947,070   $3,024,656
                                         ==========   ==========

                The accompanying notes are an integral part of
                     these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                  GEODYNE PRODUCTION PARTNERSHIP II-H
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)


                                             1996         1995
                                          ---------     ---------
REVENUES:
  Oil and gas sales, including $45,006 of
   sales to related parties in 1995
   (Note 2) . . . . . . . . . . . . . .    $316,369     $237,311
  Interest income . . . . . . . . . . .       1,123          962
  Gain on sale of oil and gas
   properties . . . . . . . . . . . . .         440        8,250
                                           --------     --------
                                           $317,932     $246,523

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .    $ 61,694     $ 73,253
  Production tax  . . . . . . . . . . .      20,607       20,428
  Depreciation, depletion, and amortization
   of oil and gas properties  . . . . .      95,342      147,554
  General and administrative  . . . . .      29,780       27,436
                                           --------     --------
                                           $207,423     $268,671
                                           --------     --------
NET INCOME (LOSS) . . . . . . . . . . .    $110,509    ($ 22,148)
                                           ========     ========
GENERAL PARTNER - NET INCOME  . . . . .    $  9,283     $  4,795
                                           ========     ========
LIMITED PARTNERS - NET INCOME (LOSS)  .    $101,226    ($ 26,943)
                                           ========     ========
NET INCOME (LOSS) per unit  . . . . . .    $   1.10    ($    .29)
                                           ========     ========
UNITS OUTSTANDING . . . . . . . . . . .      91,711       91,711
                                           ========     ========

                The accompanying notes are an integral part of
                        these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                  GEODYNE PRODUCTION PARTNERSHIP II-H
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)


                                             1996         1995
                                          ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) . . . . . . . . . .    $110,509    ($ 22,148)
  Adjustments to reconcile net income
   (loss) to net cash provided by
    operating activities:
   Depreciation, depletion, and amortiza-
    tion of oil and gas properties  . .      95,342      147,554
   Gain on sale of oil and gas
    properties  . . . . . . . . . . . .   (     440)   (   8,250)
   (Increase) Decrease in accounts
    receivable  . . . . . . . . . . . .   (  25,449)      29,820
   Decrease in accounts payable   . . .   (  25,360)   (   8,717)
                                           --------     --------
  Net cash provided by operating
  activities  . . . . . . . . . . . . .    $154,602     $138,259

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .   ($  1,608)   ($  1,106)
  Proceeds from sale of oil and gas
   properties . . . . . . . . . . . . .         440       14,919
                                           --------     --------
  Net cash provided (used) by investing
   activities   . . . . . . . . . . . .   ($  1,168)    $ 13,813

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .   ($162,735)   ($142,000)
                                           --------     --------
  Net cash used by financing activities   ($162,735)   ($142,000)
                                           --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS    . . . . . . . . . . . .   ($  9,301)    $ 10,072

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD  . . . . . . . . . . . . . .     158,812      124,102
                                           --------     --------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD  . . . . . . . . . . . . . .    $149,511     $134,174
                                           ========     ========

                The accompanying notes are an integral part of
                     these combined financial statements.

             GEODYNE ENERGY INCOME II LIMITED PARTNERSHIPS
         CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                            MARCH 31, 1996
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The combined balance sheets as of March 31, 1996, combined statements of operations for the three months ended March 31, 1996 and 1995 and combined statements of cash flows for the three months ended March 31, 1996 and 1995 have been prepared by Geodyne Properties,
Inc., the general partner of the limited partnerships, and are unaudited. Each limited partnership is a general partner in the related Geodyne Energy Income Production Partnership (collectively, the "Production Partnership") in which Geodyne Production Company serves as the managing partner. Unless the context indicates otherwise, all references to a "Partnership" or the "Partnerships" are references to the limited partnerships and their related production partnerships, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at March 31, 1996, the combined results of operations for the three months ended March 31, 1996 and 1995 and the combined cash flows for the three months ended March 31, 1996 and 1995.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1995. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

     The Limited Partners' net income or loss per unit is based upon each $100 initial capital contribution.

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

     Effective October 1, 1995, the Partnerships adopted the requirements of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and Assets Held for Disposal". SFAS No. 121 provides that if the unamortized costs of oil and gas properties for each field exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. Under the Partnerships' prior impairment policy if the unamortized costs of oil and gas properties recorded by the Partnerships as a whole exceeded the estimated undiscounted future net revenues of the properties, a valuation allowance would be recorded for the excess amount. The risk that the Partnerships will be required to record such impairment provisions in the future increases when oil and gas prices are depressed.

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred by the General Partner. During the three months ended March 31, 1996 the following payments were made to the General Partner or its affiliates by the Partnerships:

                       Direct General    Administrative
         Partnership and Administrative     Overhead
         ----------- ------------------  --------------
            II-A           $34,307           $127,443
            II-B            29,597             95,190
            II-C            12,769             40,689
            II-D            27,425             82,863
            II-E            30,357             60,216
            II-F            10,589             45,105
            II-G            22,941             97,944
            II-H             5,645             24,135

     An affiliated company is the operator of certain of the Partnerships' properties and its policy is to bill the Partnerships for all customary charges and cost reimbursements associated with its activities, together with any compressor rental, consulting, or other services provided.

     The Partnerships sold gas to Premier Gas Company ("Premier"), an affiliate of the General Partner until December 6, 1995 and Premier then resold such gas to third parties at market prices. The following is a summary of these sales and the amount of compensation Premier received from these sales during the three months ended March 31, 1995 and the amount of the Partnerships' accrued oil and gas sales due from Premier as of December 31, 1995.

                        3 Months Ended            As of
                        March 31, 1995      December 31, 1995
                       ----------------     -----------------
                                             Accrued Oil and
                        Gas Sales               Gas Sales
                        ---------           -----------------

            II-A       $194,222                  $153,461
            II-B         80,613                    81,240
            II-C         51,515                    46,202
            II-D        151,962                   124,908
            II-E        109,579                   122,758
            II-F         90,514                    66,788
            II-G        191,115                   141,036
            II-H         45,006                    33,220

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     GENERAL
     -------

     The Partnerships were formed for the purpose of investing in the related Production Partnerships. The Production Partnerships are engaged in the business of acquiring and operating producing oil and gas properties located in the continental United States. In general, a Production Partnership acquired producing properties and did not engage in development drilling or enhanced recovery projects, except as an incidental part of the management of the producing properties acquired. Therefore, the economic life of each Partnership is limited to the period of time required to fully produce its acquired oil and gas reserves. The net proceeds from the oil and gas operations are distributed to the Limited Partners and General Partner in accordance with the terms of the Partnerships' Partnership Agreements.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     The Partnerships began operations and investors were assigned their rights as Limited Partners, having made capital contributions in the amounts and on the dates set forth below:
                                              Limited
                          Date of        Partners Capital
         Partnership    Activation        Contributions
         ----------- -----------------  ------------------
             II-A    July 22, 1987          $48,428,300
             II-B    October 14, 1987        36,171,900
             II-C    January 14, 1988        15,462,100
             II-D    May 10, 1988            31,487,800
             II-E    September 27, 1988      22,882,100
             II-F    January 5, 1989         17,140,000
             II-G    April 10, 1989          37,218,900
             II-H    May 17, 1989             9,171,100

     In general, the amount of funds available for acquisition of producing properties was equal to the capital contributions of the Limited Partners, less 15% for sales commissions and organization and management fees. All of the Partnerships have fully invested their capital contributions.

     Net proceeds from operations less necessary operating capital are distributed to Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. Over the last several years, the domestic energy industry and the Partnerships have contended with volatile, but generally low, oil and gas prices. Over the last few years, the oil and gas market appears to have moved from periods of relative stability in supply and demand to excess supply and/or weakened demand. These trends have led to the volatility in pricing and demand noted over the past years. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 1996 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations of the Partnerships.

     RESULTS OF OPERATIONS
     ---------------------

     An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables within "Results of Operations". Generally, the Partnerships' operations during the three months ended March 31, 1996 reflected a decrease in production of oil and an increase in the average prices of oil and natural gas sold. Refer to "Liquidity and Capital Resources" above for a discussion of factors impacting prices and production volumes.

     II-A PARTNERSHIP

     THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995.
                                     Three months ended March 31,
                                ----------------------------------
                                        1996           1995
                                        ----           ----
        Oil and gas sales           $1,343,302     $1,246,893
        Direct operating expenses   $  487,792     $  555,671
        Barrels produced                31,090         34,094
        Mcf produced                   387,882        463,425
        Average price/Bbl           $    18.28     $    16.18
        Average price/Mcf           $     2.00     $     1.50

     Total oil and gas sales increased 7.7% for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase was due to increases in the average prices of oil and natural gas sold, partially offset by decreases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 3,004 barrels and 75,543 Mcf, respectively, for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Average oil prices increased to $18.28 per barrel for the three months ended March 31, 1996 from $16.18 per barrel for the three months ended March 31, 1995. Average natural gas prices increased to $2.00 per Mcf for the three months ended March 31, 1996 from $1.50 per Mcf the three months ended March 31, 1995.

     Direct operating expenses (including lease operating expenses and production taxes) decreased $67,879 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold. As a percentage of oil and gas sales, these expenses decreased to 36.3% for the three months ended March 31, 1996 from 44.6% for the three months ended March 31, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold.

     Depreciation, depletion, and amortization of oil and gas properties decreased by $373,278 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily a result of the decrease in the volumes of oil and natural gas sold and upward revisions of previous reserve estimates at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 22.0% for the three months ended March 31, 1996 from 53.7% for the three months ended March 31, 1995. This percentage decrease was primarily due to the upward revisions of previous reserve estimates and the increases in the average prices of oil and natural gas sold.

     General and administrative expenses increased by $19,869 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase resulted primarily from an increase in legal fees associated with a gas contract arbitration matter the II-A Partnership is pursuing against Texaco and an increase in professional fees during the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 12.0% for the three months ended March 31, 1996 as compared to 11.4% for the three months ended March 31, 1995.

     Cumulative cash distributions to the Limited Partners through March 31, 1996 were $36,696,357 or 75.77% of Limited Partners' contributions.

     II-B PARTNERSHIP

     THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995.
                                     Three months ended March 31,
                                  --------------------------------
                                        1996           1995
                                        ----           ----
        Oil and gas sales           $1,031,522       $939,063
        Direct operating expenses   $  359,547       $409,168
        Barrels produced                26,094         25,070
        Mcf produced                   278,544        332,097
        Average price/Bbl           $    18.37       $  16.12
        Average price/Mcf           $     1.98       $   1.61

     Total oil and gas sales increased 9.8% for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase was due to increases in the average prices of oil and natural gas sold and an increase in the volumes of oil sold, partially offset by a decrease in the volumes of natural gas sold. Volumes of oil sold increased by 1,024 barrels and volumes of natural sold de-creased 53,553 Mcf for the three months ended March 31, 1996 as com-pared to the three months ended March 31, 1995. Average oil prices increased to $18.37 per barrel for the three months ended March 31, 1996 from $16.12 per barrel for the three months ended March 31, 1995. Average natural gas prices increased to $1.98 per Mcf for the three months ended March 31, 1996 from $1.61 per Mcf the three months ended March 31, 1995.

     Direct operating expenses (including lease operating expenses and production taxes) decreased $49,621 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily due to the decrease in the volumes of natural gas sold. As a percentage of oil and gas sales, these expenses decreased to 34.9% for the three months ended March 31, 1996 from 43.6% for the three months ended March 31, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold.

     Depreciation, depletion, and amortization of oil and gas proper-ties decreased by $327,544 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily a result of the decrease in the volumes of natural gas sold and upward revisions of previous reserve estimates at December 31, 1995. As a percentage of oil and gas sales, this expense de-creased to 24.5% for the three months ended March 31, 1996 from 61.8% for the three months ended March 31, 1995. This percentage decrease was primarily due to the upward revisions of previous reserve esti-mates and the increases in the average prices of oil and natural gas sold.

     General and administrative expenses increased by $18,865 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase resulted primarily from an increase in legal fees associated with a gas contract arbitration matter the II-B Partnership is pursuing against Texaco and an increase in professional fees during the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 12.1% for the three months ended March 31, 1996 as compared to 11.3% for the three months ended March 31, 1995.

     Cumulative cash distributions to the Limited Partners through March 31, 1996 were $26,067,916 or 72.07% of Limited Partners' contributions.

     II-C PARTNERSHIP

     THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995.
                                     Three months ended March 31,
                                  --------------------------------
                                        1996           1995
                                        ----           ----
        Oil and gas sales             $468,349       $432,457
        Direct operating expenses     $152,826       $173,342
        Barrels produced                 8,984          7,439
        Mcf produced                   163,038        196,633
        Average price/Bbl             $  18.48       $  16.75
        Average price/Mcf             $   1.85       $   1.57

     Total oil and gas sales increased 8.3% for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase was due to increases in the average prices of oil and natural gas sold and an increase in the volumes of oil sold, partially offset by a decrease in the volumes of natural gas sold. Volumes of oil sold increased by 1,545 barrels and volumes of natural sold decreased by 33,595 Mcf for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Volumes of oil sold increased primarily due to several wells in one field receiving positive prior period adjustments due to the wells reaching payout in a prior year. Average oil prices increased to $18.48 per barrel for the three months ended March 31, 1996 from $16.75 per barrel for the three months ended March 31, 1995. Average natural gas prices increased to $1.85 per Mcf for the three months ended March 31, 1996 from $1.57 per Mcf the three months ended March 31, 1995.

     Direct operating expenses (including lease operating expenses and production taxes) decreased $20,516 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily due to the decrease in the volumes of natural gas sold. As a percentage of oil and gas sales, these expenses decreased to 32.6% for the three months ended March 31, 1996 from 40.1% for the three months ended March 31, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold.

     Depreciation, depletion, and amortization of oil and gas properties decreased by $151,457 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily a result of the decrease in the volumes of natural gas sold and upward revisions of previous reserve estimates at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 24.2% for the three months ended March 31, 1996 from 61.3% for the three months ended March 31, 1995. This percentage decrease was primarily due to the upward revisions of previous reserve estimates and the increases in the average prices of oil and natural gas sold.

     General and administrative expenses increased by $7,276 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase resulted primarily from an increase in legal fees associated with a gas contract arbitration matter the II-C Partnership is pursuing against Texaco and an increase in professional fees during the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 11.4% for the three months ended March 31, 1996 as compared to 10.7% for the three months ended March 31, 1995.

     Cumulative cash distributions to the Limited Partners through March 31, 1996 were $11,174,686 or 72.27% of Limited Partners' contributions.

     II-D PARTNERSHIP

     THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995.
                                    Three months ended March 31,
                                  --------------------------------
                                        1996           1995
                                        ----           ----
        Oil and gas sales           $1,058,248     $1,063,337
        Direct operating expenses   $  451,252     $  561,840
        Barrels produced                18,182         22,186
        Mcf produced                   427,503        515,183
        Average price/Bbl           $    18.08     $    16.14
        Average price/Mcf           $     1.71     $     1.37

     Total oil and gas sales remained relatively constant for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Volumes of oil and natural gas sold decreased by 4,004 barrels and 87,680 Mcf, respectively, for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Average oil prices increased to $18.08 per barrel for the three months ended March 31, 1996 from $16.14 per barrel for the three months ended March 31, 1995. Average natural gas prices increased to $1.71 per Mcf for the three months ended March 31, 1996 from $1.37 per Mcf the three months ended March 31, 1995.

     Direct operating expenses (including lease operating expenses and production taxes) decreased $110,588 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold. As a percentage of oil and gas sales, these expenses decreased to 42.6% for the three months ended March 31, 1996 from 52.8% for the three months ended March 31, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold.

     Depreciation, depletion, and amortization of oil and gas properties decreased by $432,873 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily a result of the decrease in the volumes of oil and natural gas sold and upward revisions of previous reserve estimates at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 18.9% for the three months ended March 31, 1996 from 59.5% for the three months ended March 31, 1995. This percentage decrease was primarily due to the upward revisions of previous reserve estimates and the increases in the average prices of oil and natural gas sold.

     General and administrative expenses increased by $16,490 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase resulted primarily from an increase in legal fees associated with a gas contract arbitration matter the II-D Partnership is pursuing against Texaco and an increase in professional fees during the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 10.4% for the three months ended March 31, 1996 as compared to 8.8% for the three months ended March 31, 1995.

     Cumulative cash distributions to the Limited Partners through March 31, 1996 were $21,549,903 or 68.44% of Limited Partners' contributions.

     II-E  PARTNERSHIP

     THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995.
                                    Three months ended March 31,
                                  --------------------------------
                                        1996           1995
                                        ----           ----
        Oil and gas sales             $696,919       $551,228
        Direct operating expenses     $263,559       $299,514
        Barrels produced                14,969         14,913
        Mcf produced                   259,601        216,917
        Average price/Bbl             $  18.33       $  16.54
        Average price/Mcf             $   1.63       $   1.40

     Total oil and gas sales increased 26.4% for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase was due to increases in both the volumes and average prices of oil and natural gas sold. Volumes of oil and natural gas sold increased by 56 barrels and 42,684 Mcf, respectively, for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Average oil prices increased to $18.33 per barrel for the three months ended March 31, 1996 from $16.54 per barrel for the three months ended March 31, 1995. Average natural gas prices increased to $1.63 per Mcf for the three months ended March 31, 1996 from $1.40 per Mcf the three months ended March 31, 1995.

     Direct operating expenses (including lease operating expenses and production taxes) decreased $35,955 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily due to expenses related to workovers, production facilities, and chemical and treating during the three months ended March 31, 1995, partially offset by the increase in the volumes of oil and natural gas sold during the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses decreased to 37.8% for the three months ended March 31, 1996 from 54.3% for the three months ended March 31, 1995. This percentage decrease was primarily a result of the expenses related to workovers, production facilities, and chemical and treating mentioned above and the increases in the average prices of oil and natural gas sold.

     Depreciation, depletion, and amortization of oil and gas properties decreased by $227,724 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily a result of upward revisions of previous reserve estimates at December 31, 1995, partially offset by an increase in the volumes of oil and natural gas sold. As a percentage of oil and gas sales, this expense decreased to 36.9% for the three months ended March 31, 1996 from 88.0% for the three months ended March 31, 1995. This percentage decrease was primarily due to the upward revisions of previous reserve estimates and the increases in the average prices of oil and natural gas sold.

     General and administrative expenses increased by $23,199 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase resulted primarily from an increase in legal fees associated with a gas contract arbitration matter the II-E Partnership is pursuing against Texaco and an increase in professional fees during the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 13.0% for the three months ended March 31, 1996 as compared to 12.2% for the three months ended March 31, 1995.

     Cumulative cash distributions to the Limited Partners through March 31, 1996 were $12,589,574 or 55.02% of Limited Partners' contributions.

     II-F PARTNERSHIP

     THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995.
                                     Three months ended March 31,
                                   --------------------------------
                                        1996           1995
                                        ----           ----
        Oil and gas sales             $619,018       $437,303
        Direct operating expenses     $152,037       $176,503
        Barrels produced                13,335         13,726
        Mcf produced                   218,817        166,819
        Average price/Bbl             $  17.56       $  15.83
        Average price/Mcf             $   1.76       $   1.32

     Total oil and gas sales increased 58.0% for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase was due to an increase in volumes of natural gas sold and increases in the average prices of oil and natural gas sold, partially offset by a decrease in the volumes of oil sold. Volumes of oil sold decreased by 391 barrels and volumes of natural gas sold increased by 51,998 Mcf for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Volumes of natural gas sold increased primarily due to negative prior period adjustments from a purchaser on several wells during the three months ended March 31, 1995. Average oil prices increased to $17.56 per barrel for the three months ended March 31, 1996 from $15.83 per barrel for the three months ended March 31, 1995. Average natural gas prices increased to $1.76 per Mcf for the three months ended March 31, 1996 from $1.32 per Mcf the three months ended March 31, 1995.

     Direct operating expenses (including lease operating expenses and production taxes) decreased $24,466 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily due to expenses related to subsurface repairs and production tubing during the three months ended March 31, 1995, partially offset by the increase in the volumes of natural gas sold during the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses decreased to 22.0% for the three months ended March 31, 1996 from 40.4% for the three months ended March 31, 1995. This percentage decrease was primarily a result of the expenses related to subsurface repairs and production tubing mentioned above and the increases in the average prices of oil and natural gas sold.

     Depreciation, depletion, and amortization of oil and gas properties decreased by $92,046 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily a result of upward revisions of previous reserve estimates at December 31, 1995, partially offset by an increase in the volumes of natural gas sold. As a percentage of oil and gas sales, this expense decreased to 24.4% for the three months ended March 31, 1996 from 59.5% for the three months ended March 31, 1995. This percentage decrease was primarily due to the upward revisions of previous reserve estimates and the increases in the average prices of oil and natural gas sold.

     General and administrative expenses increased by $4,464 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase resulted primarily from an increase in professional fees during the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses decreased to 8.1% for the three months ended March 31, 1996 from 11.7% for the three months ended March 31, 1995. This percentage decrease was primarily due to the increase in oil and natural gas sales.

     Cumulative cash distributions to the Limited Partners through March 31, 1996 were $11,851,051 or 69.14% of Limited Partners' contributions.

     II-G PARTNERSHIP

     THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995.
                                    Three months ended March 31,
                                 --------------------------------
                                        1996           1995
                                        ----           ----
        Oil and gas sales           $1,314,048       $970,570
        Direct operating expenses   $  330,890       $391,024
        Barrels produced                28,042         28,888
        Mcf produced                   469,404        377,710
        Average price/Bbl           $    17.56       $  15.84
        Average price/Mcf           $     1.75       $   1.36

     Total oil and gas sales increased 35.4% for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase was due to an increase in the volumes of natural gas sold and increases in the average prices of oil and natural gas sold, partially offset by a decrease in the volumes of oil sold. Volumes of oil sold decreased by 846 barrels and volumes of natural gas sold increased by 91,694 Mcf for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Volumes of natural gas sold increased primarily due to negative prior period adjustments from a purchaser on several wells during the three months ended March 31, 1995. Average oil prices increased to $17.56 per barrel for the three months ended March 31, 1996 from $15.84 per barrel for the three months ended March 31, 1995. Average natural gas prices increased to $1.75 per Mcf for the three months ended March 31, 1996 from $1.36 per Mcf the three months ended March 31, 1995.

     Direct operating expenses (including lease operating expenses and production taxes) decreased $60,134 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily due to expenses related to workovers and casing and tubing during the three months ended March 31, 1995, partially offset by the increase in the volumes of natural gas sold during the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses decreased to 25.2% for the three months ended March 31, 1996 from 40.3% for the three months ended March 31, 1995. This percentage decrease was primarily a result of the expenses related to workovers and casing and tubing mentioned above and the increases in the average prices of oil and natural gas sold.

     Depreciation, depletion, and amortization of oil and gas properties decreased by $181,789 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily a result of upward revisions of previous reserve estimates at December 31, 1995, partially offset by an increase in the volumes of natural gas sold. As a percentage of oil and gas sales, this expense decreased to 29.4% for the three months ended March 31, 1996 from 58.5% for the three months ended March 31, 1995. This percentage decrease was primarily due to the upward revisions of previous reserve estimates and the increases in the average prices of oil and natural gas sold.

     General and administrative expenses increased by $9,573 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase resulted primarily from an increase in professional fees during the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses decreased to 9.2% for the three months ended March 31, 1996 from 11.5% for the three months ended March 31, 1995. This percentage decrease was primarily due to the increase in oil and natural gas sales.

     Cumulative cash distributions to the Limited Partners through March 31, 1996 were $24,158,371 or 64.91% of Limited Partners' contributions.

     II-H PARTNERSHIP

     THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995.
                                     Three months ended March 31,
                                   --------------------------------
                                        1996           1995
                                        ----           ----
        Oil and gas sales             $316,369       $237,311
        Direct operating expenses     $ 82,301       $ 93,681
        Barrels produced                 6,523          6,713
        Mcf produced                   115,891         94,679
        Average price/Bbl             $  17.57       $  15.85
        Average price/Mcf             $   1.74       $   1.38

     Total oil and gas sales increased 33.3% for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase was due to an increase in volumes of natural gas sold and increases in the average prices of oil and natural gas sold, partially offset by a decrease in the volumes of oil sold. Volumes of oil sold decreased by 190 barrels and volumes of natural gas sold increased by 21,212 Mcf for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Volumes of natural gas sold increased primarily due to negative prior period adjustments from a purchaser on several wells during the three months ended March 31, 1995. Average oil prices increased to $17.57 per barrel for the three months ended March 31, 1996 from $15.85 per barrel for the three months ended March 31, 1995. Average natural gas prices increased to $1.74 per Mcf for the three months ended March 31, 1996 from $1.38 per Mcf the three months ended March 31, 1995.

     Direct operating expenses (including lease operating expenses and production taxes) decreased $11,380 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily due to expenses related to subsurface repairs and production tubing during the three months ended March 31, 1995, partially offset by the increase in the volumes of natural gas sold during the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses decreased to 26.0% for the three months ended March 31, 1996 from 39.5% for the three months ended March 31, 1995. This percentage decrease was primarily a result of the expenses related to subsurface repairs and production tubing mentioned above and the increases in the average prices of oil and natural gas sold.

     Depreciation, depletion, and amortization of oil and gas properties decreased by $52,212 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily a result of upward revisions of previous reserve estimates at December 31, 1995, partially offset by an increase in the volumes of natural gas sold. As a percentage of oil and gas sales, this expense decreased to 30.1% for the three months ended March 31, 1996 from 62.2% for the three months ended March 31, 1995. This percentage decrease was primarily due to the upward revisions of previous reserve estimates and the increases in the average prices of oil and natural gas sold.

     General and administrative expenses increased by $2,344 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase resulted primarily from an increase in professional fees during the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses decreased to 9.4% for the three months ended March 31, 1996 from 11.6% for the three months ended March 31, 1995. This percentage decrease was primarily due to the increase in oil and natural gas sales.

     Cumulative cash distributions to the Limited Partners through March 31, 1996 were $5,583,364 or 60.88% of Limited Partners' contributions.

                      PART II:  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     On October 26, 1994 Geodyne Resources, Inc. ("Geodyne Resources") and the Partnerships, among other parties, were named as defendants in a lawsuit alleging causes of action based on fraud, negligent misrepresentation, breach of fiduciary duty, breach of implied covenant, and breach of contract in connection with the offer and sale of limited partnership interests ("Units") in the Partnerships (Sidney Neidick, et al. v. Geodyne Resources, Inc., et al., Case No. 94-052860, District Court of Harris County, Texas). The plaintiffs' petition alleged that the lawsuit was being brought as a class action on behalf of investors who purchased Units in the Partnerships. On June 7, 1995, Geodyne Resources and the Partnerships were dismissed without prejudice as defendants in the matter. In addition, on June 7, 1995, the matter was certified as a class action. A class action notice was mailed on June 7, 1995 to all Limited Partners who are members of the class. PaineWebber Incorporated ("PaineWebber") has agreed to indemnify Geodyne Resources and the Partnerships and their affiliates with respect to all claims asserted by the plaintiffs in the lawsuit pursuant to that certain Indemnification Agreement dated November 24, 1992 by and between PaineWebber and Samson Investment Company (the "Indemnification Agreement") in the event Geodyne Resources or the Partnerships are rejoined in the matter at a later time.

     On November 23 and 25, 1994, Geodyne Resources, PaineWebber, and certain other parties were named as defendants in two related lawsuits alleging misrepresentations made to induce investments in the Units and asserting causes of action for common law fraud and deceit and unjust enrichment (Romine v. PaineWebber, Inc., et al. Case No. 94-CIV-8558, U.S. District Court, Southern District of New York and Romine v. PaineWebber, Inc., et al, Case No. 94-132844, Supreme Court of the State of New York, County of New York). The federal court case was later consolidated with other similar actions (to which Geodyne Resources is not a party) under the title In Re: PaineWebber Limited Partnerships Litigation and was certified as a class action on May 30, 1995 (the "PaineWebber Partnership Class Action"). A class action notice was mailed on June 7, 1995 to all members of the class. The PaineWebber Partnership Class Action also alleges violations of 18 U.S.C. Section 1962(c) and the Securities Exchange Act of 1934. Compensatory and punitive damages, interest, and costs have been requested in both matters. PaineWebber has agreed to indemnify Geodyne Resources with respect to all claims asserted by the plaintiff in the lawsuits pursuant to the Indemnification Agreement. The amended complaint in the PaineWebber Partnerships Class Action no longer asserts any claim directly against Geodyne Resources.

     On January 18, 1996, PaineWebber issued a press release indicating that it had reached an agreement to settle both the pending PaineWebber Partnership Class Action matter referred to above and the Neidick matter referred to above, along with a settlement with the SEC and an agreement to settle with various state securities regulators. The press release issued by PaineWebber indicates that the parties have agreed to a class action settlement of $125 million and other non-cash consideration; a SEC administrative order creating a capped $40 million fund (the "Claims Fund"), which is to be distributed to eligible limited partners by an independent administrator (the "Claims Administrator"); a civil penalty of $5 million leveled by the SEC; and payments aggregating $5 million to state securities administrators. The dollar amounts referred to in the press release apply to both the Partnerships and other direct investment programs sold by PaineWebber. As of the date of this Quarterly Report, PaineWebber has not informed management of the Partnerships of the portion of such settlement that would be applicable to the Partnerships. In any event, such settlement is not an obligation of either the Partnerships or the General Partner and, accordingly, would not affect the financial statements of the Partnerships. As a result of both the dismissal and the Indemnification Agreement, the General Partner does not believe that either the Partnerships or the General Partner will be required to pay any damages or expenses in any of the matters set forth herein.

     On April 17, 1996, PaineWebber mailed a Notice and Claim Form to each limited partner who purchased Units in the Partnerships through PaineWebber from January 1, 1986 to December 31, 1992. Limited partners are not eligible to participate in the claims process if they
(i) previously reached a settlement with PaineWebber or (ii) had their direct investment claim resolved by a court or in arbitration. Participation in the claims process is optional, and does not prevent a limited partner from pursuing any other remedy against PaineWebber that may be available. Limited partners have until October 22, 1996 to complete the claim form and return it to the Claims Administrator. The determination of whether a limited partner is entitled to a recovery under the Claims Fund will be based on whether or not the Claims Administrator determines that the limited partner's investment in the Partnerships was suitable for him at the time of purchase. In addition, if the limited partner has opted out of the class action and has not already settled with PaineWebber or has had a claim resolved by a court or in arbitration, the Claims Administrator will also consider allegations that misrepresentations were made in connection with the sale of the Units.

     To the knowledge of the General Partner, neither the General Partner nor the Partnerships or their properties are subject to any litigation, the results of which would have a material effect on the Partnerships' or the General Partner's financial condition or operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the II-A Partnership's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the II-B Partnership's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

          27.3 Financial Data Schedule containing summary financial information extracted from the II-C Partnership's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

          27.4 Financial Data Schedule containing summary financial information extracted from the II-D Partnership's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

          27.5 Financial Data Schedule containing summary financial information extracted from the II-E Partnership's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

          27.6 Financial Data Schedule containing summary financial information extracted from the II-F Partnership's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

          27.7 Financial Data Schedule containing summary financial information extracted from the II-G Partnership's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

          27.8 Financial Data Schedule containing summary financial information extracted from the II-H Partnership's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

          All other Exhibits are omitted as inapplicable.

     (b)  Reports on Form 8-K:

          1. A Current Report on Form 8-K dated January 18, 1996 was filed with the Securities and Exchange Commission. Items reported were:

               Item 5.  Other Events
               Item 7.  Exhibits

          2. A Current Report on Form 8-K dated January 22, 1996 was filed with the Securities and Exchange Commission. Items reported were:

               Item 5.  Other Events
               Item 7.  Exhibits

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

                              (Registrant)


                         By:  GEODYNE PROPERTIES, INC.

                              General Partner




Date:     May 21, 1996   By:        /s/Dennis R. Neill
                              ------------------------------
                              (Signature)
                              Dennis R. Neill
                              Senior Vice President
                              and Director



Date:     May 21, 1996   By:        /s/Drew S. Phillips
                              --------------------------------
                              (Signature)
                              Drew S. Phillips
                              Vice President - Accounting
                              Principal Accounting Officer

                           INDEX TO EXHIBITS
                           -----------------

NUMBER    DESCRIPTION
- ------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-A's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-B's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-C's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-D's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-E's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-F's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

27.7 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-G's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

27.8 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-H's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

          All other Exhibits are omitted as inapplicable.