Form 10-Q
period 1996-06-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP II A; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-E; GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-G; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-H
filed 1996-08-14
CIK 824894, 826345, 833054, 833526, 842881, 850506, 851724, 854062

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1996

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

                                           II-A 73-1295505
                                           II-B 73-1303341
                                           II-C 73-1308986
                                           II-D 73-1329761
                                           II-E 73-1324751
                                           II-F 73-1330632
                                           II-G 73-1336572
     Oklahoma                              II-H 73-1342476
 -------------------------    -----------------------------------
(State or other jurisdiction   (I.R.S. Employer Identification No.)
    of incorporation or
      organization)


             Two West Second Street, Tulsa, Oklahoma    74103
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

                 Yes            No   X   (see explanation below)
                     -----         -----

Form 10-Q was filed on May 21, 1996, one day after required due date.

                    PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                  GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS
                                         June 30,    December 31,
                                           1996         1995
                                        ----------   -----------

CURRENT ASSETS:
  Cash and cash equivalents             $  708,851    $  508,024
  Accounts receivable:
   Oil and gas sales, including
     $153,461 due from related
     parties in 1995 (Note 2)              844,403       765,075
                                        ----------    ----------
       Total current assets             $1,553,254    $1,273,099

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          6,814,056     7,390,812

DEFERRED CHARGE                          1,169,277     1,169,277
                                        ----------    ----------
                                        $9,536,587    $9,833,188
                                        ==========    ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                      $  132,928    $  213,126
  Gas imbalance payable                    164,837       164,837
                                        ----------    ----------
       Total current liabilities        $  297,765    $  377,963

ACCRUED LIABILITY                       $  272,667    $  272,667

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($  337,161)  ($  311,994)
  Limited Partners, issued and
   outstanding, 484,283 units            9,303,316     9,494,552
                                        ----------    ----------
       Total Partners' capital          $8,966,155    $9,182,558
                                        ----------    ----------
                                        $9,536,587    $9,833,183
                                        ==========    ==========


            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                  GEODYNE PRODUCTION PARTNERSHIP II-A
                   COMBINED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)


                                           1996         1995
                                        ----------   -----------

REVENUES:
  Oil and gas sales, including
   $180,025 of sales to related
   parties in 1995 (Note 2)             $1,286,587    $1,082,118
  Interest income                            4,336         4,819
  Gain (loss) on sale of oil
   and gas properties                  (     6,798)        3,668
                                        ----------    ----------
                                        $1,284,125    $1,090,605

COSTS AND EXPENSES:
  Lease operating                       $  369,872    $  341,223
  Production tax                            71,136        61,430
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              272,557       525,959
  General and administrative               161,785       203,680
                                        ----------    ----------
                                        $  875,350    $1,132,292
                                        ----------    ----------

NET INCOME (LOSS)                       $  408,775   ($   41,687)
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   31,124    $   18,954
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)    $  377,651   ($   60,641)
                                        ==========    ==========
NET INCOME (LOSS) per unit              $      .78   ($      .13)
                                        ==========    ==========
UNITS OUTSTANDING                          484,283       484,283
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                  GEODYNE PRODUCTION PARTNERSHIP II-A
                   COMBINED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)


                                           1996         1995
                                        ----------   -----------

REVENUES:
  Oil and gas sales, including
   $374,247 of sales to related
   parties in 1995 (Note 2)             $2,629,889    $2,329,011
  Interest income                            8,096        10,705
  Gain (loss) on sale of oil
   and gas properties                  (     6,640)       11,753
                                        ----------    ----------
                                        $2,631,345    $2,351,469

COSTS AND EXPENSES:
  Lease operating                       $  781,386    $  817,016
  Production tax                           147,414       141,308
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              568,384     1,195,064
  General and administrative               323,535       345,561
                                        ----------    ----------
                                        $1,820,719    $2,498,949
                                        ----------    ----------

NET INCOME (LOSS)                       $  810,626   ($  147,480)
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   62,862    $   40,429
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)    $  747,764   ($  187,909)
                                        ==========    ==========
NET INCOME (LOSS) per unit              $     1.54   ($      .39)
                                        ==========    ==========
UNITS OUTSTANDING                          484,283       484,283
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                  GEODYNE PRODUCTION PARTNERSHIP II-A
                   COMBINED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                           1996         1995
                                        ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                     $  810,626   ($  147,480)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            568,384     1,195,064
   (Gain) loss on sale of oil and gas
     properties                              6,640   (    11,753)
   (Increase) decrease in accounts
     receivable                        (    79,328)       68,996
   Increase in deferred charge                 -     (   285,816)
   Decrease in accounts payable        (    80,198)  (   101,627)
   Increase in accrued liability               -         116,180
                                        ----------    ----------
  Net cash provided by operating
   activities                           $1,226,124    $  833,564

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($   21,605)  ($   45,064)
  Proceeds from sale of oil and
   gas properties                           23,337        22,431
                                        ----------    ----------
  Net cash provided (used) by
   investing activities                 $    1,732   ($   22,633)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($1,027,029)  ($1,215,000)
                                        ----------    ----------
  Net cash used by financing
   activities                          ($1,027,029)  ($1,215,000)
                                        ----------    ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                      $  200,827   ($  404,069)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      508,024       793,694
                                        ----------    ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  708,851    $  389,625
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                  GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                         June 30,    December 31,
                                           1996         1995
                                        ----------   -----------

CURRENT ASSETS:
  Cash and cash equivalents             $  484,682    $  168,239
  Accounts receivable:
   Oil and gas sales, including
     $81,240 due from related
     parties in 1995 (Note 2)              625,463       584,133
                                        ----------    ----------
       Total current assets             $1,110,145    $  752,372

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          4,823,637     5,258,752

DEFERRED CHARGE                            226,303       226,303
                                        ----------    ----------
                                        $6,160,085    $6,237,427
                                        ==========    ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                      $   97,691    $  211,226
  Gas imbalance payable                     15,048        15,048
                                        ----------    ----------
       Total current liabilities        $  112,739    $  226,274

ACCRUED LIABILITY                       $  301,684    $  301,684

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($  259,647)  ($  246,438)
  Limited Partners, issued and
   outstanding, 361,719 units            6,005,309     5,955,907
                                        ----------    ----------
       Total Partners' capital          $5,745,662    $5,709,469
                                        ----------    ----------
                                        $6,160,085    $6,237,427
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                  GEODYNE PRODUCTION PARTNERSHIP II-B
                   COMBINED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                            1996         1995
                                          --------     ---------

REVENUES:
  Oil and gas sales, including
   $57,603 of sales to related
   parties in 1995 (Note 2)               $917,850    $  880,759
  Interest income                            2,885         3,425
  Gain on sale of oil and gas
   properties                                  685         1,713
                                          --------    ----------
                                          $921,420    $  885,897

COSTS AND EXPENSES:
  Lease operating                         $250,709    $  444,431
  Production tax                            49,596        59,182
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              211,033       506,895
  General and administrative               136,395       196,620
                                          --------    ----------
                                          $647,733    $1,207,128
                                          --------    ----------

NET INCOME (LOSS)                         $273,687   ($  321,231)
                                          ========    ==========
GENERAL PARTNER - NET INCOME              $ 21,981    $    4,214
                                          ========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)      $251,706   ($  325,445)
                                          ========    ==========
NET INCOME (LOSS) per unit                $    .70   ($      .90)
                                          ========    ==========
UNITS OUTSTANDING                          361,719       361,719
                                          ========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                  GEODYNE PRODUCTION PARTNERSHIP II-B
                   COMBINED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                           1996         1995
                                        ----------   -----------

REVENUES:
  Oil and gas sales, including
   $138,216 of sales to related
   parties in 1995 (Note 2)             $1,949,372    $1,819,822
  Interest income                            4,395         7,837
  Gain (loss) on sale of oil and gas
   properties                                1,648   (    18,772)
                                        ----------    ----------
                                        $1,955,415    $1,808,887

COSTS AND EXPENSES:
  Lease operating                       $  551,572    $  798,636
  Production tax                           108,280       114,145
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              464,121     1,087,527
  General and administrative               261,182       302,542
                                        ----------    ----------
                                        $1,385,155    $2,302,850
                                        ----------    ----------

NET INCOME (LOSS)                       $  570,260   ($  493,963)
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   46,858    $   18,803
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)    $  523,402   ($  512,766)
                                        ==========    ==========
NET INCOME (LOSS) per unit              $     1.45   ($     1.42)
                                        ==========    ==========
UNITS OUTSTANDING                          361,719       361,719
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                  GEODYNE PRODUCTION PARTNERSHIP II-B
                   COMBINED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                            1996        1995
                                          --------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $570,260   ($  493,963)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            464,121     1,087,527
   (Gain) loss on sale of oil and gas
     properties                          (   1,648)       18,772
   Increase in accounts receivable       (  41,330)  (    21,009)
   Increase in deferred charge                 -     (    42,763)
   Decrease in accounts payable          ( 113,535)  (    69,492)
   Increase in accrued liability               -          91,127
                                          --------    ----------
  Net cash provided by operating
   activities                             $877,868    $  570,199

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                   ($ 46,535)  ($   70,758)
  Proceeds from sale of oil and
   gas properties                           19,177        15,405
                                          --------    ----------
  Net cash used by investing
   activities                            ($ 27,358)  ($   55,353)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($534,067)  ($  937,000)
                                          --------    ----------
  Net cash used by financing
   activities                            ($534,067)  ($  937,000)
                                          --------    ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        $316,443   ($  422,154)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      168,239       623,450
                                          --------    ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $484,682    $  201,296
                                          ========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                  GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                         June 30,    December 31,
                                           1996         1995
                                        ----------   -----------

CURRENT ASSETS:
  Cash and cash equivalents             $  225,030    $   82,353
  Accounts receivable:
   Oil and gas sales, including
     $46,202 due from related
     parties in 1995 (Note 2)              289,557       291,365
                                        ----------    ----------
       Total current assets             $  514,587    $  373,718

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          2,345,002     2,572,284

DEFERRED CHARGE                            259,941       259,941
                                        ----------    ----------
                                        $3,119,530    $3,205,943
                                        ==========    ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                      $   41,781    $   67,293
  Gas imbalance payable                     59,892        59,892
                                        ----------    ----------
       Total current liabilities        $  101,673    $  127,185

ACCRUED LIABILITY                       $  138,658    $  138,658

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($  110,260)  ($   99,615)
  Limited Partners, issued and
   outstanding, 154,621 units            2,989,459     3,039,715
                                        ----------    ----------
       Total Partners' capital          $2,879,199    $2,940,100
                                        ----------    ----------
                                        $3,119,530    $3,205,943
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                  GEODYNE PRODUCTION PARTNERSHIP II-C
                   COMBINED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                            1996         1995
                                          --------     ---------

REVENUES:
  Oil and gas sales, including
   $42,821 of sales to related
   parties in 1995 (Note 2)               $428,354      $401,126
  Interest income                            1,710         2,160
  Gain on sale of oil and gas
   properties                                1,152         3,307
                                          --------      --------
                                          $431,216      $406,593

COSTS AND EXPENSES:
  Lease operating                         $115,174      $140,720
  Production tax                            26,747        30,236
  Depreciation, depletion, and
   amortization of oil and gas
   properties                               99,777       237,385
  General and administrative                58,916        86,146
                                          --------      --------
                                          $300,614      $494,487
                                          --------      --------

NET INCOME (LOSS)                         $130,602     ($ 87,894)
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 10,436      $  5,101
                                          ========      ========
LIMITED PARTNERS - NET INCOME (LOSS)      $120,166     ($ 92,995)
                                          ========      ========
NET INCOME (LOSS) per unit                $    .78     ($    .60)
                                          ========      ========
UNITS OUTSTANDING                          154,621       154,621
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                  GEODYNE PRODUCTION PARTNERSHIP II-C
                   COMBINED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                            1996         1995
                                          --------     ---------

REVENUES:
  Oil and gas sales, including
   $94,336 of sales to related
   parties in 1995 (Note 2)               $896,703      $833,583
  Interest income                            2,588         5,108
  Gain on sale of oil and gas
   properties                                1,295        12,287
                                          --------      --------
                                          $900,586      $850,978

COSTS AND EXPENSES:
  Lease operating                         $240,177      $291,173
  Production tax                            54,570        53,125
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              213,310       502,375
  General and administrative               112,374       132,328
                                          --------      --------
                                          $620,431      $979,001
                                          --------      --------

NET INCOME (LOSS)                         $280,155     ($128,023)
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 22,411      $ 13,694
                                          ========      ========
LIMITED PARTNERS - NET INCOME (LOSS)      $257,744     ($141,717)
                                          ========      ========
NET INCOME (LOSS) per unit                $   1.67     ($    .92)
                                          ========      ========
UNITS OUTSTANDING                          154,621       154,621
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                  GEODYNE PRODUCTION PARTNERSHIP II-C
                   COMBINED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                            1996         1995
                                          --------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $280,155     ($128,023)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            213,310       502,375
   Gain on sale of oil and gas
     properties                          (   1,295)    (  12,287)
   Decrease in accounts receivable           1,808        29,434
   Increase in deferred charge                 -       (  63,473)
   Increase (decrease) in accounts
     payable                             (  25,512)        8,111
   Decrease in gas imbalance payable           -       (  62,262)
   Increase in accrued liability               -          36,896
                                          --------      --------
  Net cash provided by operating
   activities                             $468,466      $310,771

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                    $    -       ($ 10,311)
  Proceeds from sale of oil and
   gas properties                           15,267        18,739
                                          --------      --------
  Net cash provided by investing
   activities                             $ 15,267      $  8,428

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($341,056)    ($557,000)
                                          --------      --------
  Net cash used by financing
   activities                            ($341,056)    ($557,000)
                                          --------      --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        $142,677     ($237,801)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                       82,353       380,901
                                          --------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $225,030      $143,100
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                  GEODYNE PRODUCTION PARTNERSHIP II-D
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                         June 30,    December 31,
                                           1996         1995
                                        ----------   -----------

CURRENT ASSETS:
  Cash and cash equivalents             $  315,701    $  317,368
  Accounts receivable:
   Oil and gas sales, including
     $124,908 due from related
     parties in 1995 (Note 2)              692,916       630,370
                                        ----------    ----------
       Total current assets             $1,008,617    $  947,738

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          5,011,704     5,394,199

DEFERRED CHARGE                            949,227       949,227
                                        ----------    ----------
                                        $6,969,548    $7,291,164
                                        ==========    ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                      $  140,737    $  146,808
  Gas imbalance payable                    117,523       117,523
                                        ----------    ----------
       Total current liabilities        $  258,260    $  264,331

ACCRUED LIABILITY                       $  285,420    $  285,420

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($  204,300)  ($  143,473)
  Limited Partners, issued and
   outstanding, 314,878 units            6,630,168     6,884,886
                                        ----------    ----------
       Total Partners' capital          $6,425,868    $6,741,413
                                        ----------    ----------
                                        $6,969,548    $7,291,164
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                  GEODYNE PRODUCTION PARTNERSHIP II-D
                   COMBINED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                           1996          1995
                                        ----------     ---------

REVENUES:
  Oil and gas sales, including
   $154,800 of sales to related
   parties in 1995 (Note 2)             $1,021,696    $  989,836
  Interest income                            2,751         3,565
  Gain on sale of oil and gas
   properties                                1,250         4,071
                                        ----------    ----------
                                        $1,025,697    $  997,472

COSTS AND EXPENSES:
  Lease operating                       $  467,151    $  334,186
  Production tax                            69,915        87,287
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              175,011       564,810
  General and administrative               125,143       194,976
                                        ----------    ----------
                                        $  837,220    $1,181,259
                                        ----------    ----------

NET INCOME (LOSS)                       $  188,477   ($  183,787)
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   16,287    $   13,403
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)    $  172,190   ($  197,190)
                                        ==========    ==========
NET INCOME (LOSS) per unit              $      .55   ($      .63)
                                        ==========    ==========
UNITS OUTSTANDING                          314,878       314,878
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                  GEODYNE PRODUCTION PARTNERSHIP II-D
                   COMBINED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                           1996         1995
                                        ----------   -----------

REVENUES:
  Oil and gas sales, including
   $306,762 of sales to related
   parties in 1995 (Note 2)             $2,079,944    $2,053,176
  Interest income                            5,297         8,143
  Gain on sale of oil and gas
   properties                                1,250        13,362
                                        ----------    ----------
                                        $2,086,491    $2,074,678

COSTS AND EXPENSES:
  Lease operating                       $  847,833    $  833,292
  Production tax                           140,485       150,021
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              375,341     1,197,983
  General and administrative               235,431       288,774
                                        ----------    ----------
                                        $1,599,090    $2,470,070
                                        ----------    ----------

NET INCOME (LOSS)                       $  487,401   ($  395,392)
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   39,119    $   28,150
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)    $  448,282   ($  423,542)
                                        ==========    ==========
NET INCOME (LOSS) per unit              $     1.42   ($     1.35)
                                        ==========    ==========
UNITS OUTSTANDING                          314,878       314,878
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                  GEODYNE PRODUCTION PARTNERSHIP II-D
                   COMBINED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                            1996        1995
                                          --------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $487,401   ($  395,392)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            375,341     1,197,983
   Gain on sale of oil and gas
     properties                          (   1,250)  (    13,362)
   (Increase) decrease in accounts
     receivable                          (  62,546)       71,638
   Increase in deferred charge                 -     (    89,087)
   Increase (decrease) in accounts
     payable                             (   6,071)          264
   Decrease in gas imbalance payable           -     (   109,252)
   Increase in accrued liability               -          18,909
                                          --------    ----------
  Net cash provided by operating
   activities                             $792,875    $  681,701

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                    $    -     ($   20,234)
  Proceeds from sale of oil and
   gas properties                            8,404        23,481
                                          --------    ----------
  Net cash provided (used) by
   investing activities                   $  8,404   ($    3,247)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($802,946)  ($1,004,000)
                                          --------    ----------
  Net cash used by financing
   activities                            ($802,946)  ($1,004,000)
                                          --------    ----------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS                            ($  1,667)  ($  319,052)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      317,368       563,613
                                          --------    ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $315,701    $  244,561
                                          ========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                  GEODYNE PRODUCTION PARTNERSHIP II-E
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                         June 30,    December 31,
                                           1996         1995
                                        ----------   -----------

CURRENT ASSETS:
  Cash and cash equivalents             $  250,100    $  201,042
  Accounts receivable:
   Oil and gas sales, including
     $122,758 due from related
     parties in 1995 (Note 2)              442,562       409,630
                                        ----------    ----------
       Total current assets             $  692,662    $  610,672

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          4,833,118     5,293,979

DEFERRED CHARGE                            374,745       374,745
                                        ----------    ----------
                                        $5,900,525    $6,279,396
                                        ==========    ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                      $   74,182    $   90,392
  Gas imbalance payable                     84,265        84,265
                                        ----------    ----------
       Total current liabilities        $  158,447    $  174,657

ACCRUED LIABILITY                       $  134,283    $  134,283

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($  142,475)  ($  122,950)
  Limited Partners, issued and
   outstanding, 228,821 units            5,750,270     6,093,406
                                        ----------    ----------
       Total Partners' capital          $5,607,795    $5,970,456
                                        ----------    ----------
                                        $5,900,525    $6,279,396
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                  GEODYNE PRODUCTION PARTNERSHIP II-E
                   COMBINED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                            1996         1995
                                          --------     ---------

REVENUES:
  Oil and gas sales, including
   $136,223 of sales to related
   parties in 1995 (Note 2)               $676,499    $  570,706
  Interest income                            1,940         1,837
  Gain (loss) on sale of oil and
   gas properties                            2,537   (    14,570)
                                          --------    ----------
                                          $680,976    $  557,973

COSTS AND EXPENSES:
  Lease operating                         $225,613    $  235,263
  Production tax                            45,525        47,347
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              215,802       502,009
  General and administrative               131,448       257,785
                                          --------    ----------
                                          $618,388    $1,042,404
                                          --------    ----------

NET INCOME (LOSS)                         $ 62,588   ($  484,431)
                                          ========    ==========
GENERAL PARTNER - NET INCOME (LOSS)       $ 11,664   ($    4,141)
                                          ========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)      $ 50,924   ($  480,290)
                                          ========    ==========
NET INCOME (LOSS) per unit                $    .22   ($     2.10)
                                          ========    ==========
UNITS OUTSTANDING                          228,821       228,821
                                          ========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                  GEODYNE PRODUCTION PARTNERSHIP II-E
                   COMBINED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                           1996         1995
                                        ----------   -----------

REVENUES:
  Oil and gas sales, including
   $245,802 of sales to related
   parties in 1995 (Note 2)             $1,373,418    $1,121,934
  Interest income                            3,680         3,792
  Gain on sale of oil and gas
   properties                                2,939           464
                                        ----------    ----------
                                        $1,380,037    $1,126,190

COSTS AND EXPENSES:
  Lease operating                       $  440,368    $  485,939
  Production tax                            94,329        96,185
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              473,205       987,136
  General and administrative               222,021       325,159
                                        ----------    ----------
                                        $1,229,923    $1,894,419
                                        ----------    ----------

NET INCOME (LOSS)                       $  150,114   ($  768,229)
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   26,250    $    1,074
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)    $  123,864   ($  769,303)
                                        ==========    ==========
NET INCOME (LOSS) per unit              $      .54   ($     3.36)
                                        ==========    ==========
UNITS OUTSTANDING                          228,821       228,821
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                  GEODYNE PRODUCTION PARTNERSHIP II-E
                   COMBINED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                            1996        1995
                                          --------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $150,114     ($768,229)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            473,205       987,136
   Gain on sale of oil and gas
     properties                          (   2,939)    (     464)
   (Increase) decrease in accounts
     receivable                          (  32,932)       11,403
   Decrease in deferred charge                 -          18,684
   Increase (decrease) in accounts
     payable                             (  16,210)       35,630
   Decrease in gas imbalance payable           -       (  23,704)
   Decrease in accrued liability               -       (   7,667)
                                          --------      --------
  Net cash provided by operating
   activities                             $571,238      $252,789

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                   ($ 12,344)    ($ 20,364)
  Proceeds from sale of oil and
   gas properties                            2,939        21,052
                                          --------      --------
  Net cash provided (used) by
   investing activities                  ($  9,405)     $    688

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($512,775)    ($395,000)
                                          --------      --------
  Net cash used by financing
   activities                            ($512,775)    ($395,000)
                                          --------      --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        $ 49,058     ($141,523)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      201,042       260,348
                                          --------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $250,100      $118,825
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                  GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                         June 30,    December 31,
                                           1996         1995
                                        ----------   -----------

CURRENT ASSETS:
  Cash and cash equivalents             $  423,346    $  325,816
  Accounts receivable:
   Oil and gas sales, including
     $66,788 due from related
     parties in 1995 (Note 2)              394,781       352,473
                                        ----------    ----------
       Total current assets             $  818,127    $  678,289

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          4,612,058     4,936,055

DEFERRED CHARGE                            119,115       119,115
                                        ----------    ----------
                                        $5,549,300    $5,733,459
                                        ==========    ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                      $   38,888    $   79,348
  Gas imbalance payable                     23,373        23,373
                                        ----------    ----------
       Total current liabilities        $   62,261    $  102,721

ACCRUED LIABILITY                       $   23,330    $   23,330

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($  100,019)  ($   84,377)
  Limited Partners, issued and
   outstanding, 171,400 units            5,563,728     5,691,785
                                        ----------    ----------
       Total Partners' capital          $5,463,709    $5,607,408
                                        ----------    ----------
                                        $5,549,300    $5,733,459
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                  GEODYNE PRODUCTION PARTNERSHIP II-F
                   COMBINED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                            1996         1995
                                          --------     ---------

REVENUES:
  Oil and gas sales, including
   $87,227 of sales to related
   parties in 1995 (Note 2)               $612,423      $493,171
  Interest income                            2,894         2,277
  Loss on sale of oil and gas
   properties                                  -       (   4,471)
                                          --------      --------
                                          $615,317      $490,977

COSTS AND EXPENSES:
  Lease operating                         $111,976      $121,863
  Production tax                            39,691        32,883
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              153,094       299,436
  General and administrative                51,013        56,431
                                          --------      --------
                                          $355,774      $510,613
                                          --------      --------

NET INCOME (LOSS)                         $259,543     ($ 19,636)
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 18,956      $ 10,997
                                          ========      ========
LIMITED PARTNERS - NET INCOME (LOSS)      $240,587     ($ 30,633)
                                          ========      ========
NET INCOME (LOSS) per unit                $   1.40     ($    .18)
                                          ========      ========
UNITS OUTSTANDING                          171,400       171,400
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                  GEODYNE PRODUCTION PARTNERSHIP II-F
                   COMBINED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                           1996         1995
                                        ----------   -----------

REVENUES:
  Oil and gas sales, including
   $177,741 of sales to related
   parties in 1995 (Note 2)             $1,231,441      $930,474
  Interest income                            5,356         4,200
  Gain on sale of oil and gas
   properties                                  873        10,388
                                        ----------      --------
                                        $1,237,670      $945,062

COSTS AND EXPENSES:
  Lease operating                       $  224,404      $262,623
  Production tax                            79,300        68,626
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              321,435       559,823
  General and administrative               106,707       107,661
                                        ----------      --------
                                        $  731,846      $998,733

NET INCOME (LOSS)                       $  505,824     ($ 53,671)
                                        ==========      ========
GENERAL PARTNER - NET INCOME            $   37,881      $ 19,709
                                        ==========      ========
LIMITED PARTNERS - NET INCOME (LOSS)    $  467,943     ($ 73,380)
                                        ==========      ========
NET INCOME (LOSS) per unit              $     2.73     ($    .43)
                                        ==========      ========
UNITS OUTSTANDING                          171,400       171,400
                                        ==========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                  GEODYNE PRODUCTION PARTNERSHIP II-F
                   COMBINED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                            1996         1995
                                          --------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $505,824     ($ 53,671)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            321,435       559,823
   Gain on sale of oil and gas
     properties                          (     873)    (  10,388)
   (Increase) decrease in accounts
     receivable                          (  42,308)       20,502
   Decrease in deferred charge                 -           6,811
   Decrease in accounts payable          (  40,460)    (  23,647)
   Decrease in gas imbalance payable           -       (   2,289)
   Decrease in accrued liability               -       (   2,780)
                                          --------      --------
  Net cash provided by operating
   activities                             $743,618      $494,361

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of oil and
   gas properties                         $  3,435      $ 38,729
                                          --------      --------
  Net cash provided by investing
   activities                             $  3,435      $ 38,729

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($649,523)    ($509,000)
                                          --------      --------
  Net cash used by financing
   activities                            ($649,523)    ($509,000)
                                          --------      --------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                             $ 97,530      $ 24,090

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      325,816       237,397
                                          --------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $423,346      $261,487
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                  GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                         June 30,   December 31,
                                           1996        1995
                                        ----------- -----------

CURRENT ASSETS:
  Cash and cash equivalents             $   870,095  $   661,921
  Accounts receivable:
   Oil and gas sales, including
     $141,036 due from related
     parties in 1995 (Note 2)               840,332      748,457
                                        -----------  -----------
       Total current assets             $ 1,710,427  $ 1,410,378

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          10,113,756   10,851,397

DEFERRED CHARGE                             257,374      257,374
                                        -----------  -----------
                                        $12,081,557  $12,519,149
                                        ===========  ===========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                      $    84,908  $   176,095
  Gas imbalance payable                      50,501       50,501
                                        -----------  -----------
       Total current liabilities        $   135,409  $   226,596

ACCRUED LIABILITY                       $    50,802  $    50,802

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($   229,920)($   197,620)
  Limited Partners, issued and
   outstanding, 372,189 units            12,125,266   12,439,371
                                        -----------  -----------
       Total Partners' capital          $11,895,346  $12,241,751
                                        -----------  -----------
                                        $12,081,557  $12,519,149
                                        ===========  ===========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                  GEODYNE PRODUCTION PARTNERSHIP II-G
                   COMBINED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                           1996         1995
                                        ----------   -----------

REVENUES:
  Oil and gas sales, including
   $184,341 of sales to related
   parties in 1995 (Note 2)             $1,302,851    $1,061,698
  Interest income                            5,939         4,946
  Loss on sale of oil and gas
   properties                                  -     (    12,319)
                                        ----------    ----------
                                        $1,308,790    $1,054,325

COSTS AND EXPENSES:
  Lease operating                       $  244,856    $  277,775
  Production tax                            84,960        71,822
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              350,026       636,713
  General and administrative               110,440       122,281
                                        ----------    ----------
                                        $  790,282    $1,108,591
                                        ----------    ----------

NET INCOME (LOSS)                       $  518,508   ($   54,266)
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   39,629    $   22,755
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)    $  478,879   ($   77,021)
                                        ==========    ==========
NET INCOME (LOSS) per unit              $     1.29   ($      .21)
                                        ==========    ==========
UNITS OUTSTANDING                          372,189       372,189
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                  GEODYNE PRODUCTION PARTNERSHIP II-G
                   COMBINED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                           1996         1995
                                        ----------   -----------

REVENUES:
  Oil and gas sales, including
   $375,456 of sales to related
   parties in 1995 (Note 2)             $2,616,899    $2,032,268
  Interest income                           10,961         9,008
  Gain on sale of oil and gas
   properties                                1,852        23,632
                                        ----------    ----------
                                        $2,629,712    $2,064,908

COSTS AND EXPENSES:
  Lease operating                       $  490,970    $  587,621
  Production tax                           169,736       153,000
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              735,808     1,204,284
  General and administrative               231,325       233,593
                                        ----------    ----------
                                        $1,627,839    $2,178,498
                                        ----------    ----------

NET INCOME (LOSS)                       $1,001,873   ($  113,590)
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   78,978    $   42,492
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)    $  922,895   ($  156,082)
                                        ==========    ==========
NET INCOME (LOSS) per unit              $     2.48   ($      .42)
                                        ==========    ==========
UNITS OUTSTANDING                          372,189       372,189
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                  GEODYNE PRODUCTION PARTNERSHIP II-G
                   COMBINED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                           1996         1995
                                        ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                     $1,001,873   ($  113,590)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            735,808     1,204,284
   Gain on sale of oil and gas
     properties                        (     1,852)  (    23,632)
   (Increase) decrease in accounts
     receivable                        (    91,875)       36,661
   Decrease in deferred charge                 -          25,357
   Decrease in accounts payable        (    91,187)  (    46,352)
   Decrease in gas imbalance payable           -     (     5,466)
   Decrease in accrued liability               -     (    10,456)
                                        ----------    ----------
  Net cash provided by operating
   activities                           $1,552,767    $1,066,806

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of oil and
   gas properties                       $    3,685    $   84,429
                                        ----------    ----------
  Net cash provided by investing
   activities                           $    3,685    $   84,429

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($1,348,278)  ($1,098,000)
                                        ----------    ----------
  Net cash used by financing
   activities                          ($1,348,278)  ($1,098,000)
                                        ----------    ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                      $  208,174   ($   53,235)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      661,921       492,117
                                        ----------    ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  870,095    $  545,352
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                  GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED BALANCE SHEETS
                              (Unaudited)


                                ASSETS

                                         June 30,    December 31,
                                           1996         1995
                                        ----------   -----------

CURRENT ASSETS:
  Cash and cash equivalents             $  202,336    $  158,812
  Accounts receivable:
   Oil and gas sales, including
     $33,220 due from related
     parties in 1995 (Note 2)              201,537       179,505
                                        ----------    ----------
       Total current assets             $  403,873    $  338,317

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          2,442,154     2,624,277

DEFERRED CHARGE                             62,062        62,062
                                        ----------    ----------
                                        $2,908,089    $3,024,656
                                        ==========    ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                      $   21,208    $   45,404
  Gas imbalance payable                     11,211        11,211
                                        ----------    ----------
       Total current liabilities        $   32,419    $   56,615

ACCRUED LIABILITY                       $   12,779    $   12,779

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($   55,199)  ($   47,635)
  Limited Partners, issued and
   outstanding, 91,711 units             2,918,090     3,002,897
                                        ----------    ----------
       Total Partners' capital          $2,862,891    $2,955,262
                                        ----------    ----------
                                        $2,908,089    $3,024,656
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                  GEODYNE PRODUCTION PARTNERSHIP II-H
                   COMBINED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                            1996         1995
                                          --------     ---------

REVENUES:
  Oil and gas sales, including
   $43,482 of sales to related
   parties in 1995 (Note 2)               $310,430      $251,901
  Interest income                            1,321         1,179
  Loss on sale of oil and gas
   properties                                  -       (   3,699)
                                          --------      --------
                                          $311,751      $249,381

COSTS AND EXPENSES:
  Lease operating                         $ 61,400      $ 69,399
  Production tax                            20,522        17,617
  Depreciation, depletion, and
   amortization of oil and gas
   properties                               86,269       161,455
  General and administrative                27,400        30,322
                                          --------      --------
                                          $195,591      $278,793
                                          --------      --------

NET INCOME (LOSS)                         $116,160     ($ 29,412)
                                          ========      ========
GENERAL PARTNER - NET INCOME              $  9,193      $  4,988
                                          ========      ========
LIMITED PARTNERS - NET INCOME (LOSS)      $106,967     ($ 34,400)
                                          ========      ========
NET INCOME (LOSS) per unit                $   1.17     ($    .38)
                                          ========      ========
UNITS OUTSTANDING                           91,711        91,711
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                  GEODYNE PRODUCTION PARTNERSHIP II-H
                   COMBINED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                            1996         1995
                                          --------     ---------

REVENUES:
  Oil and gas sales, including
   $88,488 of sales to related
   parties in 1995 (Note 2)               $626,799      $489,212
  Interest income                            2,444         2,141
  Gain on sale of oil and gas
   properties                                  440         4,551
                                          --------      --------
                                          $629,683      $495,904

COSTS AND EXPENSES:
  Lease operating                         $123,094      $142,652
  Production tax                            41,129        38,045
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              181,611       309,009
  General and administrative                57,180        57,758
                                          --------      --------
                                          $403,014      $547,464
                                          --------      --------

NET INCOME (LOSS)                         $226,669     ($ 51,560)
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 18,476      $  9,782
                                          ========      ========
LIMITED PARTNERS - NET INCOME (LOSS)      $208,193     ($ 61,342)
                                          ========      ========
NET INCOME (LOSS) per unit                $   2.27     (     .67)
                                          ========      ========
UNITS OUTSTANDING                           91,711        91,711
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                  GEODYNE PRODUCTION PARTNERSHIP II-H
                   COMBINED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                            1996         1995
                                          --------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $226,669     ($ 51,560)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            181,611       309,009
   Gain on sale of oil and gas
     properties                          (     440)    (   4,551)
   (Increase) decrease in accounts
     receivable                          (  22,032)       10,468
   Decrease in deferred charge                 -           4,487
   Decrease in accounts payable          (  24,196)    (  10,968)
   Decrease in accrued liability               -       (   2,042)
                                          --------      --------
  Net cash provided by operating
   activities                             $361,612      $254,843

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of oil and
   gas properties                         $    952      $ 21,027
                                          --------      --------
  Net cash provided by investing
   activities                             $    952      $ 21,027

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($319,040)    ($268,500)
                                          --------      --------
  Net cash used by financing
   activities                            ($319,040)    ($268,500)
                                          --------      --------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                             $ 43,524      $  7,370

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      158,812       124,102
                                          --------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $202,336      $131,472
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

             GEODYNE ENERGY INCOME II LIMITED PARTNERSHIPS
         CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                             JUNE 30, 1996
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The combined balance sheets as of June 30, 1996, combined statements of operations for the three and six months ended June 30, 1996 and 1995 and combined statements of cash flows for the six months ended June 30, 1996 and 1995 have been prepared by Geodyne Resources, Inc., the general partner of the limited partnerships, and are unaudited. Each limited partnership is a general partner in the related Geodyne Energy Income Production Partnership (the "Production Partnership") in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a "Partnership" or the "Partnerships" are references to the limited partnerships and their related Production Partnerships, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the Production Partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at June 30, 1996, the combined results of operations for the three and six months ended June 30, 1996 and 1995 and the combined cash flows for the six months ended June 30, 1996 and 1995.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1995. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred by the General Partner. During the six months ended June 30, 1996 the following payments were made to the General Partner or its affiliates by the Partnerships:

                          Direct General       Administrative
        Partnership      and Administrative       Overhead
        -----------      ------------------    --------------
           II-A              $ 68,649             $254,886
           II-B                70,802              190,380
           II-C                30,996               81,378
           II-D                69,705              165,726
           II-E               101,589              120,432
           II-F                16,497               90,210
           II-G                35,437              195,888
           II-H                 8,910               48,270

     An affiliated company is the operator of certain of the Partnerships' properties and its policy is to bill the Partnerships for all customary charges and cost reimbursements associated with its activities, together with any compressor rental, consulting, or other services provided.

     During 1995, the Partnerships sold gas at market prices to Premier Gas Company ("Premier") and Premier then resold such gas to third parties at market prices. Premier was an affiliate of the Partnerships until December 6, 1995. The following is a summary of these sales during the three and six months ended June 30, 1995 and the amount of the Partnership's accrued oil and gas sales due from Premier at December 31, 1995.
                                                     Accrued
             Gas Sales          Gas Sales       Oil and Gas Sales
          --------------     --------------     -----------------
          3 Months Ended     6 Months Ended           As of
          June 30, 1995      June 30, 1995      December 31, 1995
          --------------     --------------     -----------------

II-A         $180,025          $  374,247           $153,461
II-B           57,603             138,216             81,240
II-C           42,821              94,336             46,202
II-D          154,800             306,762            124,908
II-E          136,223             245,802            122,758
II-F           87,227             177,741             66,788
II-G          184,341             375,456            141,036
II-H           43,482              88,488             33,220

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

     Net proceeds from operations less necessary operating capital are distributed to Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. Over the last several years, the domestic energy industry and the Partnerships have contended with volatile, but generally low, oil and gas prices. Over the last few years, the oil and gas market appears to have moved from periods of relative stability in supply and demand to excess supply and/or weakened demand. These trends have led to the volatility in pricing and demand noted over the past years. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 1996 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations of the Partnerships.

     RESULTS OF OPERATIONS
     ---------------------

     An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables within "Results of Operations". Generally, the Partnerships' operations during the six months ended June 30, 1996 reflected a decrease in production of oil and an increase in the average prices of oil and natural gas sold by the Partnerships. Refer to "Liquidity and Capital Resources" above for a discussion of factors impacting prices and production volumes.

     II-A PARTNERSHIP

     THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995.
                                      Three months ended June 30,
                                      ---------------------------
                                         1996             1995
                                      ----------       ----------
      Oil and gas sales               $1,286,587       $1,082,118
      Oil and gas production expenses $  441,008       $  402,653
      Barrels produced                    27,526           31,658
      Mcf produced                       364,081          338,247
      Average price/Bbl               $    18.98       $    16.84
      Average price/Mcf               $     2.10       $     1.62

     As shown in the above table, oil and gas sales increased $204,469 (18.9%) for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Of this increase, $230,107 was related to the increases in the average prices of oil and natural gas sold and $54,251 was related to the increase in the volumes of natural gas sold, partially offset by a $78,425 decrease related to the decrease in the volumes of oil sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Volumes of oil sold decreased by 4,132 barrels and volumes of natural gas sold increased by 25,834 Mcf for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Average oil and natural gas prices increased to $18.98 per barrel and $2.10 per Mcf, respectively, for the three months ended June 30, 1996 from $16.84 per barrel and $1.62 per Mcf, respectively, for the three months ended June 30, 1995.

     Direct operating expenses (including lease operating expenses and production taxes) increased by $38,355 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This increase was primarily due to an increase in production taxes related to the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 34.3% for the three months ended June 30, 1996 from 37.2% for the three months ended June 30, 1995. This percentage decrease was primarily due to the increases of the average prices of oil and natural gas sold during the three months ended June 30,1996 as compared to the three months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $253,402 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to significant upward revisions in the estimates of remaining oil and natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 21.2% for the three months ended June 30, 1996 from 48.6% for the three months ended June 30, 1995. This percentage decrease was primarily due to the upward revisions of previous reserve estimates discussed above and the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     General and administrative expenses decreased by $41,895 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to a decrease in legal and other professional fees during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 12.6% for the three months ended June 30, 1996 from 18.8% for the three months ended June 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.
                                       Six months ended June 30,
                                      ---------------------------
                                         1996             1995
                                      ----------       ----------
      Oil and gas sales               $2,629,889       $2,329,011
      Oil and gas production expenses $  928,800       $  958,324
      Barrels produced                    58,616           65,752
      Mcf produced                       751,963          801,672
      Average price/Bbl               $    18.61       $    16.50
      Average price/Mcf               $     2.05       $     1.55

     As shown in the above table, oil and gas sales increased $300,878 (12.9%) for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Of this increase, $539,573 was related to the increases in the average prices of oil and natural gas sold, partially offset by a $234,704 decrease related to the decrease in the volumes of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Volumes of oil and natural gas sold decreased by 7,136 barrels and 49,709 Mcf, respectively, for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Average oil and natural gas prices increased to $18.61 per barrel and $2.05 per Mcf, respectively, for the six months ended June 30, 1996 from $16.50 per barrel and $1.55 per Mcf, respectively, for the six months ended June 30, 1995.

     Direct operating expenses (including lease operating expenses and production taxes) decreased by $29,524 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily due to the decreases in the volumes of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, partially offset by an increase in production taxes related to the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 35.3% for the six months ended June 30, 1996 from 41.2% for the six months ended June 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the six months ended June 30,1996 as compared to the six months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $626,680 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily due to significant upward revisions in the estimates of remaining oil and natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 21.6% for the six months ended June 30, 1996 from 51.3% for the six months ended June 30, 1995. This percentage decrease was primarily due to the upward revisions of previous reserve estimates discussed above and the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     General and administrative expenses decreased by $22,026 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily due to a decrease in legal fees during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 12.3% for the six months ended June 30, 1996 from 14.8% for the six months ended June 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     Cumulative cash distributions to the Limited Partners through June 30, 1996 were $37,165,357 or 76.74% of Limited Partners' contributions.

     II-B PARTNERSHIP

     THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995.
                                      Three months ended June 30,
                                      ---------------------------
                                          1996             1995
                                        --------         --------
      Oil and gas sales                 $917,850         $880,759
      Oil and gas production expenses   $300,305         $503,613
      Barrels produced                    20,790           22,312
      Mcf produced                       238,069          287,374
      Average price/Bbl                 $  19.26         $  17.07
      Average price/Mcf                 $   2.17         $   1.74

     As shown in the above table, oil and gas sales increased $37,091 (4.2%) for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Of this increase, $172,434 was related to the increases in the average prices of oil and natural gas sold, partially offset by a $136,306 decrease related to the decreases in the volumes of oil and natural sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Volumes of oil and natural gas sold decreased by 1,522 barrels and 49,305 Mcf, respectively, for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The decrease in the volumes of natural gas sold was primarily due to (i) negative prior period volume adjustments made by a purchaser on one well during the three months ended June 30, 1996 and (ii) a negative gas balancing adjustment made by the operator on one significant well during the three months ended June 30, 1996. Average oil and natural gas prices increased to $19.26 per barrel and $2.17 per Mcf, respectively, for the three months ended June 30, 1996 from $17.07 per barrel and $1.74 per Mcf, respectively, for the three months ended June 30, 1995.

     Direct operating expenses (including lease operating expenses and production taxes) decreased by $203,308 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to (i) the decreases in the volumes of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 and (ii) workover expenses that were incurred on one well during the three months ended June 30, 1995 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 32.7% for the three months ended June 30, 1996 from 57.2% for the three months ended June 30, 1995. This percentage decrease was primarily due to the dollar decrease in workover expenses discussed above and the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $295,862 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to significant upward revisions in the estimates of remaining oil and natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 23.0% for the three months ended June 30, 1996 from 57.6% for the three months ended June 30, 1995. This percentage decrease was primarily due to the upward revisions of previous reserve estimates discussed above and the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     General and administrative expenses decreased by $60,225 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to a decrease in legal and other professional fees during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 14.9% for the three months ended June 30, 1996 from 22.3% for the three months ended June 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.
                                       Six months ended June 30,
                                      ---------------------------
                                         1996             1995
                                      ----------       ----------
      Oil and gas sales               $1,949,372       $1,819,822
      Oil and gas production expenses $  659,852       $  912,781
      Barrels produced                    46,884           47,382
      Mcf produced                       516,613          619,471
      Average price/Bbl               $    18.77       $    16.57
      Average price/Mcf               $     2.07       $     1.67

     As shown in the above table, oil and gas sales increased $129,550 (7.1%) for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Of this increase, $352,028 was related to the increases in the average prices of oil and natural gas sold, partially offset by a $212,916 decrease related to the decrease in the volumes of natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Volumes of oil and natural gas sold decreased by 498 barrels and 102,858 Mcf, respectively, for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The decrease in the volumes of natural gas sold was primarily due to (i) negative prior period volume adjustments made by a purchaser on one well during the six months ended June 30, 1996, (ii) a negative gas balancing adjustment made by the operator on one significant well during the six months ended June 30, 1996, and (iii) normal declines in production due to diminished natural gas reserves on two significant wells during the six months ended June 30, 1996. Average oil and natural gas prices increased to $18.77 per barrel and $2.07 per Mcf, respectively, for the six months ended June 30, 1996 from $16.57 per barrel and $1.67 per Mcf, respectively, for the six months ended June 30, 1995.

     Direct operating expenses (including lease operating expenses and production taxes) decreased by $252,929 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily due to (i) the decreases in the volumes of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 and (ii) workover expenses that were incurred on one well during the six months ended June 30, 1995 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 33.9% for the six months ended June 30, 1996 from 50.2% for the six months ended June 30, 1995. This percentage decrease was primarily due to the dollar decrease in workover expenses discussed above and the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $623,406 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily due to significant upward revisions in the estimates of remaining oil and natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 23.8% for the six months ended June 30, 1996 from 59.8% for the six months ended June 30, 1995. This percentage decrease was primarily due to the upward revisions of previous reserve estimates discussed above and the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     General and administrative expenses decreased by $41,360 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily due to a decrease in legal fees during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 13.4% for the six months ended June 30, 1996 from 16.6% for the six months ended June 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     Cumulative cash distributions to the Limited Partners through June 30, 1996 were $26,374,916 or 72.92% of Limited Partners' contributions.

     II-C PARTNERSHIP

     THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995.
                                      Three months ended June 30,
                                      ---------------------------
                                           1996           1995
                                         --------       --------
      Oil and gas sales                  $428,354       $401,126
      Oil and gas production expenses    $141,921       $170,956
      Barrels produced                      7,168          6,740
      Mcf produced                        147,645        175,691
      Average price/Bbl                  $  19.80       $  17.41
      Average price/Mcf                  $   1.94       $   1.62

     As shown in the above table, oil and gas sales increased $27,228 (6.8%) for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Of this increase, $72,330 was related to the increases in the average prices of oil and natural gas sold and $8,474 was related to the increase in the volumes of oil sold, partially offset by a $54,409 decrease related to the decrease in the volumes of natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Volumes of oil sold increased by 428 barrels and volumes of natural gas sold decreased by 28,046 Mcf for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The decrease in the volumes of natural gas sold was primarily due to (i) negative prior period volume adjustments made by a purchaser on one well during the three months ended June 30, 1996, (ii) a negative gas balancing adjustment made by the operator on one significant well during the three months ended June 30, 1996, and (iii) normal declines in production due to diminished natural gas reserves on two significant wells during the three months ended June 30, 1996. Average oil and natural gas prices increased to $19.80 per barrel and $1.94 per Mcf, respectively, for the three months ended June 30, 1996 from $17.41 per barrel and $1.62 per Mcf, respectively, for the three months ended June 30, 1995.

     Direct operating expenses (including lease operating expenses and production taxes) decreased by $29,035 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to the decrease in the volumes of natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 33.1% for the three months ended June 30, 1996 from 42.6% for the three months ended June 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $137,608 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to significant upward revisions in the estimates of remaining oil and natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 23.3% for the three months ended June 30, 1996 from 59.2% for the three months ended June 30, 1995. This percentage decrease was primarily due to the upward revisions of previous reserve estimates discussed above and the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     General and administrative expenses decreased by $27,230 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to a decrease in legal and other professional fees during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 13.8% for the three months ended June 30, 1996 from 21.5% for the three months ended June 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.
                                       Six months ended June 30,
                                      ---------------------------
                                         1996             1995
                                       --------         --------
      Oil and gas sales                $896,703         $833,583
      Oil and gas production expenses  $294,747         $344,298
      Barrels produced                   16,152           14,719
      Mcf produced                      310,683          372,324
      Average price/Bbl                $  19.07         $  17.06
      Average price/Mcf                $   1.89         $   1.59

     As shown in the above table, oil and gas sales increased $63,120 (7.6%) for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Of this increase, $140,197 was related to the increases in the average prices of oil and natural gas sold and $37,625 was related to the increase in the volumes of oil sold, partially offset by a $116,501 decrease related to the decrease in the volumes of natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Volumes of oil sold increased by 1,433 barrels and volumes of natural gas sold decreased by 61,641 Mcf for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The decrease in the volumes of natural gas sold was primarily due to (i) negative prior period volume adjustments made by a purchaser on one well during the six months ended June 30, 1996, (ii) a negative gas balancing adjustment made by the operator on one significant well during the six months ended June 30, 1996, and (iii) normal declines in production due to diminished natural gas reserves on several wells during the six months ended June 30, 1996. Average oil and natural gas prices increased to $19.07 per barrel and $1.89 per Mcf, respectively, for the six months ended June 30, 1996 from $17.06 per barrel and $1.59 per Mcf, respectively, for the six months ended June 30, 1995.

     Direct operating expenses (including lease operating expenses and production taxes) decreased by $49,551 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily due to the decrease in the volumes of natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 32.9% for the six months ended June 30, 1996 from 41.3% for the six months ended June 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $289,065 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily due to significant upward revisions in the estimates of remaining oil and natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 23.8% for the six months ended June 30, 1996 from 60.3% for the six months ended June 30, 1995. This percentage decrease was primarily due to the upward revisions of previous reserve estimates discussed above and the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     General and administrative expenses decreased by $19,954 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily due to a decrease in legal fees during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 12.5% for the six months ended June 30, 1996 from 15.9% for the six months ended June 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     Cumulative cash distributions to the Limited Partners through June 30, 1996 were $11,390,686 or 73.67% of Limited Partners' contributions.

     II-D PARTNERSHIP

     THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995.
                                      Three months ended June 30,
                                      ---------------------------
                                         1996             1995
                                      ----------        --------
      Oil and gas sales               $1,021,696        $989,836
      Oil and gas production expenses $  537,066        $421,473
      Barrels produced                    17,112          22,956
      Mcf produced                       404,552         440,570
      Average price/Bbl               $    19.20        $  16.45
      Average price/Mcf               $     1.71        $   1.39

     As shown in the above table, oil and gas sales increased $31,860 (3.2%) for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Of this increase, $204,111 was related to the increases in the average prices of oil and natural gas sold, partially offset by a $173,796 decrease related to the decreases in the volumes of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Volumes of oil and natural gas sold decreased by 5,844 barrels and 36,018 Mcf, respectively, for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The decrease in the volumes of oil sold was primarily due to (i) negative prior period volume adjustments made by a purchaser on one well during the three months ended June 30, 1996, (ii) the shutting-in of one significant well due to a workover during the three months ended June 30, 1996 in order to improve the recovery of reserves, and (iii) normal declines in production due to diminished natural gas reserves on several wells during the three months ended June 30, 1996. Average oil and natural gas prices increased to $19.20 per barrel and $1.71 per Mcf, respectively, for the three months ended June 30, 1996 from $16.45 per barrel and $1.39 per Mcf, respectively, for the three months ended June 30, 1995.

     Direct operating expenses (including lease operating expenses and production taxes) increased by $115,593 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.
This increase was primarily due to workover expenses and repairs incurred during the three months ended June 30, 1996 in order to improve the recovery of reserves on two wells, partially offset by the decreases in the volumes of oil and natural gas sold. As a percentage of oil and gas sales, these expenses increased to 52.6% for the three months ended June 30, 1996 from 42.6% for the three months ended June 30, 1995. This percentage increase was primarily due to the workover expenses and repairs discussed above, partially offset by the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $389,799 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to significant upward revisions in the estimates of remaining oil and natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 17.7% for the three months ended June 30, 1996 from 57.1% for the three months ended June 30, 1995. This percentage decrease was primarily due to the upward revisions of previous reserve estimates discussed above and the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     General and administrative expenses decreased by $69,833 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to a decrease in legal and other professional fees during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 12.6% for the three months ended June 30, 1996 from 19.7% for the three months ended June 30, 1995. This percentage decrease was primarily due to the decrease in legal and other professional fees discussed above and the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.
                                       Six months ended June 30,
                                      ---------------------------
                                         1996             1995
                                       ---------       ----------
      Oil and gas sales                $2,079,944      $2,053,176
      Oil and gas production expenses  $  988,318      $  983,313
      Barrels produced                     35,294          45,142
      Mcf produced                        832,055         955,753
      Average price/Bbl                $    18.62      $    16.30
      Average price/Mcf                $     1.71      $     1.38


     As shown in the above table, oil and gas sales remained relatively constant for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. While the average prices of oil and natural gas sold increased for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, any resulting increase in oil and natural gas sales was offset by decreases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 9,848 barrels and 123,698 Mcf, respectively, for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The decrease in the volumes of oil sold was primarily due to (i) negative prior period volume adjustments made by a purchaser on one well during the six months ended June 30, 1996, (ii) the shutting-in of one significant well due to a workover during the six months ended June 30, 1996 in order to improve the recovery of reserves, and (iii) normal declines in production due to diminished natural gas reserves on several wells during the six months ended June 30, 1996. Average oil and natural gas prices increased to $18.62 per barrel and $1.71 per Mcf, respectively, for the six months ended June 30, 1996 from $16.30 per barrel and $1.38 per Mcf, respectively, for the six months ended June 30, 1995.

     Direct operating expenses (including lease operating expenses and production taxes) remained relatively constant for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses remained relatively constant at 47.5% for the six months ended June 30, 1996 as compared to 47.9% for the six months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $822,642 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily due to significant upward revisions in the estimates of remaining oil and  natural gas reserves  at December 31,  1995.  As  a percentage of oil and gas sales, this expense decreased to 18.0% for the six months ended June 30, 1996 from 58.3% for the six months ended June 30, 1995. This percentage decrease was primarily due to the upward revisions of previous reserve estimates discussed above and the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     General and administrative expenses decreased by $53,343 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily due to a decrease in legal fees during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 11.3% for the six months ended June 30, 1996 from 14.1% for the six months ended June 30, 1995. This percentage decrease was primarily due to the decrease in legal fees discussed above and the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     Cumulative cash distributions to the Limited Partners through June 30, 1996 were $21,912,903 or 69.60% of Limited Partners' contributions.

     II-E  PARTNERSHIP

     THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995.
                                      Three months ended June 30,
                                      ---------------------------
                                          1996            1995
                                       --------         --------
      Oil and gas sales                $676,499         $570,706
      Oil and gas production expenses  $271,138         $282,610
      Barrels produced                   14,313           15,978
      Mcf produced                      207,065          221,188
      Average price/Bbl                $  20.01         $  17.45
      Average price/Mcf                $   1.88         $   1.32

     As shown in the above table, oil and gas sales increased $105,793 (18.5%) for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Of this increase, $164,769 was related to the increases in the average prices of oil and natural gas sold, partially offset by a $59,868 decrease related to the decreases in the volumes of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Volumes of oil and natural gas sold decreased by 1,665 barrels and 14,123 Mcf, respectively, for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Average oil and natural gas prices increased to $20.01 per barrel and $2.01 per Mcf, respectively, for the three months ended June 30, 1996 from $17.45 per barrel and $1.32 per Mcf, respectively, for the three months ended June 30, 1995.

     Direct operating expenses (including lease operating expenses and production taxes) decreased by $11,472 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to the decreases in the volumes of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 40.1% for the three months ended June 30, 1996 from 49.5% for the three months ended June 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $286,207 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to significant upward revisions in the estimates of remaining oil and natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 31.9% for the three months ended June 30, 1996 from 88.0% for the three months ended June 30, 1995. This percentage decrease was primarily due to the upward revisions of previous reserve estimates discussed above and the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     General and administrative expenses decreased by $126,337 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to a decrease in legal fees during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 19.4% for the three months ended June 30, 1996 from 45.2% for the three months ended June 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.
                                       Six months ended June 30,
                                      ---------------------------
                                          1996            1995
                                       ----------      ----------
      Oil and gas sales                $1,373,418      $1,121,934
      Oil and gas production expenses  $  534,697      $  582,124
      Barrels produced                     29,282          30,891
      Mcf produced                        466,666         438,105
      Average price/Bbl                $    19.15      $    17.01
      Average price/Mcf                $     1.74      $     1.36


     As shown in the above table, oil and gas sales increased $251,484 (22.4%) for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Of this increase, $232,587 was related to the increases in the average prices of oil and natural gas sold and $49,696 was related to the increase in the volumes of natural gas sold, partially offset by a $30,812 decrease related to the decrease in the volumes of oil sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Volumes of oil sold decreased by 1,609 barrels and volumes of natural gas sold increased by 28,561 Mcf for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Average oil and natural gas prices increased to $19.15 per barrel and $1.74 per Mcf, respectively, for the six months ended June 30, 1996 from $17.01 per barrel and $1.36 per Mcf, respectively, for the six months ended June 30, 1995.

     Direct operating expenses (including lease operating expenses and production taxes) decreased by $47,427 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily due to workover expenses incurred on one well during the six months ended June 30, 1995 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 38.9% for the six months ended June 30, 1996 from 51.9% for the six months ended June 30, 1995. This percentage decrease was primarily due to the decrease in workover expenses discussed above and the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $513,931 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily due to significant upward revisions in the estimates of remaining oil and natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 34.5% for the six months ended June 30, 1996 from 88.0% for the six months ended June 30, 1995. This percentage decrease was primarily due to the upward revisions of previous reserve estimates discussed above and the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     General and administrative expenses decreased by $103,138 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily due to a decrease in legal fees during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 16.2% for the six months ended June 30, 1996 from 29.0% for the six months ended June 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     Cumulative cash distributions to the Limited Partners through June 30, 1996 were $12,873,574 or 56.26% of Limited Partners' contributions.

     II-F PARTNERSHIP

     THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995.
                                      Three months ended June 30,
                                      ---------------------------
                                         1996             1995
                                        --------        --------
      Oil and gas sales                 $612,423        $493,171
      Oil and gas production expenses   $151,667        $154,746
      Barrels produced                    12,902          14,421
      Mcf produced                       194,355         200,015
      Average price/Bbl                 $  19.35        $  16.80
      Average price/Mcf                 $   1.87        $   1.25

     As shown in the above table, oil and gas sales increased $119,252 (24.2%) for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Of this increase, $160,783 was related to the increases in the average prices of oil and natural gas sold, partially offset by a $39,977 decrease related to the decreases in the volumes of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Volumes of oil and natural gas sold decreased by 1,519 barrels and 5,660 Mcf, respectively, for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Average oil and natural gas prices increased to $19.35 per barrel and $1.87 per Mcf, respectively, for the three months ended June 30, 1996 from $16.80 per barrel and $1.25 per Mcf, respectively, for the three months ended June 30, 1995.

     Direct operating expenses (including lease operating expenses and production taxes) remained relatively constant for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 24.8% for the three months ended June 30, 1996 from 31.4% for the three months ended June 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $146,342 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to significant upward revisions in the estimates of remaining oil and natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 25.0% for the three months ended June 30, 1996 from 60.7% for the three months ended June 30, 1995. This percentage decrease was primarily due to the upward revisions of previous reserve estimates discussed above and the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     General and administrative expenses decreased by $5,418 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to a decrease in both professional fees and printing and postage expenses during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 8.3% for the three months ended June 30, 1996 from 11.4% for the three months ended June 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.
                                       Six months ended June 30,
                                      ---------------------------
                                         1996             1995
                                      ----------        --------
      Oil and gas sales               $1,231,441        $930,474
      Oil and gas production expenses $  303,704        $331,249
      Barrels produced                    26,237          28,147
      Mcf produced                       413,172         366,834
      Average price/Bbl               $    18.44        $  16.33
      Average price/Mcf               $     1.81        $   1.28

     As shown in the above table, oil and gas sales increased $300,967 (32.3%) for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Of this increase, $253,812 was related to the increases in the average prices of oil and natural gas sold and $83,872 was related to the increase in the volumes of natural gas sold, partially offset by a $35,220 decrease related to the decrease in the volumes of oil sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Volumes of oil sold decreased by 1,910 barrels and volumes of natural gas sold increased by 46,338 Mcf for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Average oil and natural gas prices increased to $18.44 per barrel and $1.81 per Mcf, respectively, for the six months ended June 30, 1996 from $16.33 per barrel and $1.28 per Mcf, respectively, for the six months ended June 30, 1995.

     Direct operating expenses (including lease operating expenses and production taxes) decreased by $27,545 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily due to a decrease in repairs and general operating expenses on several wells for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 24.7% for the six months ended June 30, 1996 from 35.6% for the six months ended June 30, 1995. This percentage decrease was primarily due to the dollar decrease in direct operating expenses discussed above and increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $238,388 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily due to significant upward revisions in the estimates of remaining oil and natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 26.1% for the six months ended June 30, 1996 from 60.2% for the six months ended June 30, 1995. This percentage decrease was primarily due to the upward revisions of previous reserve estimates discussed above and the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 8.7% for the six months ended June 30, 1996 from 11.6% for the six months ended June 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     Cumulative cash distributions to the Limited Partners through June 30, 1996 were $12,153,051 or 70.90% of Limited Partners' contributions.

     II-G PARTNERSHIP

     THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995.
                                      Three months ended June 30,
                                      ---------------------------
                                         1996             1995
                                      ----------       ----------
      Oil and gas sales               $1,302,851       $1,061,698
      Oil and gas production expenses $  329,816       $  349,597
      Barrels produced                    27,148           30,320
      Mcf produced                       415,669          436,250
      Average price/Bbl               $    19.36       $    16.80
      Average price/Mcf               $     1.87       $     1.27

     As shown in the above table, oil and gas sales increased $241,153 (22.7%) for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Of this increase, $339,369 was related to the increases in the average prices of oil and natural gas sold, partially offset by a $99,896 decrease related to the decreases in the volumes of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Volumes of oil and natural gas sold decreased 3,172 barrels and 20,581 Mcf, respectively, for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Average oil and natural gas prices increased to $19.36 per barrel and $1.87 per Mcf, respectively, for the three months ended June 30, 1996 from $16.80 per barrel and $1.27 per Mcf, respectively, for the three months ended June 30, 1995.

     Direct operating expenses (including lease operating expenses and production taxes) decreased by $19,781 for the three months ended June

30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to the decreases in the volumes of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 25.3% for the three months ended June 30, 1996 from 32.9% for the three months ended June 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $286,687 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to significant upward revisions in the estimates of remaining oil and natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 26.9% for the three months ended June 30, 1996 from 60.0% for the three months ended June 30, 1995. This percentage decrease was primarily due to the upward revisions of previous reserve estimates discussed above and the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     General and administrative expenses decreased by $11,841 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to a decrease in both professional fees and printing and postage expenses during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 8.5% for the three months ended June 30, 1996 from 11.5% for the three months ended June 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.
                                       Six months ended June 30,
                                      ---------------------------
                                         1996             1995
                                      ----------       ----------
      Oil and gas sales               $2,616,899       $2,032,268
      Oil and gas production expenses $  660,706       $  740,621
      Barrels produced                    55,190           59,208
      Mcf produced                       885,073          813,960
      Average price/Bbl               $    18.45       $    16.33
      Average price/Mcf               $     1.81       $     1.31

     As shown in the above table, oil and gas sales increased $584,631 (28.8%) for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Of this increase, $532,501 was related to the increases in the average prices of oil and natural gas sold and $128,715 was related to the increase in the volumes of natural gas sold, partially offset by a $74,132 decrease related to the decrease in the volumes of oil sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Volumes of oil sold decreased by 4,018 barrels and volumes of natural gas sold increased by 71,113 Mcf for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Average oil and natural gas prices increased to $18.45 per barrel and $1.81 per Mcf, respectively, for the six months ended June 30, 1996 from $16.33 per barrel and $1.31 per Mcf, respectively, for the six months ended June 30, 1995.

     Direct operating expenses (including lease operating expenses and production taxes) decreased by $79,915 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily due to a decrease in repairs and general operating expenses on several wells during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 25.2% for the six months ended June 30, 1996 from 36.4% for the six months ended June 30, 1995. This percentage decrease was primarily due to the dollar decrease in direct operating expenses discussed above and increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $468,476 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily due to significant upward revisions in the estimates of remaining oil and natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 28.1% for the six months ended June 30, 1996 from 59.3% for the six months ended June 30, 1995. This percentage decrease was primarily due to the upward revisions of previous reserve estimates discussed above and the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 8.8% for the six months ended June 30, 1996 from 11.5% for the six months ended June 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     Cumulative cash distributions to the Limited Partners through June 30, 1996 were $24,784,371 or 66.59% of Limited Partners' contributions.

     II-H PARTNERSHIP

     THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995.
                                      Three months ended June 30,
                                      ---------------------------
                                         1996             1995
                                       ---------        --------
      Oil and gas sales                $310,430         $251,901
      Oil and gas production expenses  $ 81,922         $ 87,016
      Barrels produced                    6,333            7,080
      Mcf produced                      102,277          105,195
      Average price/Bbl                $  19.41         $  16.82
      Average price/Mcf                $   1.83         $   1.26

     As shown in the above table, oil and gas sales increased $58,529 (23.2%) for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Of this increase, $78,298 was related to the increases in the average prices of oil and natural gas sold, partially offset by a $19,839 decrease related to the decreases in the volumes of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Volumes of oil and natural gas sold decreased by 747 barrels and 2,918 Mcf, respectively, for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Average oil and natural gas prices increased to $19.41 per barrel and $1.83 per Mcf, respectively, for the three months ended June 30, 1996 from $16.82 per barrel and $1.26 per Mcf, respectively, for the three months ended June 30, 1995.

     Direct operating expenses (including lease operating expenses and production taxes) decreased by $5,094 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to the decreases in the volumes of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 26.4% for the three months ended June 30, 1996 from 34.5% for the three months ended June 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $75,186 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to significant upward revisions in the estimates of remaining oil and natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 27.8% for the three months ended June 30, 1996 from 64.1% for the three months ended June 30, 1995. This percentage decrease was primarily due to the upward revisions of previous reserve estimates discussed above and the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     General and administrative expenses decreased by $2,922 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to a decrease in both professional fees and printing and postage expenses during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 8.8% for the three months ended June 30, 1996 from 12.0% for the three months ended June 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.
                                       Six months ended June 30,
                                      ---------------------------
                                         1996             1995
                                       --------         --------
      Oil and gas sales                $626,799         $489,212
      Oil and gas production expenses  $164,223         $180,697
      Barrels produced                   12,856           13,793
      Mcf produced                      218,168          199,874
      Average price/Bbl                $  18.48         $  16.35
      Average price/Mcf                $   1.78         $   1.32

     As shown in the above table, oil and gas sales increased $137,587 (28.1%) for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Of this increase, $121,321 was related to the increases in the average prices of oil and natural gas sold and $32,563 was related to the increase in the volumes of natural gas sold, partially offset by a $17,316 decrease related to the decrease in the volumes of oil sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Volumes of oil sold decreased by 937 barrels and volumes of natural gas sold increased by 18,294 Mcf for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Average oil and natural gas prices increased to $18.48 per barrel and $1.78 per Mcf, respectively, for the six months ended June 30, 1996 from $16.35 per barrel and $1.32 per Mcf, respectively, for the six months ended June 30, 1995.

     Direct operating expenses (including lease operating expenses and production taxes) decreased by $16,474 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily due to a decrease in repairs and general operating expenses on several wells during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 26.2% for the six months ended June 30, 1996 from 36.9% for the six months ended June 30, 1995. This percentage decrease was primarily due to the dollar decrease in direct operating expenses discussed above and the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $127,398 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily due to significant upward revisions in the estimates of remaining oil and natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 29.0% for the six months ended June 30, 1996 from 63.2% for the six months ended June 30, 1995. This percentage decrease was primarily due to the upward revisions of previous reserve estimates discussed above and the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 9.1% for the six months ended June 30, 1996 from

11.8% for the six months ended June 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     Cumulative cash  distributions  to the  Limited Partners  through
June  30,  1996  were  $5,729,364  or  62.47%  of  Limited   Partners'
contributions.

                      PART II:  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the II-A Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the II-B Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

          27.3 Financial Data Schedule containing summary financial information extracted from the II-C Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

          27.4 Financial Data Schedule containing summary financial information extracted from the II-D Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

          27.5 Financial Data Schedule containing summary financial information extracted from the II-E Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

          27.6 Financial Data Schedule containing summary financial information extracted from the II-F Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

          27.7 Financial Data Schedule containing summary financial information extracted from the II-G Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

          27.8 Financial Data Schedule containing summary financial information extracted from the II-H Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

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

                              (Registrant)


                         By:  GEODYNE RESOURCES, INC.

                              General Partner




Date:  August 14, 1996   By:        /s/Dennis R. Neill
                            -----------------------------------
                                   (Signature)
                                   Dennis R. Neill
                                   President



Date:  August 14, 1996   By:        /s/Drew S. Phillips
                            -----------------------------------
                                   (Signature)
                                   Drew S. Phillips
                                   Principal Accounting Officer

                           INDEX TO EXHIBITS
                           -----------------

NUMBER    DESCRIPTION
- ------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-A's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-B's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-C's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-D's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-E's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-F's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

27.7 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-G's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

27.8 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-H's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

          All other Exhibits are omitted as inapplicable.