Form 10-Q
period 1996-09-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP II A; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-E; GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-G; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-H
filed 1996-11-14
CIK 824894, 826345, 833054, 833526, 842881, 850506, 851724, 854062

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1996

Commission File Number:
     II-A: 0-16388   II-C: 0-16981   II-E: 0-17320   II-G: 0-17802
     II-B: 0-16405   II-D: 0-16980   II-F: 0-17799   II-H: 0-18305

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
        -------------------------------------------------------
        (Exact name of Registrant as specified in its Articles)

                                       II-A 73-1295505
                                       II-B 73-1303341
                                       II-C 73-1308986
                                       II-D 73-1329761
                                       II-E 73-1324751
                                       II-F 73-1330632
                                       II-G 73-1336572
         Oklahoma                      II-H 73-1342476
---------------------------    -----------------------------------
(State or other jurisdiction   (I.R.S. Employer Identification No.)
 of incorporation or
      organization)


       Two West Second Street, Tulsa, Oklahoma         74103
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

                    PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                  GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS
                                       September 30, December 31,
                                           1996         1995
                                       ------------- ------------

CURRENT ASSETS:
  Cash and cash equivalents             $1,210,862    $  508,024
  Accounts receivable:
   General Partner                          19,369           -
   Oil and gas sales, including
     $153,461 due from related
     parties in 1995 (Note 2)              843,265       765,075
                                        ----------    ----------
       Total current assets             $2,073,496    $1,273,099

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          6,343,131     7,390,812

DEFERRED CHARGE                          1,169,277     1,169,277
                                        ----------    ----------
                                        $9,585,904    $9,833,188
                                        ==========    ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                      $  110,340    $  213,126
  Gas imbalance payable                    164,837       164,837
                                        ----------    ----------
       Total current liabilities        $  275,177    $  377,963

ACCRUED LIABILITY                       $  272,667    $  272,667

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($  345,526)  ($  311,994)
  Limited Partners, issued and
   outstanding, 484,283 units            9,383,586     9,494,552
                                        ----------    ----------
       Total Partners' capital          $9,038,060    $9,182,558
                                        ----------    ----------
                                        $9,585,904    $9,833,188
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                  GEODYNE PRODUCTION PARTNERSHIP II-A
                   COMBINED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)


                                           1996          1995
                                       ------------  ------------

REVENUES:
  Oil and gas sales, including
   $205,443 of sales to related
   parties in 1995 (Note 2)             $1,598,127    $1,133,241
  Interest income                            9,191         4,215
  Gain (loss) on sale of oil
   and gas properties                       16,255   (    10,128)
                                        ----------    ----------
                                        $1,623,573    $1,127,328

COSTS AND EXPENSES:
  Lease operating                       $  270,459    $  516,952
  Production tax                            91,823        76,946
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              366,897       648,954
  General and administrative               147,520       171,208
                                        ----------    ----------
                                        $  876,699    $1,414,060
                                        ----------    ----------

NET INCOME (LOSS)                       $  746,874   ($  286,732)
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   51,604    $   11,622
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)    $  695,270   ($  298,354)
                                        ==========    ==========
NET INCOME (LOSS) per unit              $     1.44   ($      .62)
                                        ==========    ==========
UNITS OUTSTANDING                          484,283       484,283
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                  GEODYNE PRODUCTION PARTNERSHIP II-A
                   COMBINED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)


                                           1996          1995
                                       ------------  ------------

REVENUES:
  Oil and gas sales, including
   $579,690 of sales to related
   parties in 1995 (Note 2)             $4,228,016    $3,462,252
  Interest income                           17,287        14,920
  Gain on sale of oil and gas
   properties                                9,615         1,625
                                        ----------    ----------
                                        $4,254,918    $3,478,797

COSTS AND EXPENSES:
  Lease operating                       $1,051,845    $1,333,968
  Production tax                           239,237       218,254
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              935,281     1,844,018
  General and administrative               471,055       516,769
                                        ----------    ----------
                                        $2,697,418    $3,913,009
                                        ----------    ----------

NET INCOME (LOSS)                       $1,557,500   ($  434,212)
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $  114,466    $   52,050
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)    $1,443,034   ($  486,262)
                                        ==========    ==========
NET INCOME (LOSS) per unit              $     2.98   ($     1.00)
                                        ==========    ==========
UNITS OUTSTANDING                          484,283       484,283
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                  GEODYNE PRODUCTION PARTNERSHIP II-A
                   COMBINED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                           1996          1995
                                       ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                     $1,557,500   ($  434,212)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            935,281     1,844,018
   Gain on sale of oil and gas
     properties                        (     9,615)  (     1,625)
   Increase in accounts receivable -
     General Partner                   (    19,369)          -
   (Increase) decrease in accounts
     receivable                        (    78,190)       86,497
   Increase in deferred charge                 -     (   157,465)
   Decrease in accounts payable        (   102,786)  (   134,485)
   Increase in accrued liability               -          64,007
                                        ----------    ----------
  Net cash provided by operating
   activities                           $2,282,821    $1,266,735

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($   58,617)  ($   65,682)
  Proceeds from sale of oil and
   gas properties                          180,632        22,766
                                        ----------    ----------
  Net cash provided (used) by
   investing activities                 $  122,015   ($   42,916)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($1,701,998)  ($1,541,000)
                                        ----------    ----------
  Net cash used by financing
   activities                          ($1,701,998)  ($1,541,000)
                                        ----------    ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                      $  702,838   ($  317,181)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      508,024       793,694
                                        ----------    ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $1,210,862    $  476,513
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                  GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                       September 30, December 31,
                                           1996         1995
                                       ------------- ------------

CURRENT ASSETS:
  Cash and cash equivalents              $  825,236   $  168,239
  Accounts receivable:
   General Partner                           13,011          -
   Oil and gas sales, including
     $81,240 due from related
     parties in 1995 (Note 2)               544,357      584,133
                                         ----------   ----------
       Total current assets              $1,382,604   $  752,372

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method           4,152,370    5,258,752

DEFERRED CHARGE                             226,303      226,303
                                         ----------   ----------
                                         $5,761,277   $6,237,427
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                       $   74,516   $  211,226
  Gas imbalance payable                      15,048       15,048
                                         ----------   ----------
       Total current liabilities         $   89,564   $  226,274

ACCRUED LIABILITY                        $  301,684   $  301,684

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($  284,595) ($  246,438)
  Limited Partners, issued and
   outstanding, 361,719 units             5,654,624    5,955,907
                                         ----------   ----------
       Total Partners' capital           $5,370,029   $5,709,469
                                         ----------   ----------
                                         $5,761,277   $6,237,427
                                         ==========   ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                  GEODYNE PRODUCTION PARTNERSHIP II-B
                   COMBINED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                           1996          1995
                                        -----------  ------------

REVENUES:
  Oil and gas sales, including
   $104,541 of sales to related
   parties in 1995 (Note 2)             $1,088,948    $  603,595
  Interest income                            5,266         1,295
  Loss on sale of oil and gas
   properties                          (   315,610)  (       613)
                                        ----------    ----------
                                        $  778,604    $  604,277

COSTS AND EXPENSES:
  Lease operating                       $  173,881    $  411,154
  Production tax                            65,962        48,274
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              295,254       411,345
  General and administrative               117,337       159,556
                                        ----------    ----------
                                        $  652,434    $1,030,329
                                        ----------    ----------

NET INCOME (LOSS)                       $  126,710   ($  426,052)
                                        ==========    ==========
GENERAL PARTNER - NET INCOME (LOSS)     $   17,855   ($    4,849)
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)    $  108,315   ($  421,203)
                                        ==========    ==========
NET INCOME (LOSS) per unit              $      .30   ($     1.16)
                                        ==========    ==========
UNITS OUTSTANDING                          361,719       361,719
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                  GEODYNE PRODUCTION PARTNERSHIP II-B
                   COMBINED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                           1996          1995
                                        ----------   ------------

REVENUES:
  Oil and gas sales, including
   $242,757 of sales to related
   parties in 1995 (Note 2)             $3,038,320    $2,423,417
  Interest income                            9,661         9,132
  Loss on sale of oil and gas
   properties                          (   313,962)  (    19,385)
                                        ----------    ----------
                                        $2,734,019    $2,413,164

COSTS AND EXPENSES:
  Lease operating                       $  725,453    $1,209,790
  Production tax                           174,242       162,419
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              759,375     1,498,872
  General and administrative               378,519       462,098
                                        ----------    ----------
                                        $2,037,589    $3,333,179
                                        ----------    ----------

NET INCOME (LOSS)                       $  696,430   ($  920,015)
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   64,713    $   13,954
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)    $  631,717   ($  933,969)
                                        ==========    ==========
NET INCOME (LOSS) per unit              $     1.75   ($     2.58)
                                        ==========    ==========
UNITS OUTSTANDING                          361,719       361,719
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                  GEODYNE PRODUCTION PARTNERSHIP II-B
                   COMBINED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                           1996          1995
                                        -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                     $  696,430   ($  920,015)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            759,375     1,498,872
   Loss on sale of oil and gas
     properties                            313,962        19,385
   Increase in accounts receivable -
     General Partner                   (    13,011)          -
   Decrease in accounts receivable          39,776        76,554
   Increase in deferred charge                 -     (    60,746)
   Decrease in accounts payable        (   136,710)  (    92,953)
   Increase in accrued liability               -         129,448
                                        ----------    ----------
  Net cash provided by operating
   activities                           $1,659,822    $  650,545

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($   68,038)  ($   97,527)
  Proceeds from sale of oil and
   gas properties                          101,083        14,791
                                        ----------    ----------
  Net cash provided (used) by
   investing activities                 $   33,045   ($   82,736)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($1,035,870)  ($1,116,000)
                                        ----------    ----------
  Net cash used by financing
   activities                          ($1,035,870)  ($1,116,000)
                                        ----------    ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                      $  656,997   ($  548,191)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      168,239       623,450
                                        ----------    ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  825,236    $   75,259
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                  GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                       September 30, December 31,
                                           1996         1995
                                       ------------- ------------

CURRENT ASSETS:
  Cash and cash equivalents              $  379,699   $   82,353
  Accounts receivable:
   General Partner                            3,521          -
   Oil and gas sales, including
     $46,202 due from related
     parties in 1995 (Note 2)               247,791      291,365
                                         ----------   ----------
       Total current assets              $  631,011   $  373,718

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method           2,188,290    2,572,284

DEFERRED CHARGE                             259,941      259,941
                                         ----------   ----------
                                         $3,079,242   $3,205,943
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                       $   33,015   $   67,293
  Gas imbalance payable                      59,892       59,892
                                         ----------   ----------
       Total current liabilities         $   92,907   $  127,185

ACCRUED LIABILITY                        $  138,658   $  138,658

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($  115,447) ($   99,615)
  Limited Partners, issued and
   outstanding, 154,621 units             2,963,124    3,039,715
                                         ----------   ----------
       Total Partners' capital           $2,847,677   $2,940,100
                                         ----------   ----------
                                         $3,079,242   $3,205,943
                                         ==========   ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                  GEODYNE PRODUCTION PARTNERSHIP II-C
                   COMBINED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                            1996          1995
                                          --------     ----------

REVENUES:
  Oil and gas sales, including
   $58,314 of sales to related
   parties in 1995 (Note 2)               $431,091      $303,065
  Interest income                            2,280           964
  Gain on sale of oil and gas
   properties                               36,865           -
                                          --------      --------
                                          $470,236      $304,029

COSTS AND EXPENSES:
  Lease operating                         $ 74,559      $175,047
  Production tax                            30,043        25,187
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              111,278       215,026
  General and administrative                51,196        68,489
                                          --------      --------
                                          $267,076      $483,749
                                          --------      --------

NET INCOME (LOSS)                         $203,160     ($179,720)
                                          ========      ========
GENERAL PARTNER - NET INCOME (LOSS)       $ 14,495     ($    385)
                                          ========      ========
LIMITED PARTNERS - NET INCOME (LOSS)      $188,665     ($179,335)
                                          ========      ========
NET INCOME (LOSS) per unit                $   1.22     ($   1.16)
                                          ========      ========
UNITS OUTSTANDING                          154,621       154,621
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                  GEODYNE PRODUCTION PARTNERSHIP II-C
                   COMBINED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                           1996          1995
                                        ----------   ------------

REVENUES:
  Oil and gas sales, including
   $152,650 of sales to related
   parties in 1995 (Note 2)             $1,327,794    $1,136,648
  Interest income                            4,868         6,071
  Gain on sale of oil and gas
   properties                               38,160        12,288
                                        ----------    ----------
                                        $1,370,822    $1,155,007

COSTS AND EXPENSES:
  Lease operating                       $  314,736    $  466,220
  Production tax                            84,613        78,312
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              324,588       717,401
  General and administrative               163,570       200,817
                                        ----------    ----------
                                        $  887,507    $1,462,750
                                        ----------    ----------

NET INCOME (LOSS)                       $  483,315   ($  307,743)
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   36,906    $   13,309
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)    $  446,409   ($  321,052)
                                        ==========    ==========
NET INCOME (LOSS) per unit              $     2.89   ($     2.08)
                                        ==========    ==========
UNITS OUTSTANDING                          154,621       154,621
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                  GEODYNE PRODUCTION PARTNERSHIP II-C
                   COMBINED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                            1996          1995
                                         ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $483,315     ($307,743)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            324,588       717,401
   Gain on sale of oil and gas
     properties                          (  38,160)    (  12,288)
   Increase in accounts receivable -
     General Partner                     (   3,521)          -
   Decrease in accounts receivable          43,574        65,115
   Increase in deferred charge                 -       (  92,011)
   Decrease in accounts payable          (  34,278)    (   1,572)
   Decrease in gas imbalance payable           -       (  62,262)
   Increase in accrued liability               -          53,485
                                          --------      --------
  Net cash provided by operating
   activities                             $775,518      $360,125

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                    $    -       ($ 33,405)
  Proceeds from sale of oil and
   gas properties                           97,566        18,739
                                          --------      --------
  Net cash provided (used) by
   investing activities                   $ 97,566     ($ 14,666)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($575,738)    ($688,000)
                                          --------      --------
  Net cash used by financing
   activities                            ($575,738)    ($688,000)
                                          --------      --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        $297,346     ($342,541)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                       82,353       380,901
                                          --------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $379,699      $ 38,360
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                  GEODYNE PRODUCTION PARTNERSHIP II-D
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                       September 30, December 31,
                                           1996         1995
                                       ------------- ------------

CURRENT ASSETS:
  Cash and cash equivalents              $  613,453   $  317,368
  Accounts receivable:
   General Partner                            8,915          -
   Oil and gas sales, including
     $124,908 due from related
     parties in 1995 (Note 2)               624,193      630,370
                                         ----------   ----------
       Total current assets              $1,246,561   $  947,738

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method           4,767,776    5,394,199

DEFERRED CHARGE                             949,227      949,227
                                         ----------   ----------
                                         $6,963,564   $7,291,164
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                       $  136,396   $  146,808
  Gas imbalance payable                     117,523      117,523
                                         ----------   ----------
       Total current liabilities         $  253,919   $  264,331

ACCRUED LIABILITY                        $  285,420   $  285,420

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($  211,272) ($  143,473)
  Limited Partners, issued and
   outstanding, 314,878 units             6,635,497    6,884,886
                                         ----------   ----------
       Total Partners' capital           $6,424,225   $6,741,413
                                         ----------   ----------
                                         $6,963,564   $7,291,164
                                         ==========   ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                  GEODYNE PRODUCTION PARTNERSHIP II-D
                   COMBINED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                           1996          1995
                                        ----------    -----------

REVENUES:
  Oil and gas sales, including
   $161,366 of sales to related
   parties in 1995 (Note 2)             $1,065,296    $  968,988
  Interest income                            3,751         2,650
  Gain on sale of oil and gas
   properties                               60,397         9,740
                                        ----------    ----------
                                        $1,129,444    $  981,378

COSTS AND EXPENSES:
  Lease operating                       $  346,007    $  377,881
  Production tax                            75,580        70,947
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              228,565       582,900
  General and administrative               112,677       152,623
                                        ----------    ----------
                                        $  762,829    $1,184,351
                                        ----------    ----------

NET INCOME (LOSS)                       $  366,615   ($  202,973)
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   27,286    $   13,167
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)    $  339,329   ($  216,140)
                                        ==========    ==========
NET INCOME (LOSS) per unit              $     1.08   ($      .69)
                                        ==========    ==========
UNITS OUTSTANDING                          314,878       314,878
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                  GEODYNE PRODUCTION PARTNERSHIP II-D
                   COMBINED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                           1996          1995
                                        ----------   ------------

REVENUES:
  Oil and gas sales, including
   $468,128 of sales to related
   parties in 1995 (Note 2)             $3,145,240    $3,022,161
  Interest income                            9,048        10,793
  Gain on sale of oil and gas
   properties                               61,647        23,102
                                        ----------    ----------
                                        $3,215,935    $3,056,056

COSTS AND EXPENSES:
  Lease operating                       $1,193,840    $1,211,173
  Production tax                           216,065       220,968
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              603,906     1,780,883
  General and administrative               348,108       441,397
                                        ----------    ----------
                                        $2,361,919    $3,654,421
                                        ----------    ----------

NET INCOME (LOSS)                       $  854,016   ($  598,365)
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   66,405    $   41,317
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)    $  787,611   ($  639,682)
                                        ==========    ==========
NET INCOME (LOSS) per unit              $     2.50   ($     2.03)
                                        ==========    ==========
UNITS OUTSTANDING                          314,878       314,878
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                  GEODYNE PRODUCTION PARTNERSHIP II-D
                   COMBINED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                           1996          1995
                                        -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                     $  854,016   ($  598,365)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            603,906     1,780,883
   Gain on sale of oil and gas
     properties                        (    61,647)  (    23,102)
   Increase in accounts receivable -
     General Partner                   (     8,915)          -
   Decrease in accounts receivable           6,177        89,489
   Increase in deferred charge                 -     (   105,942)
   Decrease in accounts payable        (    10,412)  (    74,256)
   Decrease in gas imbalance payable           -     (   109,252)
   Increase in accrued liability               -          22,486
                                        ----------    ----------
  Net cash provided by operating
   activities                           $1,383,125    $  981,941

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($   19,010)  ($   33,312)
  Proceeds from sale of oil and
   gas properties                          103,174        33,297
                                        ----------    ----------
  Net cash provided (used) by
   investing activities                 $   84,164   ($       15)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($1,171,204)  ($1,214,000)
                                        ----------    ----------
  Net cash used by financing
   activities                          ($1,171,204)  ($1,214,000)
                                        ----------    ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                      $  296,085   ($  232,074)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      317,368       563,613
                                        ----------    ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  613,453    $  331,539
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                  GEODYNE PRODUCTION PARTNERSHIP II-E
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                       September 30, December 31,
                                           1996         1995
                                       ------------- ------------

CURRENT ASSETS:
  Cash and cash equivalents              $  419,187   $  201,042
  Accounts receivable:
   General Partner                           10,191          -
   Oil and gas sales, including
     $122,758 due from related
     parties in 1995 (Note 2)               430,685      409,630
                                         ----------   ----------
       Total current assets              $  860,063   $  610,672

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method           4,568,586    5,293,979

DEFERRED CHARGE                             374,745      374,745
                                         ----------   ----------
                                         $5,803,394   $6,279,396
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                       $   70,626   $   90,392
  Gas imbalance payable                      84,265       84,265
                                         ----------   ----------
       Total current liabilities         $  154,891   $  174,657

ACCRUED LIABILITY                        $  134,283   $  134,283

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($  147,154) ($  122,950)
  Limited Partners, issued and
   outstanding, 228,821 units             5,661,374    6,093,406
                                         ----------   ----------
       Total Partners' capital           $5,514,220   $5,970,456
                                         ----------   ----------
                                         $5,803,394   $6,279,396
                                         ==========   ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                  GEODYNE PRODUCTION PARTNERSHIP II-E
                   COMBINED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                            1996          1995
                                         ----------    ----------

REVENUES:
  Oil and gas sales, including
   $144,356 of sales to related
   parties in 1995 (Note 2)               $748,193      $532,162
  Interest income                            2,603           925
  Gain on sale of oil and gas
   properties                               14,878        13,282
                                          --------      --------
                                          $765,674      $546,369

COSTS AND EXPENSES:
  Lease operating                         $194,311      $218,483
  Production tax                            53,945        39,034
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              254,141       480,795
  General and administrative               101,025       194,034
                                          --------      --------
                                          $603,422      $932,346
                                          --------      --------

NET INCOME (LOSS)                         $162,252     ($385,977)
                                          ========      ========
GENERAL PARTNER - NET INCOME (LOSS)       $ 18,148     ($     67)
                                          ========      ========
LIMITED PARTNERS - NET INCOME (LOSS)      $144,104     ($385,910)
                                          ========      ========
NET INCOME (LOSS) per unit                $    .63     ($   1.69)
                                          ========      ========
UNITS OUTSTANDING                          228,821       228,821
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                  GEODYNE PRODUCTION PARTNERSHIP II-E
                   COMBINED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                           1996          1995
                                        ----------   ------------

REVENUES:
  Oil and gas sales, including
   $390,158 of sales to related
   parties in 1995 (Note 2)             $2,121,611    $1,654,096
  Interest income                            6,283         4,717
  Gain on sale of oil and gas
   properties                               17,817        13,746
                                        ----------    ----------
                                        $2,145,711    $1,672,559

COSTS AND EXPENSES:
  Lease operating                       $  634,679    $  704,422
  Production tax                           148,274       135,219
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              727,346     1,467,931
  General and administrative               323,046       519,193
                                        ----------    ----------
                                        $1,833,345    $2,826,765
                                        ----------    ----------

NET INCOME (LOSS)                       $  312,366   ($1,154,206)
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   44,398    $    1,007
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)    $  267,968   ($1,155,213)
                                        ==========    ==========
NET INCOME (LOSS) per unit              $     1.17   ($     5.05)
                                        ==========    ==========
UNITS OUTSTANDING                          228,821       228,821
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                  GEODYNE PRODUCTION PARTNERSHIP II-E
                   COMBINED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)
                                            1996         1995
                                         ----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $312,366   ($1,154,206)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            727,346     1,467,931
   Gain on sale of oil and gas
     properties                          (  17,817)  (    13,746)
   Increase in accounts receivable -
     General Partner                     (  10,191)          -
   (Increase) decrease in accounts
     receivable                          (  21,055)       16,552
   Decrease in deferred charge                 -          25,932
   Decrease in accounts payable          (  19,766)  (    22,335)
   Decrease in gas imbalance payable           -     (    23,704)
   Decrease in accrued liability               -     (    10,642)
                                          --------    ----------
  Net cash provided by operating
   activities                             $970,883    $  285,782

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                   ($ 50,163)  ($   19,444)
  Proceeds from sale of oil and
   gas properties                           66,027        38,985
                                          --------    ----------
  Net cash provided by investing
   activities                             $ 15,864    $   19,541

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($768,602)  ($  474,000)
                                          --------    ----------
  Net cash used by financing
   activities                            ($768,602)  ($  474,000)
                                          --------    ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        $218,145   ($  168,677)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      201,042       260,348
                                          --------    ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $419,187    $   91,671
                                          ========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                  GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                       September 30, December 31,
                                           1996         1995
                                       ------------- ------------

CURRENT ASSETS:
  Cash and cash equivalents              $  512,249   $  325,816
  Accounts receivable:
   General Partner                           24,820          -
   Oil and gas sales, including
     $66,788 due from related
     parties in 1995 (Note 2)               361,722      352,473
                                         ----------   ----------
       Total current assets              $  898,791   $  678,289

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method           4,414,785    4,936,055

DEFERRED CHARGE                             119,115      119,115
                                         ----------   ----------
                                         $5,432,691   $5,733,459
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                       $   33,439   $   79,348
  Gas imbalance payable                      23,373       23,373
                                         ----------   ----------
       Total current liabilities         $   56,812   $  102,721

ACCRUED LIABILITY                        $   23,330   $   23,330

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($  104,827) ($   84,377)
  Limited Partners, issued and
   outstanding, 171,400 units             5,457,376    5,691,785
                                         ----------   ----------
       Total Partners' capital           $5,352,549   $5,607,408
                                         ----------   ----------
                                         $5,432,691   $5,733,459
                                         ==========   ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                  GEODYNE PRODUCTION PARTNERSHIP II-F
                   COMBINED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                            1996          1995
                                          --------     ----------

REVENUES:
  Oil and gas sales, including
   $88,048 of sales to related
   parties in 1995 (Note 2)               $563,030      $520,413
  Interest income                            4,011         2,677
  Gain on sale of oil and gas
   properties                               65,676        10,736
                                          --------      --------
                                          $632,717      $533,826

COSTS AND EXPENSES:
  Lease operating                         $ 88,395      $130,538
  Production tax                            36,322        35,348
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              143,376       297,650
  General and administrative                49,695        47,660
                                          --------      --------
                                          $317,788      $511,196
                                          --------      --------

NET INCOME                                $314,929      $ 22,630
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 21,281      $ 13,038
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $293,648      $  9,592
                                          ========      ========
NET INCOME per unit                       $   1.71      $    .06
                                          ========      ========
UNITS OUTSTANDING                          171,400       171,400
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                  GEODYNE PRODUCTION PARTNERSHIP II-F
                   COMBINED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                           1996          1995
                                        ----------   ------------

REVENUES:
  Oil and gas sales, including
   $265,789 of sales to related
   parties in 1995 (Note 2)             $1,794,471    $1,450,887
  Interest income                            9,367         6,877
  Gain on sale of oil and gas
   properties                               66,549        21,124
                                        ----------    ----------
                                        $1,870,387    $1,478,888

COSTS AND EXPENSES:
  Lease operating                       $  312,799    $  393,161
  Production tax                           115,622       103,974
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              464,811       857,473
  General and administrative               156,402       155,321
                                        ----------    ----------
                                        $1,049,634    $1,509,929
                                        ----------    ----------

NET INCOME (LOSS)                       $  820,753   ($   31,041)
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   59,162    $   32,747
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)    $  761,591   ($   63,788)
                                        ==========    ==========
NET INCOME (LOSS) per unit              $     4.44   ($      .37)
                                        ==========    ==========
UNITS OUTSTANDING                          171,400       171,400
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                  GEODYNE PRODUCTION PARTNERSHIP II-F
                   COMBINED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                           1996           1995
                                        -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                     $  820,753     ($ 31,041)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            464,811       857,473
   Gain on sale of oil and gas
     properties                        (    66,549)    (  21,124)
   Increase in accounts receivable -
     General Partner                   (    24,820)          -
   Increase in accounts receivable     (     9,249)    (   5,246)
   Decrease in deferred charge                 -          10,858
   Decrease in accounts payable        (    45,909)    (  21,019)
   Decrease in gas imbalance payable           -       (   2,289)
   Decrease in accrued liability               -       (   4,432)
                                        ----------      --------
  Net cash provided by operating
   activities                           $1,139,037      $783,180

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($      367)     $    -
  Proceeds from sale of oil and
   gas properties                          123,375        65,350
                                        ----------      --------
  Net cash provided by investing
   activities                           $  123,008      $ 65,350

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($1,075,612)    ($782,000)
                                        ----------      --------
  Net cash used by financing
   activities                          ($1,075,612)    ($782,000)
                                        ----------      --------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                           $  186,433      $ 66,530

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      325,816       237,397
                                        ----------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  512,249      $303,927
                                        ==========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                  GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                       September 30, December 31,
                                           1996         1995
                                       ------------- ------------

CURRENT ASSETS:
  Cash and cash equivalents             $ 1,084,672  $   661,921
  Accounts receivable:
   General Partner                           44,097          -
   Oil and gas sales, including
     $141,036 due from related
     parties in 1995 (Note 2)               766,755      748,457
                                        -----------  -----------
       Total current assets             $ 1,895,524  $ 1,410,378

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method           9,657,638   10,851,397

DEFERRED CHARGE                             257,374      257,374
                                        -----------  -----------
                                        $11,810,536  $12,519,149
                                        ===========  ===========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                      $    73,110  $   176,095
  Gas imbalance payable                      50,501       50,501
                                        -----------  -----------
       Total current liabilities        $   123,611  $   226,596

ACCRUED LIABILITY                       $    50,802  $    50,802

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($   241,191)($   197,620)
  Limited Partners, issued and
   outstanding, 372,189 units            11,877,314   12,439,371
                                        -----------  -----------
       Total Partners' capital          $11,636,123  $12,241,751
                                        -----------  -----------
                                        $11,810,536  $12,519,149
                                        ===========  ===========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                  GEODYNE PRODUCTION PARTNERSHIP II-G
                   COMBINED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                           1996          1995
                                        ----------   ------------

REVENUES:
  Oil and gas sales, including
   $185,851 of sales to related
   parties in 1995 (Note 2)             $1,190,247    $1,075,315
  Interest income                            8,428         5,517
  Gain on sale of oil and gas
   properties                              122,906        21,687
                                        ----------    ----------
                                        $1,321,581    $1,102,519

COSTS AND EXPENSES:
  Lease operating                       $  192,812    $  282,753
  Production tax                            77,137        73,229
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              328,258       603,619
  General and administrative               107,840       105,271
                                        ----------    ----------
                                        $  706,047    $1,064,872
                                        ----------    ----------

NET INCOME                              $  615,534    $   37,647
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   43,486    $   26,027
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME           $  572,048    $   11,620
                                        ==========    ==========
NET INCOME per unit                     $     1.54    $      .03
                                        ==========    ==========
UNITS OUTSTANDING                          372,189       372,189
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                  GEODYNE PRODUCTION PARTNERSHIP II-G
                   COMBINED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                           1996          1995
                                        ----------   ------------

REVENUES:
  Oil and gas sales, including
   $561,307 of sales to related
   parties in 1995 (Note 2)             $3,807,146    $3,107,583
  Interest income                           19,389        14,525
  Gain on sale of oil and gas
   properties                              124,758        45,319
                                        ----------    ----------
                                        $3,951,293    $3,167,427

COSTS AND EXPENSES:
  Lease operating                       $  683,782    $  870,374
  Production tax                           246,873       226,229
  Depreciation, depletion, and
   amortization of oil and gas
   properties                            1,064,066     1,807,903
  General and administrative               339,165       338,864
                                        ----------    ----------
                                        $2,333,886    $3,243,370
                                        ----------    ----------

NET INCOME (LOSS)                       $1,617,407   ($   75,943)
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $  122,464    $   68,519
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)    $1,494,943   ($  144,462)
                                        ==========    ==========
NET INCOME (LOSS) per unit              $     4.02   ($      .39)
                                        ==========    ==========
UNITS OUTSTANDING                          372,189       372,189
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                  GEODYNE PRODUCTION PARTNERSHIP II-G
                   COMBINED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)
                                           1996          1995
                                        -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                     $1,617,407   ($   75,943)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                          1,064,066     1,807,903
   Gain on sale of oil and gas
     properties                        (   124,758)  (    45,319)
   Increase in accounts receivable -
     General Partner                   (    44,097)          -
   (Increase) decrease in accounts
     receivable                        (    18,298)        2,323
   Decrease in deferred charge                 -          28,854
   Decrease in accounts payable        (   102,985)  (    41,973)
   Decrease in gas imbalance payable           -     (     5,466)
   Decrease in accrued liability               -     (    11,898)
                                        ----------    ----------
  Net cash provided by operating
   activities                           $2,391,335    $1,658,481

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($    4,306)   $     -
  Proceeds from sale of oil and
   gas properties                          258,757       139,640
                                        ----------    ----------
  Net cash provided by investing
   activities                           $  254,451    $  139,640

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($2,223,035)  ($1,703,000)
                                        ----------    ----------
  Net cash used by financing
   activities                          ($2,223,035)  ($1,703,000)
                                        ----------    ----------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                           $  422,751    $   95,121

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      661,921       492,117
                                        ----------    ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $1,084,672    $  587,238
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                  GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED BALANCE SHEETS
                              (Unaudited)


                                ASSETS

                                       September 30, December 31,
                                           1996         1995
                                       ------------- ------------

CURRENT ASSETS:
  Cash and cash equivalents             $  257,081    $  158,812
  Accounts receivable:
   General Partner                           8,463           -
   Oil and gas sales, including
     $33,220 due from related
     parties in 1995 (Note 2)              183,111       179,505
                                        ----------    ----------
       Total current assets             $  448,655    $  338,317

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          2,327,832     2,624,277

DEFERRED CHARGE                             62,062        62,062
                                        ----------    ----------
                                        $2,838,549    $3,024,656
                                        ==========    ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                      $   18,338    $   45,404
  Gas imbalance payable                     11,211        11,211
                                        ----------    ----------
       Total current liabilities        $   29,549    $   56,615

ACCRUED LIABILITY                       $   12,779    $   12,779

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($   58,068)  ($   47,635)
  Limited Partners, issued and
   outstanding, 91,711 units             2,854,289     3,002,897
                                        ----------    ----------
       Total Partners' capital          $2,796,221    $2,955,262
                                        ----------    ----------
                                        $2,838,549    $3,024,656
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                  GEODYNE PRODUCTION PARTNERSHIP II-H
                   COMBINED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                            1996          1995
                                          --------     ----------

REVENUES:
  Oil and gas sales, including
   $43,742 of sales to related
   parties in 1995 (Note 2)               $282,932      $255,156
  Interest income                            1,904         1,261
  Gain on sale of oil and gas
   properties                               25,560         5,796
                                          --------      --------
                                          $310,396      $262,213

COSTS AND EXPENSES:
  Lease operating                         $ 48,191      $ 71,689
  Production tax                            18,524        17,513
  Depreciation, depletion, and
   amortization of oil and gas
   properties                               80,918       153,432
  General and administrative                26,615        25,146
                                          --------      --------
                                          $174,248      $267,780
                                          --------      --------

NET INCOME (LOSS)                         $136,148     ($  5,567)
                                          ========      ========
GENERAL PARTNER - NET INCOME              $  9,949      $  5,859
                                          ========      ========
LIMITED PARTNERS - NET INCOME (LOSS)      $126,199     ($ 11,426)
                                          ========      ========
NET INCOME (LOSS) per unit                $   1.38     ($    .12)
                                          ========      ========
UNITS OUTSTANDING                           91,711        91,711
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                  GEODYNE PRODUCTION PARTNERSHIP II-H
                   COMBINED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                            1996          1995
                                          --------     ----------

REVENUES:
  Oil and gas sales, including
   $132,230 of sales to related
   parties in 1995 (Note 2)               $909,731      $744,368
  Interest income                            4,348         3,402
  Gain on sale of oil and gas
   properties                               26,000        10,347
                                          --------      --------
                                          $940,079      $758,117

COSTS AND EXPENSES:
  Lease operating                         $171,285      $214,341
  Production tax                            59,653        55,558
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              262,529       462,441
  General and administrative                83,795        82,904
                                          --------      --------
                                          $577,262      $815,244
                                          --------      --------

NET INCOME (LOSS)                         $362,817     ($ 57,127)
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 28,425      $ 15,641
                                          ========      ========
LIMITED PARTNERS - NET INCOME (LOSS)      $334,392     ($ 72,768)
                                          ========      ========
NET INCOME (LOSS) per unit                $   3.65     (     .79)
                                          ========      ========
UNITS OUTSTANDING                           91,711        91,711
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                  GEODYNE PRODUCTION PARTNERSHIP II-H
                   COMBINED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                            1996          1995
                                         ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $362,817     ($ 57,127)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            262,529       462,441
   Gain on sale of oil and gas
     properties                          (  26,000)    (  10,347)
   Increase in accounts receivable -
     General Partner                     (   8,463)          -
   (Increase) decrease in accounts
     receivable                          (   3,606)        3,791
   Decrease in deferred charge                 -           4,448
   Decrease in accounts payable          (  27,066)    (   9,565)
   Decrease in accrued liability               -       (   2,025)
                                          --------      --------
  Net cash provided by operating
   activities                             $560,211      $391,616

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                   ($    913)     $    -
  Proceeds from sale of oil and
   gas properties                           60,829        33,744
                                          --------      --------
  Net cash provided by investing
   activities                             $ 59,916      $ 33,744

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($521,858)    ($410,500)
                                          --------      --------
  Net cash used by financing
   activities                            ($521,858)    ($410,500)
                                          --------      --------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                             $ 98,269      $ 14,860

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      158,812       124,102
                                          --------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $257,081      $138,962
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

             GEODYNE ENERGY INCOME II LIMITED PARTNERSHIPS
         CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1996
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The combined balance sheets as of September 30, 1996, combined statements of operations for the three and nine months ended September 30, 1996 and 1995 and combined statements of cash flows for the nine months ended September 30, 1996 and 1995 have been prepared by Geodyne Resources, Inc., the general partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Energy Income Production Partnership (the "Production Partnership") in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a "Partnership" or the "Partnerships" are references to the limited partnerships and their related Production Partnerships, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the Production Partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at September 30, 1996, the combined results of operations for the three and nine months ended September 30, 1996 and 1995 and the combined cash flows for the nine months ended September 30, 1996 and 1995.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1995. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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


2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred by the General Partner. During the three months ended September 30, 1996 the following payments were made to the General Partner or its affiliates by the Partnerships:

                          Direct General       Administrative
        Partnership      and Administrative       Overhead
        -----------      ------------------    --------------
           II-A               $20,077             $127,443
           II-B                22,147               95,190
           II-C                10,507               40,689
           II-D                29,814               82,863
           II-E                40,809               60,216
           II-F                 4,590               45,105
           II-G                 9,896               97,944
           II-H                 2,480               24,135

     During the nine months ended September 30, 1996 the following payments were made to the General Partner or its affiliates by the Partnerships:

                          Direct General       Administrative
        Partnership      and Administrative       Overhead
        -----------      ------------------    --------------
           II-A              $ 88,726             $382,329
           II-B                92,949              285,570
           II-C                41,503              122,067
           II-D                99,519              248,589
           II-E               142,398              180,648
           II-F                21,087              135,315
           II-G                45,333              293,832
           II-H                11,390               72,405

     Affiliated companies are the operator of certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities, together with any compressor rental, consulting, or other services provided.

     During 1995, the Partnerships sold gas at market prices to Premier Gas Company ("Premier") and Premier then resold such gas to third parties at market prices. Premier was an affiliate of the Partnerships until December 6, 1995. The following is a summary of these sales during the three and nine months ended September 30, 1995 and the amount of the Partnership's accrued gas sales due from Premier at December 31, 1995.

              Gas Sales          Gas Sales      Accrued Gas Sales
          ------------------ ------------------ -----------------
           3 Months Ended      9 Months Ended         As of
          September 30, 1995 September 30, 1995 December 31, 1995
          ------------------ ------------------ -----------------

II-A          $205,443           $579,690           $153,461
II-B           104,541            242,757             81,240
II-C            58,314            152,650             46,202
II-D           161,366            468,128            124,908
II-E           144,356            390,158            122,758
II-F            88,048            265,789             66,788
II-G           185,851            561,307            141,036
II-H            43,742            132,230             33,220

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

     Net proceeds from operations less necessary operating capital are distributed to Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. Over the last several years, the domestic energy industry and the Partnerships have contended with volatile, but generally low, oil and gas prices. Over the last few years, the oil and gas market appears to have moved from periods of relative stability in supply and demand to excess supply and/or weakened demand. These trends have led to the volatility in pricing and demand noted over the past years. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 1996 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations of the Partnerships.

     During the nine months ended September 30, 1996 the following Partnerships sold their interests in several oil and gas properties located in Oklahoma, Texas, Louisiana, Kansas, Wyoming, and New Mexico. Proceeds from such sales were as follows:
                                       Proceeds for
                                    Nine Months Ended
               Partnership          September 30, 1996

                   II-A                 $180,632
                   II-B                  101,083
                   II-C                   97,566
                   II-D                  103,174
                   II-E                   66,027
                   II-F                  123,375
                   II-G                  258,757
                   II-H                   60,829

     Such proceeds will be included in the determination of the amount of the cash distributions to be paid to the Limited Partners of such Partnerships during November 1996.

RESULTS OF OPERATIONS
---------------------

     An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables within "Results of Operations". Generally, the Partnerships' operations during the three and nine months ended September 30, 1996 reflected a decrease in production of oil and an increase in the average prices of oil and natural gas sold by the Partnerships. Refer to "Liquidity
     and  Capital  Resources"  above   for  a  discussion  of  factors
     impacting prices.

     II-A PARTNERSHIP

     THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

                                   Three months ended September 30,
                                   --------------------------------
                                         1996             1995
                                      ----------       ----------
      Oil and gas sales               $1,598,127       $1,133,241
      Oil and gas production expenses $  362,282       $  593,898
      Barrels produced                    22,621           26,795
      Mcf produced                       576,695          483,997
      Average price/Bbl               $    22.82       $    16.68
      Average price/Mcf               $     1.88       $     1.42

     As shown in the table above, total oil and gas sales increased $464,886 (41.0%) for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Of this increase, $387,160 was related to the increases in the average prices of oil and natural gas sold and $174,272 was related to the increase in the volumes of natural gas sold, partially offset by a $95,251 decrease related to the decrease in the volumes of oil sold. Volumes of oil sold decreased by 4,174 barrels, while volumes of natural gas sold increased by 92,698 Mcf for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The decrease in the volumes of oil sold resulted primarily from (i) a negative prior period volume adjustment made by a purchaser on one well during the three months ended September 30, 1996 and (ii) the sale of one oil producing well during 1996. The increase in the volumes of natural gas sold resulted primarily from (i) a gas balancing adjustment made by the operator on one well during the three months ended September 30, 1996 and (ii) positive prior period volume adjustments made by the purchasers on three wells during the three months ended September 30, 1996. Average oil and natural gas prices increased to $22.82 per barrel and $1.88 per Mcf, respectively, for the three months ended September 30, 1996 from $16.68 per barrel and $1.42 per Mcf, respectively, for the three months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $231,616 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This decrease resulted primarily from
     (i) the decrease in lease operating expenses due to the sale of several wells during 1996, (ii) workover expenses incurred on two wells during the three months ended September 30, 1995 in order to improve the recovery of reserves, and (iii) a decrease in general repairs and maintenance expenses incurred during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 22.7% for the three months ended September 30, 1996 from 52.4% for the three months ended September 30, 1995. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses discussed above and the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $282,057 for the three months ended September 30, 1996 as compared to the three months ended
     September 30, 1995. This decrease resulted primarily from significant upward revisions in the estimates of remaining oil and natural gas reserves at December 31, 1995 and a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 23.0% for the three months ended September 30, 1996 from 57.3% for the three months ended
     September 30, 1995. This percentage decrease was primarily due to the upward revisions of previous reserve estimates and the impairment provision discussed above and the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     General and administrative expenses decreased $23,688 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This decrease resulted primarily from a decrease in legal fees during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 9.2% for the three months ended September

     30, 1996 from 15.1% for the three months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

                                    Nine months ended September 30,
                                    -------------------------------
                                         1996             1995
                                      ----------       ----------
      Oil and gas sales               $4,228,016       $3,462,252
      Oil and gas production expenses $1,291,082       $1,552,222
      Barrels produced                    81,237           92,547
      Mcf produced                     1,328,658        1,285,669
      Average price/Bbl               $    19.78       $    16.55
      Average price/Mcf               $     1.97       $     1.50

     As shown in the table above, total oil and gas sales increased $765,764 (22.1%) for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Of this increase, $903,191 was related to the increases in the average prices of oil and natural gas sold and $84,688 was related to the increase in the volumes of natural gas sold, partially offset by a $223,712 decrease related to the decrease in the volumes of oil sold. Volumes of oil sold decreased by 11,310 barrels, while volumes of natural gas sold increased by 42,989 Mcf for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Average oil and natural gas prices increased to $19.78 per barrel and $1.97 per Mcf, respectively, for the nine months ended September 30, 1996 from $16.55 per barrel and $1.50 per Mcf, respectively, for the nine months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $261,140 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease resulted primarily from
     (i) the decrease in lease operating expenses due to the sale of several wells during the nine months ended September 30, 1996,
     (ii) workover expenses incurred on two wells during the nine months ended September 30, 1995 in order to improve the recovery of reserves, and (iii) a decrease in general repairs and maintenance expenses incurred during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 30.5% for the nine months ended September 30, 1996 from 44.8% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $908,737 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease resulted primarily from significant upward revisions in the estimates of remaining oil and natural gas reserves at December 31, 1995 and a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 22.1% for the nine months ended September 30, 1996 from 53.3% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the upward revisions of previous reserve estimates and the impairment provision discussed above and the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     General and administrative expenses decreased $45,714 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease resulted primarily from a decrease in legal fees during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 11.1% for the nine months ended September 30, 1996 from 14.9% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     The Limited Partners have received cash distributions through September 30, 1996 totaling $37,780,357 or 78.01% of Limited Partners' capital contributions.

     II-B PARTNERSHIP

     THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

                                   Three months ended September 30,
                                   --------------------------------
                                         1996              1995
                                      ----------         --------
      Oil and gas sales               $1,088,948         $603,595
      Oil and gas production expenses $  239,843         $459,428
      Barrels produced                    10,349           15,246
      Mcf produced                       445,504          250,360
      Average price/Bbl               $    24.49         $  17.70
      Average price/Mcf               $     1.88         $   1.33

     As shown in the table above, total oil and gas sales increased $485,353 (80.4%) for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Of this increase, $241,218 was related to the increases in the average prices of oil and natural gas sold and $366,871 was related to the increase in the volumes of natural gas sold, partially offset by a $119,928 decrease related to the decrease in the volumes of oil sold. Volumes of oil sold decreased by 4,897 barrels, while volumes of natural gas sold increased by 195,144 Mcf for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The decrease in the volumes of oil sold resulted primarily from a negative prior period volume adjustment made by a purchaser on one well during the three months ended September 30, 1996. The increase in the volumes of natural gas sold resulted primarily from (i) positive gas balancing adjustments made by the operator on two wells during the three months ended September 30, 1996, (ii) positive prior period volume adjustments made by the purchaser on several wells during the three months ended September 30, 1996, and (iii) the shutting-in of one well during 1995 to perform a workover in order to increase the recovery of reserves. Average oil and natural gas prices increased to $24.49 per barrel and $1.88 per Mcf, respectively, for the three months ended September 30, 1996 from $17.70 per barrel and $1.33 per Mcf, respectively, for the three months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $219,585 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This decrease resulted primarily from
     (i) the decrease in lease operating expenses due to the sale of several wells during 1996, (ii) workover expenses incurred on two wells during the three months ended September 30, 1995 in order to improve the recovery of reserves, and (iii) a decrease in general repairs and maintenance expenses incurred during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 22.0% for the three months ended September 30, 1996 from 76.1% for the three months ended September 30, 1995. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses discussed above and the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $116,091 for the three months ended
     September  30,  1996  as  compared  to  the  three  months  ended
     September 30, 1995. This decrease resulted primarily from significant upward revisions in the estimates of remaining oil and natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 27.1% for the three months ended September 30, 1996 from 68.1% for the three months ended September 30, 1995. This percentage decrease was primarily due to the upward revisions of previous reserve estimates discussed above and the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     General and administrative expenses decreased $42,219 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This decrease resulted primarily from a decrease in legal fees during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 10.8% for the three months ended September 30, 1996 from 26.4% for the three months ended September 30,
     1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

                                    Nine months ended September 30,
                                    -------------------------------
                                         1996             1995
                                      ----------       ----------
      Oil and gas sales               $3,038,320       $2,423,417
      Oil and gas production expenses $  899,695       $1,372,209
      Barrels produced                    57,233           62,628
      Mcf produced                       962,117          869,831
      Average price/Bbl               $    19.80       $    16.84
      Average price/Mcf               $     1.98       $     1.57

     As shown in the table above, total oil and gas sales increased $614,903 (25.4%) for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Of this increase, $542,010 was related to the increases in the average prices of oil and natural gas sold and $182,726 was related to the increase in the volumes of natural gas sold, partially offset by a $106,821 decrease related to the decrease in the volumes of oil sold. Volumes of oil sold decreased by 5,395 barrels, while volumes of natural gas sold increased by 92,286 Mcf for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Average oil and natural gas prices increased to $19.80 per barrel and $1.98 per Mcf, respectively, for the nine months ended September 30, 1996 from $16.84 per barrel and $1.57 per Mcf, respectively, for the nine months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $472,514 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease resulted primarily from
     (i) the decrease in operating expenses due to the sale of several wells during the nine months ended September 30, 1996, (ii) workover expenses incurred on several wells during the nine months ended September 30, 1995 in order to improve the recovery of reserves, and (iii) a decrease in general repairs and maintenance expenses incurred during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 29.6% for the nine months ended September 30, 1996 from 56.6% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses discussed above and the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30,1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $739,497 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease resulted primarily from significant upward revisions in the estimates of remaining oil and natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 25.0% for the nine months ended September 30, 1996 from 61.9% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the upward revisions of previous reserve estimates discussed above and the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     General and administrative expenses decreased $83,579 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease resulted primarily from a decrease in legal fees during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 12.5% for the nine months ended September 30, 1996 from 19.1% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     The Limited Partners have received cash distributions through September 30, 1996 totaling $26,833,916 or 74.18% of Limited Partners' capital contributions.

     II-C PARTNERSHIP

     THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

                                   Three months ended September 30,
                                   --------------------------------
                                           1996           1995
                                         --------       --------
      Oil and gas sales                  $431,091       $303,065
      Oil and gas production expenses    $104,602       $200,234
      Barrels produced                      3,201          5,401
      Mcf produced                        193,432        163,367
      Average price/Bbl                  $  24.53       $  16.98
      Average price/Mcf                  $   1.82       $   1.29

     As shown in the table above, total oil and gas sales increased $128,026 (42.2%) for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Of this increase, $127,363 was related to the increases in the average prices of oil and natural gas sold and $54,718 was related to the increase in the volumes of natural gas sold, partially offset by a $53,966 decrease related to the decrease in the volumes of oil sold. Volumes of oil sold decreased by 2,200 barrels, while volumes of natural gas sold increased by 30,065 Mcf for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The decrease in the volumes of oil sold resulted primarily from a negative prior period volume adjustment made by the purchaser on one well during the three months ended September 30, 1996. The increase in the volumes of natural gas sold resulted primarily from (i) positive gas balancing adjustments made by the operator on two wells during the three months ended September 30, 1996 and (ii) the shutting-in of one well during 1995 to perform a workover in order to improve the recovery of reserves. Average oil and natural gas prices increased to $24.53 per barrel and $1.82 per Mcf, respectively, for the three months ended September 30, 1996 from $16.98 per barrel and $1.29 per Mcf, respectively, for the three months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $95,632 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This decrease resulted primarily from
     (i) the decrease in lease operating expenses due to the sale of several wells during 1996, (ii) workover expenses incurred on one well during the three months ended September 30, 1995 in order to improve the recovery of reserves, and (iii) a decrease in general repairs and maintenance expenses incurred during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 24.3% for the three months ended September 30, 1996 from 66.1% for the three months ended September 30, 1995. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses discussed above and the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $103,748 for the three months ended
     September  30,  1996  as  compared  to  the  three  months  ended
     September 30, 1995. This decrease resulted primarily from significant upward revisions in the estimates of remaining oil and natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 25.8% for the three months ended September 30, 1996 from 71.0% for the three months ended September 30, 1995. This percentage decrease was primarily due to the upward revisions of previous reserve estimates discussed above and the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     General and administrative expenses decreased $17,293 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This decrease resulted primarily from a decrease in legal fees during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 11.9% for the three months ended September 30, 1996 from 22.6% for the three months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

                                    Nine months ended September 30,
                                    -------------------------------
                                         1996             1995
                                      ---------        ---------
      Oil and gas sales               $1,327,794       $1,136,648
      Oil and gas production expenses $  399,349       $  544,532
      Barrels produced                    19,353           19,580
      Mcf produced                       504,115          535,691
      Average price/Bbl               $    19.97       $    17.04
      Average price/Mcf               $     1.87       $     1.50

     As shown in the table above, total oil and gas sales increased $191,146 (16.8%) for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Of this increase, $255,575 was related to the increases in the average prices of oil and natural gas sold, partially offset by a $59,047 decrease related to the decrease in the volumes of natural gas sold. Volumes of oil and natural gas sold decreased by 227 barrels and 31,576 Mcf, respectively, for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Average oil and natural gas prices increased to $19.97 per barrel and $1.87 per Mcf, respectively, for the nine months ended September 30, 1996 from $17.04 per barrel and $1.50 per Mcf, respectively, for the nine months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $145,183 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease resulted primarily from
     (i) the decrease in lease operating expenses due to the sale of several wells during the nine months ended September 30, 1996,
     (ii) workover expenses incurred on two wells during the nine months ended September 30, 1995 in order to improve the recovery of reserves, and (iii) a decrease in general repairs and maintenance expenses incurred during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 30.1% for the nine months ended September 30, 1996 from 47.9% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $392,813 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease resulted primarily from significant upward revisions in the estimates of remaining oil and natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 24.4% for the nine months ended September 30, 1996 from 63.1% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the upward revisions of previous reserve estimates discussed above and the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     General and administrative expenses decreased $37,247 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease resulted primarily from a decrease in legal fees during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 12.3% for the nine months ended September 30, 1996 from 17.7% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     The Limited Partners have received cash distributions through September 30, 1996 totaling $11,605,686 or 75.06% of Limited Partners' capital contributions.

     II-D PARTNERSHIP

     THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

                                   Three months ended September 30,
                                   ---------------------------
                                         1996             1995
                                      ----------        --------
      Oil and gas sales               $1,065,296        $968,988
      Oil and gas production expenses $  421,587        $448,828
      Barrels produced                    17,261          24,903
      Mcf produced                       431,776         447,407
      Average price/Bbl               $    20.61        $  17.30
      Average price/Mcf               $     1.64        $   1.20

     As shown in the table above, total oil and gas sales increased $96,308 (9.9%) for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Of this increase, $279,288 was related to the increases in the average prices of oil and natural gas sold, partially offset by a $183,137 decrease related to the decreases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 7,642 barrels and 15,631 Mcf, respectively, for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The decrease in the volumes of oil sold resulted primarily from (i) the sale of three significant oil producing wells during the three months ended September 30, 1995, (ii) the shutting-in of one well during 1996 to perform a workover in order to improve the recovery of reserves, and (iii) the normal declines in production due to diminished oil reserves on two wells during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Average oil and natural gas prices increased to $20.61 per barrel and $1.64 per Mcf, respectively, for the three months ended September 30, 1996 from $17.30 per barrel and $1.20 per Mcf, respectively, for the three months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $27,241 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This decrease resulted primarily from the decreases in the volumes of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 39.6% for the three months ended September 30, 1996 from 46.3% for the three months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $354,335 for the three months ended
     September  30,  1996  as  compared  to  the  three  months  ended
     September 30, 1995. This decrease resulted primarily from significant upward revisions in the estimates of remaining oil and natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 21.5% for the three months ended September 30, 1996 from 60.2% for the three months ended September 30, 1995. This percentage decrease was primarily due to the upward revisions of previous reserve estimates discussed above and the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     General and administrative expenses decreased $39,946 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This decrease resulted primarily from a decrease in legal fees during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 10.6% for the three months ended September 30, 1996 from 15.8% for the three months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

                                    Nine months ended September 30,
                                    -------------------------------
                                          1996            1995
                                       ----------      ----------
      Oil and gas sales                $3,145,240      $3,022,161
      Oil and gas production expenses  $1,409,905      $1,432,141
      Barrels produced                     52,555          70,045
      Mcf produced                      1,263,831       1,403,160
      Average price/Bbl                $    19.28      $    16.66
      Average price/Mcf                $     1.69      $     1.32

     As shown in the table above, total oil and gas sales increased $123,079 (4.1%) for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Of this increase, $702,687 was related to the increases in the average prices of oil and natural gas sold, partially offset by a $572,673 decrease related to the decreases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 17,490 barrels and 139,329 Mcf, respectively, for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The decrease in the volumes of oil sold resulted primarily from (i) the sale of three significant oil producing wells during the nine months ended September 30, 1996, (ii) the shutting-in of one well during the nine months ended September 30, 1996 to perform a workover in order to improve the recovery of reserves, and (iii) the normal declines in production due to diminished oil reserves on three wells during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Average oil and natural gas prices increased to $19.28 per barrel and $1.69 per Mcf, respectively, for the nine months ended September 30, 1996 from $16.66 per barrel and $1.32 per Mcf, respectively, for the nine months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 44.8% for the nine months ended September 30, 1996 from 47.4% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $1,176,977 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease resulted primarily from significant upward revisions in the estimates of remaining oil and natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 19.2% for the nine months ended September 30, 1996 from 58.9% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the upward revisions of previous reserve estimates discussed above and the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     General and administrative expenses decreased $93,289 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease resulted primarily from a decrease in legal fees during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 11.1% for the nine months ended September 30, 1996 from 14.6% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     The Limited Partners have received cash distributions through September 30, 1996 totaling $22,246,903 or 70.65% of Limited Partners' capital contributions.

     II-E  PARTNERSHIP

     THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

                                   Three months ended September 30,
                                   --------------------------------
                                         1996             1995
                                       --------         --------
      Oil and gas sales                $748,193         $532,162
      Oil and gas production expenses  $248,256         $257,517
      Barrels produced                   14,360           15,812
      Mcf produced                      258,832          208,793
      Average price/Bbl                $  20.74         $  17.13
      Average price/Mcf                $   1.74         $   1.25

     As shown in the table above, total oil and gas sales increased $216,031 (40.6%) for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Of this increase, $159,390 was related to the increases in the average prices of oil and natural gas sold and $87,068 was related to the increase in the volumes of natural gas sold, partially offset by a $30,114 decrease related to the decrease in the volumes of oil sold. Volumes of oil sold decreased by 1,452 barrels and volumes of natural gas sold increased by 50,039 Mcf for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The increase in the volumes of natural gas sold resulted primarily from (i) a positive prior period adjustment during the three months ended September 30, 1996, (ii) a positive gas balancing adjustment made by the operator on one well during the three months ended September 30, 1996, and (iii) an increase in production on one well due to a decrease in pipeline pressure during the three months ended September 30, 1996. Average oil and natural gas prices increased to $20.74 per barrel and $1.74 per Mcf, respectively, for the three months ended September 30, 1996 from $17.13 per barrel and $1.25 per Mcf, respectively, for the three months ended September 30, 1995.

     Oil  and  gas  production  expenses  (including  lease  operating expenses and production taxes) decreased $9,261 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This decrease resulted primarily from workover expenses incurred on one well during the three months ended September 30, 1995 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 33.2% for the three months ended September 30, 1996 from 48.4% for the three months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $226,654 for the three months ended
     September  30,  1996  as  compared  to  the  three  months  ended
     September 30, 1995. This decrease resulted primarily from significant upward revisions in the estimates of remaining oil and natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 34.0% for the three months ended September 30, 1996 from 90.4% for the three months ended September 30, 1995. This percentage decrease was primarily due to the upward revisions of previous reserve estimates discussed above and the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     General and administrative expenses decreased $93,009 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This decrease resulted primarily from a decrease in legal fees during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 13.5% for the three months ended September 30, 1996 from 36.5% for the three months ended September 30, 1995. This percentage decrease was primarily due to the dollar decrease in legal fees discussed above and the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

                                    Nine months ended September 30,
                                    -------------------------------
                                          1996            1995
                                       ----------      ----------
      Oil and gas sales                $2,121,611      $1,654,096
      Oil and gas production expenses  $  782,953      $  839,641
      Barrels produced                     43,642          46,703
      Mcf produced                        725,498         646,898
      Average price/Bbl                $    19.67      $    17.05
      Average price/Mcf                $     1.74      $     1.33

     As shown in the table above, total oil and gas sales increased $467,515 (28.3%) for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Of this increase, $387,590 was related to the increases in the average prices of oil and natural gas sold and $136,764 was related to the increase in the volumes of natural gas sold, partially offset by a $60,210 decrease related to the decrease in the volumes of oil sold. Volumes of oil sold decreased by 3,061 barrels, while volumes of natural gas sold increased by 78,600 Mcf for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Average oil and natural gas prices increased to $19.67 per barrel and $1.74 per Mcf, respectively, for the nine months ended September 30, 1996 from $17.05 per barrel and $1.33 per Mcf, respectively, for the nine months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $56,688 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease resulted primarily from
     (i) workover expenses incurred on one well during the nine months ended September 30, 1995 in order to improve the recovery of reserves and (ii) a decrease in general repairs and maintenance expenses and compression expenses incurred on another well during the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 36.9% for the nine months ended September 30, 1996 from 50.8% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $740,585 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease resulted primarily from significant upward revisions in the estimates of remaining oil and natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 34.3% for the nine months ended September 30, 1996 from 88.8% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the upward revisions of previous reserve estimates discussed above and the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     General and administrative expenses decreased $196,147 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease resulted primarily from a decrease in legal fees during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 15.2% for the nine months ended September 30, 1996 from 31.4% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     The Limited Partners have received cash distributions through September 30, 1996 totaling $13,106,574 or 57.28% of Limited Partners' capital contributions.

     II-F PARTNERSHIP

     THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

                                   Three months ended September 30,
                                   --------------------------------
                                          1996            1995
                                        --------        --------
      Oil and gas sales                 $563,030        $520,413
      Oil and gas production expenses   $124,717        $165,886
      Barrels produced                    10,504          12,930
      Mcf produced                       191,942         207,520
      Average price/Bbl                 $  20.89        $  17.70
      Average price/Mcf                 $   1.79        $   1.41

     As shown in the table above, total oil and gas sales increased $42,617 (8.2%) for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Of this increase, $120,105 was related to the increases in the average prices of oil and natural gas sold, partially offset by a $78,564 decrease related to the decreases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 2,426 barrels and 15,578 Mcf, respectively, for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The decrease in the volumes of oil sold resulted primarily from the normal declines in production due to diminished oil reserves on several wells during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Average oil and natural gas prices increased to $20.89 per barrel and $1.79 per Mcf, respectively, for the three months ended September 30, 1996 from $17.70 per barrel and $1.41 per Mcf, respectively, for the three months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $41,169 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This decrease resulted primarily from
     (i) a decrease in general repairs and maintenance expenses incurred during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 and (ii) the decreases in the volumes of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 22.2% for the three months ended September 30, 1996 from 31.9% for the three months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $154,274 for the three months ended
     September  30,  1996  as  compared  to  the  three  months  ended
     September 30, 1995. This decrease resulted primarily from significant upward revisions in the estimates of remaining oil and natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 25.5% for the three months ended September 30, 1996 from 57.2% for the three months ended September 30, 1995. This percentage decrease was primarily due to the upward revisions of previous reserve estimates discussed above and the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     General and administrative expenses increased $2,035 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This increase resulted primarily from an increase in both legal fees and printing and postage expenses during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses remained relatively constant at 8.8% for the three months ended September 30, 1996 as compared to 9.2% for the three months ended September 30, 1995.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

                                    Nine months ended September 30,
                                    -------------------------------
                                         1996             1995
                                      ----------       ----------
      Oil and gas sales               $1,794,471       $1,450,887
      Oil and gas production expenses $  428,421       $  497,135
      Barrels produced                    36,741           41,077
      Mcf produced                       604,664          574,084
      Average price/Bbl               $    19.14       $    16.76
      Average price/Mcf               $     1.80       $     1.33

     As shown in the table above, total oil and gas sales increased $343,584 (23.7%) for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Of this increase, $367,582 was related to the increases in the average prices of oil and natural gas sold and $55,044 was related to the increase in the volumes of natural gas sold, partially offset by a $82,991 decrease related to the decreases in the volumes of oil sold. Volumes of oil sold decreased by 4,336 barrels, while volumes of natural gas sold increased by 30,580 Mcf for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Average oil and natural gas prices increased to $19.14 per barrel and $1.80 per Mcf, respectively, for the nine months ended September 30, 1996 from $16.76 per barrel and $1.33 per Mcf, respectively, for the nine months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $68,714 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease resulted primarily from
     (i) the decrease in lease operating expenses due to the sale of several wells during the nine months ended September 30, 1996 and
     (ii) a decrease in general repairs and maintenance expenses incurred during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, partially offset by the increases in severance taxes associated with the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 23.9% for the nine months ended September 30, 1996 from 34.3% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $392,662 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease resulted primarily from significant upward revisions in the estimates of remaining oil and natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 25.9% for the nine months ended September 30, 1996 from 59.1% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the upward revisions of previous reserve estimates discussed above and the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 8.7% for the nine months ended September 30, 1996 from 10.7% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     The Limited Partners have received cash distributions through September 30, 1996 totaling $12,553,051 or 73.24% of Limited Partners' capital contributions.

     II-G PARTNERSHIP

     THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

                                   Three months ended September 30,
                                   --------------------------------
                                         1996             1995
                                      ----------       ----------
      Oil and gas sales               $1,190,247       $1,075,315
      Oil and gas production expenses $  269,949       $  355,982
      Barrels produced                    22,039           27,476
      Mcf produced                       410,340          421,179
      Average price/Bbl               $    20.90       $    17.71
      Average price/Mcf               $     1.78       $     1.40

     As shown in the table above, total oil and gas sales increased $114,932 (10.7%) for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Of this increase, $247,696 was related to the increases in the average prices of oil and natural gas sold partially offset by a $132,926 decrease related to the decreases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 5,437 barrels and 10,839 Mcf, respectively, for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The decrease in the volumes of oil sold resulted primarily from (i) the normal declines in production due to diminished oil reserves on several wells during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 and (ii) the sale of several wells during 1996 and the later part of 1995. Average oil and natural gas prices increased to $20.90 per barrel and $1.78 per Mcf, respectively, for the three months ended September 30, 1996 from $17.71 per barrel and $1.40 per Mcf, respectively, for the three months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $86,033 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This decrease resulted primarily from
     (i) a decrease in general repairs and maintenance expenses incurred during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 and (ii) the decreases in the volumes of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 22.7% for the three months ended September 30, 1996 from 33.1% for the three months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $275,361 for the three months ended
     September  30,  1996  as  compared  to  the  three  months  ended
     September 30, 1995. This decrease resulted primarily from significant upward revisions in the estimates of remaining oil and natural gas reserves at December 31, 1995 and a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 27.6% for the three months ended September 30, 1996 from 56.1% for the three months ended
     September 30, 1995. This percentage decrease was primarily due to the upward revisions of previous reserve estimates and the impairment provision discussed above and the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     General and administrative expenses increased $2,569 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This increase resulted primarily from an increase in legal fees during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses remained relatively constant at 9.1% for the three months ended September 30, 1996 as compared to 9.8% for the three months ended September 30, 1995.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

                                    Nine months ended September 30,
                                    -------------------------------
                                         1996             1995
                                      ----------       ----------
      Oil and gas sales               $3,807,146       $3,107,583
      Oil and gas production expenses $  930,655       $1,096,603
      Barrels produced                    77,229           86,684
      Mcf produced                     1,295,413        1,235,139
      Average price/Bbl               $    19.15       $    16.77
      Average price/Mcf               $     1.80       $     1.34

     As shown in the table above, total oil and gas sales increased $699,563 (22.5%) for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Of this increase, $774,472 was related to the increases in the average prices of oil and natural gas sold and $108,493 was related to the increase in the volumes of natural gas sold, partially offset by a $181,063 decrease related to the decrease in the volumes of oil sold. Volumes of oil sold decreased by 9,455 barrels and volumes of natural gas sold increased 60,274 Mcf for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Average oil and natural gas prices increased to $19.15 per barrel and $1.80 per Mcf, respectively, for the nine months ended September 30, 1996 from $16.77 per barrel and $1.34 per Mcf, respectively, for the nine months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $165,948 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease resulted primarily from
     (i) the decrease in lease operating expenses due to the sale of several wells during the nine months ended September 30, 1996 and
     (ii) a decrease in general repairs and maintenance expenses incurred during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, partially offset by the increase in severance taxes associated with the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 24.4% for the nine months ended September 30, 1996 from 35.3% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $743,837 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease resulted primarily from significant upward revisions in the estimates of remaining oil and natural gas reserves at December 31, 1995 and a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 28.0% for the nine months ended September 30, 1996 from 58.2% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the upward revisions of previous reserve estimates and impairment provision discussed above and the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 8.9% for the nine months ended September 30, 1996 from 10.9% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     The Limited Partners have received cash distributions through September 30, 1996 totaling $25,604,371 or 68.79% of Limited Partners' capital contributions.

     II-H PARTNERSHIP

     THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

                                   Three months ended September 30,
                                   --------------------------------
                                         1996             1995
                                       --------         --------
      Oil and gas sales                $282,932         $255,156
      Oil and gas production expenses  $ 66,715         $ 89,202
      Barrels produced                    5,122            6,392
      Mcf produced                      100,841          101,981
      Average price/Bbl                $  20.87         $  17.69
      Average price/Mcf                $   1.75         $   1.39

     As shown in the table above, total oil and gas sales increased $27,776 (10.9%) for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Of this increase, $57,040 was related to the increases in the average prices of oil and natural gas sold, partially offset by a $26,505 decrease related to the decrease in the volumes of oil sold. Volumes of oil and natural gas sold decreased by 1,270 barrels and 1,140 Mcf, respectively, for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The decrease in the volumes of oil sold resulted primarily from the normal declines in production due to diminished oil reserves on several wells during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Average oil and natural gas prices increased to $20.87 per barrel and $1.75 per Mcf, respectively, for the three months ended September 30, 1996 from $17.69 per barrel and $1.39 per Mcf, respectively, for the three months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $22,487 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This decrease resulted primarily from
     (i) a decrease in general repairs and maintenance expenses incurred during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 and (ii) the decreases in the volumes of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 23.6% for the three months ended September 30, 1996 from 35.0% for the three months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $72,514 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This decrease resulted primarily from significant upward revisions in the estimates of remaining oil and natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 28.6% for the three months ended September 30, 1996 from 60.1% for the three months ended
     September 30, 1995. This percentage decrease was primarily due to the upward revisions of previous reserve estimates discussed above and the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     General and administrative expenses increased $1,469 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This increase resulted primarily from an increase in both legal fees and printing and postage expenses during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses remained relatively constant at 9.4% for the three months ended September 30, 1996 as compared to 9.8% for the three months ended September 30, 1995.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

                                    Nine months ended September 30,
                                    -------------------------------
                                         1996             1995
                                       --------         --------
      Oil and gas sales                $909,731         $744,368
      Oil and gas production expenses  $230,938         $269,899
      Barrels produced                   17,978           20,185
      Mcf produced                      319,009          301,855
      Average price/Bbl                $  19.16         $  16.77
      Average price/Mcf                $   1.77         $   1.34

     As shown in the table above, total oil and gas sales increased $165,363 (22.2%) for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Of this increase, $178,040 was related to the increases in the average prices of oil and natural gas sold and $30,363 was related to the increase in the volumes of natural gas sold, partially offset by a $42,286 decrease related to the decrease in the volumes of oil sold. Volumes of oil sold decreased by 2,207 barrels, while volumes of natural gas sold increased by 17,154 Mcf for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Average oil and natural gas prices increased to $19.16 per barrel and $1.77 per Mcf, respectively, for the nine months ended September 30, 1996 from $16.77 per barrel and $1.34 per Mcf, respectively, for the nine months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $38,961 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease resulted primarily from
     (i) the decrease in lease operating expenses due to the sale of several wells during the nine months ended September 30, 1996 and
     (ii) a decrease in general repairs and maintenance expenses incurred during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, partially offset by the increase in severance taxes associated with the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 25.4% for the nine months ended September 30, 1996 from 36.3% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $199,912 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease resulted primarily from significant upward revisions in the estimates of remaining oil and natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 28.9% for the nine months ended September 30, 1996 from 62.1% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the upward revisions of previous reserve estimates discussed above and the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 9.2% for the nine months ended September 30, 1996 from 11.1% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     The Limited Partners have received cash distributions through September 30, 1996 totaling $5,919,364 or 64.54% of Limited Partners' capital contributions.

                      PART II:  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the II-A Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the II-B Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

          27.3 Financial Data Schedule containing summary financial information extracted from the II-C Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

          27.4 Financial Data Schedule containing summary financial information extracted from the II-D Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

          27.5 Financial Data Schedule containing summary financial information extracted from the II-E Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

          27.6 Financial Data Schedule containing summary financial information extracted from the II-F Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

          27.7 Financial Data Schedule containing summary financial information extracted from the II-G Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

          27.8 Financial Data Schedule containing summary financial information extracted from the II-H Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

               All other exhibits are omitted as inapplicable.

     (b)  Reports on Form 8-K:

          Current Reports on Form 8-K filed during third quarter of 1996:

          Date of event:           July 1, 1996
          Date filed with SEC:     July 8, 1996
          Item Included:
               Item 5 - Other Events

          Date of event:           July 17, 1996
          Date filed with SEC:     July 31, 1996
          Item Included:
               Item 5 - Other Events

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

                              (Registrant)


                              By:  GEODYNE RESOURCES, INC.

                                   General Partner




Date:  November 14, 1996      By:    /s/Dennis R. Neill
                                 ------------------------------
                                    (Signature)
                                    Dennis R. Neill
                                    President



Date:  November 14, 1996      By:    /s/Patrick M. Hall
                                 -------------------------------
                                    (Signature)
                                    Patrick M. Hall
                                    Principal Accounting Officer

                           INDEX TO EXHIBITS
                           -----------------

NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-A's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-B's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-C's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-D's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-E's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-F's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

27.7 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-G's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

27.8 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-H's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

          All other exhibits are omitted as inapplicable.