Form 10-K405
period 1996-12-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP II A; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-E; GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-G; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-H
filed 1997-03-18
CIK 824894, 826345, 833054, 833526, 842881, 850506, 851724, 854062

                             FORM 10-K405
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

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
                                                II-C 73-1308986
                                                II-D 73-1329761
                                                II-E 73-1324751
                                                II-F 73-1330632
                                                II-G 73-1336572
           Oklahoma                             II-H 73-1342476
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90
days.  Yes      No   X   (See explanation below).
           -----   -----

Quarterly Report on Form 10-Q for the three months ended March 31, 1996 was filed on May 21, 1996, one day after the required due date.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K405 or any amendment to this Form 10-K405.

           X   Disclosure is not contained herein
         -----
               Disclosure is contained herein
         -----

     The  Depositary   Units  are  not  publicly   traded,  therefore,
Registrant cannot compute the aggregate market value of the voting units held by non-affiliates of the Registrant.

              DOCUMENTS INCORPORATED BY REFERENCE:  None

                             FORM 10-K405
                           TABLE OF CONTENTS


PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
     ITEM 1.   BUSINESS . . . . . . . . . . . . . . . . . . . . .    1
     ITEM 2.   PROPERTIES . . . . . . . . . . . . . . . . . . . .    7
     ITEM 3.   LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . .   22
     ITEM 4.   SUBMISSION  OF  MATTERS  TO   A  VOTE  OF  LIMITED
               PARTNERS . . . . . . . . . . . . . . . . . . . . .   26

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   27
     ITEM 5.   MARKET  FOR  UNITS  AND  RELATED  LIMITED  PARTNER
               MATTERS  . . . . . . . . . . . . . . . . . . . . .   27
     ITEM 6.   SELECTED FINANCIAL DATA  . . . . . . . . . . . . .   29
     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS  OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS  . . . . . . .   38
     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . .   71
     ITEM 9.   CHANGES IN AND  DISAGREEMENTS WITH ACCOUNTANTS  ON
               ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . .   72

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   72
     ITEM 10.  DIRECTORS  AND EXECUTIVE  OFFICERS OF  THE GENERAL
               PARTNER  . . . . . . . . . . . . . . . . . . . . .   72
     ITEM 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . .   73
     ITEM 12.  SECURITY  OWNERSHIP  OF CERTAIN  BENEFICIAL OWNERS
               AND MANAGEMENT . . . . . . . . . . . . . . . . . .   83
     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . .   85

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   88
     ITEM 14.  EXHIBITS,   FINANCIAL  STATEMENT   SCHEDULES,  AND
               REPORTS ON FORM 8-K  . . . . . . . . . . . . . . .   88
     SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .   94

                                PART I

ITEM 1.   BUSINESS

     General

     The Geodyne Energy Income Limited Partnership II-A (the "II-A Partnership"), Geodyne Energy Income Limited Partnership II-B (the "II-B Partnership"), Geodyne Energy Income Limited Partnership II-C (the "II-C Partnership"), Geodyne Energy Income Limited Partnership II-D (the "II-D Partnership"), Geodyne Energy Income Limited Partnership II-E (the "II-E Partnership"), Geodyne Energy Income Limited Partnership II-F (the "II-F Partnership"), Geodyne Energy Income Limited Partnership II-G (the "II-G Partnership"), and Geodyne Energy Income Limited Partnership II-H (the "II-H Partnership") (collectively, the "Partnerships") are limited partnerships formed under the Oklahoma Revised Uniform Limited Partnership Act. Each Partnership is composed of Geodyne Resources, Inc. ("Geodyne"), a Delaware corporation, as the general partner, and Geodyne Depositary Company, a Delaware corporation, as the sole initial limited partner and public investors as substitute limited partners (the "Limited Partners"). The Partnerships commenced operations on the dates set forth below.


                                        Date of
                   Partnership         Activation
                   -----------     -----------------

                      II-A         July 22, 1987
                      II-B         October 14, 1987
                      II-C         January 14, 1988
                      II-D         May 10, 1988
                      II-E         September 27, 1988
                      II-F         January 5, 1989
                      II-G         April 10, 1989
                      II-H         May 17, 1989


     Immediately following activation, each Partnership invested as a general partner in a separate Oklahoma general partnership which actually conducts the Partnerships' operations. Geodyne serves as managing partner of such general partnerships. Unless the context indicates otherwise, all references to any single Partnership or all of the Partnerships in this Annual Report on Form 10-K (the "Annual Report") are references to the Partnership and its related general partnership, collectively. In addition, unless the context indicates otherwise, all references to the "General Partner" in this Annual Report are references to Geodyne as the general partner of the limited partnerships and as the managing partner of the related general partnerships.

     The General Partner currently serves as general partner of 29 limited partnerships including the Partnerships. The General Partner is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including the General Partner (collectively, the "Samson Companies"), are engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing
properties.    At  December  31,  1996,  the  Samson  Companies  owned
interests in approximately 16,000 oil and gas wells located in 19 states of the United States and Canada, Venezuela, and Russia. At December 31, 1996, the Samson Companies operated approximately 2,600 oil and gas wells located in 15 states of the United States and Canada, Venezuela, and Russia.

     The Partnerships are currently engaged in the business of owning interests in producing oil and gas properties located in the continental United States. The Partnerships may also engage to a limited extent in development drilling on producing oil and gas properties as required for the prudent management of the Partnerships.


     As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and the other Samson Companies. As of March 15, 1997, the Samson Companies employed approximately 780 persons. No employees are covered by collective bargaining agreements, and management believes that the Samson Companies provide a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item 10. Directors and Executive Officers of the General Partner."

     The General Partner's and the Partnerships' principal place of business is located at Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103, and their telephone number is (918) 583-1791 or (800) 283-1791.


     Funding

     Although the partnership agreements for the Partnerships (the "Partnership Agreements") permit the Partnerships to incur borrowings, the Partnerships' operations and expenses are currently funded out of each Partnership's revenues from oil and gas sales. The General Partner may, but is not required to, advance funds to a Partnership for the same purposes for which Partnership borrowings are authorized.

     Principal Products Produced and Services Rendered

     The Partnerships' sole business is the production of, and related incidental development of, oil and gas. The Partnerships do not refine or otherwise process crude oil and condensate. The Partnerships do not hold any patents, trademarks, licenses, or concessions and are not a party to any government contracts. The Partnerships have no backlog of orders and do not participate in research and development activities. The Partnerships are not presently encountering shortages of oilfield tubular goods, compressors, production material, or other equipment.


     Competition and Marketing

     The domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. The ability of the Partnerships to produce and market oil and gas profitably depends on a number of factors that are beyond the control of the Partnerships. These factors include worldwide political instability (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated.

     The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Concerning past trends, average yearly wellhead gas prices in the United States have been relatively volatile for a number of years. For the past ten years, such prices have generally been in the $1.40 to $2.00 per Mcf range, significantly below prices received in the early 1980s. Average gas prices in the latter part of 1996 and January 1997, however, were somewhat higher than those yearly averages. It is not known whether this was a short-term trend or an indicator of potentially higher average gas prices on a longer-term basis.

     Substantially all of the Partnerships' gas reserves are being sold in the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas increased from approximately $2.00 per Mcf at December 31, 1995 to approximately $3.57 per Mcf at December 31, 1996. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

     Due to global consumption and supply trends over the last several months, oil prices have recently been higher than the yearly average prices of the late to mid-1980s and early 1990s. It is not known whether this trend will continue. Prices for the Partnerships' oil increased from approximately $18.50 per barrel at December 31, 1995 to approximately $23.75 per barrel at December 31, 1996.

     Future prices for both oil and gas will likely be different from (and may be lower than) the prices in effect on December 31, 1996. Primarily due to heating season demand, year-end prices in many past years have tended to be higher, and in some cases significantly higher, than the yearly average price actually received by the Partnerships for at least the following year. In particular, it should be noted that December 31, 1996 prices were much higher than year-end prices for the last several years and substantially higher than the average prices received in each of the last several years. It is not possible to predict whether the December 1996 pricing level is indicative of a new trend toward higher energy prices or a short-term deviation from the recent history of low to moderate prices; therefore, management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.


     Significant Customers

     The following customers accounted for ten percent or more of the Partnerships' oil and gas sales during the year ended December 31, 1996:

Partnership                  Purchaser                 Percentage
-----------     ----------------------------------     ----------

   II-A         El Paso Energy Marketing Company
                  ("El Paso")                            23.5%
                Hallwood Petroleum, Inc. ("Hallwood")    13.9%
                Amoco Production Company ("Amoco")       14.7%
                J-O'B Operating ("J-O'B")                10.6%

   II-B         Hallwood                                 18.1%
                El Paso                                  22.5%
                Amoco                                    11.0%
                J-O'B                                    11.0%

   II-C         El Paso                                  24.5%
                Amoco                                    10.5%

   II-D         El Paso                                  19.1%

   II-E         El Paso                                  30.8%

   II-F         El Paso                                  22.4%
                Texaco Exploration & Producing,
                  Inc. ("Texaco")                        12.5%

   II-G         El Paso                                  22.4%
                Texaco                                   12.6%

   II-H         El Paso                                  22.1%
                Texaco                                   12.7%


     In the event of interruption of purchases by one or more of the Partnerships' significant customers or the cessation or material change in availability of open access transportation by the Partnerships' pipeline transporters, the Partnerships may encounter difficulty in marketing their gas and in maintaining historic sales levels. Management does not expect any of its open access transporters to seek authorization to terminate their transportation services. Even if the services were terminated, management believes that alternatives would be available whereby the Partnerships would be able to continue to market their gas.

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

     Regulation of Sales and Transportation of Oil and Gas -- Sales of crude oil and condensate are made by the Partnerships at market prices and are not subject to price controls. The sale of gas may be subject to both federal and state laws and regulations, including, but not limited to, the Natural Gas Act of 1938 (the "NGA"), the Natural Gas Policy Act of 1978 (the "NGPA"), and regulations promulgated by the Federal Energy Regulatory Commission (the "FERC") under the NGA, the NGPA, and other statutes. The provisions of the NGA and the NGPA, as well as the regulations thereunder, are complex and affect all who produce, resell, transport, or purchase gas, including the Partner-ships. Although virtually all of the Partnerships' gas production is not subject to price regulation, the NGA, NGPA, and FERC regulations affect the availability of gas transportation services and the ability of gas consumers to continue to purchase or use gas at current levels. Accordingly, such regulations may have a material effect on the Partnerships' operations and projections of future oil and gas production and revenues.

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


ITEM 2.   PROPERTIES

     Well Statistics

     The following table sets forth the number of productive wells of the Partnerships as of December 31, 1996.

                          Well Statistics(1)
                        As of December 31, 1996

          Number of Gross Wells(2)     Number of Net Wells(3)
          ------------------------   ---------------------------
P/ship    Total  Oil  Gas  N/A(4)    Total   Oil    Gas   N/A(4)
------    -----  ---  ---  -------   -----  -----  -----  ------
II-A      1,140  342  733    65      54.05  30.34  18.51   5.20
II-B        278  142   91    45      34.00  19.16  10.67   4.17
II-C        352  122  203    27      13.52   4.05   9.00    .47
II-D        308  134  166     8      54.46  25.99  26.86   1.61
II-E      1,178  709  393    76      29.14  15.87  12.04   1.23
II-F      1,151  703  374    74      15.66   5.49   8.62   1.55
II-G      1,151  703  374    74      34.80  11.88  19.67   3.25
II-H      1,151  703  374    74       9.02   2.94   5.30    .78

---------------
(1) The designation of a well as an oil well or gas well is made by the General Partner based on the relative amount of oil and gas reserves for the well. Regardless of a well's oil or gas designation, it may produce oil, gas, or both oil and gas.
(2) As used in this Annual Report, "gross well" refers to a well in which a working interest is owned; accordingly, the number of gross wells is the total number of wells in which a working interest is owned.
(3) As used in this Annual Report, "net well" refers to the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof. For example, a 15% leasehold interest in a well represents one gross well, but 0.15 net well.
(4)  Wells which have not been designated as oil or gas.

     Drilling Activities

     The Partnerships did not participate in any drilling activities during the year ended December 31, 1996.


     Oil and Gas Production, Revenue, and Price History

     The following tables set forth certain historical information concerning the oil (including condensates) and gas production, net of all royalties, overriding royalties, and other third party interests, of the Partnerships, revenues attributable to such production, and certain price and cost information. As used in the tables, direct operating expenses include lease operating expenses and production taxes. In addition, gas production is converted to oil equivalents at the rate of six Mcf per barrel, representing the estimated relative energy content of gas and oil, which rate is not necessarily indica-tive of the relationship of oil and gas prices. The respective prices of oil and gas are affected by market and other factors in addition to relative energy content.

                          Net Production Data

                           II-A Partnership
                           ----------------

                                    Year Ended December 31,
                               ----------------------------------
                                  1996        1995        1994
                               ----------  ----------  ----------
Production:
  Oil (Bbls)                      103,230     120,420     150,281
  Gas (Mcf)                     1,737,090   1,768,316   2,226,658

Oil and gas sales:
  Oil                          $2,105,377  $2,030,710  $2,272,594
  Gas                           3,727,497   2,640,845   4,099,355
                                ---------   ---------   ---------
    Total                      $5,832,874  $4,671,555  $6,371,949
                                =========   =========   =========
Total direct operating
  expenses                     $1,941,040  $1,846,264  $2,383,367
                                =========   =========   =========

Direct operating expenses
  as a percentage of oil
  and gas sales                     33.3%       39.5%       37.4%

Average sales price:
  Per barrel of oil                $20.40      $16.86      $15.12
  Per Mcf of gas                     2.15        1.49        1.84

Direct operating expenses per
  equivalent Bbl of oil            $ 4.94      $ 4.45      $ 4.57

                          Net Production Data

                           II-B Partnership
                           ----------------

                                    Year Ended December 31,
                               ----------------------------------
                                  1996        1995        1994
                               ----------  ----------  ----------
Production:
  Oil (Bbls)                       74,434      81,304     111,099
  Gas (Mcf)                     1,219,775   1,205,296   1,649,869

Oil and gas sales:
  Oil                          $1,557,104  $1,351,079  $1,683,529
  Gas                           2,622,423   1,853,715   3,020,100
                                ---------   ---------   ---------
    Total                      $4,179,527  $3,204,794  $4,703,629
                                =========   =========   =========
Total direct operating
  expenses                     $1,164,713  $1,524,778  $2,014,972
                                =========   =========   =========

Direct operating expenses
  as a percentage of oil
  and gas sales                     27.9%       47.6%       42.8%

Average sales price:
  Per barrel of oil                $20.92      $16.62      $15.15
  Per Mcf of gas                     2.15        1.54        1.83

Direct operating expenses per
  equivalent Bbl of oil            $ 4.19      $ 5.40      $ 5.22

                          Net Production Data

                           II-C Partnership
                           ----------------

                                    Year Ended December 31,
                               ----------------------------------
                                  1996        1995        1994
                               ----------  ----------  ----------
Production:
  Oil (Bbls)                       25,093      26,383      34,074
  Gas (Mcf)                       685,344     737,277     975,652

Oil and gas sales:
  Oil                          $  530,533  $  446,522  $  533,966
  Gas                           1,395,407   1,073,415   1,755,200
                                ---------   ---------   ---------
    Total                      $1,925,940  $1,519,937  $2,289,166
                                =========   =========   =========
Total direct operating
  expenses                     $  602,924  $  698,645  $  819,854
                                =========   =========   =========

Direct operating expenses
  as a percentage of oil
  and gas sales                     31.3%       46.0%       35.8%

Average sales price:
  Per barrel of oil                $21.14      $16.92      $15.67
  Per Mcf of gas                     2.04        1.46        1.80

Direct operating expenses per
  equivalent Bbl of oil            $ 4.33      $ 4.68      $ 4.17

                          Net Production Data

                           II-D Partnership
                           ----------------

                                    Year Ended December 31,
                               ----------------------------------
                                  1996        1995        1994
                               ----------  ----------  ----------
Production:
  Oil (Bbls)                       66,517      88,913      93,610
  Gas (Mcf)                     1,637,645   1,906,303   2,000,016

Oil and gas sales:
  Oil                          $1,332,558  $1,457,580  $1,415,937
  Gas                           2,996,544   2,443,936   3,433,223
                                ---------   ---------   ---------
    Total                      $4,329,102  $3,901,516  $4,849,160
                                =========   =========   =========
Total direct operating
  expenses                     $1,800,899  $2,136,244  $1,735,761
                                =========   =========   =========

Direct operating expenses
  as a percentage of oil
  and gas sales                     41.6%       54.8%       35.8%

Average sales price:
  Per barrel of oil                $20.03      $16.39      $15.13
  Per Mcf of gas                     1.83        1.28        1.72

Direct operating expenses per
  equivalent Bbl of oil            $ 5.31      $ 5.25      $ 4.07

                          Net Production Data

                           II-E Partnership
                           ----------------

                                    Year Ended December 31,
                               ----------------------------------
                                  1996        1995        1994
                               ----------  ----------  ----------
Production:
  Oil (Bbls)                       53,804      63,680      66,656
  Gas (Mcf)                       861,464     937,469     853,317

Oil and gas sales:
  Oil                          $1,096,064  $1,070,217  $1,029,794
  Gas                           1,597,253   1,227,192   1,450,912
                                ---------   ---------   ---------
    Total                      $2,693,317  $2,297,409  $2,480,706
                                =========   =========   =========
Total direct operating
  expenses                     $  913,077  $1,148,507  $  943,898
                                =========   =========   =========

Direct operating expenses
  as a percentage of oil
  and gas sales                     33.9%       50.0%       38.0%

Average sales price:
  Per barrel of oil                $20.37      $16.81      $15.45
  Per Mcf of gas                     1.85        1.31        1.70

Direct operating expenses per
  equivalent Bbl of oil            $ 4.63      $ 5.22      $ 4.52

                          Net Production Data

                           II-F Partnership
                           ----------------

                                    Year Ended December 31,
                               ----------------------------------
                                  1996        1995        1994
                               ----------  ----------  ----------
Production:
  Oil (Bbls)                       47,395      54,773      63,723
  Gas (Mcf)                       761,702     845,804     833,628

Oil and gas sales:
  Oil                          $  939,731  $  882,021  $  946,186
  Gas                           1,493,582   1,146,571   1,370,378
                                ---------   ---------   ---------
    Total                      $2,433,313  $2,028,592  $2,316,564
                                =========   =========   =========
Total direct operating
  expenses                     $  643,984  $  661,659  $  777,636
                                =========   =========   =========

Direct operating expenses
  as a percentage of oil
  and gas sales                     26.5%       32.6%       33.6%

Average sales price:
  Per barrel of oil                $19.83      $16.10      $14.85
  Per Mcf of gas                     1.96        1.36        1.64

Direct operating expenses per
  equivalent Bbl of oil            $ 3.69      $ 3.38      $ 3.84

                          Net Production Data

                           II-G Partnership
                           ----------------

                                    Year Ended December 31,
                               ----------------------------------
                                  1996        1995        1994
                               ----------  ----------  ----------
Production:
  Oil (Bbls)                       99,593     115,206     134,034
  Gas (Mcf)                     1,626,530   1,832,915   1,921,696

Oil and gas sales:
  Oil                          $1,975,112  $1,855,886  $1,991,144
  Gas                           3,183,687   2,492,201   3,125,632
                                ---------   ---------   ---------
    Total                      $5,158,799  $4,348,087  $5,116,776
                                =========   =========   =========
Total direct operating
  expenses                     $1,386,254  $1,455,357  $1,827,558
                                =========   =========   =========

Direct operating expenses
  as a percentage of oil
  and gas sales                     26.9%       33.5%       35.7%

Average sales price:
  Per barrel of oil                $19.83      $16.11      $14.86
  Per Mcf of gas                     1.96        1.36        1.63

Direct operating expenses per
  equivalent Bbl of oil            $ 3.74      $ 3.46      $ 4.02

                          Net Production Data

                           II-H Partnership
                           ----------------

                                    Year Ended December 31,
                               ----------------------------------
                                  1996        1995        1994
                               ----------  ----------  ----------
Production:
  Oil (Bbls)                       23,172      26,870      31,241
  Gas (Mcf)                       397,146     449,854     452,661

Oil and gas sales:
  Oil                          $  459,899  $  433,226  $  464,290
  Gas                             770,323     609,509     744,596
                                ---------   ---------   ---------
    Total                      $1,230,222  $1,042,735  $1,208,886
                                =========   =========   =========
Total direct operating
  expenses                     $  339,390  $  358,984  $  427,693
                                =========   =========   =========

Direct operating expenses
  as a percentage of oil
  and gas sales                     27.6%       34.4%       35.4%

Average sales price:
  Per barrel of oil                $19.85      $16.12      $14.86
  Per Mcf of gas                     1.94        1.35        1.64

Direct operating expenses per
  equivalent Bbl of oil            $ 3.80      $ 3.52      $ 4.01


     Proved Reserves and Net Present Value

     The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 1996. The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company Petroleum Engineers ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

     Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices at December 31, 1996. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 1996. Furthermore, gas prices at December 31, 1996 were much higher than the price used for determining the Partnerships' net present value of proved reserves for the year ended December 31, 1995 and substantially higher than the average prices received by the Partnerships in each of the last several years. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at December 31, 1996 will actually be realized for such production.

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


                          Proved Reserves and
                           Net Present Values
                         From Proved Reserves
                      As of December 31, 1996(1)

II-A Partnership:
----------------
  Estimated proved reserves:
    Gas (Mcf)                                           9,255,329
    Oil and liquids (Bbls)                                695,390

  Net present value (discounted at 10% per annum)     $23,454,758

II-B Partnership:
----------------
  Estimated proved reserves:
    Gas (Mcf)                                           5,589,703
    Oil and liquids (Bbls)                                503,394

  Net present value (discounted at 10% per annum)     $15,249,542

II-C Partnership:
----------------
  Estimated proved reserves:
    Gas (Mcf)                                           4,258,644
    Oil and liquids (Bbls)                                203,909

  Net present value (discounted at 10% per annum)     $ 9,845,066

II-D Partnership:
----------------
  Estimated proved reserves:
    Gas (Mcf)                                          11,012,174
    Oil and liquids (Bbls)                                495,079

  Net present value (discounted at 10% per annum)     $23,069,097

II-E Partnership:
----------------
  Estimated proved reserves:
    Gas (Mcf)                                           5,696,474
    Oil and liquids (Bbls)                                303,372

  Net present value (discounted at 10% per annum)     $12,754,193

II-F Partnership:
----------------
  Estimated proved reserves:
    Gas (Mcf)                                           4,671,485
    Oil and liquids (Bbls)                                365,138

  Net present value (discounted at 10% per annum)     $12,025,692

II-G Partnership:
----------------
  Estimated proved reserves:
    Gas (Mcf)                                          10,122,558
    Oil and liquids (Bbls)                                769,142

  Net present value (discounted at 10% per annum)     $25,771,957

II-H Partnership:
----------------
  Estimated proved reserves:
    Gas (Mcf)                                           2,493,240
    Oil and liquids (Bbls)                                180,002

  Net present value (discounted at 10% per annum)     $ 6,222,904

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


     Significant Properties

     The following tables set forth certain well and reserves information for the basins in which the Partnerships own a significant amount of properties. The tables contain the following information for each significant basin: (i) the number of gross wells and net wells, (ii) the number of wells in which only a non-working interest is owned, (iii) the Partnership's total number of wells, (iv) the number and percentage of wells operated by the Partnership's affiliates, (v) estimated proved oil reserves, (vi) estimated proved gas reserves, and (vii) the present value (discounted at 10% per annum) of estimated future net cash flow.

     The Anadarko Basin is located in western Oklahoma and the Texas panhandle, while the Southern Oklahoma Folded Belt Basin is located in southern Oklahoma. The Gulf Coast Basin is located in southern Louisiana and southeast Texas, while the Permian Basin straddles west Texas and southeast New Mexico. Northeast Utah contains the Uinta Basin, while the Sacramento Basin is located in central California. The Williston Basin is located in North Dakota, South Dakota, and Eastern Montana.

                                          Significant Properties
                                          ----------------------

                                                          Wells
                                                        Operated by
                                                        Affiliates       Oil        Gas
                     Gross    Net     Other    Total    ------------   Reserves   Reserves     Present
     Basin           Wells    Wells   Wells(1) Wells    Number   %      (Bbl)      (Mcf)        Value
------------------   ------  -------  -------- ------   ------  ----   --------  ----------   ----------
II-A Partnership:
    Anadarko           172   10.12        67     239      30    13%     56,591    4,583,335    9,605,291
    Gulf Coast         233    9.70         3     236       1    -      186,870    1,855,107    4,833,677
    Permian            498    5.23        11     509      16     3%     91,382    1,258,092    2,982,511

II-B Partnership:
    Anadarko            37    5.45        11      48       8     9%     18,455    2,332,446    4,904,421
    Gulf Coast          46    1.37         3      49       1     2%     43,234    1,076,201    2,409,972
    Permian             20    2.69         7      27      16    59%     58,220    1,025,990    2,196,687
    Southern Okla.
     Folded Belt        15    4.22         2      17      15    88%    118,212      821,542    2,982,728
    Uinta               15    1.44        -       15      -     -      133,223      219,144    1,749,631

II-C Partnership:
    Anadarko           108    6.70        22     130      16    12%     22,981    2,261,901    4,760,983
    Permian             26    1.28         7      33      16    48%     27,118      503,265    1,061,868
    Southern Okla.
     Folded Belt        19    1.95         2      21      18    86%     51,405      602,381    1,654,265

II-D Partnership:
    Anadarko            79   12.01        12      91       9    10%     43,174    4,120,739    8,337,726
    Permian             14    2.67         3      17       5    29%     28,068    1,461,239    2,521,323
    Sacramento          39    6.52         2      41      -     -         -       2,183,556    3,091,151
    Williston           74    2.67        -       74      -     -      245,581      246,136    2,317,923

--------------------------
(1)  Wells in which only a non-working interest is owned.


                                          Significant Properties
                                          ----------------------

                                                          Wells
                                                        Operated by
                                                        Affiliates       Oil        Gas
                     Gross    Net     Other    Total    ------------   Reserves   Reserves     Present
     Basin           Wells   Wells    Wells(1) Wells    Number   %      (Bbl)      (Mcf)        Value
------------------   ------  -------  -------- ------   ------  ----   --------  ----------   ----------
II-E Partnership:
    Anadarko            39    2.24        28      67      14    21%      5,898    2,362,873    4,049,813
    Permian            873    5.63     3,460   4,333       9    -      132,526    1,962,531    4,565,985
    Southern Okla.
     Folded Belt        10     .50        -       10       1    10%     38,593      771,679    1,893,563

II-F Partnership:
    Anadarko            66    2.39        33      99      17    17%     11,624    1,860,844    3,437,641
    Permian            865    9.04     3,457   4,322       4    -      311,615    1,857,783    6,583,662
    Southern Okla.
     Folded Belt        29    2.12        -       29      23    79%     19,370      654,710    1,327,324

II-G Partnership:
    Anadarko            66    5.08        33      99      17    17%     25,094    3,939,371    7,288,404
    Permian            865   18.86     3,457   4,322       4    -      651,290    3,886,548   13,768,604
    Southern Okla.
     Folded Belt        29    4.80        -       29      23    79%     43,905    1,484,410    3,008,441

II-H Partnership:
    Anadarko            66    1.21        28      94      17    18%      5,839      931,949    1,722,779
    Permian            865    4.37     3,454   4,319       4    -      150,607      899,328    3,183,754
    Southern Okla.
     Folded Belt        29    1.27        -       29      23    79%     11,594      392,317      794,946


----------------------
(1)  Wells in which only a non-working interest is owned.

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


ITEM 3.   LEGAL PROCEEDINGS

     On September 12, 1988 Wolverine Exploration Company and certain other parties filed a lawsuit against Natural Gas Pipeline Company of America, Inc. and certain other parties in which the plaintiffs sought to recover damages as a result of an alleged breach of a gas contract. (Wolverine Exploration Company et al. v. Natural Gas Pipeline Company of America, et al., Case No. CJ-88-5522, District Court, Tulsa County, Oklahoma). The II-A, II-B, II-C, II-D, and II-E Partnerships own an interest in certain oil and gas properties which are subject to said lawsuit, and there is a possibility that said Partnerships may recover damages as a result of the alleged breach of the gas contract. The lawsuit involves legal and factual issues concerning alleged (i) take-or-pay deficiencies and (ii) gas pricing claims. In June 1995, a hearing was conducted before a three person arbitration panel and on September 6, 1995 the panel issued its determination and awarded damages to the plaintiffs in the matter.

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

The above estimates may change for a number of reasons, including, but not limited to, an appeal of the award by the one remaining defendant, Texaco Inc. ("Texaco"), and any final award of expenses and post-judgment interest.

     Geodyne filed a petition with the Tulsa County District Court seeking confirmation of the arbitration award. A hearing on such petition was held on May 1 and 2, 1996. As of the date of this Annual Report, no ruling has been issued in the matter. Texaco, on the other hand, has sought to reopen its Chapter 11 bankruptcy proceedings in an effort to avoid enforcement of the arbitration award through the bankruptcy court. Texaco's motion to reopen the bankruptcy proceedings was granted and Texaco has filed an adversary proceeding seeking to void the arbitration. Geodyne and other parties have moved to dismiss the adversary complaint. In addition, both parties have moved for summary judgment in the bankruptcy proceedings. A hearing on the motions for summary judgment was heard in January 1997 and the parties are currently awaiting a ruling from the bankruptcy court on such motions.

     In the event the Partnerships ultimately receive any or all of the damages awarded, the funds will be included in the Partnerships' revenues for the quarter in which they are received. Limited Partners who hold Units at the time any related cash distribution is made, then, will benefit from any recovery associated with the litigation.

     On October 26, 1994 Geodyne and the Partnerships, among other parties, were named as defendants in a lawsuit alleging causes of action based on fraud, negligent misrepresentation, breach of fiduciary duty, breach of implied covenant, and breach of contract in connection with the offer and sale of limited partnership interests ("Units") in the Partnerships (Sidney Neidick et al. v. Geodyne Resources, Inc., et al., Case No. 94-052860, District Court of Harris County, Texas). The plaintiffs' petition alleged that the lawsuit was being brought as a class action on behalf of investors who purchased Units in the Partnerships. On June 7, 1995, Geodyne and the Partnerships were dismissed without prejudice as defendants in the matter. In addition, on June 7, 1995, the matter was certified as a class action. A class action notice was mailed on June 7, 1995 to all Limited Partners who are members of the class.

     On November 23 and 25, 1994, Geodyne, PaineWebber Incorporated ("PaineWebber"), and certain other parties were named as defendants in two related lawsuits alleging misrepresentations made to induce investments in the Partnerships and asserting causes of action for common law fraud and deceit and unjust enrichment (Romine v. PaineWebber, Inc., et al, Case No. 94-CIV-8558, U. S. District Court, Southern District of New York and Romine v. PaineWebber, Inc., et al, Case No. 94-132844, Supreme Court of the State of New York, County of New York). The federal court case was later consolidated with other similar actions (to which Geodyne is not a party) under the title In
Re: PaineWebber Limited Partnerships' Litigation and was certified as a class action on May 30, 1995 (the "Federal Partnership Class Action"). A class action notice was mailed on June 7, 1995 to all members of the class. The Federal Partnership Class Action also alleges violations of 18 U.S.C. Section 1962(c) and the Securities Exchange Act of 1934. Compensatory and punitive damages, interest, and costs have been requested in both matters. The amended complaint in the Federal Partnership Class Action no longer asserts any claim directly against Geodyne.

     On January 18, 1996, PaineWebber issued a press release indicating that it had reached an agreement to settle the pending Federal Partnership Class Action along with the Neidick matter referred to above (collectively, the "PaineWebber Partnership Class Actions"), along with a settlement with the SEC and an agreement to settle with various state securities regulators. On that date, PaineWebber paid $125 million into an interest bearing account as part of a memorandum of understanding in connection with the proposed settlement (the "Settlement Fund"). The Settlement Fund applies to claims related to both the Partnerships and certain other investment programs sold by PaineWebber. In addition, PaineWebber agreed to a SEC administrative order creating a capped $40 million fund (the "SEC Claims Fund"), which is to be distributed to eligible Limited Partners by an independent administrator (the "Claims Administrator"); a civil penalty of $5 million leveled by the SEC; and payments aggregating $5 million to state securities administrators. Such settlement is not an obligation of either the Partnerships or Geodyne and, accordingly, would not affect the financial statements of the Partnerships.

     In connection with the PaineWebber Partnership Class Actions, on July 17, 1996 the federal court entered a preliminary order regarding the settlement proceedings referred to above. Pursuant to that order, plaintiffs' counsel mailed to class members the Class Settlement Notice (the "Notice") and Proof of Claim. Eligible class members are generally those who purchased their Units through PaineWebber on or before December 31, 1992 and who have not (i) previously opted out of the Class, (ii) previously released PaineWebber, or (iii) finally adjudicated their claims against PaineWebber.

     Plaintiffs' counsel will be responsible for allocating payments from the $125 million Settlement Fund previously funded by PaineWebber among eligible Limited Partners and investors in other unrelated PaineWebber partnerships in accordance with the settlement. The amount and date of any payment will vary depending upon many factors set forth in the Notice. It is currently expected that payments from the Settlement Fund will be made some time in 1997.

     In addition, eligible Limited Partners in the Partnerships who held their Units on June 3, 1996 may be entitled to certain additional payments from an escrow fund to which PaineWebber will make payments through May 30, 2001 if spot market oil and natural gas prices as reported by the New York Mercantile Exchange fall below certain thresholds set forth in the Notice (the "Pricing Guarantee"). The threshold prices used in the Pricing Guarantee are $18.00 per barrel of oil and $1.80 per Mcf of gas. Under the Notice, PaineWebber payments, if any, made pursuant to the Pricing Guarantee will be paid to Limited Partners of record on June 30, 1996 irrespective of whether they subsequently sell/dispose of their Units to third parties. The Pricing Guarantee does NOT attach to the Units as an attribute of ownership in the Partnerships and is not an obligation of either Geodyne or the Partnerships.

     A look back provision is also included in the settlement which may provide additional funds as of January 1, 2001 for eligible Limited Partners. Class members who sold their Units prior to June 30, 1996 will not be eligible for payments, if any, under the Pricing Guarantee or the look back provision.

     Eligible Limited Partners were required to timely execute and return a proof of claim by January 17, 1997 in order to participate in the settlement.

     In connection with the SEC Claims Fund, on April 17, 1996, PaineWebber mailed a Notice and Claim Form to each Limited Partner who purchased Units in the Partnerships through PaineWebber from January 1, 1986 to December 31, 1992. Limited Partners are not eligible to participate in the claims process if they (i) previously reached a settlement with PaineWebber or (ii) had their direct investment claim resolved by a court or in arbitration. Participation in the claims process is optional, and does not prevent a Limited Partner from pursuing any other remedy against PaineWebber that may be available. Limited Partners had until October 22, 1996 to complete the claim form and return it to the Claims Administrator. The determination of whether a Limited Partner is entitled to a recovery under the SEC Claims Fund will be based on whether or not the Claims Administrator determines that the Limited Partner's investment in the Partnerships was suitable for him at the time of purchase. In addition, if the Limited Partner has opted out of the PaineWebber Partnership Class Action and has not already settled with PaineWebber or has had a claim resolved by a court or in arbitration, the Claims Administrator will also consider allegations that misrepresentations were made in connection with the sale of the Units.

     The General Partner has been advised that PaineWebber is awaiting confirmation of the settlement described above by the federal court judge. The deadline for such confirmation is currently scheduled for March 28, 1997, subject to an additional thirty day extension.

     To the knowledge of the General Partner, neither the General Partner nor the Partnerships or their properties are subject to any litigation, the results of which would have a material effect on the Partnerships' or the General Partner's financial condition or operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

     There were no matters submitted to a vote of the Limited Partners of any Partnership during 1996.

                                PART II

ITEM 5.   MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS

     As of February 28, 1997, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:


                         Numbers of       Numbers of
          Partnership      Units       Limited Partners
          -----------    ----------    ----------------

             II-A         484,283            4,423
             II-B         361,719            2,817
             II-C         154,621            1,450
             II-D         314,878            3,077
             II-E         228,821            2,333
             II-F         171,400            1,745
             II-G         372,189            2,685
             II-H          91,711            1,277


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

     Pursuant to the terms of the Partnership Agreements, the General Partner is obligated to annually issue a repurchase offer which is based on the estimated future net revenues from the Partnerships' reserves and is calculated pursuant to the terms of the Partnership Agreements. Such repurchase offer is recalculated monthly in order to reflect cash distributions to the Limited Partners and extraordinary events. The following table sets forth the General Partner's repur-chase offer per Unit as of the periods indicated. For purposes of this Annual Report, a Unit represents an initial subscription of $100 to the Partnership.

                        Repurchase Offer Prices
                        -----------------------

                      1995                   1996            1997
               -------------------    ------------------     ----
               1st  2nd  3rd  4th     1st  2nd  3rd  4th     1st
P/ship         Qtr. Qtr. Qtr. Qtr.    Qtr. Qtr. Qtr. Qtr.    Qtr.
------         ---- ---- ---- ----    ---- ---- ---- ----    ----

 II-A          $14  $15  $14  $13     $12  $11  $15  $13     $12
 II-B           14   14   13   13      12   12   14   11      10
 II-C           16   18   17   17      16   15   18   16      13
 II-D           17   22   21   20      19   18   23   22      19
 II-E           17   18   18   17      17   15   21   20      18
 II-F           26   24   23   21      19   18   25   22      20
 II-G           27   24   22   21      19   18   24   22      19
 II-H           27   23   22   21      19   17   24   21      19


     Cash Distributions

     Cash distributions are primarily dependent upon a Partnership's cash receipts from the sale of oil and gas production and cash requirements of the Partnership. Distributable cash is determined by the General Partner at the end of each calendar quarter and distributed to the Limited Partners within 45 days after the end of the quarter. Distributions are restricted to cash on hand less amounts required to be retained out of such cash as determined in the sole judgment of the General Partner to pay costs, expenses, or other Partnership obligations whether accrued or anticipated to accrue. In certain instances, the General Partner may not distribute the full amount of cash receipts which might otherwise be available for distribution in an effort to equalize or stabilize the amounts of quarterly distributions. Any available amounts not distributed are invested and the interest or income thereon is for the accounts of the Limited Partners.

     The following is a summary of cash distributions paid to the Limited Partners for the years ended December 31, 1995 and 1996 and for the first quarter of 1997:

                          Cash Distributions
                          ------------------

                                1995
                 ----------------------------------
                   1st      2nd      3rd      4th
  P/ship         Quarter  Quarter  Quarter  Quarter
  ------         -------  -------  -------  -------

   II-A           $1.35    $1.03    $ .64    $ .81
   II-B            1.37     1.09      .47      .28
   II-C            2.10     1.33      .81      .39
   II-D            1.62     1.41      .64     1.02
   II-E            1.07      .57      .33      .35
   II-F            1.52     1.31     1.52     1.58
   II-G            1.48     1.33     1.54     1.45
   II-H            1.47     1.31     1.47     1.36

                                1996                   1997
                 ----------------------------------   -------
                   1st      2nd      3rd      4th       1st
  P/ship         Quarter  Quarter  Quarter  Quarter   Quarter
  ------         -------  -------  -------  -------   -------

   II-A           $ .97    $ .97    $1.27   $2.16(1)  $1.58
   II-B             .46      .85     1.27    2.21(1)   1.47
   II-C             .60     1.40     1.39    2.05(1)   2.38(1)
   II-D            1.08     1.15     1.06    1.56(1)   2.52(1)
   II-E             .80     1.24     1.02    1.39(1)   1.53(1)
   II-F            1.72     1.76     2.33    2.85(1)   2.39
   II-G            1.64     1.68     2.20    2.78(1)   2.31
   II-H            1.60     1.59     2.07    2.66(1)   2.24

----------------------
(1)  Includes proceeds from the sale of oil and gas properties.


ITEM 6.   SELECTED FINANCIAL DATA

     The  following tables  present  selected financial  data for  the
Partnerships. This data should be read in conjunction with the financial statements of the Partnerships, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."

                                    Selected Financial Data

                                        II-A Partnership
                                        ----------------

                          1996           1995           1994           1993           1992
                      -------------  -------------  -------------  -------------  -------------
Oil and Gas Sales      $5,832,874     $ 4,671,555    $ 6,371,949    $ 5,445,632    $ 7,296,183
Net Income (Loss):
  Limited Partners      2,043,339    (    715,678)       265,761   (    723,059)       611,081
  General Partner         156,483          81,747        145,993         84,771        173,679
  Total                 2,199,822    (    633,931)       411,754   (    638,288)       784,760
Limited Partners' Net
  Income (Loss) per
    Unit                     4.22    (       1.48)           .55   (       1.49)          1.26
Limited Partners' Cash
  Distributions per
    Unit                     5.37            3.83           5.49           5.72           6.75
Total Assets            9,068,387       9,833,188     12,673,498     15,773,152     18,228,191
Partners' Capital
  (Deficit):
  Limited Partners      8,937,891       9,494,552     12,065,230     14,459,469     17,956,097
  General Partner     (   342,481)   (    311,994)  (    297,741)  (    303,734)  (    240,427)
Number of Units
  Outstanding             484,283         484,283        484,283        484,283        484,283

                                    Selected Financial Data

                                        II-B Partnership
                                        ----------------

                          1996           1995           1994           1993           1992
                      -------------  -------------  -------------  -------------  -------------
Oil and Gas Sales      $4,179,527     $3,204,794     $4,703,629     $ 4,615,384    $ 5,974,270
Net Income (Loss):
  Limited Partners      1,329,755    (   798,537)   (   574,825)   (    330,130)     1,083,345
  General Partner         113,834         37,441         87,118          90,840        160,869
  Total                 1,443,589    (   761,096)   (   487,707)   (    239,290)     1,244,214
Limited Partners' Net
  Income (Loss) per
    Unit                     3.68    (      2.21)   (      1.59)   (        .91)          2.99
Limited Partners' Cash
  Distributions per
    Unit                     4.79           3.21           5.98            6.64           8.76
Total Assets            5,579,977      6,237,427      8,302,058      11,063,368     13,629,059
Partners' Capital
  (Deficit):
  Limited Partners      5,552,662      5,955,907      7,914,444      10,654,269     13,387,529
  General Partner     (   265,183)   (   246,438)   (   222,879)   (    196,997)  (    179,762)
Number of Units
  Outstanding             361,719        361,719        361,719         361,719        361,719


                                    Selected Financial Data

                                        II-C Partnership
                                        ----------------

                          1996           1995           1994           1993           1992
                      -------------  -------------  -------------  -------------  -------------
Oil and Gas Sales      $1,925,940     $1,519,937     $2,289,166     $1,896,565     $2,509,914
Net Income (Loss):
  Limited Partners        707,991    (   337,547)   (    37,871)   (    36,537)       394,335
  General Partner          53,569         20,538         52,546         39,050         68,653
  Total                   761,560    (   317,009)        14,675          2,513        462,988
Limited Partners' Net
  Income (Loss) per
    Unit                     4.58    (      2.18)   (       .24)   (       .24)          2.55
Limited Partners' Cash
  Distributions per
    Unit                     5.43           4.63           7.06           7.44           8.75
Total Assets            2,941,348      3,205,943      4,291,920      5,486,394      6,379,426
Partners' Capital
  (Deficit):
  Limited Partners      2,907,706      3,039,715      4,092,262      5,220,133      6,407,337
  General Partner     (   115,619)   (    99,615)   (    84,153)   (    80,199)   (    64,354)
Number of Units
  Outstanding             154,621        154,621        154,621        154,621        154,621



                                    Selected Financial Data

                                        II-D Partnership
                                        ----------------

                          1996           1995           1994           1993           1992
                      -------------  -------------  -------------  -------------  -------------
Oil and Gas Sales      $4,329,102     $3,901,516     $4,849,160     $ 4,353,624    $ 5,816,604
Net Income (Loss):
  Limited Partners      1,270,858    (   697,631)   (   193,308)   (    138,556)       471,887
  General Partner          99,743         44,055        108,234          85,418        148,256
  Total                 1,370,601    (   653,576)   (    85,074)   (     53,138)       620,143
Limited Partners' Net
  Income (Loss) per
    Unit                     4.04    (      2.22)   (       .61)   (        .44)          1.50
Limited Partners' Cash
  Distributions per
    Unit                     4.85           4.69           6.25            9.29           9.75
Total Assets            6,953,850      7,291,164      9,571,883      11,687,932     14,528,961
Partners' Capital
  (Deficit):
  Limited Partners      6,627,744      6,884,886      9,057,517      11,215,825     14,278,065
  General Partner     (   218,956)   (   143,473)   (   111,528)   (    135,262)  (    107,460)
Number of Units
  Outstanding             314,878        314,878        314,878         314,878        314,878

                                    Selected Financial Data

                                        II-E Partnership
                                        ----------------

                          1996           1995           1994           1993           1992
                      -------------  -------------  -------------  -------------  -------------
Oil and Gas Sales      $2,693,317     $2,297,409     $2,480,706     $ 2,572,564    $ 3,474,833
Net Income (Loss):
  Limited Partners        695,738    ( 1,279,244)   (   842,191)   (    523,678)  (  1,036,685)
  General Partner          66,720          9,448         43,060          49,510         64,978
  Total                   762,458    ( 1,269,796)   (   799,131)   (    474,168)  (    971,707)
Limited Partners' Net
  Income (Loss) per
    Unit                     3.04    (      5.59)   (      3.68)   (       2.29)  (       4.53)
Limited Partners' Cash
  Distributions per
    Unit                     4.45           2.32           4.78            7.81           8.75
Total Assets            5,976,145      6,279,396      8,117,206      10,020,423     12,193,708
Partners' Capital
  (Deficit):
  Limited Partners      5,770,144      6,093,406      7,902,650       9,839,841     12,151,338
  General Partner     (   147,595)   (   122,950)   (   104,398)   (     94,958)  (     80,783)
Number of Units
  Outstanding             228,821        228,821        228,821         228,821        228,821


                                    Selected Financial Data

                                        II-F Partnership
                                        ----------------

                          1996           1995           1994           1993           1992
                      -------------  -------------  -------------  -------------  -------------
Oil and Gas Sales      $2,433,313     $2,028,592     $2,316,564      $2,636,304     $3,244,904
Net Income (Loss):
  Limited Partners      1,108,389    (   191,631)        19,524         122,048        223,113
  General Partner          79,948         46,686         54,498          73,431         76,429
  Total                 1,188,337    (   144,945)        74,022         195,479        299,542
Limited Partners' Net
  Income (Loss) per
    Unit                     6.47    (      1.12)           .11             .71           1.30
Limited Partners'
  Cash Distributions
    Per Unit                 8.66           5.93           9.21            8.87          11.25
Total Assets            5,312,077      5,733,459      6,967,432       8,544,148      9,973,253
Partners' Capital
  (Deficit):
  Limited Partners      5,315,174      5,691,785      6,898,416       8,458,892      9,857,985
  General Partner     (   105,914)   (    84,377)   (    80,063)    (    52,561)   (    49,422)
Number of Units
  Outstanding             171,400        171,400        171,400         171,400        171,400

                                    Selected Financial Data

                                        II-G Partnership
                                        ----------------

                          1996           1995           1994           1993           1992
                      -------------  -------------  -------------  -------------  -------------
Oil and Gas Sales      $ 5,158,799    $ 4,348,087    $ 5,116,776    $ 5,581,221    $ 6,940,143
Net Income (Loss):
  Limited Partners       2,250,119   (    714,189)  (     87,682)       130,828        434,796
  General Partner          165,845         94,880        113,680        153,901        161,329
  Total                  2,415,964   (    619,309)        25,998        284,729        596,125
Limited Partners' Net
  Income (Loss)
    per Unit                  6.05   (       1.92)  (        .24)           .35           1.17
Limit Partners' Cash
  Distributions per
    Unit                      8.30           5.80           8.72           8.74          10.50
Total Assets            11,576,732     12,519,149     15,456,785     18,825,582     22,002,703
Partners' Capital
  (Deficit):
  Limited Partners      11,598,490     12,439,371     15,313,560     18,646,242     21,770,067
  General Partner     (    244,312)  (    197,620)  (    181,500)  (    122,180)  (    104,626)
Number of Units
  Outstanding              372,189        372,189        372,189        372,189        372,189

                                    Selected Financial Data

                                        II-H Partnership
                                        ----------------

                          1996           1995           1994           1993           1992
                      -------------  -------------  -------------  -------------  -------------
Oil and Gas Sales      $1,230,222      $1,042,735     $1,208,886     $1,367,514     $1,653,431
Net Income (Loss):
  Limited Partners        519,143     (   239,052)   (    47,630)        20,790         19,504
  General Partner          38,792          21,532         26,955         36,610         37,211
  Total                   557,935     (   217,520)   (    20,675)        57,400         56,715
Limited Partners' Net
  Income (Loss)
    per Unit                 5.66     (      2.61)   (       .52)           .23            .21
Limited Partners' Cash
  Distributions per
    Unit                     7.93            5.61           8.39           8.67           9.75
Total Assets            2,790,245       3,024,656      3,790,149      4,618,128      5,416,166
Partners' Capital
  (Deficit):
  Limited Partners      2,795,040       3,002,897      3,756,949      4,574,579      5,349,318
  General Partner     (    58,835)    (    47,635)   (    42,167)   (    29,122)   (    26,477)
Number of Units
  Outstanding              91,711          91,711         91,711         91,711         91,711

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Use of Forward-Looking Statements and Estimates

     This Annual Report contains certain forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "could," "may," and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Annual Report also includes certain information which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Partnerships.

     Use of forward-looking statements and estimates and assumptions involve risks and uncertainties which include, but are not limited to, the volatility of oil and gas prices, the uncertainty of reserve information, the operating risk associated with oil and gas properties (including the risk of personal injury, death, property damage, damage to the well or producing reservoir, environmental contamination, and other operating risks), the prospect of changing tax and regulatory laws, the availability and capacity of processing and transportation facilities, the general economic climate, the supply and price of foreign imports of oil and gas, the level of consumer product demand, and the price and availability of alternative fuels. Should one or more of these risks or uncertainties occur or should estimates or underlying assumptions prove incorrect, actual conditions or results may vary materially and adversely from those stated, anticipated, believed, estimated, or otherwise indicated.


     General Discussion

     The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Concerning past trends, average yearly wellhead gas prices in the United States have been relatively volatile for a number of years. For the past ten years, such prices have generally been in the $1.40 to $2.00 per Mcf range, significantly below prices received in the early 1980s. Average gas prices in the latter part of 1996 and January 1997, however, were somewhat higher than those yearly averages. It is not known whether this was a short-term trend or an indicator of potentially higher average gas prices on a longer-term basis.

     Substantially all of the Partnerships' gas reserves are being sold in the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas increased from approximately $2.00 per Mcf at December 31, 1995 to approximately $3.57 per Mcf at December 31, 1996. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

     Due to global consumption and supply trends over the last several months, oil prices have recently been higher than the yearly average prices of the late to mid-1980s and early 1990s. It is not known whether this trend will continue. Prices for the Partnerships' oil increased from approximately $18.50 per barrel at December 31, 1995 to approximately $23.75 per barrel at December 31, 1996.

     Future prices for both oil and gas will likely be different from (and may be lower than) the prices in effect on December 31, 1996. Primarily due to heating season demand, year-end prices in many past years have tended to be higher, and in some cases significantly higher, than the yearly average price actually received by the Partnerships for at least the following year. In particular, it should be noted that December 31, 1996 prices were much higher than year-end prices for the last several years and substantially higher than the average prices received in each of the last several years. It is not possible to predict whether the December 1996 pricing level is indicative of a new trend toward higher energy prices or a short-term deviation from the recent history of low to moderate prices; therefore, management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.


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

No such charge was recorded for any Partnership for the year ended December 31, 1996 under SFAS No. 121 or during the year ended December 31, 1994 pursuant to the Partnerships' prior impairment policy.

     Subsequent to December 31, 1996, the oil and gas industry has seen a drop in oil and gas prices. This drop is a function of the cyclical nature of oil and gas prices as discussed under the heading "Competition and Marketing" in Item 1 of this Annual Report. The Partnerships' reserves were determined at December 31, 1996 using oil and gas prices of approximately $23.75 per barrel and $3.57 per Mcf, respectively. As of the date of this Annual Report, oil and gas prices received by the Partnerships have decreased to approximately $19.00 per barrel and $1.60 per Mcf, respectively (the "Filing Date Prices"). If the Filing Date Prices, as opposed to December 31, 1996 prices, were used in calculating the standardized measure of discounted future net cash flows of the Partnerships' proved oil and gas reserves as of December 31, 1996, as contained in Note 4 to the Partnerships' financial statements included in Item 8 of this Annual Report, the value assigned to the Partnerships' oil and gas reserves would have been significantly lower. In addition, using the Filing Date Prices to determine the recoverability of the of oil and gas reserves would have required impairment provisions of the following approximate amounts at December 31, 1996:

               Partnership          Amount
               -----------         --------
                 II-A              $224,000
                 II-B               135,000
                 II-C                37,000
                 II-D               144,000
                 II-E               318,000
                 II-F               209,000
                 II-G               490,000
                 II-H               126,000

If the Filing Date Prices are in effect on March 31, 1997, the above impairment provisions will be reflected in the Partnerships' financial statements as of March 31, 1997. Impairment provisions do not impact the Partnerships cash flows from operating activities; however, they do impact the amount of General Partner and Limited Partner capital. The risk that the Partnerships will be required to record further impairment provisions in the future, beyond those noted above, increases when oil and gas prices are depressed. Accordingly, the II-A Partnership has six fields, the II-B Partnership has three fields, the II-C and II-H Partnerships have four fields, the II-D Partnership has five fields, the II-E Partnership has seven fields, the II-F Partnership has two fields, and the II-G Partnership has one field in which it is reasonably possible that additional impairment provisions will be recorded in the near term if oil and gas prices decrease below the Filing Date Prices.

                           II-A Partnership
                           ----------------

                 Year Ended December 31, 1996 Compared
                    to Year Ended December 31, 1995
                 -------------------------------------

     Total oil and gas sales increased $1,161,319 (24.9%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. Of this increase, approximately $365,000 and $1,146,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by a decrease of approximately $290,000 related to a decrease in volumes of oil sold. Volumes of oil and gas sold decreased 17,190 barrels and 31,226 Mcf, respectively, for the year ended December 31, 1996 as compared to the year ended December 31, 1995. Average oil and gas prices increased to $20.40 per barrel and $2.15 per Mcf, respectively, for the year ended December 31, 1996 from $16.86 per barrel and $1.49 per Mcf, respectively, for the year ended December 31, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $94,776 (5.1%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This increase resulted primarily from an increase in production taxes associated with the increase in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses decreased to 33.3% for the year ended December 31, 1996 from 39.5% for the year ended December 31, 1995. This percentage decrease was primarily due to the increase in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995, partially offset by the dollar increase in production expenses discussed above.

     Depreciation, depletion, and amortization of oil and gas properties decreased $644,559 (35.0%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease resulted primarily from (i) an upward revision in the estimate of remaining gas reserves at December 31, 1996, (ii) the decrease in volumes of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995, and (iii) a reduction in the depletable base of oil and gas properties due to the impairment provision recorded in 1995 as discussed below. As a percentage of oil and gas sales, this expense decreased to 20.5% for the year ended December 31, 1996 from 39.4% for the year ended December 31, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     As set forth under "Results of Operations" above, the II-A Partnership recognized a non-cash charge against earnings of $994,919 for the year ended December 31, 1995. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the undiscounted future net revenues from such oil and gas properties, in accordance with the II-A Partnership's adoption of SFAS No. 121. No similar charge was necessary during the year ended December 31, 1996.

     General and administrative expenses decreased $34,887 (5.3%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease resulted primarily from a decrease in legal fees during the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 10.6% for the year ended December 31, 1996 from 14.0% for the year ended December 31, 1995. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.

     The Limited Partners in the II-A Partnership have received cash distributions through December 31, 1996 of $38,826,357 or 80.2% of Limited Partner capital contributions.

                 Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 -------------------------------------

     Total oil and gas sales decreased $1,700,394 (26.7%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Of this decrease, approximately $451,000 and $843,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $619,000 was related to a decrease in the average price of gas sold, partially offset by an increase of approximately $210,000 related to an increase in the average price of oil sold. Volumes of oil and gas sold decreased 29,861 barrels and 458,342 Mcf, respectively, for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Volumes of oil sold decreased primarily due to (i) adjustments made by a purchaser in 1994 related to oil sold in prior periods, (ii) repairs resulting in the shutting-in of certain wells during the year ended December 31, 1995, and (iii) normal declines in production on several wells during the year ended December 31, 1995. Volumes of gas sold decreased primarily due to (i) several wells being shut-in during the year ended December 31, 1995 and (ii) normal declines in production on several wells. Average oil prices increased to $16.86 per barrel for the year ended December 31, 1995 from $15.12 per barrel for the year ended December 31, 1994. Average gas prices decreased to $1.49 per Mcf for the year ended December 31, 1995 from $1.84 per Mcf for the year ended December 31, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $537,103 (22.5%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily due to the decrease in volumes of oil and gas sold. As a percentage of oil and gas sales, these expenses increased slightly to 39.5% for the year ended December 31, 1995 from 37.4% for the year ended December 31, 1994. This percentage increase was primarily due to the decrease in the average price of gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $1,293,969 (41.3%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily a result of the decrease in volumes of oil and gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994 and upward revisions of previous reserve estimates at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 39.4% for the year ended December 31, 1995 from 49.2% for the year ended December 31, 1994. This percentage decrease was primarily due to the increase in the estimate of remaining reserves at December 31, 1995.

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

     General and administrative expenses increased $87,983 (15.5%) for the year ended December 31, 1995 as compared to the year ended
December 31, 1994. This dollar increase resulted primarily from an increase in legal fees associated with a gas contract arbitration matter the II-A Partnership is pursuing against Texaco. See "Item 3. Legal Proceedings." As a percentage of oil and gas sales, this expense increased to 14.0% for the year ended December 31, 1995 from 8.9% for the year ended December 31, 1994. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

                           II-B Partnership
                           ----------------

                 Year Ended December 31, 1996 Compared
                    to Year Ended December 31, 1995
                 -------------------------------------

     Total oil and gas sales increased $974,733 (30.4%) for the year ended December 31, 1996 as compared to the year ended December 31,
1995. Of this increase, approximately $320,000 and $744,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by a decrease of approximately $114,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 6,870 barrels, while volumes of gas sold increased 14,479 Mcf for the year ended December 31, 1996 as compared to the year ended December 31, 1995. Average oil and gas prices increased to $20.92 per barrel and $2.15 per Mcf, respectively, for the year ended December 31, 1996 from $16.62 per barrel and $1.54 per Mcf, respectively, for the year ended December 31, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $360,065 (23.6%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease resulted primarily from (i) workover expenses incurred on two wells during the year ended December 31, 1995 in order to improve the recovery of reserves, (ii) the sale of one well during the year ended December 31, 1995, and (iii) a decrease in general repair and maintenance expenses incurred on several wells during the year ended December 31, 1996 as compared to the year ended December 31, 1995, partially offset by an increase in production taxes due to higher oil and gas sales in 1996. As a percentage of oil and gas sales, these expenses decreased to 27.9% for the year ended December 31, 1996 from 47.6% for the year ended December 31, 1995. This percentage decrease was primarily due to the dollar decrease in production expenses discussed above and the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $374,555 (26.1%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease resulted primarily from (i) an upward revision in the estimate of remaining gas reserves at December 31, 1996 and (ii) a reduction in the depletable base of oil and gas properties due to the impairment provision recorded in 1995 as discussed below. As a percentage of oil and gas sales, this expense decreased to 25.4% for the year ended December 31, 1996 from 44.8% for the year ended December 31, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     As set forth under "Results of Operations" above, the II-B Partnership recognized a non-cash charge against earnings of $450,601 for the year ended December 31, 1995. This impairment provision was necessary due to unamortized costs of oil and gas properties exceeding the undiscounted future net revenues from such oil and gas properties, in accordance with the II-B Partnership's adoption of SFAS No. 121. No similar charge was necessary during the year ended December 31, 1996.

     General and administrative expenses decreased $77,761 (13.5%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease resulted primarily from a decrease in legal fees during the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 11.9% for the year ended December 31, 1996 from 17.9% for the year ended December 31, 1995. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.

     The Limited Partners in the II-B Partnership have received cash distributions through December 31, 1996 of $27,633,916 or 76.4% of Limited Partner capital contributions.

                 Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 -------------------------------------

     Total oil and gas sales decreased $1,498,835 (31.9%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Of this decrease, approximately $451,000 and $814,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $350,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 29,795 barrels and 444,573 Mcf, respectively, for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Volumes of oil sold decreased primarily due to (i) repairs resulting in the shutting-in of certain wells, (ii) the abandonment of one significant well, and
(iii) normal declines in production on several wells during the year ended December 31, 1995. Volumes of gas sold decreased primarily due to (i) several wells being shut-in and (ii) normal declines in production on several wells during the year ended December 31, 1995. Average oil prices increased to $16.62 per barrel for the year ended December 31, 1995 from $15.15 per barrel for the year ended December 31, 1994. Average gas prices decreased to $1.54 per Mcf for the year ended December 31, 1995 from $1.83 per Mcf for the year ended December 31, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $490,194 (24.3%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily due to the decrease in volumes of oil and gas sold for the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses increased to 47.6% for the year ended December 31, 1995 from 42.8% for the year ended December 31, 1994. This percentage increase was primarily due to the decrease in the average price of gas sold for the year ended December 31, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $1,350,803 (48.5%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily a result of the decrease in volumes of oil and gas sold during the year ended December 31, 1995 and upward revisions of previous reserve estimates at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 44.8% for the year ended December 31, 1995 from 59.3% for the year ended December 31, 1994. This percentage decrease was primarily due to the increase in the estimate of remaining reserves at December 31, 1995.

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

     General and administrative expenses increased $150,179 (35.4%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This dollar increase resulted primarily from an increase in legal fees associated with a gas contract arbitration matter the II-B Partnership is pursuing against Texaco. See "Item 3. Legal Proceedings." As a percentage of oil and gas sales, this expense increased to 17.9% for the year ended December 31, 1995 from 9.0% for the year ended December 31, 1994. This percentage increase was primarily due to the decrease in oil and gas sales during the year ended December 31, 1995.

                           II-C Partnership
                           ----------------

                 Year Ended December 31, 1996 Compared
                    to Year Ended December 31, 1995
                 -------------------------------------

     Total oil and gas sales increased $406,003 (26.7%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. Of this increase, approximately $106,000 and $398,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by a decrease of approximately $76,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 1,290 barrels and 51,933 Mcf, respectively, for the year ended December 31, 1996 as compared to the year ended December 31, 1995. Average oil and gas prices increased to $21.14 per barrel and $2.04 per Mcf, respectively, for the year ended December 31, 1996 from $16.92 per barrel and $1.46 per Mcf, respectively, for the year ended December 31, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $95,721 (13.7%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease resulted primarily from (i) workover expenses incurred on two wells during the year ended December 31, 1995 in order to improve the recovery of reserves and (ii) a decrease in general repair and maintenance expenses incurred on several wells during the year ended December 31, 1996 as compared to the year ended December 31, 1995, partially offset by an increase in production taxes associated with higher oil and gas sales in 1996. As a percentage of oil and gas sales, these expenses decreased to 31.3% for the year ended December 31, 1996 from 46.0% for the year ended December 31, 1995. This percentage decrease was primarily due to the dollar decrease in production expenses discussed above and the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $266,527 (40.1%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease resulted primarily from (i) an upward revision in the estimate of remaining gas reserves at December 31, 1996, (ii) the decrease in volumes of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995, and (iii) a reduction in the depletable base of oil and gas properties due to the impairment provision recorded in 1995 as discussed below. As a percentage of oil and gas sales, this expense decreased to 20.7% for the year ended December 31, 1996 from 43.7% for the year ended December 31, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     As set forth under "Results of Operations" above, the II-C Partnership recognized a non-cash charge against earnings of $245,324 for the year ended December 31, 1995. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the undiscounted future net revenues from such oil and gas properties, in accordance with the II-C Partnership's adoption of SFAS No. 121. No similar charge was necessary during the year ended December 31, 1996.

     General and administrative expenses decreased $34,462 (13.8%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease resulted primarily from a decrease in legal fees during the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 11.1% for the year ended December 31, 1996 from 16.4% for the year ended December 31, 1995. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.

     The Limited Partners in the II-C Partnership have received cash distributions through December 31, 1996 of $11,922,686 or 77.1% of Limited Partner capital contributions.

                 Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 -------------------------------------

     Total oil and gas sales decreased $769,229 (33.6%) for the year ended December 31, 1995 as compared to the year ended December 31,
1994. Of this decrease, approximately $121,000 and $429,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $251,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 7,691 barrels and 238,375 Mcf, respectively, for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Volumes of oil sold decreased primarily due to (i) repairs resulting in the shutting-in of certain wells, (ii) the sale of several significant wells, and
(iii) normal declines in production on several wells during the year ended December 31, 1995. Volumes of gas sold decreased primarily due to (i) several wells being shut-in during the year ended December 31, 1995 and (ii) normal declines in production on several wells during the year ended December 31, 1995. Average oil prices increased to $16.92 per barrel for the year ended December 31, 1995 from $15.67 per barrel for the year ended December 31, 1994. Average gas prices decreased to $1.46 per Mcf for the year ended December 31, 1995 from $1.80 per Mcf for the year ended December 31, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $121,209 (14.8%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily due to the decrease in volumes of oil and gas sold during the year ended December 31, 1995, partially offset by an increase in expenses related to workovers, production facilities, and salt water disposal incurred during the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses increased to 46.0% for the year ended December 31, 1995 from 35.8% for the year ended December 31, 1994. This percentage increase was primarily due to the decrease in the average price of gas sold during the year ended December 31, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $630,923 (48.7%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily a result of the decrease in volumes of oil and gas sold during the year ended December 31, 1995 and upward revisions of previous reserve estimates at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 43.7% for the year ended December 31, 1995 from 56.6% for the year ended December 31, 1994. This percentage decrease was primarily due to the increase in the estimate of remaining reserves at December 31, 1995, partially offset by the decrease in the average price of gas sold during the year ended December 31, 1995.

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

     General and administrative expenses increased $65,190 (35.5%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This dollar increase resulted primarily from an increase in legal fees associated with a gas contract arbitration matter the II-C Partnership is pursuing against Texaco. See "Item 3. Legal Proceedings." As a percentage of oil and gas sales, this expense increased to 16.4% for the year ended December 31, 1995 from 8.0% for the year ended December 31, 1994. This percentage increase was primarily due to the dollar increase in general and administrative expenses and the decrease in oil and gas sales, both of which occurred during the year ended December 31, 1995.

                           II-D Partnership
                           ----------------

                 Year Ended December 31, 1996 Compared
                    to Year Ended December 31, 1995
                 -------------------------------------

     Total oil and gas sales increased $427,586 (11.0%) for the year ended December 31, 1996 as compared to the year ended December 31,
1995. Of this increase, approximately $242,000 and $901,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by decreases of approximately $367,000 and $344,000, respectively, related to decreases in volumes of oil and gas sold and a $35,000 adjustment due to a net profits interest settlement. Volumes of oil and gas sold decreased 22,396 barrels and 268,658 Mcf, respectively, for the year ended December 31, 1996 as compared to the year ended December 31, 1995. The decrease in volumes of oil sold resulted primarily from (i) the sale of four significant oil producing wells during the year ended December 31, 1996, (ii) the shutting-in of one well during the year ended December 31, 1996 in order to perform a workover to improve the recovery of reserves, and
(iii) normal declines in production due to diminished oil reserves on two wells during the year ended December 31, 1996 as compared to the year ended December 31, 1995. Average oil and gas prices increased to $20.03 per barrel and $1.83 per Mcf, respectively, for the year ended December 31, 1996 from $16.39 per barrel and $1.28 per Mcf, respectively, for the year ended December 31, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $335,345 (15.7%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease resulted primarily from decreases in volumes of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 41.6% for the year ended December 31, 1996 from 54.8% for the year ended December 31, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $747,734 (48.3%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease resulted primarily from (i) an upward revision in the estimate of remaining gas reserves at December 31, 1996, (ii) the decrease in volumes of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995, and (iii) a reduction in the depletable base of oil and gas properties due to the impairment provision recorded in 1995 as discussed below. As a percentage of oil and gas sales, this expense decreased to 18.5% for the year ended December 31, 1996 from 39.7% for the year ended December 31, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     As set forth under "Results of Operations" above, the II-D Partnership recognized a non-cash charge against earnings of $370,172 for the year ended December 31, 1995. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the undiscounted future net revenues from such oil and gas properties, in accordance with the II-D Partnership's adoption of SFAS No. 121. No similar charge was necessary during the year ended December 31, 1996.

     General and administrative expenses decreased $89,014 (16.4%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease resulted primarily from a decrease in legal fees during the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 10.5% for the year ended December 31, 1996 from 13.9% for the year ended December 31, 1995. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.

     The Limited Partners in the II-D Partnership have received cash distributions through December 31, 1996 of $22,737,903 or 72.2% of Limited Partner capital contributions.

                 Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 -------------------------------------

     Total oil and gas sales decreased $947,644 (19.5%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Of this decrease, approximately $161,000 was related to a decrease in volumes of gas sold and approximately $839,000 was related to a decrease in the average price of gas sold, partially offset by an increase of approximately $112,000 related to an increase in the average price of oil sold. Volumes of oil and gas sold decreased 4,697 barrels and 93,713 Mcf, respectively, for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Average oil prices increased to $16.39 per barrel for the year ended December 31, 1995 from $15.13 per barrel for the year ended December 31, 1994. Average gas prices decreased to $1.28 per Mcf for the year December 31, 1995 from $1.72 per Mcf for the year ended December 31, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $400,483 (23.1%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This increase was primarily due to lease operating expense adjustments recognized during the year ended December 31, 1994 associated with changes in estimates by third party operators of gas balancing positions on certain wells, partially offset by the decrease in volumes of oil and gas sold during the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses increased to 54.8% for the year ended December 31, 1995 from 35.8% for the year ended December 31, 1994. This percentage increase was primarily a result of the dollar increase in oil and gas production expenses, partially offset by the decrease in the average price of gas sold during the year ended December 31, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $1,264,015 (44.9%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily a result of the decrease in volumes of oil and gas sold and upward revisions of previous reserve estimates at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 39.7% for the year ended December 31, 1995 from 58.0% for the year ended December 31, 1994. This percentage decrease was primarily due to the increase in the estimate of remaining reserves at December 31, 1995, partially offset by the decrease in the average price of gas sold during the year ended December 31, 1995.

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

     General and administrative expenses increased $144,656 (36.3%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This dollar increase resulted primarily from an increase in legal fees associated with a gas contract arbitration matter the II-D Partnership is pursuing against Texaco. See "Item 3. Legal Proceedings." As a percentage of oil and gas sales, this expense increased to 13.9% for the year ended December 31, 1995 from 8.2% for the year ended December 31, 1994. This percentage increase was primarily due to the dollar increase in general and administrative expenses and the decrease in oil and gas sales, both of which occurred during the year ended December 31, 1995.


                           II-E Partnership
                           ----------------

                 Year Ended December 31, 1996 Compared
                    to Year Ended December 31, 1995
                 -------------------------------------

     Total oil and gas sales increased $395,908 (17.2%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. Of this increase, approximately $192,000 and $465,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by decreases of approximately $166,000 and $100,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 9,876 barrels and 76,005 Mcf, respectively, for the year ended December 31, 1996 as compared to the year ended December 31, 1995. The decrease in volumes of oil sold resulted primarily from (i) the sale of one significant oil producing well during the year ended December 31, 1996 and (ii) normal declines in production due to diminished oil reserves on several wells during the year ended December 31, 1996 as compared to the year ended December 31, 1995. Average oil and gas prices increased to $20.37 per barrel and $1.85 per Mcf, respectively, for the year ended December 31, 1996 from $16.81 per barrel and $1.31 per Mcf, respectively, for the year ended December 31, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $235,430 (20.5%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease resulted primarily from (i) a decrease in production expenses due to the sale of one well during the year ended December 31, 1996, (ii) abandonment expenses incurred on one well during the year ended December 31, 1995, (iii) workover expenses incurred on two wells during the year ended December 31, 1995 in order to improve the recovery of reserves, and (iv) a decrease in general repair and maintenance expenses incurred on several wells during the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 33.9% for the year ended December 31, 1996 from 50.0% for the year ended December 31, 1995. This percentage decrease was primarily due to the dollar decrease in production expenses discussed above and the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $629,892 (46.4%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease resulted primarily from (i) an upward revision in the estimate of remaining gas reserves at December 31, 1996, (ii) the decrease in volumes of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995, and (iii) a reduction in the depletable base of oil and gas properties due to the impairment provision recorded in 1995 as discussed below. As a percentage of oil and gas sales, this expense decreased to 29.3% for the year ended December 31, 1996 from 59.1% for the year ended December 31, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     As set forth under "Results of Operations" above, the II-E Partnership recognized a non-cash charge against earnings of $465,045 for the year ended December 31, 1995. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the undiscounted future net revenues from such oil and gas properties, in accordance with the II-E Partnership's adoption of SFAS No. 121. No similar charge was necessary during the year ended December 31, 1996.

     General and administrative expenses decreased $199,100 (32.3%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease resulted primarily from a decrease in legal fees during the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 15.5% for the year ended December 31, 1996 from 26.8% for the year ended December 31, 1995. This percentage decrease was primarily due to the dollar decrease in general and administrative expenses and the increase in oil and gas sales discussed above.

     The Limited Partners in the II-E Partnership have received cash distributions through December 31, 1996 of $13,425,574 or 58.7% of Limited Partner capital contributions.


                 Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 -------------------------------------

     Total oil and gas sales decreased $183,297 (7.4%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Of this decrease, approximately $46,000 and $366,000, respectively, were related to a decrease in volumes of oil sold and a decrease in the average price of gas sold, partially offset by increases of approximately $143,000 and $87,000, respectively, related to an increase in volumes of gas sold and an increase in the average price of oil sold. Volumes of oil sold decreased 2,976 barrels and volumes of gas sold increased 84,152 Mcf for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Average oil prices increased to $16.81 per barrel for the year ended December 31, 1995 from $15.45 per barrel for the year ended December 31, 1994. Average gas prices decreased to $1.31 per Mcf for the year ended December 31, 1995 from $1.70 per Mcf for the year ended December 31, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $204,609 (21.7%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This increase was primarily due to (i) a lease operating expense adjustment recognized during the year ended December 31, 1994 associated with changes in estimates by the third party operator of gas balancing positions on certain wells, (ii) an increase in volumes of gas sold during the year ended December 31, 1995, (iii) abandonment expenses incurred on one well during the year ended December 31, 1995, and (iv) workover expenses incurred on two wells during the year ended December 31, 1995 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 50.0% for the year ended December 31, 1995 from 38.0% for the year ended December 31, 1994. This percentage increase was primarily a result of the decrease in the average price of gas sold during the year ended December 31, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $717,013 (34.5%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily a result of the decrease in volumes of oil sold and upward revisions of previous reserve estimates at December 31, 1995, partially offset by the increase in volumes of gas sold during the same period. As a percentage of oil and gas sales, this expense decreased to 59.1% for the year ended December 31, 1995 from 83.7% for the year ended December 31, 1994. This percentage decrease was primarily due to the increase in the estimate of remaining reserves discussed above.

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

     General and administrative expenses increased $344,472 (126.7%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This dollar increase resulted primarily from an increase in legal fees associated with a gas contract arbitration matter the II-E Partnership is pursuing against Texaco. See "Item 3. Legal Proceedings." As a percentage of oil and gas sales, this expense increased to 26.8% for the year ended December 31, 1995 from 11.0% for the year ended December 31, 1994. This percentage increase was primarily due to the dollar increase in general and administrative expenses and the decrease in oil and gas sales discussed above.

                           II-F Partnership
                           ----------------

                 Year Ended December 31, 1996 Compared
                    to Year Ended December 31, 1995
                 -------------------------------------

     Total oil and gas sales increased $404,721 (20.0%) for the year ended December 31, 1996 as compared to the year ended December 31,
1995. Of this increase, approximately $177,000 and $457,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by decreases of approximately $119,000 and $114,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 7,378 barrels and 84,102 Mcf, respectively, for the year ended December 31, 1996 as compared to the year ended December 31, 1995. Average oil and gas prices increased to $19.83 per barrel and $1.96 per Mcf, respectively, for the year ended December 31, 1996 from $16.10 per barrel and $1.36 per Mcf, respectively, for the year ended December 31, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $17,675 (2.7%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease resulted primarily from decreases in volumes of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995, partially offset by an increase in production taxes associated with the increase in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses decreased to 26.5% for the year ended December 31, 1996 from 32.6% for the year ended December 31, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $505,018 (48.7%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease resulted primarily from (i) an upward revision in the estimate of remaining gas reserves at December 31, 1996, (ii) the decrease in volumes of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995, and (iii) a reduction in the depletable base of oil and gas properties due to the impairment provision recorded in 1995 as discussed below. As a percentage of oil and gas sales, this expense decreased to 21.8% for the year ended December 31, 1996 from 51.1% for the year ended December 31, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     As set forth under "Results of Operations" above, the II-F Partnership recognized a non-cash charge against earnings of $312,270 for the year ended December 31, 1995. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the undiscounted future net revenues from such oil and gas properties, in accordance with the II-F Partnership's adoption of SFAS No. 121. No similar charge was necessary during the year ended December 31, 1996.

     General and administrative expenses remained relatively constant for the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 8.5% for the year ended December 31, 1996 from 9.9% for the year ended December 31, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     The Limited Partners in the II-F Partnership have received cash distributions through December 31, 1996 of $13,042,051 or 76.1% of Limited Partner capital contributions.


                 Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 -------------------------------------

     Total oil and gas sales decreased $287,972 (12.4%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Of this decrease, approximately $133,000 was related to a decrease in volumes of oil sold and approximately $237,000 was related to a decrease in the average price of gas sold, partially offset by an increase of approximately $68,000 related to an increase in the average price of oil sold. Volumes of oil sold decreased 8,950 barrels and volumes of gas sold increased 12,176 Mcf for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Average oil prices increased to $16.10 per barrel for the year ended December 31, 1995 from $14.85 per barrel for the year ended December 31, 1994. Average gas prices decreased to $1.36 per Mcf for the year ended December 31, 1995 from $1.64 per Mcf for the year ended December 31, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $115,977 (14.9%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily due to the decrease in volumes of oil sold coupled with a decrease in expenses related to workovers, repairs, and power and fuel during the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses remained relatively constant at 32.6% for the year ended December 31, 1995 as compared to 33.6% for the year ended December 31, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $233,854 (18.4%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily a result of the decrease in volumes of oil sold during the year ended December 31, 1995 and upward revisions of previous reserve estimates at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 51.1% for the year ended December 31, 1995 from 54.8% for the year ended December 31, 1994. This percentage decrease was primarily due to the increase in the estimate of remaining reserves discussed above, partially offset by the decrease in the average price of gas sold during the year ended December 31, 1995.

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

                           II-G Partnership
                           ----------------

                 Year Ended December 31, 1996 Compared
                    to Year Ended December 31, 1995
                 -------------------------------------

     Total oil and gas sales increased $810,712 (18.6%) for the year ended December 31, 1996 as compared to the year ended December 31,
1995. Of this increase, approximately $370,000 and $976,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by decreases of approximately $252,000 and $281,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 15,613 barrels and 206,385 Mcf, respectively, for the year ended December 31, 1996 as compared to the year ended December 31, 1995. Average oil and gas prices increased to $19.83 per barrel and $1.96 per Mcf, respectively, for the year ended December 31, 1996 from $16.11 per barrel and $1.36 per Mcf, respectively, for the year ended December 31, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $69,103 (4.7%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease resulted primarily from decreases in volumes of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995, partially offset by an increase in production taxes associated with the increase in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses decreased to 26.9% for the year ended December 31, 1996 from 33.5% for the year ended December 31, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $1,143,679 (49.6%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease resulted primarily from (i) an upward revision in the estimate of remaining gas reserves at December 31, 1996, (ii) the decrease in volumes of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995, and (iii) a reduction in the depletable base of oil and gas properties due to the impairment provision recorded in 1995 as discussed below. As a percentage of oil and gas sales, this expense decreased to 22.5% for the year ended December 31, 1996 from 53.1% for the year ended December 31, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     As set forth under "Results of Operations" above, the II-G Partnership recognized a non-cash charge against earnings of $839,228 for the year ended December 31, 1995. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the undiscounted future net revenues from such oil and gas properties, in accordance with the II-G Partnership's adoption of SFAS No. 121. No similar charge was necessary during the year ended December 31, 1996.

     General and administrative expenses remained relatively constant for the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses remained relatively constant at 8.7% for the year ended December 31, 1996 as compared to 10.1% for the year ended December 31, 1995.

     The Limited Partners in the II-G Partnership have received cash distributions through December 31, 1996 of $26,638,371 or 71.6% of Limited Partner capital contributions.

                 Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 -------------------------------------

     Total oil and gas sales decreased $768,689 (15.0%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Of this decrease, approximately $280,000 and $145,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $495,000 was related to a decrease in the average price of gas sold, partially offset by an increase of approximately $144,000 related to an increase in the average price of oil sold. Volumes of oil and gas sold decreased 18,828 barrels and 88,781 Mcf, respectively, for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Average oil prices increased to $16.11 per barrel for the year ended December 31, 1995 from $14.86 per barrel for the year ended December 31, 1994. Average gas prices decreased to $1.36 per Mcf for the year ended December 31, 1995 from $1.63 per Mcf for the year ended December 31, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $372,201 (20.4%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily due to the decrease in volumes of oil and gas sold coupled with a decrease in expenses related to workovers and production facilities during the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 33.5% for the year ended December 31, 1995 from 35.7% for the year ended December 31, 1994. This percentage decrease was primarily due to the decrease in workover expenses during the year ended December 31, 1995 as compared to the year ended December 31, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $502,587 (17.9%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily a result of the decrease in volumes of oil and gas sold during the year ended December 31, 1995 and upward revisions of previous reserve estimates at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 53.1% for the year ended December 31, 1995 from 54.9% for the year ended December 31, 1994. This percentage decrease was primarily due to the upward revision in reserve estimates discussed above, partially offset by the decrease in the average price of gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994.

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

                           II-H Partnership
                           ----------------

                 Year Ended December 31, 1996 Compared
                    to Year Ended December 31, 1995
                 -------------------------------------

     Total oil and gas sales increased $187,487 (18.0%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. Of this increase, approximately $86,000 and $234,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by decreases of approximately $60,000 and $71,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 3,698 barrels and 52,708 Mcf, respectively, for the year ended December 31, 1996 as compared to the year ended December 31, 1995. Average oil and gas prices increased to $19.85 per barrel and $1.94 per Mcf, respectively, for the year ended December 31, 1996 from $16.12 per barrel and $1.35 per Mcf, respectively, for the year ended December 31, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $19,594 (5.5%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease resulted primarily from the decreases in volumes of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995, partially offset by an increase in production taxes associated with the increase in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses decreased to 27.6% for the year ended December 31, 1996 from 34.4% for the year ended December 31, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $269,588 (49.0%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease resulted primarily from (i) an upward revision in the estimate of remaining gas reserves at December 31, 1996, (ii) the decrease in volumes of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995, and (iii) a reduction in the depletable base of oil and gas properties due to the impairment provision recorded in 1995 as discussed below. As a percentage of oil and gas sales, this expense decreased to 22.8% for the year ended December 31, 1996 from 52.8% for the year ended December 31, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     As set forth under "Results of Operations" above, the II-H Partnership recognized a non-cash charge against earnings of $259,808 for the year ended December 31, 1995. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the undiscounted future net revenues from such oil and gas properties, in accordance with the II-H Partnership's adoption of SFAS No. 121. No similar charge was necessary during the year ended December 31, 1996.

     General and administrative expenses remained relatively constant for the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 9.0% for the year ended December 31, 1996 from 10.3% for the year ended December 31, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     The Limited Partners in the II-H Partnership have received cash distributions through December 31, 1996 of $6,163,364 or 67.2% of Limited Partner capital contributions.

                 Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 -------------------------------------

     Total oil and gas sales decreased $166,151 (13.7%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Of this decrease, approximately $65,000 was related to a decrease in volumes of oil sold and approximately $130,000 was related to a decrease in the average price of gas sold, partially offset by an increase of approximately $34,000 related to an increase in the average price of oil sold. Volumes of oil and gas sold decreased 4,371 barrels and 2,807 Mcf, respectively, for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Average oil prices increased to $16.12 per barrel for the year ended December 31, 1995 from $14.86 per barrel for the year ended December 31, 1994. Average gas prices decreased to $1.35 per Mcf for the year ended December 31, 1995 from $1.64 per Mcf for the year ended December 31, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $68,709 (16.1%) for the year ended December 31, 1995 as compared to the year ended December 31,
1994. This decrease was primarily due to the decrease in volumes of oil and gas sold and a decrease in expenses related to workovers during the year ended December 31, 1995 as compared to the year ended December 31, 1994. As a percentage of oil and gas sales, these expenses remained relatively constant at 34.4% for the year ended December 31, 1995 compared to 35.4% for the year ended December 31, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $149,340 (21.3%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily a result of the decrease in volumes of oil and gas sold during the year ended December 31, 1995 and upward revisions of previous reserve estimates at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 52.8% for the year ended December 31, 1995 from 57.9% for the year ended December 31, 1994. This percentage decrease was primarily due to the increase in the estimate of remaining reserves discussed above, partially offset by the decrease in the average price of gas sold during the year ended December 31, 1995.

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

     General and administrative expenses decreased $3,398 (3.1%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This dollar decrease resulted primarily from a decrease in professional and filing fees. As a percentage of oil and gas sales, these expenses increased to 10.3% for the year ended December 31, 1995 from 9.2% for the year ended December 31, 1994. This percentage increase resulted primarily from the decrease in oil and gas sales during the year ended December 31, 1995 as compared to the year ended December 31, 1994.


     Average Sales Prices, Production  Volumes, and Average Production
     Costs

     The following is a comparison of the annual average oil and gas sales prices, production volumes, and average production costs (lease operating expenses and production taxes) per equivalent unit (one barrel of oil or six Mcf of gas) for the years ended December 31, 1996, 1995, and 1994. These factors comprise the change in net oil and gas operations discussed in the "Results of Operations" section above.

                         1996 Compared to 1995
                         ---------------------

                         Average Sales Prices
   ------------------------------------------------------------
   P/ship          1996                1995           % Change
   ------    ----------------    ----------------    ----------
               Oil      Gas        Oil      Gas
             ($/Bbl)  ($/Mcf)    ($/Bbl)  ($/Mcf)    Oil    Gas
             -------  -------    -------  -------    ---   ----
    II-A     $20.40   $2.15       $16.86   $1.49     21%   44%
    II-B      20.92    2.15        16.62    1.54     26%   40%
    II-C      21.14    2.04        16.92    1.46     25%   40%
    II-D      20.03    1.83        16.39    1.28     22%   43%
    II-E      20.37    1.85        16.81    1.31     21%   41%
    II-F      19.83    1.96        16.10    1.36     23%   44%
    II-G      19.83    1.96        16.11    1.36     23%   44%
    II-H      19.85    1.94        16.12    1.35     23%   44%


                          Production Volumes
------------------------------------------------------------------
P/ship         1996                 1995            % Change
------  ------------------   ------------------   ----------------
          Oil       Gas        Oil       Gas        Oil     Gas
        (Bbls)     (Mcf)     (Bbls)     (Mcf)     (Bbls)   (Mcf)
        -------  ---------   ------   ---------   ------   -----
 II-A   103,230  1,737,090   120,420  1,768,316    (14%)   ( 2%)
 II-B    74,434  1,219,775    81,304  1,205,296    ( 8%)     1%
 II-C    25,093    685,344    26,383    737,277    ( 5%)   ( 7%)
 II-D    66,517  1,637,645    88,913  1,906,303    (25%)   (14%)
 II-E    53,804    861,464    63,680    937,469    (16%)   ( 8%)
 II-F    47,395    761,702    54,773    845,804    (13%)   (10%)
 II-G    99,593  1,626,530   115,206  1,832,915    (14%)   (11%)
 II-H    23,172    397,146    26,870    449,854    (14%)   (12%)


                       Average Production Costs
                     per Equivalent Barrel of Oil
                 --------------------------------
                 P/ship     1996   1995  % Change
                 ------    -----  -----  --------
                  II-A     $4.94  $4.45    11%
                  II-B      4.19   5.40   (22%)
                  II-C      4.33   4.68   ( 7%)
                  II-D      5.31   5.25     1%
                  II-E      4.63   5.22   (11%)
                  II-F      3.69   3.38     9%
                  II-G      3.74   3.46     8%
                  II-H      3.80   3.52     8%

                         1995 Compared to 1994
                         ---------------------

                         Average Sales Prices
   ------------------------------------------------------------
   P/ship          1995                1994           % Change
   ------    ----------------    ----------------    ----------
               Oil      Gas        Oil      Gas
             ($/Bbl)  ($/Mcf)    ($/Bbl)  ($/Mcf)    Oil   Gas
             -------  -------    -------  -------    ---  -----
    II-A      $16.86   $1.49      $15.12   $1.84     12%  (19%)
    II-B       16.62    1.54       15.15    1.83     10%  (16%)
    II-C       16.92    1.46       15.67    1.80      8%  (19%)
    II-D       16.39    1.28       15.13    1.72      8%  (26%)
    II-E       16.81    1.31       15.45    1.70      9%  (23%)
    II-F       16.10    1.36       14.85    1.64      8%  (17%)
    II-G       16.11    1.36       14.86    1.63      8%  (17%)
    II-H       16.12    1.35       14.86    1.64      8%  (18%)


                          Production Volumes
----------------------------------------------------------------
P/ship          1995                 1994            % Change
------   ------------------   ------------------   -------------
           Oil       Gas        Oil       Gas        Oil    Gas
         (Bbls)     (Mcf)     (Bbls)     (Mcf)     (Bbls)  (Mcf)
         -------  ---------   ------   ---------   ------  -----
 II-A    120,420  1,768,316   150,281  2,226,658   (20%)   (21%)
 II-B     81,304  1,205,296   111,099  1,649,869   (27%)   (27%)
 II-C     26,383    737,277    34,074    975,652   (23%)   (24%)
 II-D     88,913  1,906,303    93,610  2,000,016   ( 5%)   ( 5%)
 II-E     63,680    937,469    66,656    853,317   ( 4%)    10%
 II-F     54,773    845,804    63,723    833,628   (14%)     1%
 II-G    115,206  1,832,915   134,034  1,921,696   (14%)   ( 5%)
 II-H     26,870    449,854    31,241    452,661   (14%)   ( 1%)


                       Average Production Costs
                     per Equivalent Barrel of Oil
                 --------------------------------
                 P/ship     1995   1994  % Change
                 ------    -----  -----  --------
                  II-A     $4.45  $4.57  ( 2.6%)
                  II-B      5.40   5.22    3.4%
                  II-C      4.68   4.17   12.2%
                  II-D      5.25   4.07   29.0%
                  II-E      5.22   4.52   15.5%
                  II-F      3.38   3.84  (12.0%)
                  II-G      3.46   4.02  (13.9%)
                  II-H      3.52   4.01  (12.2%)

     Liquidity and Capital Resources

     Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item
5. Market for Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of reserves, thereby resulting in a positive economic impact. Assuming production levels for the year ended December 31, 1996, the Partnerships proved reserve quantities at December 31, 1996 would have the following lives:

              Partnership    Gas-Years    Oil-Years
              -----------    ---------    ---------

                 II-A          5.3           6.7
                 II-B          4.6           6.8
                 II-C          6.2           8.1
                 II-D          6.7           7.4
                 II-E          6.6           5.6
                 II-F          6.1           7.7
                 II-G          6.2           7.7
                 II-H          6.3           7.7


     The Partnerships' available capital from the Limited Partners' subscriptions has been spent on oil and gas properties and there should be no further material capital resource commitments in the future. The Partnerships have no debt commitments. Cash for operational purposes will be provided by current oil and gas production.

     The Samson Companies are currently in the process of evaluating certain oil and gas properties owned by the Partnerships and other entities of the Samson Companies. As a result of such evaluation, it is expected that certain of these properties will be placed in bid packages and offered for sale during the first half of 1997. It is likely that the Partnerships will have an interest in some of the properties being sold. It is currently estimated that the value of such sales, as a percentage of total proved reserves of any Partnership, will range from 1% to 20%.

     The decision to accept any offer for the purchase of a property owned by one or more Partnerships will be made by the General Partner after giving due consideration to the offer price and the General Partner's estimate of both the property's remaining proved reserves and future operating costs. Net proceeds from the sale of any such properties will be distributed to the Partnerships and will be included in the calculation of the Partnerships' cash distributions for the quarter immediately following the Partnerships' receipt of the proceeds.

     Following completion of any sale, the Partnerships' quantity of proved reserves will be reduced. It is also possible that the Partnerships' repurchase values and future cash distributions could decline as a result of a reduction of the Partnerships' reserve base. On the other hand, the General Partner believes there will be beneficial operating efficiencies related to the Partnerships' remaining properties. This is primarily due to the fact that the properties being considered for sale are more likely to bear a higher ratio of operating expenses as compared to reserves than the properties not being considered for sale. The net effect of such property sales is difficult to predict as of the date of this Annual Report.

     There can be no assurance as to the amount of the Partnerships' future cash distributions. The Partnerships' ability to make cash distributions depends primarily upon the level of available cash flow generated by the Partnerships' operating activities, which will be affected (either positively or negatively) by many factors beyond the control of the Partnerships, including the price of and demand for oil and gas and other market and economic conditions. Even if prices and costs remain stable, the amount of cash available for distributions will decline over time (as the volume of production from producing properties declines) since the Partnerships are not replacing production through acquisitions of producing properties and drilling. If the Partnerships sell any of their properties as discussed above, the Partnerships' quantity of proved reserves will be reduced; therefore, it is possible that the Partnerships' future cash distributions could decline as a result of a reduction of the Partnerships' reserve base.


     Inflation and Changing Prices

     Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Partnerships in 1996. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial  statements and  supplementary data are  indexed in
Item 14 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

     The Partnerships have no directors or executive officers. The following individuals are directors and executive officers of the General Partner. The business address of such director and executive officers is Two West Second Street, Tulsa, Oklahoma 74103.

           Name        Age   Position with General Partner
     ----------------  ---  --------------------------------

     Dennis R. Neill    44  President and Director

     Judy K. Fox        45  Secretary

The director will hold office until the next annual meeting of shareholders of Geodyne and until his successor has been duly elected and qualified. All executive officers serve at the discretion of the Board of Directors.

     Dennis R. Neill joined the Samson Companies in 1981, was named Senior Vice President and Director of Geodyne on March 3, 1993, and was named President of Geodyne on June 30, 1996. Prior to joining the Samson Companies, he was associated with a Tulsa law firm, Conner and Winters, where his principal practice was in the securities area. He received a Bachelor of Arts degree in political science from Oklahoma State University and a Juris Doctorate degree from the University of Texas. Mr. Neill also serves as Senior Vice President of Samson Investment Company; President and Director of Samson Properties Incorporated, Samson Hydrocarbons Company, Dyco Petroleum Corporation, Geodyne Depositary Company, Geodyne Institutional Depositary Company, Geodyne Nominee Corporation, Berry Gas Company, Circle L Drilling Company, and Compression, Inc.; and President and Chairman of the Board of Directors of Samson Securities Company.

     Judy K. Fox joined the Samson Companies in 1990 and was named Secretary of Geodyne on June 30, 1996. Prior to joining the Samson Companies, she served as Gas Contract Manager for Ely Energy Company. Ms. Fox is also Secretary of Berry Gas Company, Circle L Drilling Company, Compression, Inc., Dyco Petroleum Corporation, Geodyne Depositary Company, Geodyne Institutional Depositary Company, Geodyne Nominee Corporation, Samson Hydrocarbons Company, and Samson Properties Incorporated.

ITEM 11.  EXECUTIVE COMPENSATION

     The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. The amount of general and administrative expense allocated to the General Partner and its affiliates which was charged to each Partnership for the years ended December 31, 1996, 1995, and 1994 is set forth in the table below.


         Partnership      1996        1995        1994
         -----------    --------    --------    --------

            II-A        $509,772    $509,772    $509,772
            II-B         380,760     380,760     380,757
            II-C         162,756     162,756     162,759
            II-D         331,452     331,452     331,451
            II-E         240,864     240,864     240,864
            II-F         180,420     180,420     180,421
            II-G         391,776     391,776     391,778
            II-H          96,540      96,540      96,358


     None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates for the years ended December 31, 1996, 1995, and 1994:

                                     Salary Reimbursements

                                        II-A Partnership
                                        ----------------
                              Three Years Ended December 31, 1996

                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal             Salary     Bonus  sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)       ($)     ($)        ($)        SARs(#)     ($)       ($)
---------------   ----   -------   ------- -------   ----------   --------   -------   -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)     1994     -         -       -         -            -          -         -
                  1995     -         -       -         -            -          -         -
                  1996     -         -       -         -            -          -         -
Dennis R. Neill,
President(2)(3)   1996     -         -       -         -            -          -         -

All Executive
Officers,
Directors,
and Employees
as a group(4)     1994   $270,179    -       -         -            -          -         -
                  1995   $278,336    -       -         -            -          -         -
                  1996   $298,217    -       -         -            -          -         -
----------
(1)  Mr. Tholen served as President and Chief Executive Officer of Geodyne until July 1, 1996.
(2)  The  general and administrative expenses paid by  the II-A Partnership and attributable to salary reimbursements do not include any  salary or other compensation attributable to Mr.
     Tholen or Mr. Neill.
(3)  Mr. Neill became President of Geodyne on July 1, 1996.
(4)  No officer or director of Geodyne or its affiliates provides full-time services to the II-
     A Partnership and no individual's salary or other compensation reimbursement from the II-A
     Partnership equals or exceeds $100,000 per annum.

                                     Salary Reimbursements

                                        II-B Partnership
                                        ----------------
                              Three Years Ended December 31, 1996

                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal             Salary     Bonus  sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)       ($)     ($)        ($)        SARs(#)     ($)       ($)
---------------   ----   -------   ------- -------   ----------   --------   -------   -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)     1994     -         -       -         -            -          -         -
                  1995     -         -       -         -            -          -         -
                  1996     -         -       -         -            -          -         -
Dennis R. Neill,
President(2)(3)   1996     -         -       -         -            -          -         -

All Executive
Officers,
Directors,
and Employees
as a group(4)     1994   $201,801    -       -         -            -          -         -
                  1995   $207,895    -       -         -            -          -         -
                  1996   $222,745    -       -         -            -          -         -
----------
(1)  Mr. Tholen served as President and Chief Executive Officer of Geodyne until July 1, 1996.
(2)  The  general and administrative expenses paid by  the II-B Partnership and attributable to salary reimbursements do not include any  salary or other compensation attributable to Mr.
     Tholen or Mr. Neill.
(3)  Mr. Neill became President of Geodyne on July 1, 1996.
(4)  No officer or director of Geodyne or its affiliates provides full-time services to the II-
     B Partnership and no individual's salary or other compensation reimbursement from the II-B
     Partnership equals or exceeds $100,000 per annum.

                                     Salary Reimbursements

                                        II-C Partnership
                                        ----------------
                              Three Years Ended December 31, 1996

                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal             Salary     Bonus  sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)       ($)     ($)        ($)        SARs(#)     ($)       ($)
---------------   ----   -------   ------- -------   ----------   --------   -------   -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)     1994     -         -       -         -            -          -         -
                  1995     -         -       -         -            -          -         -
                  1996     -         -       -         -            -          -         -
Dennis R. Neill,
President(2)(3)   1996     -         -       -         -            -          -         -

All Executive
Officers,
Directors,
and Employees
as a group(4)     1994   $86,262     -       -         -            -          -         -
                  1995   $88,865     -       -         -            -          -         -
                  1996   $95,212     -       -         -            -          -         -
----------
(1)  Mr. Tholen served as President and Chief Executive Officer of Geodyne until July 1, 1996.
(2)  The  general and administrative expenses paid by  the II-C Partnership and attributable to salary reimbursements do not include any  salary or other compensation attributable to Mr.
     Tholen or Mr. Neill.
(3)  Mr. Neill became President of Geodyne on July 1, 1996.
(4)  No officer or director of Geodyne or its affiliates provides full-time services to the II-
     C Partnership and no individual's salary or other compensation reimbursement from the II-C
     Partnership equals or exceeds $100,000 per annum.

                                     Salary Reimbursements

                                        II-D Partnership
                                        ----------------
                              Three Years Ended December 31, 1996

                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal             Salary     Bonus  sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)       ($)     ($)        ($)        SARs(#)     ($)       ($)
---------------   ----   -------   ------- -------   ----------   --------   -------   -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)     1994     -         -       -         -            -          -         -
                  1995     -         -       -         -            -          -         -
                  1996     -         -       -         -            -          -         -
Dennis R. Neill,
President(2)(3)   1996     -         -       -         -            -          -         -

All Executive
Officers,
Directors,
and Employees
as a group(4)     1994   $175,669    -       -         -            -          -         -
                  1995   $180,973    -       -         -            -          -         -
                  1996   $193,899    -       -         -            -          -         -
----------
(1)  Mr. Tholen served as President and Chief Executive Officer of Geodyne until July 1, 1996.
(2)  The  general and administrative expenses paid by  the II-D Partnership and attributable to salary reimbursements do not include any  salary or other compensation attributable to Mr.
     Tholen or Mr. Neill.
(3)  Mr. Neill became President of Geodyne on July 1, 1996.
(4)  No officer or director of Geodyne or its affiliates provides full-time services to the II-
     D Partnership and no individual's salary or other compensation reimbursement from the II-D
     Partnership equals or exceeds $100,000 per annum.

                                     Salary Reimbursements

                                        II-E Partnership
                                        ----------------
                              Three Years Ended December 31, 1996

                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal             Salary     Bonus  sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)       ($)     ($)        ($)        SARs(#)     ($)       ($)
---------------   ----   -------   ------- -------   ----------   --------   -------   -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)     1994     -         -       -         -            -          -         -
                  1995     -         -       -         -            -          -         -
                  1996     -         -       -         -            -          -         -
Dennis R. Neill,
President(2)(3)   1996     -         -       -         -            -          -         -

All Executive
Officers,
Directors,
and Employees
as a group(4)     1994   $127,658    -       -         -            -          -         -
                  1995   $131,512    -       -         -            -          -         -
                  1996   $140,905    -       -         -            -          -         -
----------
(1)  Mr. Tholen served as President and Chief Executive Officer of Geodyne until July 1, 1996.
(2)  The  general and administrative expenses paid by  the II-E Partnership and attributable to salary reimbursements do not include any  salary or other compensation attributable to Mr.
     Tholen or Mr. Neill.
(3)  Mr. Neill became President of Geodyne on July 1, 1996.
(4)  No officer or director of Geodyne or its affiliates provides full-time services to the II-
     E Partnership and no individual's salary or other compensation reimbursement from the II-E
     Partnership equals or exceeds $100,000 per annum.

                                     Salary Reimbursements

                                        II-F Partnership
                                        ----------------
                              Three Years Ended December 31, 1996

                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal             Salary     Bonus  sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)       ($)     ($)        ($)        SARs(#)     ($)       ($)
---------------   ----   -------   ------- -------   ----------   --------   -------   -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)     1994     -         -       -         -            -          -         -
                  1995     -         -       -         -            -          -         -
                  1996     -         -       -         -            -          -         -
Dennis R. Neill,
President(2)(3)   1996     -         -       -         -            -          -         -

All Executive
Officers,
Directors,
and Employees
as a group(4)     1994   $ 95,623    -       -         -            -          -         -
                  1995   $ 98,509    -       -         -            -          -         -
                  1996   $105,546    -       -         -            -          -         -
----------
(1)  Mr. Tholen served as President and Chief Executive Officer of Geodyne until July 1, 1996.
(2)  The  general and administrative expenses paid by  the II-F Partnership and attributable to salary reimbursements do not include any  salary or other compensation attributable to Mr.
     Tholen or Mr. Neill.
(3)  Mr. Neill became President of Geodyne on July 1, 1996.
(4)  No officer or director of Geodyne or its affiliates provides full-time services to the II-
     F Partnership and no individual's salary or other compensation reimbursement from the II-F
     Partnership equals or exceeds $100,000 per annum.

                                     Salary Reimbursements

                                        II-G Partnership
                                        ----------------
                              Three Years Ended December 31, 1996

                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal             Salary     Bonus  sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)       ($)     ($)        ($)        SARs(#)     ($)       ($)
---------------   ----   -------   ------- -------   ----------   --------   -------   -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)     1994     -         -       -         -            -          -         -
                  1995     -         -       -         -            -          -         -
                  1996     -         -       -         -            -          -         -
Dennis R. Neill,
President(2)(3)   1996     -         -       -         -            -          -         -

All Executive
Officers,
Directors,
and Employees
as a group(4)     1994   $207,643    -       -         -            -          -         -
                  1995   $213,910    -       -         -            -          -         -
                  1996   $229,189    -       -         -            -          -         -
----------
(1)  Mr. Tholen served as President and Chief Executive Officer of Geodyne until July 1, 1996.
(2)  The  general and administrative expenses paid by  the II-G Partnership and attributable to salary reimbursements do not include any  salary or other compensation attributable to Mr.
     Tholen or Mr. Neill.
(3)  Mr. Neill became President of Geodyne on July 1, 1996.
(4)  No officer or director of Geodyne or its affiliates provides full-time services to the II-
     G Partnership and no individual's salary or other compensation reimbursement from the II-G
     Partnership equals or exceeds $100,000 per annum.

                                     Salary Reimbursements

                                        II-H Partnership
                                        ----------------
                              Three Years Ended December 31, 1996

                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal             Salary     Bonus  sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)       ($)     ($)        ($)        SARs(#)     ($)       ($)
---------------   ----   -------   ------- -------   ----------   --------   -------   -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)     1994     -         -       -         -            -          -         -
                  1995     -         -       -         -            -          -         -
                  1996     -         -       -         -            -          -         -
Dennis R. Neill,
President(2)(3)   1996     -         -       -         -            -          -         -

All Executive
Officers,
Directors,
and Employees
as a group(4)     1994   $51,070     -       -         -            -          -         -
                  1995   $52,711     -       -         -            -          -         -
                  1996   $56,476     -       -         -            -          -         -
----------
(1)  Mr. Tholen served as President and Chief Executive Officer of Geodyne until July 1, 1996.
(2)  The  general and administrative expenses paid by  the II-H Partnership and attributable to salary reimbursements do not include any  salary or other compensation attributable to Mr.
     Tholen or Mr. Neill.
(3)  Mr. Neill became President of Geodyne on July 1, 1996.
(4)  No officer or director of Geodyne or its affiliates provides full-time services to the II-
     H Partnership and no individual's salary or other compensation reimbursement from the II-H
     Partnership equals or exceeds $100,000 per annum.

     During 1994 and 1995 El Paso, an affiliate of the Partnerships until December 6, 1995, purchased a portion of the Partnerships' gas at market prices and resold such gas at market prices directly to end users and local distribution companies. The table below summarizes the dollar amount of gas sold by the Partnerships to Premier for the years ended December 31, 1995 and 1994.


         Partnership      1995       1994
         -----------    --------  ----------

            II-A        $825,515  $1,085,911
            II-B         374,717     595,951
            II-C         225,948     365,980
            II-D         682,346     909,348
            II-E         593,218     618,067
            II-F         367,527     543,786
            II-G         776,211   1,150,665
            II-H         182,878     272,053


After December 6, 1995 the Partnerships' gas was marketed by the General Partner and its affiliates, who were reimbursed for such activities as general and administrative expenses. See "Item 13. Certain Relationships and Related Transactions."

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

     In addition to the compensation/reimbursements noted above, during the three years ended December 31, 1996, the Samson Companies were in the business of supplying field and drilling equipment and services to affiliated and unaffiliated parties in the industry. These companies may have provided equipment and services for wells in which the Partnerships have an interest. These equipment and services were provided at prices or rates equal to or less than those normally charged in the same or comparable geographic area by unaffiliated persons or companies dealing at arm's length. The operators of these wells billed the Partnerships for a portion of such costs based upon the Partnerships' interest in the well.

ITEM 12.  SECURITY   OWNERSHIP  OF   CERTAIN  BENEFICIAL   OWNERS  AND
          MANAGEMENT

     The following table provides information as to the beneficial ownership of the Units as of February 28, 1997 by (i) each beneficial owner of more than five percent of the issued and outstanding Units,
(ii) the directors and officers of the General Partner, and (iii) the General Partner and its affiliates. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.


                                                Number of Units
                                                  Beneficially
                                                 Owned (Percent
          Beneficial Owner                      of Outstanding)
------------------------------------           ------------------

II-A Partnership:
----------------
 Samson Resources Company                     56,064.00   (11.6%)
 All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)            56,064.00   (11.6%)

II-B Partnership:
----------------
 Samson Resources Company                     48,360.00   (13.4%)
 All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)            48,360.00   (13.4%)

II-C Partnership:
----------------
 Samson Resources Company                     22,210.50   (14.4%)
 All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)            22,210.50   (14.4%)

II-D Partnership:
----------------
 Samson Resources Company                     35,703.00   (11.3%)
 All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)            35,703.00   (11.3%)

II-E Partnership:
----------------
 Samson Resources Company                     30,413.67   (13.3%)
 All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)            30,413.67   (13.3%)

II-F Partnership:
----------------
 Samson Resources Company                     21,917.75   (12.8%)
 All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)            21,917.75   (12.8%)

II-G Partnership:
----------------
 Samson Resources Company                     35,452.00   ( 9.5%)
 All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)            35,452.00   ( 9.5%)

II-H Partnership:
----------------
 Samson Resources Company                     12,082.00   (13.2%)
 All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)            12,082.00   (13.2%)


     Section 16(a) Beneficial Ownership Reporting Compliance

     To the best knowledge of the Partnerships and the General Partner, there were no officers, directors, or ten percent owners who were delinquent filers of reports required under Section 16 of the Securities Exchange Act of 1934.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The General Partner and certain of its affiliates engage in oil and gas activities independently of the Partnerships which result in conflicts of interest that cannot be totally eliminated. The allocation of acquisition and drilling opportunities and the nature of the compensation arrangements between the Partnerships and the General Partner also create potential conflicts of interest. An affiliate of the Partnerships owns some of the Partnerships' Units and therefore has an identity of interest with other Limited Partners with respect to the operations of the Partnerships.

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

     As a result of Samson Investment Company's ("Samson") acquisition of the General Partner and its affiliates, Samson, PaineWebber, and the General Partner and certain of its affiliates entered into an advisory agreement which relates primarily to the Partnerships. PaineWebber served as the dealer manager of the original offering of Units. The Advisory Agreement became effective on March 3, 1993 and will expire on March 3, 1998. The Advisory Agreement provides that:
(i) Samson and the General Partner will comply, and will cause the Partnerships to comply, with provisions of the Partnership Agreements (including all restrictions, prohibitions, and other provisions of such agreements concerning transactions in which Samson or its affiliates purchase or sell properties from or to, or render services to, the Partnerships and the terms of such agreements relating to farmouts of oil and gas properties), and Samson will cause the General Partner to comply with all applicable fiduciary duties; (ii) Samson will review periodically with PaineWebber on a retrospective basis the general operations and performance of the Partnerships and the terms of any material transaction by a Partnership, including any transaction that involves participation by the Samson Companies; and
(iii) Samson will review with PaineWebber on a prospective basis, and will allow PaineWebber to advise Samson and to comment on, (A) any General Partner-initiated amendment to a Partnership Agreement which requires a vote of the Limited Partners of such Partnership and (B) any proposal initiated by the General Partner or any of its affiliates that would involve a reorganization, merger, or consolidation of a Partnership, a sale of all or substantially all of the assets of a Partnership (including a roll-up or corporate stock exchange), the liquidation or dissolution of a Partnership, or the exchange of cash, securities, or other assets for all or any outstanding Units.

     In addition, the Advisory Agreement provides, among other things, that: (i) Samson will cause the General Partner to offer to repurchase Units at a price to be calculated in accordance with certain guidelines and to be paid in cash or a combination of cash and certain securities, all subject to certain limitations and restrictions; (ii) Samson will provide PaineWebber certain information relating to the Partnerships and the Limited Partners; (iii) Samson and the General Partner will maintain an "800" investor services telephone number;
(iv) Samson and the General Partner will take certain actions with respect to oil and gas properties held by nominees, insurance maintained by the Partnerships, approval as to transfers of interests in the Partnerships, and the selection of independent reserve engineers; (v) Samson and the General Partner acknowledge the standing of PaineWebber to institute actions, subject to certain limitations, in connection with the Advisory Agreement on behalf of the Limited Partners; and (vi) if Samson proposes a consolidation, merger, or exchange offer involving any limited partnership managed by Samson, it will propose to include all of the Partnerships in such transaction or provide a statement to PaineWebber as to the reasons why some or all of the Partnerships are not included in such transaction.

     Pursuant to the Advisory Agreement, the General Partner has agreed to reimburse PaineWebber for all reasonable expenses incurred by it in connection with the matters contemplated by the Advisory Agreement, and Samson has agreed to indemnify PaineWebber and certain related parties from certain liabilities incurred in connection with the Advisory Agreement.

     Affiliates of the Partnerships are solely responsible for the negotiation, administration, and enforcement of oil and gas sales agreements covering the Partnerships' leasehold interests. Because affiliates of the Partnership who provide services to the Partnership have fiduciary or other duties to other members of the Samson Companies, contract amendments and negotiating positions taken by them in their effort to enforce contracts with purchasers may not necessarily represent the positions that the Partnerships would take if they were to administer their own contracts without involvement with other members of the Samson Companies. On the other hand, management believes that the Partnerships' negotiating strength and contractual positions have been enhanced by virtue of their affiliation with the Samson Companies. For a description of certain of the relationships and related transactions see "Item 11. Executive Compensation."

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

               as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996 are filed as part of this report:

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

               4.4 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-A, filed as
                    Exhibit 4.1 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

               4.5 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-B, filed as
                    Exhibit 4.2 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

               4.6 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-C, filed as
                    Exhibit 4.3 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

               4.7 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-D, filed as
                    Exhibit 4.4 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

               4.8 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-E, filed as
                    Exhibit 4.5 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

               4.9 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-F, filed as
                    Exhibit 4.6 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

               4.10 Second Amendment to Amended and Restated Agreement
                    and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-G, filed as
                    Exhibit 4.7 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

               4.11 Second Amendment to Amended and Restated Agreement
                    and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-H, filed as
                    Exhibit 4.8 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

               4.12 Third  Amendment to  Agreement and  Certificate of
                    Limited Partnership of Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on April 4, 1996 and is hereby incorporated by reference.

               4.13 Third  Amendment to  Agreement and  Certificate of
                    Limited Partnership of Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on April 4, 1996 and is hereby incorporated by reference.

               4.14 Third  Amendment to  Agreement and  Certificate of
                    Limited Partnership of Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on April 4, 1996 and is hereby incorporated by reference.

               4.15 Third  Amendment to  Agreement and  Certificate of
                    Limited Partnership of Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on April 4, 1996 and is hereby incorporated by reference.

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

          * 23.5 Consent of Ryder Scott Company Petroleum Engineers for Geodyne Energy Income Limited Partnership II-E.

          * 23.6 Consent of Ryder Scott Company Petroleum Engineers for Geodyne Energy Income Limited Partnership II-F.

          * 23.7 Consent of Ryder Scott Company Petroleum Engineers for Geodyne Energy Income Limited Partnership II-G.

          * 23.8 Consent of Ryder Scott Company Petroleum Engineers for Geodyne Energy Income Limited Partnership II-H.

          * 27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-A's financial statements as of December 31, 1996 and for the year ended December 31, 1996.

          * 27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-B's financial statements as of December 31, 1996 and for the year ended December 31, 1996.

          * 27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-C's financial statements as of December 31, 1996 and for the year ended December 31, 1996.

          * 27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-D's financial statements as of December 31, 1996 and for the year ended December 31, 1996.

          * 27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-E's financial statements as of December 31, 1996 and for the year ended December 31, 1996.

          * 27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-F's financial statements as of December 31, 1996 and for the year ended December 31, 1996.

          * 27.7 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-G's financial statements as of December 31, 1996 and for the year ended December 31, 1996.

          * 27.8 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-H's financial statements as of December 31, 1996 and for the year ended December 31, 1996.


               All other Exhibits are omitted as inapplicable.

               ----------

               *Filed herewith.


     (b)  Reports on Form 8-K for the fourth quarter of 1996:

               None.

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              GEODYNE ENERGY INCOME LIMITED
                              PARTNERSHIP II-A

                              By:  GEODYNE RESOURCES, INC.
                                   General Partner

                                   March 18, 1997


                              By:  /s/Dennis R. Neill
                                   ------------------------------
                                      Dennis R. Neill
                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/Dennis R. Neill     President and          March 18, 1997
     -------------------    Director (Principal
        Dennis R. Neill     Executive Officer)

     /s/Patrick M. Hall     (Principal             March 18, 1997
     -------------------    Financial and
        Patrick M. Hall     Accounting Officer)

     /s/Judy K. Fox         Secretary              March 18, 1997
     -------------------
        Judy K. Fox

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              GEODYNE ENERGY INCOME LIMITED
                              PARTNERSHIP II-B

                              By:  GEODYNE RESOURCES, INC.
                                   General Partner

                                   March 18, 1997


                              By:  /s/Dennis R. Neill
                                   ------------------------------
                                      Dennis R. Neill
                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/Dennis R. Neill     President and          March 18, 1997
     -------------------    Director (Principal
        Dennis R. Neill     Executive Officer)

     /s/Patrick M. Hall     (Principal             March 18, 1997
     -------------------    Financial and
        Patrick M. Hall     Accounting Officer)

     /s/Judy K. Fox         Secretary              March 18, 1997
     -------------------
        Judy K. Fox

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              GEODYNE ENERGY INCOME LIMITED
                              PARTNERSHIP II-C

                              By:  GEODYNE RESOURCES, INC.
                                   General Partner

                                   March 18, 1997


                              By:  /s/Dennis R. Neill
                                   ------------------------------
                                      Dennis R. Neill
                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/Dennis R. Neill     President and          March 18, 1997
     -------------------    Director (Principal
        Dennis R. Neill     Executive Officer)

     /s/Patrick M. Hall     (Principal             March 18, 1997
     -------------------    Financial and
        Patrick M. Hall     Accounting Officer)

     /s/Judy K. Fox         Secretary              March 18, 1997
     -------------------
        Judy K. Fox

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              GEODYNE ENERGY INCOME LIMITED
                              PARTNERSHIP II-D

                              By:  GEODYNE RESOURCES, INC.
                                   General Partner

                                   March 18, 1997


                              By:  /s/Dennis R. Neill
                                   ------------------------------
                                      Dennis R. Neill
                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/Dennis R. Neill     President and          March 18, 1997
     -------------------    Director (Principal
        Dennis R. Neill     Executive Officer)

     /s/Patrick M. Hall     (Principal             March 18, 1997
     -------------------    Financial and
        Patrick M. Hall     Accounting Officer)

     /s/Judy K. Fox         Secretary              March 18, 1997
     -------------------
        Judy K. Fox

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              GEODYNE ENERGY INCOME LIMITED
                              PARTNERSHIP II-E

                              By:  GEODYNE RESOURCES, INC.
                                   General Partner

                                   March 18, 1997


                              By:  /s/Dennis R. Neill
                                   ------------------------------
                                      Dennis R. Neill
                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/Dennis R. Neill     President and          March 18, 1997
     -------------------    Director (Principal
        Dennis R. Neill     Executive Officer)

     /s/Patrick M. Hall     (Principal             March 18, 1997
     -------------------    Financial and
        Patrick M. Hall     Accounting Officer)

     /s/Judy K. Fox         Secretary              March 18, 1997
     -------------------
        Judy K. Fox

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              GEODYNE ENERGY INCOME LIMITED
                              PARTNERSHIP II-F

                              By:  GEODYNE RESOURCES, INC.
                                   General Partner

                                   March 18, 1997


                              By:  /s/Dennis R. Neill
                                   ------------------------------
                                      Dennis R. Neill
                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/Dennis R. Neill     President and          March 18, 1997
     -------------------    Director (Principal
        Dennis R. Neill     Executive Officer)

     /s/Patrick M. Hall     (Principal             March 18, 1997
     -------------------    Financial and
        Patrick M. Hall     Accounting Officer)

     /s/Judy K. Fox         Secretary              March 18, 1997
     -------------------
        Judy K. Fox

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              GEODYNE ENERGY INCOME LIMITED
                              PARTNERSHIP II-G

                              By:  GEODYNE RESOURCES, INC.
                                   General Partner

                                   March 18, 1997


                              By:  /s/Dennis R. Neill
                                   ------------------------------
                                      Dennis R. Neill
                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/Dennis R. Neill     President and          March 18, 1997
     -------------------    Director (Principal
        Dennis R. Neill     Executive Officer)

     /s/Patrick M. Hall     (Principal             March 18, 1997
     -------------------    Financial and
        Patrick M. Hall     Accounting Officer)

     /s/Judy K. Fox         Secretary              March 18, 1997
     -------------------
        Judy K. Fox

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              GEODYNE ENERGY INCOME LIMITED
                              PARTNERSHIP II-H

                              By:  GEODYNE RESOURCES, INC.
                                   General Partner

                                   March 18, 1997


                              By:  /s/Dennis R. Neill
                                   ------------------------------
                                      Dennis R. Neill
                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/Dennis R. Neill     President and          March 18, 1997
     -------------------    Director (Principal
        Dennis R. Neill     Executive Officer)

     /s/Patrick M. Hall     (Principal             March 18, 1997
     -------------------    Financial and
        Patrick M. Hall     Accounting Officer)

     /s/Judy K. Fox         Secretary              March 18, 1997
     -------------------
        Judy K. Fox

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
GEODYNE PRODUCTION PARTNERSHIP II-A

     We have audited the combined balance sheets of the Geodyne Energy Income Limited Partnership II-A, an Oklahoma limited partnership, and Geodyne Production Partnership II-A, an Oklahoma general partnership, as of December 31, 1996 and 1995 and the related combined statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1996, 1995, and 1994. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-A and Geodyne Production Partnership II-A at December 31, 1996 and 1995 and the combined results of their operations and cash flows for the years ended December 31, 1996, 1995, and 1994, in conformity with generally accepted accounting principles.

     As disclosed in Note 1 to the combined financial statements, the Geodyne Energy Income Limited Partnership II-A and Geodyne Production Partnership II-A changed their method of accounting for impairment of their oil and gas properties as of October 1, 1995.


                              COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
March 14, 1997

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-A
                        Combined Balance Sheets
                      December 31, 1996 and 1995

                                ASSETS
                                ------

                                         1996           1995
                                     -------------  -------------
CURRENT ASSETS:
  Cash and cash equivalents           $  875,918      $  508,024
  Accounts receivable:
    Oil and gas sales, including
      $153,461 due from related
      parties at 1995                  1,073,459         765,075
                                       ---------       ---------
    Total current assets              $1,949,377      $1,273,099

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method        6,170,793       7,390,812

DEFERRED CHARGE                          948,217       1,169,277
                                       ---------       ---------
                                      $9,068,387      $9,833,188
                                       =========       =========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
              -------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                    $  212,801      $  213,126
  Gas imbalance payable                  101,493         164,837
                                       ---------      ----------
    Total current liabilities         $  314,294      $  377,963

ACCRUED LIABILITY                     $  158,683      $  272,667

PARTNERS' CAPITAL (DEFICIT):
  General Partner                    ($  342,481)    ($  311,994)
  Limited Partners, issued and
    outstanding, 484,283 Units         8,937,891       9,494,552
                                       ---------      ----------
    Total Partners' capital           $8,595,410      $9,182,558
                                       ---------      ----------
                                      $9,068,387      $9,833,188
                                       =========       =========

                The accompanying notes are an integral
             part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-A
                   Combined Statements of Operations
         For the Years Ended December 31, 1996, 1995, and 1994

                                1996       1995          1994
                             ----------  ----------   ----------

REVENUES:
  Oil and gas sales,
    including $825,515 and
    $1,085,911 of sales to
    related parties in
    1995 and 1994            $5,832,874  $4,671,555   $6,371,949
  Interest income                28,323      20,126       31,747
  Gain on sale of oil and
    gas properties               96,827      12,179       21,991
  Other income                     -           -          72,028
                              ---------   ---------    ---------
                             $5,958,024  $4,703,860   $6,497,715

COSTS AND EXPENSES:
  Lease operating            $1,601,063  $1,564,012   $2,023,881
  Production tax                339,977     282,252      359,486
  Depreciation, depletion,
    and amortization of oil
    and gas properties        1,196,600   1,841,159    3,135,128
  Impairment provision             -        994,919         -
  General and administrative    620,562     655,449      567,466
                              ---------   ---------    ---------
                             $3,758,202  $5,337,791   $6,085,961
                              ---------   ---------    ---------
NET INCOME (LOSS)            $2,199,822 ($  633,931)  $  411,754
                              =========   =========    =========

GENERAL PARTNER -
  NET INCOME                 $  156,483  $   81,747   $  145,993
                              =========   =========    =========

LIMITED PARTNERS -
  NET INCOME (LOSS)          $2,043,339 ($  715,678)  $  265,761
                              =========   =========    =========

NET INCOME (LOSS) per Unit   $     4.22 ($     1.48)  $      .55
                              =========   =========    =========

UNITS OUTSTANDING               484,283     484,283      484,283
                               ========   =========    =========


                The accompanying notes are an integral
             part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-A
     Combined Statements of Changes in Partners' Capital (Deficit)
         For the Years Ended December 31, 1996, 1995, and 1994

                            Limited       General
                           Partners       Partner       Total
                         -------------  ----------  -------------

Balance, Dec. 31, 1993    $14,459,469   ($303,734)   $14,155,735
  Net income                  265,761     145,993        411,754
  Cash distributions     (  2,660,000)  ( 140,000)  (  2,800,000)
                           ----------     -------     ----------

Balance, Dec. 31, 1994    $12,065,230   ($297,741)   $11,767,489
  Net income (loss)      (    715,678)     81,747   (    633,931)
  Cash Distributions     (  1,855,000)  (  96,000)  (  1,951,000)
                           ----------     -------     ----------

Balance, Dec. 31, 1995    $ 9,494,552   ($311,994)   $ 9,182,558
  Net income                2,043,339     156,483      2,199,822
  Cash distributions     (  2,600,000)  ( 186,970)  (  2,786,970)
                           ----------     -------     ----------
Balance, Dec. 31, 1996    $ 8,937,891   ($342,481)   $ 8,595,410
                           ==========     =======     ==========

                The accompanying notes are an integral
             part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-A
                   Combined Statements of Cash Flows
         For the Years Ended December 31, 1996, 1995, and 1994

                                  1996          1995          1994
                              ------------  ------------  ------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income (loss)            $2,199,822   ($  633,931)   $  411,754
  Adjustments to reconcile
    net income (loss) to net
    cash provided by
    operating activities:
    Depreciation, depletion,
      and amortization of oil
      and gas properties        1,196,600     1,841,159     3,135,128
    Impairment provision             -          994,919          -
    Gain on sale of oil and
      gas properties          (    96,827)  (    12,179)  (    21,991)
    (Increase) decrease in
       accounts receivable    (   308,384)       63,981       163,316
    (Increase) decrease in
      deferred charge             221,060   (   188,505)  (   159,357)
    Decrease in accounts
      payable                 (       325)  (    76,265)  (     9,190)
    Decrease in gas
      imbalance payable       (    63,344)  (    53,112)  (   755,225)
    Increase (decrease) in
      accrued liability       (   113,984)  (   126,002)       53,007
                                ---------     ---------     ---------
  Net cash provided by
    operating activities       $3,034,618    $1,810,065    $2,817,442
                                ---------     ---------     ---------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures        ($   98,540)  ($  168,118)  ($  305,300)
  Proceeds from sale of
    oil and gas properties        218,786        23,383        34,826
                                ---------     ---------     ---------
  Net cash provided (used)
    by investing activities    $  120,246   ($  144,735)  ($  270,474)
                                ---------     ---------     ---------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Cash distributions          ($2,786,970)  ($1,951,000)  ($2,800,000)
                                ---------     ---------     ---------
  Net cash used by financing
    activities                ($2,786,970)  ($1,951,000)  ($2,800,000)
                                ---------     ---------     ---------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS    $  367,894   ($  285,670)  ($  253,032)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD          508,024       793,694     1,046,726
                                ---------     ---------     ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD             $  875,918    $  508,024    $  793,694
                                =========     =========     =========

                The accompanying notes are an integral
             part of these combined financial statements.

                   REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
GEODYNE PRODUCTION PARTNERSHIP II-B

     We have audited the combined balance sheets of the Geodyne Energy Income Limited Partnership II-B, an Oklahoma limited partnership, and Geodyne Production Partnership II-B, an Oklahoma general partnership, as of December 31, 1996 and 1995 and the related combined statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1996, 1995, and 1994. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-B and Geodyne Production Partnership II-B at December 31, 1996 and 1995 and the combined results of their operations and cash flows for the years ended December 31, 1996, 1995, and 1994 in conformity with generally accepted accounting principles.

     As disclosed in Note 1 to the combined financial statements, the Geodyne Energy Income Limited Partnership II-B and Geodyne Production Partnership II-B changed their method of accounting for impairment of their oil and gas properties as of October 1, 1995.



                              COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
March 14, 1997

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-B
                        Combined Balance Sheets
                      December 31, 1996 and 1995

                                ASSETS
                                ------

                                           1996          1995
                                       ------------  ------------
CURRENT ASSETS:
  Cash and cash equivalents             $  569,257    $  168,239
  Accounts receivable:
    Oil and gas sales, including
      $81,240 due from related
      parties at 1995                      710,208       584,133
                                         ---------     ---------
    Total current assets                $1,279,465    $  752,372

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          4,140,409     5,258,752

DEFERRED CHARGE                            160,103       226,303
                                         ---------     ---------
                                        $5,579,977    $6,237,427
                                         =========     =========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
              -------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                      $  189,245    $  211,226
  Gas imbalance payable                     17,055        15,048
                                         ---------     ---------
    Total current liabilities           $  206,300    $  226,274

ACCRUED LIABILITY                       $   86,198    $  301,684

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($  265,183)  ($  246,438)
  Limited Partners, issued and
    outstanding, 361,719 Units           5,552,662     5,955,907
                                         ---------     ---------
    Total Partners' capital             $5,287,479    $5,709,469
                                         ---------     ---------
                                        $5,579,977    $6,237,427
                                         =========     =========

                The accompanying notes are an integral
             part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-B
                   Combined Statements of Operations
         For the Years Ended December 31, 1996, 1995, and 1994

                             1996          1995          1994
                         ------------  ------------  ------------
REVENUES:
  Oil and gas sales,
    including $374,717
    and $595,951 of sales
    to related parties
    in 1995 and 1994      $4,179,527    $3,204,794    $4,703,629
  Interest income             16,689         9,960        20,907
  Gain (loss) on sale of
    oil and gas
    properties           (    28,890)       10,869        14,693
                           ---------     ---------     ---------
                          $4,167,326    $3,225,623    $4,739,229

COSTS AND EXPENSES:
  Lease operating         $  912,347    $1,315,780    $1,720,223
  Production tax             252,366       208,998       294,749
  Depreciation, depletion,
    and amortization of oil
    and gas properties     1,062,233     1,436,788     2,787,591
  Impairment provision          -          450,601          -
  General and
    administrative           496,791       574,552       424,373
                           ---------     ---------     ---------
                          $2,723,737    $3,986,719    $5,226,936
                           ---------     ---------     ---------
NET INCOME (LOSS)         $1,443,589   ($  761,096)  ($  487,707)
                           =========     =========     =========

GENERAL PARTNER -
  NET INCOME              $  113,834    $   37,441    $   87,118
                           =========     =========     =========

LIMITED PARTNERS -
  NET INCOME (LOSS)       $1,329,755   ($  798,537)  ($  574,825)
                           =========     =========     =========

NET INCOME (LOSS)
  per Unit                $     3.68   ($     2.21)  ($     1.59)
                           =========     =========     =========

UNITS OUTSTANDING            361,719       361,719       361,719
                           =========     =========     =========

                The accompanying notes are an integral
             part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-B
     Combined Statements of Changes in Partners' Capital (Deficit)
         For the Years Ended December 31, 1996, 1995, and 1994


                            Limited       General
                            Partners      Partner       Total
                         -------------  ----------  -------------
Balance, Dec. 31, 1993    $10,654,269   ($196,997)   $10,457,272
  Net income (loss)      (    574,825)     87,118   (    487,707)
  Cash distributions     (  2,165,000)  ( 113,000)  (  2,278,000)
                           ----------     -------     ----------

Balance, Dec. 31, 1994    $ 7,914,444   ($222,879)   $ 7,691,565
  Net income (loss)      (    798,537)     37,441   (    761,096)
  Cash distributions     (  1,160,000)  (  61,000)  (  1,221,000)
                           ----------     -------     ----------

Balance, Dec. 31, 1995    $ 5,955,907   ($246,438)   $ 5,709,469
  Net income                1,329,755     113,834      1,443,589
  Cash distributions     (  1,733,000)  ( 132,579)  (  1,865,579)
                           ----------     -------     ----------

Balance, Dec. 31, 1996    $ 5,552,662   ($265,183)   $ 5,287,479
                           ==========     =======     ==========

                The accompanying notes are an integral
             part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-B
                   Combined Statements of Cash Flows
         For the Years Ended December 31, 1996, 1995, and 1994

                                  1996          1995          1994
                              ------------  ------------  ------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income (loss)            $1,443,589   ($  761,096)  ($  487,707)
  Adjustments to reconcile
    net income (loss) to net
    cash provided by
    operating activities:
    Depreciation, depletion,
      and amortization of oil
      and gas properties        1,062,233     1,436,788     2,787,591
    Impairment provision             -          450,601          -
    (Gain) loss on sale of
      oil and gas properties       28,890   (    10,869)  (    14,693)
    (Increase) decrease in
      accounts receivable     (   126,075)  (    11,586)      233,588
    (Increase) decrease in
      deferred charge              66,200   (    53,003)  (    48,827)
    Increase (decrease) in
      accounts payable        (    21,981)  (    11,178)       22,788
    Increase (decrease) in
      gas imbalance payable         2,007   (     3,745)  (   184,769)
    Increase (decrease) in
      accrued liability       (   215,486)  (    67,612)      166,378
                                ---------     ---------     ---------
  Net cash provided by
    operating activities       $2,239,377    $  968,300    $2,474,349
                                ---------     ---------     ---------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures        ($   89,173)  ($  217,765)  ($  203,350)
  Proceeds from sale of
    oil and gas properties        116,393        15,254        33,230
                                ---------     ---------     ---------
  Net cash provided (used) by
    investing activities       $   27,220   ($  202,511)  ($  170,120)
                                ---------     ---------     ---------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Cash distributions          ($1,865,579)  ($1,221,000)  ($2,278,000)
                                ---------     ---------     ---------
  Net cash used by financing
  activities                  ($1,865,579)  ($1,221,000)  ($2,278,000)
                                ---------     ---------     ---------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS    $  401,018   ($  455,211)   $   26,229

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD          168,239       623,450       597,221
                                ---------     ---------     ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD             $  569,257    $  168,239    $  623,450
                                =========     =========     =========


                The accompanying notes are an integral
             part of these combined financial statements.

                   REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
GEODYNE PRODUCTION PARTNERSHIP II-C

     We have audited the combined balance sheets of the Geodyne Energy Income Limited Partnership II-C, an Oklahoma limited partnership, and Geodyne Production Partnership II-C, an Oklahoma general partnership, as of December 31, 1996 and 1995 and the related combined statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1996, 1995, and 1994. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-C and Geodyne Production Partnership II-C at December 31, 1996 and 1995 and the combined results of their operations and cash flows for the years ended December 31, 1996, 1995, and 1994, in conformity with generally accepted accounting principles.

     As disclosed in Note 1 to the combined financial statements, the Geodyne Energy Income Limited Partnership II-C and Geodyne Production Partnership II-C changed their method of accounting for impairment of their oil and gas properties as of October 1, 1995.


                              COOPERS & LYBRAND L.L.P.

Tulsa, Oklahoma
March 14, 1997

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-C
                        Combined Balance Sheets
                      December 31, 1996 and 1995

                                ASSETS
                                ------

                                           1996          1995
                                       ------------  ------------

CURRENT ASSETS:
  Cash and cash equivalents             $  387,334    $   82,353
  Accounts receivable:
    Oil and gas sales, including
      $46,202 due from related
      parties at 1995                      340,182       291,365
                                         ---------     ---------
    Total current assets                $  727,516    $  373,718

NET OIL AND GAS PROPERTIES,
  utilizing the successful efforts
  method                                 2,048,879     2,572,284

DEFERRED CHARGE                            164,953       259,941
                                         ---------     ---------
                                        $2,941,348    $3,205,943
                                         =========     =========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
              -------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                      $   69,727    $   67,293
  Gas imbalance payable                     10,386        59,892
                                         ---------     ---------
    Total current liabilities           $   80,113    $  127,185

ACCRUED LIABILITY                       $   69,148    $  138,658

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($  115,619)  ($   99,615)
  Limited Partners, issued and
    outstanding, 154,621 Units           2,907,706     3,039,715
                                         ---------     ---------
    Total Partners' capital             $2,792,087    $2,940,100
                                         ---------     ---------
                                        $2,941,348    $3,205,943
                                         =========     =========

                The accompanying notes are an integral
             part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-C
                   Combined Statements of Operations
         For the Years Ended December 31, 1996, 1995, and 1994

                                  1996          1995          1994
                              ------------  ------------  ------------
REVENUES:
  Oil and gas sales, including
    $225,948 and $365,980 of
    sales to related parties
    in 1995 and 1994           $1,925,940    $1,519,937    $2,289,166
  Interest income                   8,460         6,475        13,099
  Gain on sale of oil
    and gas properties             42,354        13,807        11,076
  Other income                       -             -              180
                                ---------     ---------     ---------
                               $1,976,754    $1,540,219    $2,313,521

COSTS AND EXPENSES:
  Lease operating              $  477,750    $  594,932    $  663,437
  Production tax                  125,174       103,713       156,417
  Depreciation, depletion,
    and amortization of oil
    and gas properties            397,849       664,376     1,295,299
  Impairment provision               -          245,324          -
  General and administrative      214,421       248,883       183,693
                                ---------     ---------     ---------
                               $1,215,194    $1,857,228    $2,298,846
                                ---------     ---------     ---------
NET INCOME (LOSS)              $  761,560   ($  317,009)   $   14,675
                                =========     =========     =========

GENERAL PARTNER - NET INCOME   $   53,569    $   20,538    $   52,546
                                =========     =========     =========

LIMITED PARTNERS - NET
  INCOME (LOSS)                $  707,991   ($  337,547)  ($   37,871)
                                =========     =========     =========

NET INCOME (LOSS) per Unit     $     4.58   ($     2.18)  ($      .24)
                                =========     =========     =========

UNITS OUTSTANDING                 154,621       154,621       154,621
                                =========     =========     =========

                The accompanying notes are an integral
             part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-C
     Combined Statements of Changes in Partners' Capital (Deficit)
         For the Years Ended December 31, 1996, 1995, and 1994

                             Limited      General
                             Partners     Partner        Total
                           ------------  ----------  ------------

Balance, Dec. 31, 1993      $5,220,133   ($ 80,199)   $5,139,934
  Net income (loss)        (    37,871)     52,546        14,675
  Cash distributions       ( 1,090,000)  (  56,500)  ( 1,146,500)
                             ---------     -------     ---------

Balance, Dec. 31, 1994      $4,092,262   ($ 84,153)   $4,008,109
  Net income (loss)        (   337,547)     20,538   (   317,009)
  Cash distributions       (   715,000)  (  36,000)  (   751,000)
                             ---------     -------     ---------

Balance, Dec. 31, 1995      $3,039,715   ($ 99,615)   $2,940,100
  Net income                   707,991      53,569       761,560
  Cash distributions       (   840,000)  (  69,573)  (   909,573)
                             ---------     -------     ---------

Balance, Dec. 31, 1996      $2,907,706   ($115,619)   $2,792,087
                             =========     =======     =========

                The accompanying notes are an integral
             part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-C
                   Combined Statements of Cash Flows
         For the Years Ended December 31, 1996, 1995, and 1994

                                  1996        1995            1994
                              ------------  ----------    ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income (loss)            $  761,560   ($317,009)     $   14,675
  Adjustments to reconcile
    net income (loss) to
    net cash provided by
    operating activities:
    Depreciation, depletion,
      and amortization of oil
      and gas properties          397,849     664,376       1,295,299
    Impairment provision             -        245,324            -
    (Gain) loss on sale of
      oil and gas properties  (    42,354)  (  13,807)    (    11,076)
    (Increase) decrease in
      accounts receivable     (    48,817)  (   3,127)         72,543
    (Increase) decrease in
      deferred charge              94,988   (  49,148)    (    27,159)
    Increase (decrease) in
      accounts payable              2,434      10,952     (     8,557)
    Increase (decrease) in
      gas imbalance payable   (    49,506)  (  45,047)    (   104,745)
    Increase (decrease) in
      accrued liability       (    69,510)     16,127          50,653
                                ---------     -------       ---------
  Net cash provided by
    operating activities       $1,046,644    $508,641      $1,281,633
                                ---------     -------       ---------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures        ($    5,076)  ($ 77,297)    ($   58,552)
  Proceeds from sale of
    oil and gas properties        172,986      21,108           4,143
                                ---------     -------       ---------
  Net cash provided (used)
    by investing activities    $  167,910   ($ 56,189)    ($   54,409)
                                ---------     -------       ---------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Cash distributions          ($  909,573)  ($751,000)    ($1,146,500)
                                ---------     -------       ---------
  Net cash used by financing
    activities                ($  909,573)  ($751,000)    ($1,146,500)
                                ---------     -------       ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS    $  304,981   ($298,548)     $   80,724

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD           82,353     380,901         300,177
                                ---------     -------       ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD             $  387,334    $ 82,353      $  380,901
                                =========     =======       =========

                The accompanying notes are an integral
             part of these combined financial statements.

                   REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
GEODYNE PRODUCTION PARTNERSHIP II-D

     We have audited the combined balance sheets of the Geodyne Energy Income Limited Partnership II-D, an Oklahoma limited partnership, and Geodyne Production Partnership II-D, an Oklahoma general partnership, as of December 31, 1996 and 1995 and the related combined statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1996, 1995, and 1994. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-D and Geodyne Production Partnership II-D at December 31, 1996 and 1995 and the combined results of their operations and cash flows for the years ended December 31, 1996, 1995, and 1994, in conformity with generally accepted accounting principles.

     As disclosed in Note 1 to the combined financial statements, the Geodyne Energy Income Limited Partnership II-D and Geodyne Production Partnership II-D changed their method of accounting for impairment of their oil and gas properties as of October 1, 1995.



                              COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
March 14, 1997

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-D
                        Combined Balance Sheets
                      December 31, 1996 and 1995

                                ASSETS
                                ------

                                           1996          1995
                                       ------------  ------------

CURRENT ASSETS:
  Cash and cash equivalents             $  906,737    $  317,368
  Accounts receivable:
    Oil and gas sales, including
      $124,908 due from related
      parties at 1995                      793,183       630,370
                                         ---------     ---------
    Total current assets                $1,699,920    $  947,738

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          4,390,791     5,394,199

DEFERRED CHARGE                            863,139       949,227
                                         ---------     ---------
                                        $6,953,850    $7,291,164
                                         =========     =========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
              -------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                      $  159,967    $  146,808
  Gas imbalance payable                    118,313       117,523
                                         ---------     ---------
    Total current liabilities           $  278,280    $  264,331

ACCRUED LIABILITY                       $  266,782    $  285,420

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($  218,956)  ($  143,473)
  Limited Partners, issued and
    outstanding, 314,878 Units           6,627,744     6,884,886
                                         ---------     ---------
    Total Partners' capital             $6,408,788    $6,741,413
                                         ---------     ---------
                                        $6,953,850    $7,291,164
                                         =========     =========

                The accompanying notes are an integral
             part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-D
                   Combined Statements of Operations
         For the Years Ended December 31, 1996, 1995, and 1994

                                  1996          1995          1994
                              ------------  ------------  ------------
REVENUES:
  Oil and gas sales, including
    $682,346 and $909,348 of
    sales to related parties
    in 1995 and 1994           $4,329,102    $3,901,516    $4,849,160
  Interest income                  16,083        14,424         9,816
  Gain on sale of oil
    and gas properties             80,630        27,963         2,133
                                ---------     ---------     ---------
                               $4,425,815    $3,943,903    $4,861,109

COSTS AND EXPENSES:
  Lease operating              $1,492,375    $1,854,632    $1,296,072
  Production tax                  308,524       281,612       439,689
  Depreciation, depletion,
    and amortization of oil
    and gas properties            800,433     1,548,167     2,812,182
  Impairment provision               -          370,172          -
  General and administrative      453,882       542,896       398,240
                                ---------     ---------     ---------
                               $3,055,214    $4,597,479    $4,946,183
                                ---------     ---------     ---------
NET INCOME (LOSS)              $1,370,601   ($  653,576)  ($   85,074)
                                =========     =========     =========

GENERAL PARTNER - NET INCOME   $   99,743    $   44,055    $  108,234
                                =========     =========     =========

LIMITED PARTNERS -
NET INCOME (LOSS)              $1,270,858   ($  697,631)  ($  193,308)
                                =========     =========     =========

NET INCOME (LOSS) per Unit     $     4.04   ($     2.22)  ($      .61)
                                =========     =========     =========

UNITS OUTSTANDING                 314,878       314,878       314,878
                                =========     =========     =========

                The accompanying notes are an integral
             part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-D
     Combined Statements of Changes in Partners' Capital (Deficit)
         For the Years Ended December 31, 1996, 1995, and 1994

                            Limited       General
                            Partners      Partner       Total
                         -------------  ----------  -------------

Balance, Dec. 31, 1993    $11,215,825   ($135,262)   $11,080,563
  Net income (loss)      (    193,308)    108,234   (     85,074)
  Cash distributions     (  1,965,000)  (  84,500)  (  2,049,500)
                           ----------     -------     ----------

Balance, Dec. 31, 1994    $ 9,057,517   ($111,528)   $ 8,945,989
  Net income (loss)      (    697,631)     44,055   (    653,576)
  Cash distributions     (  1,475,000)  (  76,000)  (  1,551,000)
                           ----------     -------     ----------

Balance, Dec. 31, 1995    $ 6,884,886   ($143,473)   $ 6,741,413
  Net income                1,270,858      99,743      1,370,601
  Cash distributions     (  1,528,000)  ( 175,226)  (  1,703,226)
                           ----------     -------     ----------

Balance, Dec. 31, 1996    $ 6,627,744   ($218,956)   $ 6,408,788
                           ==========     =======     ==========

               The accompanying notes are an integral
             part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-D
                   Combined Statements of Cash Flows
         For the Years Ended December 31, 1996, 1995, and 1994

                                  1996          1995          1994
                              ------------  ------------  ------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income (loss)            $1,370,601   ($  653,576)  ($   85,074)
  Adjustments to reconcile
    net income (loss) to net
    cash provided by operating
    activities:
    Depreciation, depletion,
      and amortization of oil
      and gas properties          800,433     1,548,167     2,812,182
    Impairment provision             -          370,172          -
    Gain on sale of oil
      and gas properties      (    80,630)  (    27,963)  (     2,133)
    (Increase) decrease in
      accounts receivable     (   162,813)       66,975       321,203
    (Increase) decrease in
      deferred charge              86,088        99,720   (   506,260)
    Increase (decrease) in
      accounts payable             13,159   (    48,428)       31,666
    Increase (decrease) in
      gas imbalance payable           790   (    90,500)  (    54,864)
    Increase (decrease) in
      accrued liability       (    18,638)       62,785        41,723
                                ---------     ---------     ---------
  Net cash provided by
    operating activities       $2,008,990    $1,327,352    $2,558,443
                                ---------     ---------     ---------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures        ($   22,210)  ($   58,694)  ($  100,082)
  Proceeds from sale of
    oil and gas properties        305,815        36,097         7,537
                                ---------     ---------     ---------
  Net cash provided (used)
   by investing activities     $  283,605   ($   22,597)  ($   92,545)
                                ---------     ---------     ---------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Cash distributions          ($1,703,226)  ($1,551,000)  ($2,049,500)
                                ---------     ---------     ---------
  Net cash used by financing
    activities                ($1,703,226)  ($1,551,000)  ($2,049,500)
                                ---------     ---------     ---------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS    $  589,369   ($  246,245)   $  416,398

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD          317,368       563,613       147,215
                                ---------     ---------     ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD             $  906,737    $  317,368    $  563,613
                                =========     =========     =========

               The accompanying notes are an integral
             part of these combined financial statements.

                   REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
GEODYNE PRODUCTION PARTNERSHIP II-E

     We have audited the combined balance sheets of the Geodyne Energy Income Limited Partnership II-E, an Oklahoma limited partnership, and Geodyne Production Partnership II-E, an Oklahoma general partnership, as of December 31, 1996 and 1995 and the related combined statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1996, 1995, and 1994. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-E and Geodyne Production Partnership II-E at December 31, 1996 and 1995 and the combined results of their operations and cash flows for the years ended December 31, 1996, 1995, and 1994, in conformity with generally accepted accounting principles.

     As disclosed in Note 1 to the combined financial statements, the Geodyne Energy Income Limited Partnership II-E and Geodyne Production Partnership II-E changed their method of accounting for impairment of their oil and gas properties as of October 1, 1995.


                              COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
March 14, 1997

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-E
                        Combined Balance Sheets
                      December 31, 1996 and 1995

                                ASSETS
                                ------

                                           1996          1995
                                       ------------  ------------

CURRENT ASSETS:
  Cash and cash equivalents             $  528,765    $  201,042
  Accounts receivable:
    Oil and gas sales, including
      $122,758 due from related
      parties at 1995                      512,573       409,630
                                         ---------     ---------
    Total current assets                $1,041,338    $  610,672

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          4,579,160     5,293,979

DEFERRED CHARGE                            355,647       374,745
                                         ---------     ---------
                                        $5,976,145    $6,279,396
                                         =========     =========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
              -------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                      $  133,181    $   90,392
  Gas imbalance payable                    161,181        84,265
                                         ---------     ---------
    Total current liabilities           $  294,362    $  174,657

ACCRUED LIABILITY                       $   59,234    $  134,283

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($  147,595)  ($  122,950)
  Limited Partners, issued and
    outstanding, 228,821 Units           5,770,144     6,093,406
                                         ---------     ---------
    Total Partners' capital             $5,622,549    $5,970,456
                                         ---------     ---------
                                        $5,976,145    $6,279,396
                                         =========     =========

                The accompanying notes are an integral
             part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-E
                   Combined Statements of Operations
         For the Years Ended December 31, 1996, 1995, and 1994

                                  1996          1995          1994
                              ------------  ------------  ------------

REVENUES:
  Oil and gas sales, including
    $593,218 and $618,067
    sales to related parties
    in 1995 and 1994           $2,693,317    $2,297,409    $2,480,706
  Interest income                  10,863         5,942         5,481
  Gain on sale of oil
    and gas properties            117,078        15,120         1,475
  Other income                       -             -            4,361
                                ---------     ---------     ---------
                               $2,821,258    $2,318,471    $2,492,023

COSTS AND EXPENSES:
  Lease operating              $  710,012    $  965,824    $  725,707
  Production tax                  203,065       182,683       218,191
  Depreciation, depletion,
    and amortization of oil
    and gas properties            728,518     1,358,410     2,075,423
  Impairment provision               -          465,045          -
  General and administrative      417,205       616,305       271,833
                                ---------     ---------     ---------
                               $2,058,800    $3,588,267    $3,291,154
                                ---------     ---------     ---------
NET INCOME (LOSS)              $  762,458   ($1,269,796)  ($  799,131)
                                =========     =========     =========

GENERAL PARTNER - NET INCOME   $   66,720    $    9,448    $   43,060
                                =========     =========     =========

LIMITED PARTNERS -
  NET INCOME (LOSS)            $  695,738   ($1,279,244)  ($  842,191)
                                =========     =========     =========

NET INCOME (LOSS) per Unit     $     3.04   ($     5.59)  ($     3.68)
                                =========     =========     =========

UNITS OUTSTANDING                 228,821       228,821       228,821
                                =========     =========     =========

                The accompanying notes are an integral
             part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-E
     Combined Statements of Changes in Partners' Capital (Deficit)
         For the Years Ended December 31, 1996, 1995, and 1994

                            Limited       General
                            Partners      Partner       Total
                         -------------  ----------  -------------

Balance, Dec. 31, 1993    $9,839,841    ($ 94,958)   $9,744,883
  Net income (loss)      (   842,191)      43,060   (   799,131)
  Cash distributions     ( 1,095,000)   (  52,500)  ( 1,147,500)
                           ---------      -------     ---------

Balance, Dec. 31, 1994    $7,902,650    ($104,398)   $7,798,252
  Net income (loss)      ( 1,279,244)       9,448   ( 1,269,796)
  Cash distributions     (   530,000)   (  28,000)  (   558,000)
                           ---------      -------     ---------

Balance, Dec. 31, 1995    $6,093,406    ($122,950)   $5,970,456
  Net income                 695,738       66,720       762,458
  Cash distributions     ( 1,019,000)   (  91,365)  ( 1,110,365)
                           ---------      -------     ---------

Balance, Dec. 31, 1996    $5,770,144    ($147,595)   $5,622,549
                           =========      =======     =========

               The accompanying notes are an integral
             part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-E
                   Combined Statements of Cash Flows
         For the Years Ended December 31, 1996, 1995, and 1994

                                  1996          1995          1994
                              ------------  ------------  ------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income (loss)            $  762,458   ($1,269,796)  ($  799,131)
  Adjustments to reconcile
    net income (loss) to net
    cash provided by operating
    activities:
    Depreciation, depletion,
      and amortization of oil
      and gas properties          728,518     1,358,410     2,075,423
    Impairment provision             -          465,045          -
    Gain on sale of oil
      and gas properties      (   117,078)  (    15,120)  (     1,475)
    (Increase) decrease in
      accounts receivable     (   102,943)  (    54,265)      223,408
    (Increase) decrease in
      deferred charge              19,098        64,136   (   322,362)
    Increase (decrease) in
      accounts payable             42,789   (     6,685)  (    13,503)
    Increase (decrease) in gas
      imbalance payable            76,916        42,485   (     3,938)
    Increase (decrease) in
      accrued liability       (    75,049)  (    45,814)       60,855
                                ---------     ---------     ---------
  Net cash provided by
    operating activities       $1,334,709    $  538,396    $1,219,277
                                ---------     ---------     ---------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures        ($   70,806)  ($   82,764)  ($   44,274)
  Proceeds from sale of
    oil and gas properties        174,185        43,062         2,308
                                ---------     ---------     ---------
Net cash provided (used) by
  investing activities         $  103,379   ($   39,702)  ($   41,966)
                                ---------     ---------     ---------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Cash distributions          ($1,110,365)  ($  558,000)  ($1,147,500)
                                ---------     ---------     ---------
  Net cash used by financing
    activities                ($1,110,365)  ($  558,000)  ($1,147,500)
                                ---------     ---------     ---------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS    $  327,723   ($   59,306)   $   29,811

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD          201,042       260,348       230,537
                                ---------     ---------     ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD             $  528,765    $  201,042    $  260,348
                                =========     =========     =========

                The accompanying notes are an integral
             part of these combined financial statements.

                   REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
GEODYNE PRODUCTION PARTNERSHIP II-F

     We have audited the combined balance sheets of the Geodyne Energy Income Limited Partnership II-F, an Oklahoma limited partnership, and Geodyne Production Partnership II-F, an Oklahoma general partnership, as of December 31, 1996 and 1995 and the related combined statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1996, 1995, and 1994. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-F and Geodyne Production Partnership II-F at December 31, 1996 and 1995 and the combined results of their operations and cash flows for the years ended December 31, 1996, 1995, and 1994, in conformity with generally accepted accounting principles.

     As disclosed in Note 1 to the combined financial statements, the Geodyne Energy Income Limited Partnership II-F and Geodyne Production Partnership II-F changed their method of accounting for impairment of their oil and gas properties as of October 1, 1995.



                              COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
March 14, 1997

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-F
                        Combined Balance Sheets
                      December 31, 1996 and 1995

                                ASSETS
                                ------

                                           1996          1995
                                       ------------  ------------
CURRENT ASSETS:
  Cash and cash equivalents             $  441,903    $  325,816
  Accounts receivable:
    General Partner                     $   15,285          -
    Oil and gas sales, including
      $66,788 due from related
      parties at 1995                      429,839       352,473
                                         ---------     ---------
    Total current assets                $  887,027    $  678,289

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          4,353,347     4,936,055

DEFERRED CHARGE                             71,703       119,115
                                         ---------     ---------
                                        $5,312,077    $5,733,459
                                         =========     =========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
              -------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                      $   42,918    $   79,348
  Gas imbalance payable                     31,577        23,373
                                         ---------     ---------
    Total current liabilities           $   74,495    $  102,721

ACCRUED LIABILITY                       $   28,322    $   23,330

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($  105,914)  ($   84,377)
  Limited Partners, issued and
    outstanding, 171,400 Units           5,315,174     5,691,785
                                         ---------     ---------
    Total Partners' capital             $5,209,260    $5,607,408
                                         ---------     ---------
                                        $5,312,077    $5,733,459
                                         =========     =========


                The accompanying notes are an integral
             part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
             GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-F
                   Combined Statements of Operations
         For the Years Ended December 31, 1996, 1995, and 1994

                                      1996        1995         1994
                                  ------------  ----------  ----------
REVENUES:
  Oil and gas sales, including
    $367,527 and $543,786 of
    sales to related parties
    in 1995 and 1994               $2,433,313   $2,028,592  $2,316,564
  Interest income                      14,218        9,818       8,634
  Gain on sale of oil
    and gas properties                122,579       27,433       1,130
                                    ---------    ---------   ---------
                                   $2,570,110   $2,065,843  $2,326,328

COSTS AND EXPENSES:
  Lease operating                  $  485,892   $  522,525  $  582,556
  Production tax                      158,092      139,134     195,080
  Depreciation, depletion,
    and amortization of oil
    and gas properties                531,040    1,036,058   1,269,912
  Impairment provision                   -         312,270        -
  General and administrative          206,749      200,801     204,758
                                    ---------    ---------   ---------
                                   $1,381,773   $2,210,788  $2,252,306
                                    ---------    ---------   ---------
NET INCOME (LOSS)                  $1,188,337  ($  144,945) $   74,022
                                    =========    =========   =========

GENERAL PARTNER - NET INCOME       $   79,948   $   46,686  $   54,498
                                    =========    =========   =========

LIMITED PARTNERS - NET INCOME
  (LOSS)                           $1,108,389  ($  191,631) $   19,524
                                    =========    =========   =========

NET INCOME (LOSS) per Unit         $     6.47  ($     1.12) $      .11
                                    =========    =========   =========

UNITS OUTSTANDING                     171,400      171,400     171,400
                                    =========    =========   =========

                The accompanying notes are an integral
             part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-F
     Combined Statements of Changes in Partners' Capital (Deficit)
         For the Years Ended December 31, 1996, 1995, and 1994


                              Limited      General
                              Partners     Partner       Total
                            ------------  ---------  ------------

Balance, Dec. 31, 1993       $8,458,892   ($ 52,561)  $8,406,331
  Net income                     19,524      54,498       74,022
  Cash distributions        ( 1,580,000)  (  82,000) ( 1,662,000)
                              ---------     -------    ---------

Balance, Dec. 31, 1994       $6,898,416   ($ 80,063)  $6,818,353
  Net income (loss)         (   191,631)     46,686  (   144,945)
  Cash distributions        ( 1,015,000)  (  51,000) ( 1,066,000)
                              ---------     -------    ---------

Balance, Dec. 31, 1995       $5,691,785   ($ 84,377)  $5,607,408
  Net income                  1,108,389      79,948    1,188,337
  Cash distributions        ( 1,485,000)  ( 101,485) ( 1,586,485)
                              ---------     -------    ---------

Balance, Dec. 31, 1996       $5,315,174   ($105,914)  $5,209,260
                              =========     =======    =========

                The accompanying notes are an integral
             part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-F
                   Combined Statements of Cash Flows
         For the Years Ended December 31, 1996, 1995, and 1994

                                  1996          1995          1994
                              ------------  ------------  ------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income (loss)            $1,188,337   ($  144,945)   $   74,022
  Adjustments to reconcile
    net income (loss) to
    net cash provided by
    operating activities:
    Depreciation, depletion,
      and amortization of oil
      and gas properties          531,040     1,036,058     1,269,912
    Impairment provision             -          312,270          -
    Gain on sale of oil
      and gas properties      (   122,579)  (    27,433)  (     1,130)
    Increase in accounts
      receivable - general
      partner                 (    15,285)         -             -
    (Increase) decrease in
      accounts receivable -
      oil and gas sales       (    77,366)  (    30,509)       89,992
    (Increase) decrease in
      deferred charge              47,412   (    20,864)  (    52,880)
    Increase (decrease) in
      accounts payable        (    36,430)       13,954         4,291
    Increase (decrease) in
      gas imbalance payable         8,204   (    20,210)        2,965
    Increase (decrease) in
      accrued liability             4,992   (    16,772)        4,006
                                ---------     ---------     ---------
  Net cash provided by
    operating activities       $1,528,325    $1,101,549    $1,391,178
                                ---------     ---------     ---------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures        ($   11,332)  ($   18,171)  ($   38,920)
  Proceeds from sale of
    oil and gas properties        185,579        71,041         2,412
                                ---------     ---------     ---------
Net cash provided (used) by
  investing activities         $  174,247    $   52,870   ($   36,508)
                                ---------     ---------     ---------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Cash distributions          ($1,586,485)  ($1,066,000)  ($1,662,000)
                                ---------     ---------     ---------
  Net cash used by financing
    activities                ($1,586,485)  ($1,066,000)  ($1,662,000)
                                ---------     ---------     ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS    $  116,087    $   88,419   ($  307,330)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD          325,816       237,397       544,727
                                ---------     ---------     ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD             $  441,903    $  325,816    $  237,397
                                =========     =========     =========


                The accompanying notes are an integral
             part of these combined financial statements.

                   REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
GEODYNE PRODUCTION PARTNERSHIP II-G

     We have audited the combined balance sheets of the Geodyne Energy Income Limited Partnership II-G, an Oklahoma limited partnership, and Geodyne Production Partnership II-G, an Oklahoma general partnership, as of December 31, 1996 and 1995 and the related combined statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1996, 1995, and 1994. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-G and Geodyne Production Partnership II-G at December 31, 1996 and 1995 and the combined results of their operations and cash flows for the years ended December 31, 1996, 1995, and 1994, in conformity with generally accepted accounting principles.

     As disclosed in Note 1 to the combined financial statements, the Geodyne Energy Income Limited Partnership II-G and Geodyne Production Partnership II-G changed their method of accounting for impairment of their oil and gas properties as of October 1, 1995.



                              COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
March 14, 1997

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-G
                        Combined Balance Sheets
                      December 31, 1996 and 1995

                                ASSETS
                                ------

                                         1996           1995
                                     -------------  -------------
CURRENT ASSETS:
  Cash and cash equivalents           $   932,165    $   661,921
  Accounts receivable:
    General Partner                        34,620           -
    Oil and gas sales, including
      $141,036 due from related
      parties at 1995                     911,439        748,457
                                       ----------     ----------
    Total current assets              $ 1,878,224    $ 1,410,378

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method         9,542,790     10,851,397

DEFERRED CHARGE                           155,718        257,374
                                       ----------     ----------
                                      $11,576,732    $12,519,149
                                       ==========     ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
              -------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                    $    93,647    $   176,095
  Gas imbalance payable                    71,995         50,501
                                       ----------     ----------
    Total current liabilities         $   165,642    $   226,596

ACCRUED LIABILITY                     $    56,912    $    50,802

PARTNERS' CAPITAL (DEFICIT):
  General Partner                    ($   244,312)  ($   197,620)
  Limited Partners, issued and
    outstanding, 372,189 Units         11,598,490     12,439,371
                                       ----------     ----------
    Total Partners' capital           $11,354,178    $12,241,751
                                       ----------     ----------
                                      $11,576,732    $12,519,149
                                       ==========     ==========


                The accompanying notes are an integral
             part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-G
                   Combined Statements of Operations
         For the Years Ended December 31, 1996, 1995, and 1994

                                   1996          1995         1994
                               ------------  ------------  ----------
REVENUES:
  Oil and gas sales, including
    $776,211 and $1,150,665 of
    sales to related parties
    in 1995 and 1994             $5,158,799   $4,348,087    $5,116,776
  Interest income                    29,659       20,378        19,121
  Gain on sale of oil
    and gas properties              225,341       51,339         1,377
                                  ---------    ---------    ----------

                                 $5,413,799   $4,419,804    $5,137,274

COSTS AND EXPENSES:
  Lease operating                $1,048,439   $1,152,908    $1,396,694
  Production tax                    337,815      302,449       430,864
  Depreciation, depletion,
    and amortization of oil
    and gas properties            1,163,236    2,306,915     2,809,502
  Impairment provision                 -         839,228          -
  General and administrative        448,345      437,613       441,568
  Other                                -            -           32,648
                                  ---------    ---------     ---------
                                 $2,997,835   $5,039,113    $5,111,276
                                  ---------    ---------     ---------

NET INCOME (LOSS)                $2,415,964  ($  619,309)   $   25,998
                                  =========    =========     =========

GENERAL PARTNER - NET INCOME     $  165,845   $   94,880    $  113,680
                                  =========    =========     =========

LIMITED PARTNERS - NET INCOME
(LOSS)                           $2,250,119  ($  714,189)  ($   87,682)
                                  =========    =========     =========

NET INCOME (LOSS) per Unit       $     6.05  ($     1.92)  ($      .24)
                                  =========    =========     =========

UNITS OUTSTANDING                  372,189       372,189       372,189
                                  =========    =========     =========

                The accompanying notes are an integral
             part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-G
     Combined Statements of Changes in Partners' Capital (Deficit)
         For the Years Ended December 31, 1996, 1995, and 1994


                            Limited       General
                            Partners      Partner       Total
                         -------------  ----------  -------------

Balance, Dec. 31, 1993    $18,646,242   ($122,180)   $18,524,062
  Net income (loss)      (     87,682)    113,680         25,998
  Cash distributions     (  3,245,000)  ( 173,000)  (  3,418,000)
                           ----------     -------     ----------

Balance, Dec. 31, 1994    $15,313,560   ($181,500)   $15,132,060
  Net income (loss)      (    714,189)     94,880   (    619,309)
  Cash distributions     (  2,160,000)  ( 111,000)  (  2,271,000)
                           ----------     -------     ----------

Balance, Dec. 31, 1995    $12,439,371   ($197,620)   $12,241,751
  Net income                2,250,119     165,845      2,415,964
  Cash distributions     (  3,091,000)  ( 212,537)  (  3,303,537)
                           ----------     -------     ----------

Balance, Dec. 31, 1996    $11,598,490   ($244,312)   $11,354,178
                           ==========     =======     ==========

                The accompanying notes are an integral
             part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-G
                   Combined Statements of Cash Flows
         For the Years Ended December 31, 1996, 1995, and 1994

                                  1996          1995          1994
                              ------------  ------------  ------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income (loss)            $ 2,415,964  ($  619,309)   $   25,998
  Adjustments to reconcile
    net income (loss) to
    net cash provided by
      operating activities:
    Depreciation, depletion,
      and amortization of oil
      and gas properties        1,163,236     2,306,915     2,809,502
    Impairment provision              -         839,228          -
    Gain on sale of oil
      and gas properties      (   225,341)  (    51,339)  (     1,377)
    Increase in accounts
      receivable - general
      partner                 (    34,620)         -             -
    (Increase) decrease in
      accounts receivable -
      oil and gas sales       (   162,982)  (    60,518)      217,929
    (Increase) decrease in
      deferred charge             101,656   (    38,296)  (   122,766)
    Increase (decrease) in
      accounts payable        (    82,448)       36,125         9,959
    Increase (decrease) in
      gas imbalance payable        21,494   (    43,913)        2,370
    Increase (decrease) in
      accrued liability             6,110   (    39,539)       10,876
                                ---------     ---------     ---------
  Net cash provided by
    operating activities       $3,203,069    $2,329,354    $2,952,491
                                ---------     ---------     ---------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures        ($   27,441)  ($   40,899)  ($  114,454)
  Proceeds from sale of
    oil and gas properties        398,153       152,349         5,546
                                ---------     ---------     ---------
  Net cash provided (used) by
    investing activities       $  370,712    $  111,450   ($  108,908)
                                ---------     ---------     ---------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Cash distributions          ($3,303,537)  ($2,271,000)  ($3,418,000)
                                ---------     ---------     ---------
  Net cash used by financing
    activities                ($3,303,537)  ($2,271,000)  ($3,418,000)
                                ---------     ---------     ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS    $  270,244    $  169,804   ($  574,417)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD          661,921       492,117     1,066,534
                                ---------     ---------     ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD             $  932,165    $  661,921    $  492,117
                                =========     =========     =========

                The accompanying notes are an integral
             part of these combined financial statements.

                   REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
GEODYNE PRODUCTION PARTNERSHIP II-H

     We have audited the combined balance sheets of the Geodyne Energy Income Limited Partnership II-H, an Oklahoma limited partnership, and Geodyne Production Partnership II-H, an Oklahoma general partnership, as of December 31, 1996 and 1995 and the related combined statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1996, 1995, and 1994. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-H and Geodyne Production Partnership II-H at December 31, 1996 and 1995 and the combined results of their operations and cash flows for the years ended December 31, 1996, 1995, and 1994, in conformity with generally accepted accounting principles.

     As disclosed in Note 1 to the combined financial statements, the Geodyne Energy Income Limited Partnership II-H and Geodyne Production Partnership II-H changed their method of accounting for impairment of their oil and gas properties as of October 1, 1995.

                              COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
March 14, 1997

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-H
                        Combined Balance Sheets
                      December 31, 1996 and 1995

                                ASSETS
                                ------

                                           1996          1995
                                       ------------  ------------
CURRENT ASSETS:
  Cash and cash equivalents             $  221,484    $  158,812
  Accounts receivable:
    General Partner                          9,151          -
    Oil and gas sales, including
      $33,220 due from related
      parties at 1995                      216,574       179,505
                                         ---------     ---------
    Total current assets                $  447,209    $  338,317

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          2,304,814     2,624,277

DEFERRED CHARGE                             38,222        62,062
                                         ---------     ---------
                                        $2,790,245    $3,024,656
                                         =========     =========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
              -------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                      $   23,354    $   45,404
  Gas imbalance payable                     16,547        11,211
                                         ---------     ---------
    Total current liabilities           $   39,901    $   56,615

ACCRUED LIABILITY                       $   14,139    $   12,779

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($   58,835)  ($   47,635)
  Limited Partners, issued and
    outstanding, 91,711 Units            2,795,040     3,002,897
                                         ---------     ---------
    Total Partners' capital             $2,736,205    $2,955,262
                                         ---------     ---------
                                        $2,790,245    $3,024,656
                                         =========     =========

                The accompanying notes are an integral
             part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-H
                   Combined Statements of Operations
         For the Years Ended December 31, 1996, 1995, and 1994

                                  1996          1995          1994
                              ------------  ------------  ------------
REVENUES:
  Oil and gas sales, including
    $182,878 and $272,053 of
    sales to related parties
    in 1995 and 1994           $1,230,222    $1,042,735    $1,208,886
  Interest income                   6,728         4,721         4,315
  Gain on sale of
    oil and gas properties         51,909        11,436         4,175
                                ---------     ---------     ---------

                               $1,288,859    $1,058,892    $1,217,376

COSTS AND EXPENSES:
  Lease operating              $  257,850    $  284,635    $  322,897
  Production tax                   81,540        74,349       104,796
  Depreciation, depletion,
    and amortization of oil
    and gas properties            280,796       550,384       699,724
  Impairment provision               -          259,808          -
  General and administrative      110,738       107,236       110,634
                                ---------     ---------     ---------
                               $  730,924    $1,276,412    $1,238,051
                                ---------     ---------     ---------
NET INCOME (LOSS)              $  557,935   ($  217,520)  ($   20,675)
                                =========     =========     =========

GENERAL PARTNER - NET INCOME   $   38,792    $   21,532    $   26,955
                                =========     =========     =========

LIMITED PARTNERS - NET INCOME
(LOSS)                         $  519,143   ($  239,052)  ($   47,630)
                                =========     =========     =========

NET INCOME (LOSS) per Unit     $     5.66   ($     2.61)  ($      .52)
                                =========     =========     =========

UNITS OUTSTANDING                  91,711        91,711        91,711
                                =========     =========     =========

                The accompanying notes are an integral
             part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-H
     Combined Statements of Changes in Partners' Capital (Deficit)
         For the Years Ended December 31, 1996, 1995, and 1994


                              Limited      General
                              Partners     Partner       Total
                            ------------  ---------  ------------

Balance, Dec. 31, 1993       $4,574,579   ($29,122)   $4,545,457
  Net income (loss)         (    47,630)    26,955   (    20,675)
  Cash distributions        (   770,000)  ( 40,000)  (   810,000)
                              ---------     ------     ---------

Balance, Dec. 31, 1994       $3,756,949   ($42,167)   $3,714,782
  Net income (loss)         (   239,052)   $21,532   (   217,520)
  Cash distributions        (   515,000)  ( 27,000)  (   542,000)
                              ---------     ------     ---------

Balance, Dec. 31, 1995       $3,002,897   ($47,635)   $2,955,262
  Net income                    519,143     38,792       557,935
  Cash distributions        (   727,000)  ( 49,992)  (   776,992)
                              ---------     ------     ---------

Balance, Dec. 31, 1996       $2,795,040   ($58,835)   $2,736,205
                              =========     ======     =========

                The accompanying notes are an integral
             part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-H
                   Combined Statements of Cash Flows
         For the Years Ended December 31, 1996, 1995, and 1994

                                       1996        1995        1994
                                    ----------  ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                  $557,935   ($217,520)  ($ 20,675)
  Adjustments to reconcile
    net income (loss) to net
    cash provided by operating
    activities:
    Depreciation, depletion,
      and amortization of oil
      and gas properties              280,796     550,384     699,724
    Impairment provision                 -        259,808        -
    Gain on sale of oil
      and gas properties            (  51,909)  (  11,436)  (   4,175)
    Increase in accounts
      receivable - general
      partner                       (   9,151)       -           -
    (Increase) decrease in
      accounts receivable -
      oil and gas sales             (  37,069)  (  12,671)     46,724
    (Increase) decrease in
      deferred charge                  23,840   (  12,223)  (  25,782)
    Increase (decrease) in
      accounts payable              (  22,050)     11,408       1,874
    Increase (decrease) in gas
      imbalance payable                 5,336   (   7,479)  (   1,905)
    Increase (decrease) in
      accrued liability                 1,360   (   9,902)      2,727
                                      -------     -------     -------
  Net cash provided by
    operating activities             $749,088    $550,369    $698,512
                                      -------     -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures              ($  6,306)  ($ 10,563)  ($ 21,559)
  Proceeds from sale of
    oil and gas properties             96,882      36,904       1,585
                                      -------     -------     -------
Net cash provided (used) by
  investing activities               $ 90,576    $ 26,341   ($ 19,974)
                                      -------     -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Cash distributions                ($776,992)  ($542,000)  ($810,000)
                                      -------     -------     -------
  Net cash used by financing
    activities                      ($776,992)  ($542,000)  ($810,000)
                                      -------     -------     -------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS          $ 62,672    $ 34,710   ($131,462)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD              158,812     124,102     255,564
                                      -------     -------     -------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                   $221,484    $158,812    $124,102
                                      =======     =======     =======

                The accompanying notes are an integral
             part of these combined financial statements.

                   GEODYNE ENERGY INCOME PROGRAM II
                Notes to Combined Financial Statements
         For the Years Ended December 31, 1996, 1995, and 1994

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Nature of Operations

     The Geodyne Energy Income Limited Partnerships (the "Partner-ships") were formed pursuant to a public offering of depositary units ("Units"). Upon formation, investors became limited partners (the "Limited Partners") and held Units issued by each Partnership. Geodyne Resources, Inc. is the general partner of each Partnership. Each Partnership is a general partner in the related Geodyne Production Partnership (the "Production Partnership") in which Geodyne Resources, Inc. serves as the managing partner. Limited Partner capital contributions were contributed to the related Production Partnerships for investment in producing oil and gas properties. The Partnerships were activated on the following dates with the following Limited Partner capital contributions.

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

     An affiliate of the General Partner owned the following Units at December 31, 1996:

                        Number of        Percent of
        Partnership    Units Owned    Outstanding Units
        -----------    -----------    -----------------
           II-A         55,866.00          11.5%
           II-B         48,304.00          13.4%
           II-C         22,201.50          14.4%
           II-D         35,495.00          11.3%
           II-E         30,267.67          13.2%
           II-F         21,700.75          12.7%
           II-G         35,414.00           9.5%
           II-H         12,070.00          13.2%

     The Partnerships' sole business is the development and production of oil and gas. Substantially all of the Partnerships' gas reserves are being sold regionally in the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines.


     Allocation of Costs and Revenues

     The combination of the allocation provisions in each Partner-ship's limited partnership agreement and each Production Partnership's partnership agreement (collectively, the "Partnership Agreement") results in allocations of costs and income between the Limited Partners and General Partner as follows:

                             Before Payout        After Payout
                           ------------------  ------------------
                           General   Limited   General   Limited
                           Partner   Partners  Partner   Partners
                           --------  --------  --------  --------
        Costs(1)
------------------------
Sales commissions, pay-
  ment for organization
  and offering costs
  and management fee         1%        99%         -         -
Property acquisition
  costs                      1%        99%         1%       99%
Identified development
  drilling                   1%        99%         1%       99%
Development drilling(2)      5%        95%        15%       85%
General and administra-
  tive costs, direct
  administrative costs
  and operating costs(2)     5%        95%        15%       85%

        Income(1)
-----------------------
Temporary investments of
  Limited Partners'
  subscriptions              1%        99%         1%       99%
Income from oil and gas
  production(2)              5%        95%        15%       85%
Gain on sale of produc-
  ing properties(2)          5%        95%        15%       85%
All other income(2)          5%        95%        15%       85%

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

     Credit Risks

     Accrued oil and gas sales which are due from a variety of oil and gas purchasers subject the Partnerships to a concentration of credit risk. Some of these purchasers are discussed in Note 3 - Major Customers. Subsequent to year-end, all oil and gas sales accrued as of December 31, 1996 have been collected.


     Receivable from General Partner

     The receivable from the General Partner at December 31, 1996 for the II-F, II-G, and II-H Partnerships represents proceeds due to such Partnerships for the sale of oil and gas properties. Subsequent to December 31, 1996 such receivable was paid to the II-F, II-G, and II-H Partnerships.


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

     Depletion of the cost of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the units-of-production method. The Partnerships' calculation of depreciation, depletion, and amortization includes estimated dismantlement and abandonment costs, net of estimated salvage values. The depreciation, depletion, and amortization rates per equivalent barrel of oil produced during the years ended December 31, 1996, 1995, and 1994 were as follows:

             Partnership    1996     1995     1994
             -----------    -----    -----    -----

                II-A        $3.05    $4.44    $6.01
                II-B         3.82     5.09     7.22
                II-C         2.86     4.45     6.59
                II-D         2.36     3.81     6.59
                II-E         3.69     6.18     9.94
                II-F         3.05     5.29     6.27
                II-G         3.14     5.48     6.18
                II-H         3.14     5.40     6.56

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

No such charge was recorded for any Partnership for the year ended December 31, 1996 under SFAS No. 121 or during the year ended December 31, 1994 pursuant to the Partnerships' prior impairment policy.

     Subsequent to December 31, 1996, the oil and gas industry has seen a drop in oil and gas prices. The Partnerships' reserves were determined at December 31, 1996 using oil and gas prices of approximately $23.75 per barrel and $3.57 per Mcf, respectively. As of the date of this Annual Report on Form 10-K, oil and gas prices received by the Partnerships have decreased to approximately $19.00 per barrel and $1.60 per Mcf, respectively (the "Filing Date Prices"). If the Filing Date Prices, as opposed to December 31, 1996 prices, were used to determine the recoverability of the Partnerships' oil and gas reserves, impairment provisions of the following approximate amounts would have been required at December 31, 1996:

               Partnership          Amount
               -----------         --------
                 II-A              $224,000
                 II-B               135,000
                 II-C                37,000
                 II-D               144,000
                 II-E               318,000
                 II-F               209,000
                 II-G               490,000
                 II-H               126,000

If the Filing Date Prices are in effect on March 31, 1997, the above impairment provisions will be reflected in the Partnerships' financial statements as of March 31, 1997. Impairment provisions do not impact the Partnerships' cash flows from operating activities; however, they do impact the amount of General Partner and Limited Partner capital. The risk that the Partnerships will be required to record further impairment provisions in the future, beyond those noted above, increases when oil and gas prices are depressed. Accordingly, II-A Partnership has six fields, the II-B Partnership has three fields, the II-C and II-H Partnerships have four fields, the II-D Partnership has five fields, the II-E Partnership has seven fields, the II-F Partnership has two fields, and the II-G Partnership has one field in which it is reasonably possible that additional impairment provisions will be recorded in the near term if oil and gas prices decrease below the Filing Date Prices.

     Deferred Charge

     The Deferred Charge represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. At December 31, 1996 and 1995, cumulative total gas sales volumes for underproduced wells were less than the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                          1996                     1995
                  -------------------      ---------------------
   Partnership       Mcf      Amount          Mcf       Amount
   -----------    ---------  --------      ---------  ----------

      II-A        1,102,450  $948,217      1,100,703  $1,169,277
      II-B          183,942   160,103        189,899     226,303
      II-C          249,967   164,953        305,202     259,941
      II-D          987,573   863,139      1,069,431     949,227
      II-E          393,284   355,647        370,778     374,745
      II-F          125,994    71,703        179,850     119,115
      II-G          269,269   155,718        383,282     257,374
      II-H           65,248    38,222         91,013      62,062


     Accrued Liability

     The Accrued Liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. At December 31, 1996 and 1995, cumulative total gas sales volumes for overproduced wells exceeded the Partnerships' pro-rata share of total gas production from these wells by the following amounts:


                          1996                 1995
                    -----------------    -----------------
     Partnership      Mcf     Amount       Mcf     Amount
     -----------    -------  --------    -------  --------

        II-A        184,494  $158,683    342,978  $272,667
        II-B         99,033    86,198    261,201   301,684
        II-C        104,786    69,148    194,491   138,658
        II-D        305,243   266,782    382,457   285,420
        II-E         65,503    59,234    176,074   134,283
        II-F         49,767    28,322     47,211    23,330
        II-G         98,412    56,912    101,552    50,802
        II-H         24,136    14,139     24,489    12,779

     Oil and Gas Sales and Gas Imbalance Payable

     The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the
Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. At December 31, 1996 and 1995 total sales exceeded the Partnerships' share of estimated total gas reserves as follows:


                         1996                  1995
                   -----------------    -------------------
    Partnership      Mcf     Amount       Mcf      Amount
    -----------    -------  --------    -------  ----------

       II-A         67,662  $101,493     86,302  $164,837
       II-B         11,370    17,055      8,047    15,048
       II-C          6,924    10,386     31,689    59,892
       II-D         78,875   118,313     60,893   117,523
       II-E        107,454   161,181     43,213    84,265
       II-F         21,051    31,577     11,986    23,373
       II-G         47,997    71,995     25,898    50,501
       II-H         11,031    16,547      5,749    11,211


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


2.   TRANSACTIONS WITH RELATED PARTIES

     The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the Partnerships, based on an allocation of actual costs incurred. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative costs for the years ended December 31, 1996, 1995, and 1994:

        Partnership      1996        1995        1994
        -----------    --------    --------    --------

           II-A        $509,772    $509,772    $509,772
           II-B         380,760     380,760     380,757
           II-C         162,756     162,756     162,759
           II-D         331,452     331,452     331,451
           II-E         240,864     240,864     240,864
           II-F         180,420     180,420     180,421
           II-G         391,776     391,776     391,778
           II-H          96,540      96,540      96,358


     Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with these activities, together with any compressor rentals, consulting, or other services provided.

     During 1994 and 1995 the Partnerships sold gas at market prices to El Paso Energy Marketing Company, formerly known as Premier Gas Company ("El Paso"). El Paso, like other similar gas marketing firms, then resold such gas to third parties at market prices. El Paso was an affiliate of the Partnerships until December 6, 1995. The following table summarizes the total amount of the Partnerships' sales to El Paso during the years ended December 31, 1995 and 1994:


        Partnership      1995         1994
        -----------    --------    ----------

           II-A        $825,515    $1,085,911
           II-B         374,717       595,951
           II-C         225,948       365,980
           II-D         682,346       909,348
           II-E         593,218       618,067
           II-F         367,527       543,786
           II-G         776,211     1,150,665
           II-H         182,878       272,053


The following table summarizes the amount of the Partnerships' accrued oil and gas sales due from El Paso at December 31, 1995:


              Partnership      1995
              -----------    --------

                 II-A        $153,461
                 II-B          81,240
                 II-C          46,202
                 II-D         124,908
                 II-E         122,758
                 II-F          66,788
                 II-G         141,036
                 II-H          33,220


3.   MAJOR CUSTOMERS

     The following table sets forth purchasers who individually accounted for more than ten percent of the Partnerships' combined oil and gas sales for the years ended December 31, 1996, 1995, and 1994:

Partnership            Purchaser               Percentage
-----------    ------------------------    ---------------------
                                           1996    1995    1994
                                           -----   -----   -----

   II-A        El Paso                     23.5%   17.7%   17.0%
               Hallwood Petroleum, Inc.
                 ("Hallwood")              13.9%   15.5%   14.4%
               Amoco Production Company
                 ("Amoco")                 14.7%   14.3%   12.9%
               J-O'B Operating ("J-O'B")   10.6%     -       -

   II-B        Hallwood                    18.1%   21.0%   18.0%
               El Paso                     22.5%   11.7%   12.7%
               Amoco                       11.0%     -       -
               J-O'B                       11.0%     -       -

   II-C        El Paso                     24.5%   14.9%   16.0%
               Amoco                       10.5%     -       -

   II-D        El Paso                     19.1%   17.5%   18.8%

   II-E        El Paso                     30.8%   25.8%   24.9%

   II-F        El Paso                     22.4%   18.1%   23.5%
               Texaco Exploration and
                 Production, Inc.
                 ("Texaco")                12.5%   14.1%     - %

   II-G        El Paso                     22.4%   17.9%   22.5%
               Texaco                      12.6%   13.9%     - %

   II-H        El Paso                     22.1%   17.5%   22.5%
               Texaco                      12.7%   13.7%     - %


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

     Capitalized Costs

     The capitalized costs and accumulated depreciation, depletion, amortization, and valuation allowance at December 31, 1996 and 1995 were as follows:


                           II-A Partnership
                            ---------------

                               1996             1995
                           -------------    -------------

   Proved properties        $31,896,851      $36,017,026
   Unproved properties,
     not subject to
     depreciation,
     depletion, and
     amortization               461,419          461,419
                             ----------       ----------
                            $32,358,270      $36,478,445

   Less accumulated
     depreciation,
     depletion, amorti-
     zation, and valua-
     tion allowance        ( 26,187,477)    ( 29,087,633)
                             ----------       ----------
       Net oil and gas
         properties        $  6,170,793      $ 7,390,812
                             ==========       ==========

                           II-B Partnership
                            ---------------

                               1996             1995
                           -------------    -------------

   Proved properties        $21,846,398      $26,611,424
   Unproved properties,
     not subject to
     depreciation,
     depletion, and
     amortization               396,985          396,985
                             ----------       ----------
                            $22,243,383      $27,008,409
   Less accumulated
     depreciation,
     depletion, amorti-
     zation, and valua-
     tion allowance        ( 18,102,974)    ( 21,749,657)
                             ----------       ----------
       Net oil and gas
         properties         $ 4,140,409      $ 5,258,752
                             ==========       ==========


                           II-C Partnership
                           ----------------

                               1996             1995
                           -------------    -------------

   Proved properties        $10,268,834      $11,807,787
   Unproved properties,
     not subject to
     depreciation,
     depletion, and
     amortization                30,441           30,441
                             ----------       ----------
                            $10,299,275      $11,838,228

   Less accumulated
     depreciation,
     depletion, amorti-
     zation, and valua-
     tion allowance        (  8,250,396)    (  9,265,944)
                             ----------       ----------
       Net oil and gas
         properties         $ 2,048,879      $ 2,572,284
                             ==========       ==========

                           II-D Partnership
                           ----------------

                               1996             1995
                           -------------    -------------

   Proved properties        $20,297,277      $22,632,078
   Unproved properties,
     not subject to
     depreciation,
     depletion, and
     amortization                    16               16
                             ----------       ----------
                            $20,297,293      $22,632,094
   Less accumulated
     depreciation,
     depletion, amorti-
     zation, and valua-
     tion allowance        ( 15,906,502)    ( 17,237,895)
                             ----------       ----------
       Net oil and gas
         properties         $ 4,390,791      $ 5,394,199
                             ==========       ==========


                           II-E Partnership
                           ----------------

                               1996             1995
                           -------------    -------------

   Proved properties        $16,396,307      $17,520,680
   Unproved properties,
     not subject to
     depreciation,
     depletion, and
     amortization               680,978          680,978
                             ----------       ----------
                            $17,077,285      $18,201,658
   Less accumulated
     depreciation,
     depletion, amorti-
     zation, and valua-
     tion allowance        ( 12,498,125)    ( 12,907,679)
                             ----------       ----------
       Net oil and gas
         properties         $ 4,579,160      $ 5,293,979
                             ==========       ==========

                           II-F Partnership
                           ----------------

                               1996             1995
                           -------------    -------------

   Proved properties        $11,884,071      $13,331,175
   Unproved properties,
     not subject to
     depreciation,
     depletion, and
     amortization             1,168,905        1,168,905
                             ----------       ----------
                            $13,052,976      $14,500,080
   Less accumulated
     depreciation,
     depletion, amorti-
     zation, and valua-
     tion allowance        (  8,699,629)    (  9,564,025)
                             ----------       ----------
       Net oil and gas
         properties         $ 4,353,347      $ 4,936,055
                             ==========       ==========


                           II-G Partnership
                           ----------------

                               1996             1995
                           -------------    -------------

   Proved properties        $25,536,919      $28,899,424
   Unproved properties,
     not subject to
     depreciation,
     depletion, and
     amortization             2,612,125        2,612,125
                             ----------       ----------
                            $28,149,044      $31,511,549
   Less accumulated
     depreciation,
     depletion, amorti-
     zation, and valua-
     tion allowance        ( 18,606,254)    ( 20,660,152)
                             ----------       ----------
       Net oil and gas
         properties         $ 9,542,790      $10,851,397
                             ==========       ==========

                           II-H Partnership
                           ----------------

                               1996             1995
                           -------------    -------------

   Proved properties        $6,239,240       $ 7,097,729
   Unproved properties,
     not subject to
     depreciation,
     depletion, and
     amortization              660,832           660,832
                             ---------        ----------
                            $6,900,072       $ 7,758,561
   Less accumulated
     depreciation,
     depletion, amorti-
     zation, and valua-
     tion allowance        ( 4,595,258)     (  5,134,284)
                             ---------        ----------
       Net oil and gas
         properties         $2,304,814       $ 2,624,277
                             =========        ==========


     Costs Incurred

     The Partnerships incurred no costs in connection with oil and gas acquisition or exploration activities during the years ended December 31, 1996, 1995, or 1994. Costs incurred by the Partnerships in connection with their oil and gas property development activities for the years ended December 31, 1996, 1995, and 1994 were as follows:


           Partnership      1996      1995      1994
           -----------    --------  --------  --------

              II-A         $98,540  $168,118  $305,300
              II-B          89,173   217,765   203,350
              II-C           5,076    77,297    58,552
              II-D          22,210    58,694   100,082
              II-E          70,806    82,764    44,274
              II-F          11,332    18,171    38,920
              II-G          27,441    40,899   114,454
              II-H           6,306    10,563    21,559

     Quantities of Proved Oil and Gas Reserves - Unaudited

     The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States, for the periods indicated. The proved reserves at December 31, 1996, 1995, and 1994 were estimated by petroleum engineers employed by affiliates of the Partnerships. Certain reserve information was reviewed by Ryder Scott Company Petroleum Engineers, an independent petroleum engineering firm.

                           II-A Partnership
                           ----------------


                                     Crude        Natural
                                      Oil           Gas
                                   (Barrels)       (Mcf)
                                   ---------   ------------

Proved reserves, Dec. 31, 1993      695,009     10,501,238
  Production                       (150,281)   ( 2,226,658)
  Sales of minerals in
    place                          (  2,147)   (     3,261)
  Revision of previous
    estimates                       133,406      1,715,644
                                    -------     ----------

Proved reserves, Dec. 31, 1994      675,987      9,986,963
  Production                       (120,420)   ( 1,768,316)
  Sales of minerals in
    place                          (    422)   (    19,550)
  Extensions and discoveries         11,099         42,427
  Revisions of previous
    estimates                       134,010      1,361,551
                                    -------     ----------

Proved reserves, Dec. 31, 1995      700,254      9,603,075
  Production                       (103,230)   ( 1,737,090)
  Sales of minerals in
    place                          ( 21,601)   (   122,449)
  Extensions and discoveries           -            40,117
  Revision of previous
    estimates                       119,967      1,471,676
                                    -------     ----------

Proved reserves, Dec. 31, 1996      695,390      9,255,329
                                    =======     ==========

PROVED DEVELOPED RESERVES:

  December 31, 1994                 675,948      9,816,017
                                    =======     ==========

  December 31, 1995                 700,254      9,603,075
                                    =======     ==========

  December 31, 1996                 695,390      9,255,329
                                    =======     ==========

                           II-B Partnership
                           ----------------


                                     Crude        Natural
                                      Oil           Gas
                                   (Barrels)       (Mcf)
                                   ---------   ------------

Proved reserves, Dec. 31, 1993      558,681     6,464,095
  Production                       (111,099)   (1,649,869)
  Sales of minerals in
    place                          (  1,745)   (   19,087)
  Revision of previous
    estimates                        39,239     1,321,885
                                    -------     ---------

Proved reserves, Dec. 31, 1994      485,076     6,117,024
  Production                       ( 81,304)   (1,205,296)
  Sales of minerals in
    place                          (    756)   (   61,925)
  Extensions and discoveries         13,810        18,726
  Revisions of previous
    estimates                        78,699       860,574
                                    -------     ---------

Proved reserves, Dec. 31, 1995      495,525     5,729,103
  Production                       ( 74,434)   (1,219,775)
  Sales of minerals in
    place                          ( 14,484)   (   77,335)
  Revision of previous
    estimates                        96,787     1,157,710
                                    -------     ---------

Proved reserves, Dec. 31, 1996      503,394     5,589,703
                                    =======     =========

PROVED DEVELOPED RESERVES:

  December 31, 1994                 485,076     5,884,070
                                    =======     =========

  December 31, 1995                 495,525     5,729,103
                                    =======     =========

  December 31, 1996                 503,394     5,589,703
                                    =======     =========

                           II-C Partnership
                           ----------------


                                     Crude        Natural
                                      Oil           Gas
                                   (Barrels)       (Mcf)
                                   ---------   ------------

Proved reserves, Dec. 31, 1993      252,090     4,263,435
  Production                       ( 34,074)   (  975,652)
  Sales of minerals in
    place                          (     73)   (    3,673)
  Revision of previous
    estimates                         2,314       751,118
                                    -------     ---------

Proved reserves, Dec. 31, 1994      220,257     4,035,228
  Production                       ( 26,383)   (  737,277)
  Sales of minerals in
    place                          (  1,141)   (    5,265)
  Extensions and discoveries          2,810         9,289
  Revisions of previous
    estimates                        10,126       681,340
                                    -------     ---------

Proved reserves, Dec. 31, 1995      205,669     3,983,315
  Production                       ( 25,093)   (  685,344)
  Sales of minerals in
    place                          (  5,591)   (  221,501)
  Revision of previous
    estimates                        28,924     1,182,174
                                    -------     ---------

Proved reserves, Dec. 31, 1996      203,909     4,258,644
                                    =======     =========

PROVED DEVELOPED RESERVES:

  December 31, 1994                 220,257     3,935,386
                                    =======     =========

  December 31, 1995                 205,669     3,983,315
                                    =======     =========

  December 31, 1996                 203,909     4,258,644
                                    =======     =========

                           II-D Partnership
                           ----------------


                                     Crude        Natural
                                      Oil           Gas
                                   (Barrels)       (Mcf)
                                   ---------   ------------

Proved reserves, Dec. 31, 1993      396,479     11,952,132
  Production                       ( 93,610)   ( 2,000,016)
  Sales of minerals in
    place                          (     20)   (    13,563)
  Revision of previous
    estimates                       137,228      1,588,157
                                    -------     ----------

Proved reserves, Dec. 31, 1994      440,077     11,526,710
  Production                       ( 88,913)   ( 1,906,303)
  Sales of minerals in
    place                          (  1,286)   (    13,896)
  Extensions and discoveries            292         28,447
  Revisions of previous
    estimates                       203,408      1,275,502
                                    -------     ----------

Proved reserves, Dec. 31, 1995      553,578     10,910,460
  Production                       ( 66,517)   ( 1,637,645)
  Sales of minerals in
    place                          ( 60,464)   (   270,629)
  Extensions and discoveries            232         30,340
  Revision of previous
    estimates                        68,250      1,979,648
                                    -------     ----------

Proved reserves, Dec. 31, 1996      495,079     11,012,174
                                    =======     ==========

PROVED DEVELOPED RESERVES:

  December 31, 1994                 440,077     11,526,710
                                    =======     ==========

  December 31, 1995                 553,578     10,910,460
                                    =======     ==========

  December 31, 1996                 495,079     11,012,174
                                    =======     ==========

                           II-E Partnership
                           ----------------


                                     Crude        Natural
                                      Oil           Gas
                                   (Barrels)       (Mcf)
                                   ---------   ------------

Proved reserves, Dec. 31, 1993      303,174     6,163,139
  Production                       ( 66,656)   (  853,317)
  Sales of minerals in
    place                          (     94)   (      748)
  Revision of previous
    estimates                         7,232       559,970
                                    -------     ---------

Proved reserves, Dec. 31, 1994      243,656     5,869,044
  Production                       ( 63,680)   (  937,469)
  Sales of minerals in
    place                          (  1,574)   (   23,318)
  Extensions and discoveries         10,194        48,960
  Revisions of previous
    estimates                       109,338     1,444,042
                                    -------     ---------

Proved reserves, Dec. 31, 1995      297,934     6,401,259
  Production                       ( 53,804)   (  861,464)
  Sales of minerals in
    place                          ( 16,347)   (  109,007)
  Extensions and discoveries          1,327        31,347
  Revision of previous
    estimates                        74,262       234,339
                                    -------     ---------

Proved reserves, Dec. 31, 1996      303,372     5,696,474
                                    =======     =========

PROVED DEVELOPED RESERVES:

  December 31, 1994                 243,656     5,856,457
                                    =======     =========

  December 31, 1995                 297,934     6,401,259
                                    =======     =========

  December 31, 1996                 303,372     5,696,474
                                    =======     =========

                           II-F Partnership
                           ----------------


                                     Crude        Natural
                                      Oil           Gas
                                   (Barrels)       (Mcf)
                                   ---------   ------------

Proved reserves, Dec. 31, 1993      403,206     5,556,737
  Production                       ( 63,723)   (  833,628)
  Sales of minerals in
    place                          (    264)   (      741)
  Revision of previous
    estimates                        13,322    (   33,656)
                                    -------     ---------

Proved reserves, Dec. 31, 1994      352,541     4,688,712
  Production                       ( 54,773)   (  845,804)
  Sales of minerals in
    place                          (  4,031)   (   28,284)
  Extensions and discoveries            829       108,943
  Revisions of previous
    estimates                        60,441       815,149
                                    -------     ---------

Proved reserves, Dec. 31, 1995      355,007     4,738,716
  Production                       ( 47,395)   (  761,702)
  Sales of minerals in
    place                          (  7,620)   (  149,077)
  Extensions and discoveries         13,192       250,188
  Revision of previous
    estimates                        51,954       593,360
                                    -------     ---------

Proved reserves, Dec. 31, 1996      365,138     4,671,485
                                    =======     =========

PROVED DEVELOPED RESERVES:

  December 31, 1994                 352,541     4,657,944
                                    =======     =========

  December 31, 1995                 355,007     4,738,716
                                    =======     =========

  December 31, 1996                 365,138     4,671,485
                                    =======     =========

                           II-G Partnership
                           ----------------


                                      Crude         Natural
                                       Oil            Gas
                                    (Barrels)        (Mcf)
                                   -----------   ------------

Proved reserves, Dec. 31, 1993      862,055       12,213,776
  Production                       (134,034)     ( 1,921,696)
  Sales of minerals in
    place                          (    562)     (     2,026)
  Revision of previous
    estimates                        14,538      (    30,956)
                                    -------       ----------

Proved reserves, Dec. 31, 1994      741,997       10,259,098
  Production                       (115,206)     ( 1,832,915)
  Sales of minerals in
    place                          (  8,413)     (    66,454)
  Extensions and discoveries          1,737          227,933
  Revisions of previous
    estimates                       126,364        1,715,621
                                    -------       ----------

Proved reserves, Dec. 31, 1995      746,479       10,303,283
  Production                       ( 99,593)     ( 1,626,530)
  Sales of minerals in
    place                          ( 16,084)     (   335,696)
  Revision of previous
    estimates                       138,340        1,781,501
                                    -------       ----------

Proved reserves, Dec. 31, 1996      769,142       10,122,558
                                    =======       ==========

PROVED DEVELOPED RESERVES:

  December 31, 1994                 741,997       10,194,757
                                    =======       ==========

  December 31, 1995                 746,479       10,303,283
                                    =======       ==========

  December 31, 1996                 769,142       10,122,558
                                    =======       ==========

                           II-H Partnership
                           ----------------


                                     Crude        Natural
                                      Oil           Gas
                                   (Barrels)       (Mcf)
                                   ---------   ------------

Proved reserves, Dec. 31, 1993      198,685     3,080,514
  Production                       ( 31,241)   (  452,661)
  Sales of minerals in
    place                          (    142)   (      512)
  Revision of previous
    estimates                         6,580    (   59,390)
                                    -------     ---------

Proved reserves, Dec. 31, 1994      173,882     2,567,951
  Production                       ( 26,870)   (  449,854)
  Sales of minerals in
    place                          (  2,006)   (   18,719)
  Extensions and discoveries            401        52,767
  Revisions of previous
    estimates                        28,114       401,519
                                    -------     ---------

Proved reserves, Dec. 31, 1995      173,521     2,553,664
  Production                       ( 23,172)   (  397,146)
  Sales of minerals in
    place                          (  3,802)   (   90,433)
  Extensions and discoveries          6,428       193,480
  Revision of previous
    estimates                        27,027       233,675
                                    -------     ---------

Proved reserves, Dec. 31, 1996      180,002     2,493,240
                                    =======     =========

PROVED DEVELOPED RESERVES:

  December 31, 1994                 173,882     2,555,068
                                    =======     =========

  December 31, 1995                 173,521     2,553,664
                                    =======     =========

  December 31, 1996                 180,002     2,493,240
                                    =======     =========

     Standardized Measure of Discounted Future Net Cash Flows of Proved Oil and Gas Reserves - Unaudited

     The following tables set forth each of the Partnerships' estimated future net cash flows as of December 31, 1996 relating to proved oil and gas reserves based on the standardized measure as pre-scribed in SFAS No. 69:


                                       Partnership
                              ------------------------------
                                  II-A             II-B
                              -------------    -------------

    Future cash inflows        $49,443,483      $31,624,260
    Future production and
      development costs       ( 14,580,094)    (  9,063,180)
                                ----------       ----------

        Future net cash
          flows                $34,863,389      $22,561,080

    10% discount to
      reflect timing of
      cash flows              ( 11,408,631)    (  7,311,538)
                                ----------       ----------

    Standardized measure
      of discounted
      future net cash
      flows                    $23,454,758      $15,249,542
                                ==========       ==========

                                       Partnership
                              ------------------------------
                                  II-C             II-D
                              -------------    -------------

    Future cash inflows        $19,935,048      $49,961,714
    Future production and
      development costs       (  5,140,243)    ( 14,525,533)
                                ----------       ----------

        Future net cash
          flows                $14,794,805      $35,436,181

    10% discount to
      reflect timing of
      cash flows              (  4,949,739)    ( 12,367,084)
                                ----------       ----------

    Standardized measure
      of discounted
      future net cash
      flows                    $ 9,845,066      $23,069,097
                                ==========       ==========


                                       Partnership
                              ------------------------------
                                  II-E             II-F
                              -------------    -------------

    Future cash inflows        $27,529,378      $25,975,545
    Future production and
      development costs       (  6,682,314)    (  5,525,443)
                                ----------       ----------

        Future net cash
          flows                $20,847,064      $20,450,102

    10% discount to
      reflect timing of
      cash flows              (  8,092,871)    (  8,424,410)
                                ----------       ----------

    Standardized measure
      of discounted
      future net cash
      flows                    $12,754,193      $12,025,692
                                ==========       ==========

                                       Partnership
                              ------------------------------
                                  II-G             II-H
                              -------------    -------------

    Future cash inflows        $55,808,867      $13,542,727
    Future production and
      development costs       ( 12,011,514)    (  2,975,312)
                                ----------       ----------

        Future net cash
          flows                $43,797,353      $10,567,415

    10% discount to
      reflect timing of
      cash flows              ( 18,025,396)    (  4,344,511)
                                ----------       ----------

    Standardized measure
      of discounted
      future net cash
      flows                    $25,771,957      $ 6,222,904
                                ==========       ==========


The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Partnerships' reserves were determined at December 31, 1996 using oil and gas prices of approximately $24.00 per barrel and $3.60 per Mcf, respectively. As of the date of this Annual Report on Form 10-K, oil and gas prices received by the Partnerships had decreased to approximately $19.00 per barrel and $1.60 per Mcf, respectively. If such prices, as opposed to December 31, 1996 prices, were used in calculating the standardized measure of discounted future net cash flows of the Partnerships' proved oil and gas reserves as of December 31, 1996, such decrease would have had a significant effect on the value of the reserves disclosed herein.

                           INDEX TO EXHIBITS
                           -----------------


Number    Description
------    -----------

4.1 The Certificate and Agreements of Limited Partnership for the following Partnerships have been previously filed with the SEC as Exhibit 2.1 to Form 8-A filed by each Partnership on the dates shown below and are hereby incorporated by reference.

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

4.2 The Agreements of Partnership for the following Production Partnerships have been previously filed with the SEC as
          Exhibit 2.2 to Form 8-A filed by the related Partnerships on the dates shown below and are hereby incorporated by reference.

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

4.4 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-A, filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

4.5 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-B, filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

4.6 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-C, filed as Exhibit 4.3 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

4.7 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-D, filed as Exhibit 4.4 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

4.8 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.5 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

4.9 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.6 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

4.10 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.7 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

4.11 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.8 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

4.12 Third Amendment to Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on April 4, 1996 and is hereby incorporated by reference.

4.13 Third Amendment to Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on April 4, 1996 and is hereby incorporated by reference.

4.14 Third Amendment to Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on April 4, 1996 and is hereby incorporated by reference.

4.15 Third Amendment to Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on April 4, 1996 and is hereby incorporated by reference.

*23.1 Consent of Ryder Scott Company Petroleum Engineers for Geodyne Energy Income Limited Partnership II-A.

*23.2 Consent of Ryder Scott Company Petroleum Engineers for Geodyne Energy Income Limited Partnership II-B.

*23.3 Consent of Ryder Scott Company Petroleum Engineers for Geodyne Energy Income Limited Partnership II-C.

*23.4 Consent of Ryder Scott Company Petroleum Engineers for Geodyne Energy Income Limited Partnership II-D.

*23.5 Consent of Ryder Scott Company Petroleum Engineers for Geodyne Energy Income Limited Partnership II-E.

*23.6 Consent of Ryder Scott Company Petroleum Engineers for Geodyne Energy Income Limited Partnership II-F.

*23.7 Consent of Ryder Scott Company Petroleum Engineers for Geodyne Energy Income Limited Partnership II-G.

*23.8 Consent of Ryder Scott Company Petroleum Engineers for Geodyne Energy Income Limited Partnership II-H.

*27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-A's financial statements as of December 31, 1996 and for the year ended December 31, 1996.

*27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-B's financial statements as of December 31, 1996 and for the year ended December 31, 1996.

*27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-C's financial statements as of December 31, 1996 and for the year ended December 31, 1996.

*27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-D's financial statements as of December 31, 1996 and for the year ended December 31, 1996.

*27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-E's financial statements as of December 31, 1996 and for the year ended December 31, 1996.

*27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-F's financial statements as of December 31, 1996 and for the year ended December 31, 1996.

*27.7 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-G's financial statements as of December 31, 1996 and for the year ended December 31, 1996.

*27.8 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-H's financial statements as of December 31, 1996 and for the year ended December 31, 1996.

          All other Exhibits are omitted as inapplicable.

     ----------

     * Filed herewith.