Form 10-Q
period 1997-03-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP II A; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-E; GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-G; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-H
filed 1997-05-12
CIK 824894, 826345, 833054, 833526, 842881, 850506, 851724, 854062

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1997

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

                    PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                  GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS
                                          March 31,  December 31,
                                            1997        1996
                                        ------------ ------------

CURRENT ASSETS:
  Cash and cash equivalents              $1,185,034   $  875,918
  Accounts receivable:
   General Partner (Note 2)                   1,051          -
   Oil and gas sales                        760,599    1,073,459
                                         ----------   ----------
       Total current assets              $1,946,684   $1,949,377

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method           5,338,525    6,170,793

DEFERRED CHARGE                             948,217      948,217
                                         ----------   ----------
                                         $8,233,426   $9,068,387
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                       $  113,564   $  212,801
  Gas imbalance payable                     101,493      101,493
                                         ----------   ----------
       Total current liabilities         $  215,057   $  314,294

ACCRUED LIABILITY                        $  158,683   $  158,683

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($  361,047) ($  342,481)
  Limited Partners, issued and
   outstanding, 484,283 units             8,220,733    8,937,891
                                         ----------   ----------
       Total Partners' capital           $7,859,686   $8,595,410
                                         ----------   ----------
                                         $8,233,426   $9,068,387
                                         ==========   ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                  GEODYNE PRODUCTION PARTNERSHIP II-A
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)


                                           1997          1996
                                        ----------    ----------

REVENUES:
  Oil and gas sales                     $1,515,197    $1,343,302
  Interest income                            6,953         3,760
  Gain on sale of oil and gas
   properties                                  -             158
                                        ----------    ----------
                                        $1,522,150    $1,347,220

COSTS AND EXPENSES:
  Lease operating                       $  295,212    $  411,514
  Production tax                            96,360        76,278
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              196,682       295,827
  Impairment provision                     684,276           -
  General and administrative (Note 2)      163,586       161,750
                                        ----------    ----------
                                        $1,436,116    $  945,369
                                        ----------    ----------

NET INCOME                              $   86,034    $  401,851
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   39,192    $   31,738
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME           $   46,842    $  370,113
                                        ==========    ==========
NET INCOME per unit                     $      .10    $      .76
                                        ==========    ==========
UNITS OUTSTANDING                          484,283       484,283
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                  GEODYNE PRODUCTION PARTNERSHIP II-A
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                           1997           1996
                                       ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                            $   86,034      $401,851
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            196,682       295,827
   Impairment provision                    684,276           -
   Gain on sale of oil and gas
     properties                                -       (     158)
   Increase in accounts receivable -
     General Partner                   (     1,051)          -
   (Increase) decrease in accounts
     receivable - oil and gas sales        312,860     ( 103,028)
   Decrease in accounts payable        (    99,237)    (  73,993)
                                        ----------      --------
  Net cash provided by operating
   activities                           $1,179,564      $520,499

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($   49,793)    ($ 12,860)
  Proceeds from sale of oil and
   gas properties                            1,103           477
                                        ----------      --------
  Net cash used by investing
   activities                          ($   48,690)    ($ 12,383)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($  821,758)    ($521,964)
                                        ----------      --------
  Net cash used by financing
   activities                          ($  821,758)    ($521,964)
                                        ----------      --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                      $  309,116     ($ 13,848)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      875,918       508,024
                                        ----------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $1,185,034      $494,176
                                        ==========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                  GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                         March 31,   December 31,
                                           1997         1996
                                        ------------ ------------

CURRENT ASSETS:
  Cash and cash equivalents              $  732,492   $  569,257
  Accounts receivable:
   Oil and gas sales                        552,104      710,208
                                         ----------   ----------
       Total current assets              $1,284,596   $1,279,465

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method           3,459,635    4,140,409

DEFERRED CHARGE                             160,103      160,103
                                         ----------   ----------
                                         $4,904,334   $5,579,977
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                       $   75,983   $  189,245
  Gas imbalance payable                      17,055       17,055
                                         ----------   ----------
       Total current liabilities         $   93,038   $  206,300

ACCRUED LIABILITY                        $   86,198   $   86,198

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($  273,704) ($  265,183)
  Limited Partners, issued and
   outstanding, 361,719 units             4,998,802    5,552,662
                                         ----------   ----------
       Total Partners' capital           $4,725,098   $5,287,479
                                         ----------   ----------
                                         $4,904,334   $5,579,977
                                         ==========   ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                  GEODYNE PRODUCTION PARTNERSHIP II-B
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                           1997          1996
                                        ----------    ----------

REVENUES:
  Oil and gas sales                     $1,079,349    $1,031,522
  Interest income                            4,064         1,510
  Gain on sale of oil and gas
   properties                                  -             963
                                        ----------    ----------
                                        $1,083,413    $1,033,995

COSTS AND EXPENSES:
  Lease operating                       $  207,958    $  300,863
  Production tax                            72,688        58,684
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              139,331       253,088
  Impairment provision                     530,988           -
  General and administrative (Note 2)      127,448       124,787
                                        ----------    ----------
                                        $1,078,413    $  737,422
                                        ----------    ----------

NET INCOME                              $    5,000    $  296,573
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   26,860    $   24,877
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)   ($   21,860)   $  271,696
                                        ==========    ==========
NET (LOSS) INCOME per unit             ($      .06)   $      .75
                                        ==========    ==========
UNITS OUTSTANDING                          361,719       361,719
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                  GEODYNE PRODUCTION PARTNERSHIP II-B
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                         ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $  5,000      $296,573
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            139,331       253,088
   Impairment provision                    530,988           -
   Gain on sale of oil and gas
     properties                                -       (     963)
   (Increase) decrease in accounts
     receivable                            158,104     (  65,798)
   Decrease in accounts payable          ( 113,262)    ( 104,412)
                                          --------      --------
  Net cash provided by operating
   activities                             $720,161      $378,488

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                    $    -       ($ 21,265)
  Proceeds from sale of oil and
   gas properties                           10,455           963
                                          --------      --------
  Net cash provided (used) by
   investing activities                   $ 10,455     ($ 20,302)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($567,381)    ($201,674)
                                          --------      --------
  Net cash used by financing
   activities                            ($567,381)    ($201,674)
                                          --------      --------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                             $163,235      $156,512

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      569,257       168,239
                                          --------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $732,492      $324,751
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                  GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                          March 31,  December 31,
                                            1997        1996
                                         ----------- ------------

CURRENT ASSETS:
  Cash and cash equivalents              $  378,704   $  387,334
  Accounts receivable:
   Oil and gas sales                        264,571      340,182
                                         ----------   ----------
       Total current assets              $  643,275   $  727,516

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method           1,921,569    2,048,879

DEFERRED CHARGE                             164,953      164,953
                                         ----------   ----------
                                         $2,729,797   $2,941,348
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                       $   33,596   $   69,727
  Gas imbalance payable                      10,386       10,386
                                         ----------   ----------
       Total current liabilities         $   43,982   $   80,113

ACCRUED LIABILITY                        $   69,148   $   69,148

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($  118,652) ($  115,619)
  Limited Partners, issued and
   outstanding, 154,621 units             2,735,319    2,907,706
                                         ----------   ----------
       Total Partners' capital           $2,616,667   $2,792,087
                                         ----------   ----------
                                         $2,729,797   $2,941,348
                                         ==========   ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                  GEODYNE PRODUCTION PARTNERSHIP II-C
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                          --------      --------

REVENUES:
  Oil and gas sales                       $514,182      $468,349
  Interest income                            2,616           878
  Gain on sale of oil and gas
   properties                                  -             143
                                          --------      --------
                                          $516,798      $469,370

COSTS AND EXPENSES:
  Lease operating                         $ 91,938      $125,003
  Production tax                            35,866        27,823
  Depreciation, depletion, and
   amortization of oil and gas
   properties                               56,895       113,533
  Impairment provision                      66,617           -
  General and administrative (Note 2)       54,511        53,458
                                          --------      --------
                                          $305,827      $319,817
                                          --------      --------

NET INCOME                                $210,971      $149,553
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 15,358      $ 11,975
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $195,613      $137,578
                                          ========      ========
NET INCOME per unit                       $   1.27      $    .89
                                          ========      ========
UNITS OUTSTANDING                          154,621       154,621
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                  GEODYNE PRODUCTION PARTNERSHIP II-C
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                         ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $210,971      $149,553
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                             56,895       113,533
   Impairment provision                     66,617           -
   Gain on sale of oil and gas
     properties                                -       (     143)
   (Increase) decrease in accounts
     receivable                             75,611     (   5,086)
   Decrease in accounts payable          (  36,131)    (  24,750)
                                          --------      --------
  Net cash provided by operating
   activities                             $373,963      $233,107

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of oil and
   gas properties                         $  3,798      $ 20,466
                                          --------      --------
  Net cash provided by investing
   activities                             $  3,798      $ 20,466

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($386,391)    ($113,418)
                                          --------      --------
  Net cash used by financing
   activities                            ($386,391)    ($113,418)
                                          --------      --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                       ($  8,630)     $140,155

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      387,334        82,353
                                          --------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $378,704      $222,508
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                  GEODYNE PRODUCTION PARTNERSHIP II-D
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                         March 31,   December 31,
                                           1997         1996
                                        ------------ ------------

CURRENT ASSETS:
  Cash and cash equivalents              $  924,050   $  906,737
  Accounts receivable:
   General Partner (Note 2)                   9,920          -
   Oil and gas sales                        641,673      793,183
                                         ----------   ----------
       Total current assets              $1,575,643   $1,699,920

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method           4,085,130    4,390,791

DEFERRED CHARGE                             863,139      863,139
                                         ----------   ----------
                                         $6,523,912   $6,953,850
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                       $   82,225   $  159,967
  Gas imbalance payable                     118,313      118,313
                                         ----------   ----------
       Total current liabilities         $  200,538   $  278,280

ACCRUED LIABILITY                        $  266,782   $  266,782

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($  225,225) ($  218,956)
  Limited Partners, issued and
   outstanding, 314,878 units             6,281,817    6,627,744
                                         ----------   ----------
       Total Partners' capital           $6,056,592   $6,408,788
                                         ----------   ----------
                                         $6,523,912   $6,953,850
                                         ==========   ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                  GEODYNE PRODUCTION PARTNERSHIP II-D
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                           1997          1996
                                        ----------    ----------

REVENUES:
  Oil and gas sales                     $1,210,897    $1,058,248
  Interest income                            6,570         2,546
  Gain on sale of oil and gas
   properties                                9,904           -
                                        ----------    ----------
                                        $1,227,371    $1,060,794

COSTS AND EXPENSES:
  Lease operating                       $  236,602    $  380,682
  Production tax                            83,743        70,570
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              164,483       200,330
  Impairment provision                     143,957           -
  General and administrative (Note 2)      113,236       110,288
                                        ----------    ----------
                                        $  742,021    $  761,870
                                        ----------    ----------

NET INCOME                              $  485,350    $  298,924
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   36,277    $   22,832
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME           $  449,073    $  276,092
                                        ==========    ==========
NET INCOME per unit                     $     1.43    $      .88
                                        ==========    ==========
UNITS OUTSTANDING                          314,878       314,878
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                  GEODYNE PRODUCTION PARTNERSHIP II-D
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                         ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $485,350      $298,924
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            164,483       200,330
   Impairment provision                    143,957           -
   Gain on sale of oil and gas
     properties                          (   9,904)          -
   Increase in accounts receivable -
     General Partner                     (   9,920)          -
   (Increase) decrease in accounts
     receivable - oil and gas sales        151,510     (  53,422)
   Decrease in accounts payable          (  77,742)    (   7,394)
                                          --------      --------
  Net cash provided by operating
   activities                             $847,734      $438,438

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                   ($  2,795)     $    -
  Proceeds from sale of oil and
   gas properties                            9,920        42,510
                                          --------      --------
  Net cash provided by investing
   activities                             $  7,125      $ 42,510

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($837,546)    ($422,751)
                                          --------      --------
  Net cash used by financing
   activities                            ($837,546)    ($422,751)
                                          --------      --------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                             $ 17,313      $ 58,197

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      906,737       317,368
                                          --------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $924,050      $375,565
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                  GEODYNE PRODUCTION PARTNERSHIP II-E
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                          March 31,  December 31,
                                            1997        1996
                                        ------------ ------------

CURRENT ASSETS:
  Cash and cash equivalents              $  613,587   $  528,765
  Accounts receivable:
   General Partner (Note 2)                   6,106          -
   Oil and gas sales                        424,103      512,573
                                         ----------   ----------
       Total current assets              $1,043,796   $1,041,338

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method           3,420,229    4,579,160

DEFERRED CHARGE                             355,647      355,647
                                         ----------   ----------
                                         $4,819,672   $5,976,145
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                       $   55,645   $  133,181
  Gas imbalance payable                     161,181      161,181
                                         ----------   ----------
       Total current liabilities         $  216,826   $  294,362

ACCRUED LIABILITY                        $   59,234   $   59,234

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($  160,418) ($  147,595)
  Limited Partners, issued and
   outstanding, 228,821 units             4,704,030    5,770,144
                                         ----------   ----------
       Total Partners' capital           $4,543,612   $5,622,549
                                         ----------   ----------
                                         $4,819,672   $5,976,145
                                         ==========   ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                  GEODYNE PRODUCTION PARTNERSHIP II-E
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                           1997           1996
                                        -----------     --------

REVENUES:
  Oil and gas sales                     $  780,293      $696,919
  Interest income                            4,211         1,740
  Gain on sale of oil and gas
   properties                                  -             402
                                        ----------      --------
                                        $  784,504      $699,061

COSTS AND EXPENSES:
  Lease operating                       $  171,907      $214,755
  Production tax                            64,417        48,804
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              163,438       257,403
  Impairment provision                     992,851           -
  General and administrative (Note 2)       96,178        90,573
                                        ----------      --------
                                        $1,488,791      $611,535
                                        ----------      --------

NET INCOME (LOSS)                      ($  704,287)     $ 87,526
                                        ==========      ========
GENERAL PARTNER - NET INCOME            $   10,827      $ 14,585
                                        ==========      ========
LIMITED PARTNERS - NET INCOME (LOSS)   ($  715,114)     $ 72,941
                                        ==========      ========
NET INCOME (LOSS) per unit             ($     3.13)     $    .32
                                        ==========      ========
UNITS OUTSTANDING                          228,821       228,821
                                        ==========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                  GEODYNE PRODUCTION PARTNERSHIP II-E
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                         ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                      ($704,287)     $ 87,526
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            163,438       257,403
   Impairment provision                    992,851           -
   Gain on sale of oil and gas
     properties                                -       (     402)
   Increase in accounts receivable -
     General Partner                     (   6,106)          -
   (Increase) decrease in accounts
     receivable - oil and gas sales         88,470     (  23,395)
   Decrease in accounts payable          (  77,536)    (  23,495)
                                          --------      --------
  Net cash provided by operating
   activities                             $456,830      $297,637

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                   ($  3,464)     $    -
  Proceeds from sale of oil and
   gas properties                            6,106         8,751
                                          --------      --------
  Net cash provided by investing
   activities                             $  2,642      $  8,751

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($374,650)    ($215,471)
                                          --------      --------
  Net cash used by financing
   activities                            ($374,650)    ($215,471)
                                          --------      --------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                             $ 84,822      $ 90,917

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      528,765       201,042
                                          --------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $613,587      $291,959
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                  GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                          March 31,  December 31,
                                            1997        1996
                                         ----------- ------------

CURRENT ASSETS:
  Cash and cash equivalents              $  506,067   $  441,903
  Accounts receivable:
   General Partner (Note 2)                     -         15,285
   Oil and gas sales                        450,048      429,839
                                         ----------   ----------
       Total current assets              $  956,115   $  887,027

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method           2,882,945    4,353,347

DEFERRED CHARGE                              71,703       71,703
                                         ----------   ----------
                                         $3,910,763   $5,312,077
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                       $   37,613   $   42,918
  Gas imbalance payable                      31,577       31,577
                                         ----------   ----------
       Total current liabilities         $   69,190   $   74,495

ACCRUED LIABILITY                        $   28,322   $   28,322

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($  120,035) ($  105,914)
  Limited Partners, issued and
   outstanding, 171,400 units             3,933,286    5,315,174
                                         ----------   ----------
       Total Partners' capital           $3,813,251   $5,209,260
                                         ----------   ----------
                                         $3,910,763   $5,312,077
                                         ==========   ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                  GEODYNE PRODUCTION PARTNERSHIP II-F
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                           1997           1996
                                        ----------      --------

REVENUES:
  Oil and gas sales                     $  729,165      $619,018
  Interest income                            3,519         2,462
  Gain on sale of oil and gas
   properties                                  -             873
                                        ----------      --------
                                        $  732,684      $622,353

COSTS AND EXPENSES:
  Lease operating                       $  105,460      $112,428
  Production tax                            54,170        39,609
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              101,899       168,341
  Impairment provision                   1,377,160           -
  General and administrative (Note 2)       54,944        55,694
                                        ----------      --------
                                        $1,693,633      $376,072
                                        ----------      --------

NET INCOME (LOSS)                      ($  960,949)     $246,281
                                        ==========      ========
GENERAL PARTNER - NET INCOME            $   10,939      $ 18,925
                                        ==========      ========
LIMITED PARTNERS - NET INCOME (LOSS)   ($  971,888)     $227,356
                                        ==========      ========
NET INCOME (LOSS) per unit             ($     5.67)     $   1.33
                                        ==========      ========
UNITS OUTSTANDING                          171,400       171,400
                                        ==========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                  GEODYNE PRODUCTION PARTNERSHIP II-F
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                           1997           1996
                                       ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                    ($  960,949)     $246,281
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            101,899       168,341
   Impairment provision                  1,377,160           -
   Gain on sale of oil and gas
     properties                                -       (     873)
   Decrease in accounts receivable -
     General Partner                        15,285           -
   Increase in accounts receivable -
     oil and gas sales                 (    20,209)    (  48,319)
   Decrease in accounts payable        (     5,305)    (  45,470)
                                        ----------      --------
  Net cash provided by operating
   activities                           $  507,881      $319,960

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($    8,657)    ($  1,525)
  Proceeds from sale of oil and
   gas properties                              -             873
                                        ----------      --------
  Net cash used by investing
   activities                          ($    8,657)    ($    652)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($  435,060)    ($326,445)
                                        ----------      --------
  Net cash used by financing
   activities                          ($  435,060)    ($326,445)
                                        ----------      --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                      $   64,164     ($  7,137)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      441,903       325,816
                                        ----------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  506,067      $318,679
                                        ==========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                  GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                          March 31,  December 31,
                                            1997        1996
                                        ------------ ------------

CURRENT ASSETS:
  Cash and cash equivalents              $1,074,582  $   932,165
  Accounts receivable:
   General Partner (Note 2)                     -         34,620
   Oil and gas sales                        939,692      911,439
                                         ----------  -----------
       Total current assets              $2,014,274  $ 1,878,224

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method           6,236,459    9,542,790

DEFERRED CHARGE                             155,718      155,718
                                         ----------  -----------
                                         $8,406,451  $11,576,732
                                         ==========  ===========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                       $   80,450  $    93,647
  Gas imbalance payable                      71,995       71,995
                                         ----------  -----------
       Total current liabilities         $  152,445  $   165,642

ACCRUED LIABILITY                        $   56,912  $    56,912

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($  276,873)($   244,312)
  Limited Partners, issued and
   outstanding, 372,189 units             8,473,967   11,598,490
                                         ----------  -----------
       Total Partners' capital           $8,197,094  $11,354,178
                                         ----------  -----------
                                         $8,406,451  $11,576,732
                                         ==========  ===========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                  GEODYNE PRODUCTION PARTNERSHIP II-G
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                           1997          1996
                                        ----------    ----------

REVENUES:
  Oil and gas sales                     $1,536,333    $1,314,048
  Interest income                            7,432         5,022
  Gain on sale of oil and gas
   properties                                  -           1,852
                                        ----------    ----------
                                        $1,543,765    $1,320,922

COSTS AND EXPENSES:
  Lease operating                       $  228,164    $  246,114
  Production tax                           116,094        84,776
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              222,726       385,782
  Impairment provision                   3,101,656           -
  General and administrative (Note 2)      119,251       120,885
                                        ----------    ----------
                                        $3,787,891    $  837,557
                                        ----------    ----------

NET INCOME (LOSS)                      ($2,244,126)   $  483,365
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   20,397    $   39,348
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)   ($2,264,523)   $  444,017
                                        ==========    ==========
NET INCOME (LOSS) per unit             ($     6.08)   $     1.19
                                        ==========    ==========
UNITS OUTSTANDING                          372,189       372,189
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                  GEODYNE PRODUCTION PARTNERSHIP II-G
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                           1997           1996
                                        -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                    ($2,244,126)     $483,365
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            222,726       385,782
   Impairment provision                  3,101,656           -
   Gain on sale of oil and gas
     properties                                -       (   1,852)
   Decrease in accounts receivable -
     General Partner                        34,620           -
   Increase in accounts receivable -
     oil and gas sales                 (    28,253)    ( 101,563)
   Decrease in accounts payable        (    13,197)    (  99,823)
                                        ----------      --------
  Net cash provided by operating
   activities                           $1,073,426      $665,909

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($   18,051)    ($  6,931)
  Proceeds from sale of oil and
   gas properties                              -           1,852
                                        ----------      --------
  Net cash used by investing
   activities                          ($   18,051)    ($  5,079)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($  912,958)    ($678,145)
                                        ----------      --------
  Net cash used by financing
   activities                          ($  912,958)    ($678,145)
                                        ----------      --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                      $  142,417     ($ 17,315)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      932,165       661,921
                                        ----------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $1,074,582      $644,606
                                        ==========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                  GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED BALANCE SHEETS
                              (Unaudited)


                                ASSETS

                                         March 31,   December 31,
                                           1997         1996
                                       ------------- ------------

CURRENT ASSETS:
  Cash and cash equivalents             $  253,505    $  221,484
  Accounts receivable:
   General Partner (Note 2)                    -           9,151
   Oil and gas sales                       216,854       216,574
                                        ----------    ----------
       Total current assets             $  470,359    $  447,209

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          1,470,352     2,304,814

DEFERRED CHARGE                             38,222        38,222
                                        ----------    ----------
                                        $1,978,933    $2,790,245
                                        ==========    ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                      $   19,469    $   23,354
  Gas imbalance payable                     16,547        16,547
                                        ----------    ----------
       Total current liabilities        $   36,016    $   39,901

ACCRUED LIABILITY                       $   14,139    $   14,139

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($   67,391)  ($   58,835)
  Limited Partners, issued and
   outstanding, 91,711 units             1,996,169     2,795,040
                                        ----------    ----------
       Total Partners' capital          $1,928,778    $2,736,205
                                        ----------    ----------
                                        $1,978,933    $2,790,245
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                  GEODYNE PRODUCTION PARTNERSHIP II-H
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                          --------      --------

REVENUES:
  Oil and gas sales                       $360,814      $316,369
  Interest income                            1,709         1,123
  Gain on sale of oil and gas
   properties                                  -             440
                                          --------      --------
                                          $362,523      $317,932

COSTS AND EXPENSES:
  Lease operating                         $ 56,403      $ 61,694
  Production tax                            28,031        20,607
  Depreciation, depletion, and
   amortization of oil and gas
   properties                               53,395        95,342
  Impairment provision                     785,220           -
  General and administrative (Note 2)       29,381        29,780
                                          --------      --------
                                          $952,430      $207,423
                                          --------      --------

NET INCOME (LOSS)                        ($589,907)     $110,509
                                          ========      ========
GENERAL PARTNER - NET INCOME              $  3,964      $  9,283
                                          ========      ========
LIMITED PARTNERS - NET INCOME (LOSS)     ($593,871)     $101,226
                                          ========      ========
NET INCOME (LOSS) per unit               ($   6.48)     $   1.10
                                          ========      ========
UNITS OUTSTANDING                           91,711        91,711
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                  GEODYNE PRODUCTION PARTNERSHIP II-H
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                         ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                      ($589,907)     $110,509
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                             53,395        95,342
   Impairment provision                    785,220           -
   Gain on sale of oil and gas
     properties                                -       (     440)
   Decrease in accounts receivable -
     General Partner                         9,151           -
   Increase in accounts receivable -
     oil and gas sales                   (     280)    (  25,449)
   Decrease in accounts payable          (   3,885)    (  25,360)
                                          --------      --------
  Net cash provided by operating
   activities                             $253,694      $154,602

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                   ($  4,153)    ($  1,608)
  Proceeds from sale of oil and
   gas properties                              -             440
                                          --------      --------
  Net cash used by investing
   activities                            ($  4,153)    ($  1,168)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($217,520)    ($162,735)
                                          --------      --------
  Net cash used by financing
   activities                            ($217,520)    ($162,735)
                                          --------      --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        $ 32,021     ($  9,301)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      221,484       158,812
                                          --------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $253,505      $149,511
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME II LIMITED PARTNERSHIPS
         CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                            MARCH 31, 1997
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The  combined  balance  sheets as  of  March  31, 1997,  combined statements of operations for the three months ended March 31, 1997 and 1996 and combined statements of cash flows for the three months ended March 31, 1997 and 1996 have been prepared by Geodyne Resources, Inc., the general partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Energy Income Production Partnership (the "Production Partnership") in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a "Partnership" or the "Partnerships" are references to the limited partnerships and their related Production Partnerships, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the Production Partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at March 31, 1997, the combined results of operations for the three months ended March 31, 1997 and 1996 and the combined cash flows for the three months ended March 31, 1997 and 1996.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1996. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

     The Limited Partners' net income or loss per unit is based upon each $100 initial capital contribution.


     OIL AND GAS PROPERTIES
     ----------------------

     The Partnerships follow the successful efforts method of accounting for their oil and gas properties. Under the successful efforts method, the Partnerships capitalize all property acquisition costs and development costs incurred in connection with the further development of oil and gas reserves. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions, plus an allocated portion of the General Partner's property screening costs. The acquisition cost to the Partnerships of properties acquired by the General Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner. Leasehold impairment is recognized based upon an individual property assessment and exploratory experience. Upon discovery of commercial reserves, leasehold costs are transferred to producing properties.

     Depletion of the costs of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the unit-of-production method. The Partnerships' depletion, depreciation, and amortization includes dismantlement and abandonment costs, net of estimated salvage value.

     When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are retired or sold, the difference between asset cost and salvage value is charged to accumulated depreciation.

     Effective October 1, 1995, the Partnerships adopted the requirements of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and Assets Held for Disposal", which is intended to establish more consistent accounting standards for measuring the recoverability of long-lived assets. SFAS No. 121 requires successful efforts companies, like the Partnerships, to evaluate the recoverability of the carrying costs of their proved oil and gas properties at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of oil and gas properties. With respect to the Partnerships' oil and gas properties, this evaluation was performed for each field, rather than for the Partnership's properties as a whole as previously allowed by the Securities and Exchange Commission ("SEC"). SFAS No. 121 provides that if the unamortized costs of oil and gas properties for each field exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. Under the Partnerships' prior impairment policy if the unamortized costs of oil and gas properties recorded by the Partnerships as a whole exceeded the estimated undiscounted future net revenues of the properties, an impairment provision would be recorded for the excess amount. The Partnerships recorded a non-cash charge against earnings (impairment provision) during the first quarter of 1997 pursuant to SFAS No. 121 as follows:

                Partnership               Amount
                -----------            ------------
                   II-A                 $  684,276
                   II-B                    530,988
                   II-C                     66,617
                   II-D                    143,957
                   II-E                    992,851
                   II-F                  1,377,160
                   II-G                  3,101,656
                   II-H                    785,220

     The risk that the Partnerships will be required to record such impairment provisions in the future increases when oil and gas prices are depressed.


2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred by the General Partner. During the three months ended March 31, 1997 the following payments were made to the General Partner or its affiliates by the Partnerships:



                           Direct General      Administrative
        Partnership      and Administrative       Overhead
        -----------      ------------------    --------------
           II-A                $36,143            $127,443
           II-B                 32,258              95,190
           II-C                 13,822              40,689
           II-D                 30,373              82,863
           II-E                 35,962              60,216
           II-F                  7,839              45,105
           II-G                 21,307              97,944
           II-H                  5,246              24,135

     Affiliates   of  the   Partnership's  operate   certain  of   the
     Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.

     The receivable from the General Partner at December 31, 1996 for the II-F, II-G, and II-H Partnerships represented proceeds due to such Partnerships for the sale of oil and gas properties. Subsequent to December 31, 1996 such receivable was collected by the II-F, II-G, and II-H Partnerships.

     The receivable from the General Partner at March 31, 1997 for the II-A, II-D, and II-E Partnerships represents proceeds due to such Partnerships for the sale of oil and gas properties. Subsequent to March 31, 1997 such receivable was collected by the II-A, II-D, and II-E Partnerships.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

USE OF FORWARD-LOOKING STATEMENTS AND ESTIMATES
-----------------------------------------------

     This Quarterly Report contains certain forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "could," "may," and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Quarterly Report also includes certain information, which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Partnerships.

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

GENERAL
-------

     The Partnerships are engaged in the business of acquiring and operating producing oil and gas properties located in the continental United States. In general, a Partnership acquired producing properties and did not engage in development drilling or enhanced recovery projects, except as an incidental part of the management of the producing properties acquired. Therefore, the economic life of each Partnership is limited to the period of time required to fully produce its acquired oil and gas reserves. The net proceeds from the oil and gas operations are distributed to the Limited Partners and General Partner in accordance with the terms of the Partnerships' Partnership Agreements.

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

     Net proceeds from operations less necessary operating capital are distributed to Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 1997 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations of the Partnerships.

RESULTS OF OPERATIONS
---------------------

     GENERAL DISCUSSION

     The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Substantially all of the Partnerships' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

     An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables within "Results of Operations". Generally, the Partnerships' operations during the three months ended March 31, 1997 reflected a decrease in production of oil and gas and an increase in the average prices of oil and gas sold by the Partnerships. Refer to "Liquidity and Capital Resources" above for a discussion of factors impacting prices.

     II-A PARTNERSHIP

     THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996.

                                      Three months ended March 31,
                                      ----------------------------
                                         1997             1996

                                      ----------       ----------
      Oil and gas sales               $1,515,197       $1,343,302
      Oil and gas production expenses $  391,572       $  487,792
      Barrels produced                    24,515           31,090
      Mcf produced                       396,730          387,882
      Average price/Bbl               $    21.75       $    18.28
      Average price/Mcf               $     2.48       $     2.00

     As shown in the table above, total oil and gas sales increased $171,895 (12.8%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Of this increase, approximately $85,000 and $190,000, respectively, were related to increases in the average prices of oil and gas sold and an increase of approximately $18,000 was related to an increase in volumes of gas sold, partially offset by a decrease of approximately $120,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 6,575 barrels, while volumes of gas sold increased 8,848 Mcf for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. The decrease in volumes of oil sold resulted primarily from (i) the sale of one oil producing well during the three months ended March 31, 1996 and (ii) positive prior period volume adjustments made by the purchasers on three wells during the three months ended March 31, 1996. Average oil and gas prices increased to $21.75 per barrel and $2.48 per Mcf, respectively, for the three months ended March 31, 1997 from $18.28 per barrel and $2.00 per Mcf, respectively, for the three months ended March 31, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $96,220 (19.7%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This decrease resulted primarily from (i) workover expenses incurred on three wells during the three months ended March 31, 1996 in order to improve the recovery of reserves, (ii) a decrease in general repairs and maintenance expenses incurred on several wells during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996, and (iii) the decrease in volumes of oil sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996, partially offset by an increase in production taxes associated with the increase in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses decreased to 25.8% for the three months ended March 31, 1997 from 36.3% for the three months ended March 31, 1996. This percentage decrease was primarily due to the dollar decrease in production expenses discussed above and the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $99,145 (33.5%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This decrease resulted primarily from (i) an upward revision in the estimate of remaining gas reserves at December 31, 1996 and (ii) the decrease in volumes of oil sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, this expense decreased to 13.0% for the three months ended March 31, 1997 from 22.0% for the three months ended March 31, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.
     The II-A Partnership recognized a non-cash charge against earnings of $684,276 for the three months ended March 31, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the undiscounted future net revenues from such oil and gas properties, in accordance with the II-A Partnership's adoption of SFAS No. 121. Of this amount, $223,943 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $460,333 was related to impairment of unproved properties. No similar charge was necessary during the three months ended March 31, 1996.

     General and administrative expenses remained relatively constant for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 10.8% for the three months ended March 31, 1997 as compared to 12.0% for the three months ended March 31, 1996.

     The Limited  Partners have  received  cash distributions  through
     March  31,  1997  totaling   $39,590,357  or  81.75%  of  Limited
     Partners' capital contributions.

     II-B PARTNERSHIP

     THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996.
                                      Three months ended March 31,
                                      ----------------------------
                                         1997              1996
                                      ----------        ----------
      Oil and gas sales               $1,079,349        $1,031,522
      Oil and gas production expenses $  280,646        $  359,547
      Barrels produced                    15,431            26,094
      Mcf produced                       292,664           278,544
      Average price/Bbl               $    21.89        $    18.37
      Average price/Mcf               $     2.53        $     1.98

     As shown in the table above, total oil and gas sales increased $47,827 (4.6%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Of this increase, approximately $54,000 and $161,000, respectively, were related to increases in the average prices of oil and gas sold and an increase of approximately $28,000 was related to an increase in volumes of gas sold, partially offset by a decrease of approximately $196,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 10,663 barrels, while volumes of gas sold increased 14,120 Mcf for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. The decrease in volumes of oil sold resulted primarily from (i) the sale of one oil producing well during the three months ended March 31, 1996 and (ii) positive prior period volume adjustments made by the purchasers on several wells during the three months ended March 31, 1996. Average oil and gas prices increased to $21.89 per barrel and $2.53 per Mcf, respectively, for the three months ended March 31, 1997 from $18.37 per barrel and $1.98 per Mcf, respectively, for the three months ended March

     31, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $78,901 (21.9%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This decrease resulted primarily from (i) a decrease in production expenses due to the sale of one well during 1996, (ii) workover expenses incurred on three wells during the three months ended March 31, 1996 in order to improve the recovery of reserves, and (iii) the decrease in volumes of oil sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses decreased to 26.0% for the three months ended March 31, 1997 from 34.9% for the three months ended March 31, 1996. This percentage decrease was primarily due to the dollar decrease in production expenses discussed above and the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $113,757 (44.9%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This decrease resulted primarily from (i) an upward revision in the estimate of remaining gas reserves at December 31, 1996 and (ii) the decrease in volumes of oil sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, this expense decreased to 12.9% for the three months ended March 31, 1997 from 24.5% for the three months ended March 31, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.


     The II-B Partnership recognized a non-cash charge against earnings of $530,988 for the three months ended March 31, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the undiscounted future net revenues from such oil and gas properties, in accordance with the II-B Partnership's adoption of SFAS No. 121. Of this amount, $134,003 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $396,985 was related to impairment of unproved properties. No similar charge was necessary during the three months ended March 31, 1996.

     General and administrative expenses remained relatively constant for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 11.8% for the three months ended March 31, 1997 as compared to 12.1% for the three months ended March 31, 1996.

     The Limited  Partners  have received  cash distributions  through
     March  31,  1997  totaling   $28,165,916  or  77.87%  of  Limited
     Partners' capital contributions.

     II-C PARTNERSHIP

     THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE THREE MONTHS

     ENDED MARCH 31, 1996.

                                      Three months ended March 31,
                                      ----------------------------
                                           1997            1996
                                         --------        --------
      Oil and gas sales                  $514,182        $468,349
      Oil and gas production expenses    $127,804        $152,826
      Barrels produced                      5,073           8,984
      Mcf produced                        160,273         163,038
      Average price/Bbl                  $  22.45        $  18.48
      Average price/Mcf                  $   2.50        $   1.85

     As shown in the table above, total oil and gas sales increased $45,833 (9.8%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Of this increase, approximately $20,000 and $104,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by decreases of approximately $72,000 and $5,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 3,911 barrels and 2,765 Mcf, respectively, for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. The decrease in volumes of oil sold resulted primarily from positive prior period volume adjustments made by the purchasers on several wells during the three months ended March 31, 1996. Average oil and gas prices increased to $22.45 per barrel and $2.50 per Mcf, respectively, for the three months ended March 31, 1997 from $18.48 per barrel and $1.85 per Mcf, respectively, for the three months ended March 31, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $25,022 (16.4%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 and (ii) workover expenses incurred on three wells during the three months ended March 31, 1996 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 24.9% for the three months ended March 31, 1997 from 32.6% for the three months ended March 31, 1996. This percentage decrease was primarily due to the dollar decrease in production expenses discussed above and the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $56,638 (49.9%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This decrease resulted primarily from (i) an upward revision in the estimate of remaining gas reserves at December 31, 1996 and (ii) the decrease in volumes of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, this expense decreased to 11.1% for the three months ended March 31, 1997 from 24.2% for the three months ended March 31, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     The II-C Partnership recognized a non-cash charge against earnings of $66,617 for the three months ended March 31, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the undiscounted future net revenues from such oil and gas properties, in accordance with the II-C Partnership's adoption of SFAS No. 121. Of this amount, $36,163 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $30,454 was related to impairment of unproved properties. No similar charge was necessary during the three months ended March 31, 1996.

     General and administrative expenses remained relatively constant for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 10.6% for the three months ended March 31, 1997 as compared to 11.4% for the three months ended March 31, 1996.

     The  Limited Partners  have received  cash distributions  through
     March  31,  1997  totaling   $12,290,686  or  79.49%  of  Limited
     Partners' capital contributions.

     II-D PARTNERSHIP

     THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996.

                                      Three months ended March 31,
                                      ----------------------------
                                         1997             1996
                                      ----------       ----------
      Oil and gas sales               $1,210,897       $1,058,248
      Oil and gas production expenses $  320,345       $  451,252
      Barrels produced                    12,702           18,182
      Mcf produced                       409,945          427,503
      Average price/Bbl               $    23.67       $    18.08
      Average price/Mcf               $     2.22       $     1.71

     As shown in the table above, total oil and gas sales increased $152,649 (14.4%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Of this increase, approximately $71,000 and $209,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by decreases of approximately $99,000 and $30,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 5,480 barrels and 17,558 Mcf, respectively, for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. The decrease in volumes of oil sold resulted primarily from the sale of one oil producing well during 1996. Average oil and gas prices increased to $23.67 per barrel and $2.22 per Mcf, respectively, for the three months ended March 31, 1997 from $18.08 per barrel and $1.71 per Mcf, respectively, for the three months ended March 31, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $130,907 (29.0%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This decrease resulted primarily from (i) a decrease in production expenses due to the sale of one well during 1996 and (ii) decreases in volumes of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996, partially offset by an increase in production taxes associated with the increase in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses decreased to 26.5% for the three months ended March 31, 1997 from 42.6% for the three months ended March 31, 1996. This percentage decrease was primarily due to the dollar decrease in production expenses discussed above and the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $35,847 (17.9%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This decrease resulted primarily from (i) an upward revision in the estimate of remaining gas reserves at December 31, 1996 and (ii) the decrease in volumes of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, this expense decreased to 13.6% for the three months ended March 31, 1997 from 18.9% for the three months ended March 31, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     The II-D Partnership recognized a non-cash charge against earnings of $143,957 for the three months ended March 31, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the undiscounted future net revenues from such oil and gas properties, in accordance with the II-D Partnership's adoption of SFAS No. 121. No similar charge was necessary during the three months ended March 31, 1996.

     General and administrative expenses remained relatively constant for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 9.4% for the three months ended March 31, 1997 as compared to 10.4% for the three months ended March 31, 1996.

     The  Limited Partners  have received  cash distributions  through
     March  31,  1997  totaling   $23,532,903  or  74.74%  of  Limited
     Partners' capital contributions.


     II-E  PARTNERSHIP

     THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996.

                                      Three months ended March 31,
                                      ----------------------------
                                         1997              1996

                                       --------          --------
      Oil and gas sales                $780,293          $696,919
      Oil and gas production expenses  $236,324          $263,559
      Barrels produced                   12,061            14,969
      Mcf produced                      204,651           259,601
      Average price/Bbl                $  21.22          $  18.33
      Average price/Mcf                $   2.56          $   1.63

     As shown in the table above, total oil and gas sales increased $83,374 (12.0%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Of this increase, approximately $35,000 and $190,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by decreases of approximately $53,000 and $90,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 2,908 barrels and 54,950 Mcf, respectively, for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. The decrease in volumes of oil sold resulted primarily from the sale of one oil producing well during 1996. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished gas reserves on two wells, (ii) positive prior period volume adjustments made by the purchasers on two wells during the three months ended March 31, 1996, (iii) the sale of one gas producing well during 1996, and (iv) a negative prior period volume adjustment made by the purchaser on one well during the three months ended March 31, 1997. Average oil and gas prices increased to $21.22 per barrel and $2.56 per Mcf, respectively, for the three months ended March 31, 1997 from $18.33 per barrel and $1.63 per Mcf, respectively, for the three months ended March 31, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $27,235 (10.3%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This decrease resulted primarily from decreases in volumes of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996, partially offset by an increase in production taxes associated with the increase in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses decreased to 30.3% for the three months ended March 31, 1997 from 37.8% for the three months ended March 31, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $93,965 (36.5%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This decrease resulted primarily from (i) an upward revision in the estimate of remaining gas reserves at December 31, 1996 and (ii) the decrease in volumes of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, this expense decreased to 20.9% for the three months ended March 31, 1997 from 36.9% for the three months ended March 31, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     The II-E Partnership recognized a non-cash charge against earnings of $992,851 for the three months ended March 31, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the undiscounted future net revenues from such oil and gas properties, in accordance with the II-E Partnership's adoption of SFAS No. 121. Of this amount, $317,979 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $674,872 was related to impairment of unproved properties. No similar charge was necessary during the three months ended March 31, 1996.

     General and administrative expenses increased $5,605 (6.2%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This increase resulted primarily from an increase in professional fees during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 12.3% for the three months ended March 31, 1997 as compared to 13.0% for the three months ended March 31, 1996.

     The  Limited  Partners have  received cash  distributions through
     March  31,  1997  totaling   $13,776,574  or  60.21%  of  Limited
     Partners' capital contributions.


     II-F PARTNERSHIP

     THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996.

                                      Three months ended March 31,
                                      ----------------------------
                                          1997             1996
                                        --------         --------
      Oil and gas sales                 $729,165         $619,018
      Oil and gas production expenses   $159,630         $152,037
      Barrels produced                    12,012           13,335
      Mcf produced                       143,209          218,817
      Average price/Bbl                 $  20.89         $  17.56
      Average price/Mcf                 $   3.34         $   1.76

     As shown in the table above, total oil and gas sales increased $110,147 (17.8%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Of this increase, approximately $40,000 and $226,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by decreases of approximately $23,000 and $133,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 1,323 barrels and 75,608 Mcf, respectively, for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. The decrease in volumes of gas sold resulted primarily from (i) a positive prior period volume adjustment made by the purchaser on one well during the three months ended March 31, 1996 and (ii) a negative prior period volume adjustment made by the purchaser on another well during the three months ended March 31, 1997. Average oil and gas prices increased to $20.89 per barrel and $3.34 per Mcf, respectively, for the three months ended March 31, 1997 from $17.56 per barrel and $1.76 per Mcf, respectively, for the three months ended March 31, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $7,593 (5.0%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This increase resulted primarily from an increase in production taxes associated with the increase in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses decreased to 21.9% for the three months ended March 31, 1997 from 24.6% for the three months ended March 31, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $66,442 (39.5%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This decrease resulted primarily from (i) an upward revision in the estimate of remaining gas reserves at December 31, 1996 and (ii) the decrease in volumes of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, this expense decreased to 14.0% for the three months ended March 31, 1997 from 27.2% for the three months ended March 31, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     The II-F Partnership recognized a non-cash charge against earnings of $1,377,160 for the three months ended March 31, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the undiscounted future net revenues from such oil and gas properties, in accordance with the II-F Partnership's adoption of SFAS No. 121. Of this amount, $208,255 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $1,168,905 was related to impairment of unproved properties. No similar charge was necessary during the three months ended March 31, 1996.

     General and administrative expenses remained relatively constant for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 7.5% for the three months ended March 31, 1997 as compared to 9.0% for the three months ended March 31, 1996.

     The  Limited  Partners have  received cash  distributions through
     March  31,  1997  totaling   $13,452,051  or  78.48%  of  Limited
     Partners' capital contributions.


     II-G PARTNERSHIP

     THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996.

                                      Three months ended March 31,
                                      ----------------------------
                                         1997             1996
                                      ----------       ----------
      Oil and gas sales               $1,536,333       $1,314,048
      Oil and gas production expenses $  344,258       $  330,890
      Barrels produced                    25,247           28,042
      Mcf produced                       307,748          469,404
      Average price/Bbl               $    20.89       $    17.56
      Average price/Mcf               $     3.28       $     1.75

     As shown in the table above, total oil and gas sales increased $222,285 (16.9%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Of this increase, approximately $84,000 and $471,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by decreases of approximately $49,000 and $283,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 2,795 barrels and 161,656 Mcf, respectively, for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. The decrease in volumes of gas sold resulted primarily from (i) positive prior period volume adjustments made by the purchasers on two wells during the three months ended March 31, 1996 and (ii) negative prior period volume adjustments made by the purchasers on two other wells during the three months ended March 31, 1997. Average oil and gas prices increased to $20.89 per barrel and $3.28 per Mcf, respectively, for the three months ended March 31, 1997 from $17.56 per barrel and $1.75 per Mcf, respectively, for the three months ended March 31, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $13,368 (4.0%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This increase resulted primarily from an increase in production taxes associated with the increase in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses decreased to 22.4% for the three months ended March 31, 1997 from 25.2% for the three months ended March 31, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $163,056 (42.3%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This decrease resulted primarily from (i) an upward revision in the estimate of remaining gas reserves at December 31, 1996 and (ii) the decrease in volumes of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, this expense decreased to 14.5% for the three months ended March 31, 1997 from 29.4% for the three months ended March 31, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     The II-G Partnership recognized a non-cash charge against earnings of $3,101,656 for the three months ended March 31, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the undiscounted future net revenues from such oil and gas properties, in accordance with the II-G Partnership's adoption of SFAS No. 121. Of this amount, $489,672 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $2,611,984 was related to impairment of unproved properties. No similar charge was necessary during the three months ended March 31, 1996.

     General and administrative expenses remained relatively constant for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 7.8% for the three months ended March 31, 1997 as compared to 9.2% for the three months ended March 31, 1996.

     The  Limited Partners  have received  cash  distributions through
     March  31,  1997  totaling   $27,498,371  or  73.88%  of  Limited
     Partners' capital contributions.


     II-H PARTNERSHIP

     THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996.

                                      Three months ended March 31,
                                      ----------------------------
                                         1997              1996
                                       --------          --------
      Oil and gas sales                $360,814          $316,369
      Oil and gas production expenses  $ 84,434          $ 82,301
      Barrels produced                    5,881             6,523
      Mcf produced                       75,183           115,891
      Average price/Bbl                $  20.90          $  17.57
      Average price/Mcf                $   3.16          $   1.74

     As shown in the table above, total oil and gas sales increased $44,445 (14.0%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Of this increase, approximately $20,000 and $107,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by decreases of approximately $11,000 and $71,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 642 barrels and 40,708 Mcf, respectively, for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. The decrease in volumes of gas sold resulted primarily from (i) positive prior period volume adjustments made by the purchasers on two wells during the three months ended March 31, 1996, (ii) negative prior period volume adjustments made by the purchasers on two other wells during the three months ended March 31, 1997, and (iii) a normal decline in production due to diminished gas reserves on one well. Average oil and gas prices increased to $20.90 per barrel and $3.16 per Mcf, respectively, for the three months ended March 31, 1997 from $17.57 per barrel and $1.74 per Mcf, respectively, for the three months ended March 31, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $2,133 (2.6%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This increase resulted primarily from an increase in production taxes associated with the increase in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses decreased to 23.4% for the three months ended March 31, 1997 from 26.0% for the three months ended March 31, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $41,947 (44.0%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This decrease resulted primarily from (i) an upward revision in the estimate of remaining gas reserves at December 31, 1996 and (ii) the decrease in volumes of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, this expense decreased to 14.8% for the three months ended March 31, 1997 from 30.1% for the three months ended March 31, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     The II-H Partnership recognized a non-cash charge against earnings of $785,220 for the three months ended March 31, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the undiscounted future net revenues from such oil and gas properties, in accordance with the II-H Partnership's adoption of SFAS No. 121. Of this amount, $125,223 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $659,997 was related to impairment of unproved properties. No similar charge was necessary during the three months ended March 31, 1996.

     General and administrative expenses remained relatively constant for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 8.1% for the three months ended March 31, 1997 as compared to 9.4% for the three months ended March 31, 1996.

     The Limited Partners have received cash distributions through March 31, 1997 totaling $6,368,364 or 69.44% of Limited Partners' capital contributions.

                      PART II:  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the II-A Partnership's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the II-B Partnership's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

          27.3 Financial Data Schedule containing summary financial information extracted from the II-C Partnership's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

          27.4 Financial Data Schedule containing summary financial information extracted from the II-D Partnership's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

          27.5 Financial Data Schedule containing summary financial information extracted from the II-E Partnership's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

          27.6 Financial Data Schedule containing summary financial information extracted from the II-F Partnership's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

          27.7 Financial Data Schedule containing summary financial information extracted from the II-G Partnership's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

          27.8 Financial Data Schedule containing summary financial information extracted from the II-H Partnership's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

               All other exhibits are omitted as inapplicable.

     (b)  Reports on Form 8-K:

          Current Reports on Form 8-K filed during first quarter of 1997:

          Date of event:           January 24, 1997
          Date filed with SEC:     January 24, 1997
          Items Included:
               Item 5 - Other Events
               Item 7 - Exhibits

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

                              (Registrant)


                              By:  GEODYNE RESOURCES, INC.

                                   General Partner




Date:  May 12, 1997           By:    /s/Dennis R. Neill
                                 ------------------------------
                                    (Signature)
                                    Dennis R. Neill
                                    President



Date:  May 12, 1997           By:    /s/Patrick M. Hall
                                 -------------------------------
                                    (Signature)
                                    Patrick M. Hall
                                    Principal Accounting Officer

                           INDEX TO EXHIBITS
                           -----------------

NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-A's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-B's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-C's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-D's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-E's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-F's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

27.7 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-G's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

27.8 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-H's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

          All other exhibits are omitted as inapplicable.