Form 10-Q
period 1997-06-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP II A; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-E; GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-G; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-H
filed 1997-08-13
CIK 824894, 826345, 833054, 833526, 842881, 850506, 851724, 854062

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1997

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

                 Yes   X        No
                     -----         -----

                    PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                  GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS
                                          June 30,   December 31,
                                            1997        1996
                                        ------------ ------------

CURRENT ASSETS:
  Cash and cash equivalents              $  831,101   $  875,918
  Accounts receivable:
   General Partner (Note 2)                  45,411          -
   Oil and gas sales                        842,811    1,073,459
                                         ----------   ----------
       Total current assets              $1,719,323   $1,949,377

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method           5,165,069    6,170,793

DEFERRED CHARGE                             948,217      948,217
                                         ----------   ----------
                                         $7,832,609   $9,068,387
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                       $  129,991   $  212,801
  Gas imbalance payable                     101,493      101,493
                                         ----------   ----------
       Total current liabilities         $  231,484   $  314,294

ACCRUED LIABILITY                        $  158,683   $  158,683

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($  357,058) ($  342,481)
  Limited Partners, issued and
   outstanding, 484,283 units             7,799,500    8,937,891
                                         ----------   ----------
       Total Partners' capital           $7,442,442   $8,595,410
                                         ----------   ----------
                                         $7,832,609   $9,068,387
                                         ==========   ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                  GEODYNE PRODUCTION PARTNERSHIP II-A
                   COMBINED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)


                                           1997          1996
                                        ----------    ----------

REVENUES:
  Oil and gas sales                     $1,508,683    $1,286,587
  Interest income                           10,074         4,336
  Gain (loss) on sale of oil and
   gas properties                           57,024   (     6,798)
                                        ----------    ----------
                                        $1,575,781    $1,284,125

COSTS AND EXPENSES:
  Lease operating                       $  431,151    $  369,872
  Production tax                            83,728        71,136
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              192,985       272,557
  General and administrative (Note 2)      163,724       161,785
                                        ----------    ----------
                                        $  871,588    $  875,350
                                        ----------    ----------

NET INCOME                              $  704,193    $  408,775
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   42,425    $   31,124
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME           $  661,768    $  377,651
                                        ==========    ==========
NET INCOME per unit                     $     1.37    $      .78
                                        ==========    ==========
UNITS OUTSTANDING                          484,283       484,283
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                  GEODYNE PRODUCTION PARTNERSHIP II-A
                   COMBINED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)


                                           1997          1996
                                        ----------    ----------

REVENUES:
  Oil and gas sales                     $3,023,880    $2,629,889
  Interest income                           17,027         8,096
  Gain (loss) on sale of oil and
   gas properties                           57,024   (     6,640)
                                        ----------    ----------
                                        $3,097,931    $2,631,345

COSTS AND EXPENSES:
  Lease operating                       $  726,363    $  781,386
  Production tax                           180,088       147,414
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              389,667       568,384
  Impairment provision                     684,276           -
  General and administrative (Note 2)      327,310       323,535
                                        ----------    ----------
                                        $2,307,704    $1,820,719
                                        ----------    ----------

NET INCOME                              $  790,227    $  810,626
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   81,618    $   62,862
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME           $  708,609    $  747,764
                                        ==========    ==========
NET INCOME per unit                     $     1.46    $     1.54
                                        ==========    ==========
UNITS OUTSTANDING                          484,283       484,283
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                  GEODYNE PRODUCTION PARTNERSHIP II-A
                   COMBINED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                            1997         1996
                                        -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                            $  790,227    $  810,626
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            389,667       568,384
   Impairment provision                    684,276           -
   (Gain) loss on sale of oil and
     gas properties                    (    57,024)        6,640
   Increase in accounts receivable -
     General Partner                   (    45,411)          -
   (Increase) decrease in accounts
     receivable - oil and gas sales        230,648   (    79,328)
   Decrease in accounts payable        (    82,810)  (    80,198)
                                        ----------    ----------
  Net cash provided by operating
   activities                           $1,909,573    $1,226,124

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($   75,753)  ($   21,605)
  Proceeds from sale of oil and
   gas properties                           64,558        23,337
                                        ----------    ----------
  Net cash provided (used) by
   investing activities                ($   11,195)   $    1,732

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($1,943,195)  ($1,027,029)
                                        ----------    ----------
  Net cash used by financing
   activities                          ($1,943,195)  ($1,027,029)
                                        ----------    ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                     ($   44,817)   $  200,827

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      875,918       508,024
                                        ----------    ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  831,101    $  708,851
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                  GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                         June 30,    December 31,
                                           1997         1996
                                        ------------ ------------

CURRENT ASSETS:
  Cash and cash equivalents              $  481,884   $  569,257
  Accounts receivable:
   General Partner (Note 2)                  50,278          -
   Oil and gas sales                        561,504      710,208
                                         ----------   ----------
       Total current assets              $1,093,666   $1,279,465

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method           3,347,643    4,140,409

DEFERRED CHARGE                             160,103      160,103
                                         ----------   ----------
                                         $4,601,412   $5,579,977
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                       $   86,958   $  189,245
  Gas imbalance payable                      17,055       17,055
                                         ----------   ----------
       Total current liabilities         $  104,013   $  206,300

ACCRUED LIABILITY                        $   86,198   $   86,198

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($  307,151) ($  265,183)
  Limited Partners, issued and
   outstanding, 361,719 units             4,718,352    5,552,662
                                         ----------   ----------
       Total Partners' capital           $4,411,201   $5,287,479
                                         ----------   ----------
                                         $4,601,412   $5,579,977
                                         ==========   ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                  GEODYNE PRODUCTION PARTNERSHIP II-B
                   COMBINED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                           1997          1996
                                        ----------     ---------

REVENUES:
  Oil and gas sales                     $  980,036      $917,850
  Interest income                            5,927         2,885
  Gain on sale of oil and gas
   properties                               50,476           685
                                        ----------      --------
                                        $1,036,439      $921,420

COSTS AND EXPENSES:
  Lease operating                       $  271,921      $250,709
  Production tax                            57,004        49,596
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              122,525       211,033
  General and administrative (Note 2)      130,090       136,395
                                        ----------      --------
                                        $  581,540      $647,733
                                        ----------      --------

NET INCOME                              $  454,899      $273,687
                                        ==========      ========
GENERAL PARTNER - NET INCOME            $   27,350      $ 21,981
                                        ==========      ========
LIMITED PARTNERS - NET INCOME           $  427,549      $251,706
                                        ==========      ========
NET INCOME per unit                     $     1.18      $    .70
                                        ==========      ========
UNITS OUTSTANDING                          361,719       361,719
                                        ==========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                  GEODYNE PRODUCTION PARTNERSHIP II-B
                   COMBINED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                           1997          1996
                                        ----------    ----------

REVENUES:
  Oil and gas sales                     $2,059,385    $1,949,372
  Interest income                            9,991         4,395
  Gain on sale of oil and gas
   properties                               50,476         1,648
                                        ----------    ----------
                                        $2,119,852    $1,955,415

COSTS AND EXPENSES:
  Lease operating                       $  479,879    $  551,572
  Production tax                           129,692       108,280
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              261,856       464,121
  Impairment provision                     530,988           -
  General and administrative (Note 2)      257,538       261,182
                                        ----------    ----------
                                        $1,659,953    $1,385,155
                                        ----------    ----------

NET INCOME                              $  459,899    $  570,260
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   54,209    $   46,858
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME           $  405,690    $  523,402
                                        ==========    ==========
NET INCOME per unit                     $     1.12    $     1.45
                                        ==========    ==========
UNITS OUTSTANDING                          361,719       361,719
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                  GEODYNE PRODUCTION PARTNERSHIP II-B
                   COMBINED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                           1997           1996
                                        -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                            $  459,899      $570,260
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            261,856       464,121
   Impairment provision                    530,988           -
   Gain on sale of oil and gas
     properties                        (    50,476)    (   1,648)
   Increase in accounts receivable -
     General Partner                   (    50,278)          -
   (Increase) decrease in accounts
     receivable                            148,704     (  41,330)
   Decrease in accounts payable        (   102,287)    ( 113,535)
                                        ----------      --------
  Net cash provided by operating
   activities                           $1,198,406      $877,868

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($    1,043)    ($ 46,535)
  Proceeds from sale of oil and
   gas properties                           51,441        19,177
                                        ----------      --------
  Net cash provided (used) by
   investing activities                 $   50,398     ($ 27,358)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($1,336,177)    ($534,067)
                                        ----------      --------
  Net cash used by financing
   activities                          ($1,336,177)    ($534,067)
                                        ----------      --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                     ($   87,373)     $316,443

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      569,257       168,239
                                        ----------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  481,884      $484,682
                                        ==========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                  GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                          June 30,   December 31,
                                            1997        1996
                                         ----------- ------------

CURRENT ASSETS:
  Cash and cash equivalents              $  348,041   $  387,334
  Accounts receivable:
   General Partner (Note 2)                  32,946          -
   Oil and gas sales                        249,628      340,182
                                         ----------   ----------
       Total current assets              $  630,615   $  727,516

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method           1,837,938    2,048,879

DEFERRED CHARGE                             164,953      164,953
                                         ----------   ----------
                                         $2,633,506   $2,941,348
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                       $   34,038   $   69,727
  Gas imbalance payable                      10,386       10,386
                                         ----------   ----------
       Total current liabilities         $   44,424   $   80,113

ACCRUED LIABILITY                        $   69,148   $   69,148

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($  115,350) ($  115,619)
  Limited Partners, issued and
   outstanding, 154,621 units             2,635,284    2,907,706
                                         ----------   ----------
       Total Partners' capital           $2,519,934   $2,792,087
                                         ----------   ----------
                                         $2,633,506   $2,941,348
                                         ==========   ==========

      The accompanying condensed notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                  GEODYNE PRODUCTION PARTNERSHIP II-C
                   COMBINED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                          --------      --------

REVENUES:
  Oil and gas sales                       $427,984      $428,354
  Interest income                            3,155         1,710
  Gain on sale of oil and gas
   properties                               90,348         1,152
                                          --------      --------
                                          $521,487      $431,216

COSTS AND EXPENSES:
  Lease operating                         $106,476      $115,174
  Production tax                            28,957        26,747
  Depreciation, depletion, and
   amortization of oil and gas
   properties                               50,034        99,777
  General and administrative (Note 2)       56,221        58,916
                                          --------      --------
                                          $241,688      $300,614
                                          --------      --------

NET INCOME                                $279,799      $130,602
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 15,834      $ 10,436
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $263,965      $120,166
                                          ========      ========
NET INCOME per unit                       $   1.71      $    .78
                                          ========      ========
UNITS OUTSTANDING                          154,621       154,621
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                  GEODYNE PRODUCTION PARTNERSHIP II-C
                   COMBINED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                           1997           1996
                                        ----------      --------

REVENUES:
  Oil and gas sales                     $  942,166      $896,703
  Interest income                            5,771         2,588
  Gain on sale of oil and gas
   properties                               90,348         1,295
                                        ----------      --------
                                        $1,038,285      $900,586

COSTS AND EXPENSES:
  Lease operating                       $  198,414      $240,177
  Production tax                            64,823        54,570
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              106,929       213,310
  Impairment provision                      66,617           -
  General and administrative (Note 2)      110,732       112,374
                                        ----------      --------
                                        $  547,515      $620,431
                                        ----------      --------

NET INCOME                              $  490,770      $280,155
                                        ==========      ========
GENERAL PARTNER - NET INCOME            $   31,192      $ 22,411
                                        ==========      ========
LIMITED PARTNERS - NET INCOME           $  459,578      $257,744
                                        ==========      ========
NET INCOME per unit                     $     2.97      $   1.67
                                        ==========      ========
UNITS OUTSTANDING                          154,621       154,621
                                        ==========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                  GEODYNE PRODUCTION PARTNERSHIP II-C
                   COMBINED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                             1997         1996
                                          ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                               $490,770     $280,155
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                             106,929      213,310
   Impairment provision                      66,617          -
   Gain on sale of oil and gas
     properties                           (  90,348)   (   1,295)
   Increase in accounts receivable -
     General Partner                      (  32,946)         -
   (Increase) decrease in accounts
     receivable - oil and gas sales          90,554        1,808
   Decrease in accounts payable           (  35,689)   (  25,512)
                                           --------     --------
  Net cash provided by operating
   activities                              $595,887     $468,466

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                    ($  2,567)    $    -
  Proceeds from sale of oil and
   gas properties                           130,310       15,267
                                           --------     --------
  Net cash provided by investing
   activities                              $127,743     $ 15,267

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                      ($762,923)   ($341,056)
                                           --------     --------
  Net cash used by financing
   activities                             ($762,923)   ($341,056)
                                           --------     --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        ($ 39,293)    $142,677

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                       387,334       82,353
                                           --------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                            $348,041     $225,030
                                           ========     ========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                  GEODYNE PRODUCTION PARTNERSHIP II-D
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                          June 30,   December 31,
                                            1997        1996
                                        ------------ ------------

CURRENT ASSETS:
  Cash and cash equivalents              $  818,799   $  906,737
  Accounts receivable:
   General Partner (Note 2)                  71,625          -
   Oil and gas sales                        610,229      793,183
                                         ----------   ----------
       Total current assets              $1,500,653   $1,699,920

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method           3,837,014    4,390,791

DEFERRED CHARGE                             863,139      863,139
                                         ----------   ----------
                                         $6,200,806   $6,953,850
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                       $   93,816   $  159,967
  Gas imbalance payable                     118,313      118,313
                                         ----------   ----------
       Total current liabilities         $  212,129   $  278,280

ACCRUED LIABILITY                        $  266,782   $  266,782

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($  225,590) ($  218,956)
  Limited Partners, issued and
   outstanding, 314,878 units             5,947,485    6,627,744
                                         ----------   ----------
       Total Partners' capital           $5,721,895   $6,408,788
                                         ----------   ----------
                                         $6,200,806   $6,953,850
                                         ==========   ==========


       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                  GEODYNE PRODUCTION PARTNERSHIP II-D
                   COMBINED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                           1997          1996
                                        ----------    ----------

REVENUES:
  Oil and gas sales                     $1,069,055    $1,021,696
  Interest income                            8,552         2,751
  Gain on sale of oil and gas
   properties                               75,486         1,250
                                        ----------    ----------
                                        $1,153,093    $1,025,697

COSTS AND EXPENSES:
  Lease operating                       $  292,478    $  467,151
  Production tax                            82,708        69,915
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              144,252       175,011
  General and administrative (Note 2)      116,802       125,143
                                        ----------    ----------
                                        $  636,240    $  837,220
                                        ----------    ----------

NET INCOME                              $  516,853    $  188,477
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   31,185    $   16,287
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME           $  485,668    $  172,190
                                        ==========    ==========
NET INCOME per unit                     $     1.54    $      .55
                                        ==========    ==========
UNITS OUTSTANDING                          314,878       314,878
                                        ==========    ==========

      The accompanying condensed notes are an integral part of
                 these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                  GEODYNE PRODUCTION PARTNERSHIP II-D
                   COMBINED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                           1997          1996
                                        ----------    ----------

REVENUES:
  Oil and gas sales                     $2,279,952    $2,079,944
  Interest income                           15,122         5,297
  Gain on sale of oil and gas
   properties                               85,390         1,250
                                        ----------    ----------
                                        $2,380,464    $2,086,491

COSTS AND EXPENSES:
  Lease operating                       $  529,080    $  847,833
  Production tax                           166,451       140,485
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              308,735       375,341
  Impairment provision                     143,957           -
  General and administrative (Note 2)      230,038       235,431
                                        ----------    ----------
                                        $1,378,261    $1,599,090
                                        ----------    ----------

NET INCOME                              $1,002,203    $  487,401
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   67,462    $   39,119
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME           $  934,741    $  448,282
                                        ==========    ==========
NET INCOME per unit                     $     2.97    $     1.42
                                        ==========    ==========
UNITS OUTSTANDING                          314,878       314,878
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                  GEODYNE PRODUCTION PARTNERSHIP II-D
                   COMBINED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                           1997           1996
                                        -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                            $1,002,203      $487,401
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            308,735       375,341
   Impairment provision                    143,957           -
   Gain on sale of oil and gas
     properties                        (    85,390)    (   1,250)
   Increase in accounts receivable -
     General Partner                   (    71,625)          -
   (Increase) decrease in accounts
     receivable - oil and gas sales        182,954     (  62,546)
   Decrease in accounts payable        (    66,151)    (   6,071)
                                        ----------      --------
  Net cash provided by operating
   activities                           $1,414,683      $792,875

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($    4,402)     $    -
  Proceeds from sale of oil and
   gas properties                          190,877         8,404
                                        ----------      --------
  Net cash provided by investing
   activities                           $  186,475      $  8,404

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($1,689,096)    ($802,946)
                                        ----------      --------
  Net cash used by financing
   activities                          ($1,689,096)    ($802,946)
                                        ----------      --------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS                          ($   87,938)    ($  1,667)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      906,737       317,368
                                        ----------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  818,799      $315,701
                                        ==========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                  GEODYNE PRODUCTION PARTNERSHIP II-E
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                          June 30,   December 31,
                                            1997        1996
                                        ------------ ------------

CURRENT ASSETS:
  Cash and cash equivalents              $  687,107   $  528,765
  Accounts receivable:
   General Partner (Note 2)                   1,275          -
   Oil and gas sales                        370,941      512,573
                                         ----------   ----------
       Total current assets              $1,059,323   $1,041,338

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method           3,082,195    4,579,160

DEFERRED CHARGE                             355,647      355,647
                                         ----------   ----------
                                         $4,497,165   $5,976,145
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                       $   62,434   $  133,181
  Gas imbalance payable                     161,181      161,181
                                         ----------   ----------
       Total current liabilities         $  223,615   $  294,362

ACCRUED LIABILITY                        $   59,234   $   59,234

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($  162,082) ($  147,595)
  Limited Partners, issued and
   outstanding, 228,821 units             4,376,398    5,770,144
                                         ----------   ----------
       Total Partners' capital           $4,214,316   $5,622,549
                                         ----------   ----------
                                         $4,497,165   $5,976,145
                                         ==========   ==========


       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                  GEODYNE PRODUCTION PARTNERSHIP II-E
                   COMBINED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                          ---------     --------

REVENUES:
  Oil and gas sales                       $599,676      $676,499
  Interest income                            5,426         1,940
  Gain on sale of oil and gas
   properties                               51,772         2,537
                                          --------      --------
                                          $656,874      $680,976

COSTS AND EXPENSES:
  Lease operating                         $222,653      $225,613
  Production tax                            49,992        45,525
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              152,599       215,802
  General and administrative (Note 2)      105,103       131,448
                                          --------      --------
                                          $530,347      $618,388
                                          --------      --------

NET INCOME                                $126,527      $ 62,588
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 12,159      $ 11,664
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $114,368      $ 50,924
                                          ========      ========
NET INCOME per unit                       $    .50      $    .22
                                          ========      ========
UNITS OUTSTANDING                          228,821       228,821
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                  GEODYNE PRODUCTION PARTNERSHIP II-E
                   COMBINED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                           1997          1996
                                        -----------   ----------

REVENUES:
  Oil and gas sales                     $1,379,969    $1,373,418
  Interest income                            9,637         3,680
  Gain on sale of oil and gas
   properties                               51,772         2,939
                                        ----------    ----------
                                        $1,441,378    $1,380,037

COSTS AND EXPENSES:
  Lease operating                       $  394,560    $  440,368
  Production tax                           114,409        94,329
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              316,037       473,205
  Impairment provision                     992,851           -
  General and administrative (Note 2)      201,281       222,021
                                        ----------    ----------
                                        $2,019,138    $1,229,923
                                        ----------    ----------

NET INCOME (LOSS)                      ($  577,760)   $  150,114
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   22,986    $   26,250
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)   ($  600,746)   $  123,864
                                        ==========    ==========
NET INCOME (LOSS) per unit             ($     2.63)   $      .54
                                        ==========    ==========
UNITS OUTSTANDING                          228,821       228,821
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                  GEODYNE PRODUCTION PARTNERSHIP II-E
                   COMBINED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                         ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                      ($577,760)     $150,114
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            316,037       473,205
   Impairment provision                    992,851           -
   Gain on sale of oil and gas
     properties                          (  51,772)    (   2,939)
   Increase in accounts receivable -
     General Partner                     (   1,275)          -
   (Increase) decrease in accounts
     receivable - oil and gas sales        141,632     (  32,932)
   Decrease in accounts payable          (  70,747)    (  16,210)
                                          --------      --------
  Net cash provided by operating
   activities                             $748,966      $571,238

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                   ($  5,629)    ($ 12,344)
  Proceeds from sale of oil and
   gas properties                          245,478         2,939
                                          --------      --------
  Net cash provided (used) by
   investing activities                   $239,849     ($  9,405)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($830,473)    ($512,775)
                                          --------      --------
  Net cash used by financing
   activities                            ($830,473)    ($512,775)
                                          --------      --------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                             $158,342      $ 49,058

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      528,765       201,042
                                          --------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $687,107      $250,100
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                  GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                          June 30,   December 31,
                                            1997        1996
                                         ----------- ------------

CURRENT ASSETS:
  Cash and cash equivalents              $  710,290   $  441,903
  Accounts receivable:
   General Partner (Note 2)                   3,116       15,285
   Oil and gas sales                        325,473      429,839
                                         ----------   ----------
       Total current assets              $1,038,879   $  887,027

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method           2,655,821    4,353,347

DEFERRED CHARGE                              71,703       71,703
                                         ----------   ----------
                                         $3,766,403   $5,312,077
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                       $   31,377   $   42,918
  Gas imbalance payable                      31,577       31,577
                                         ----------   ----------
       Total current liabilities         $   62,954   $   74,495

ACCRUED LIABILITY                        $   28,322   $   28,322

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($  118,649) ($  105,914)
  Limited Partners, issued and
   outstanding, 171,400 units             3,793,776    5,315,174
                                         ----------   ----------
       Total Partners' capital           $3,675,127   $5,209,260
                                         ----------   ----------
                                         $3,766,403   $5,312,077
                                         ==========   ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                  GEODYNE PRODUCTION PARTNERSHIP II-F
                   COMBINED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                          --------      --------

REVENUES:
  Oil and gas sales                       $447,250      $612,423
  Interest income                            4,571         2,894
  Gain on sale of oil and gas
   properties                              166,768           -
                                          --------      --------
                                          $618,589      $615,317

COSTS AND EXPENSES:
  Lease operating                         $ 72,158      $111,976
  Production tax                            30,708        39,691
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              103,640       153,094
  General and administrative (Note 2)       54,812        51,013
                                          --------      --------
                                          $261,318      $355,774
                                          --------      --------

NET INCOME                                $357,271      $259,543
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 21,781      $ 18,956
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $335,490      $240,587
                                          ========      ========
NET INCOME per unit                       $   1.96      $   1.40
                                          ========      ========
UNITS OUTSTANDING                          171,400       171,400
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                  GEODYNE PRODUCTION PARTNERSHIP II-F
                   COMBINED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                           1997          1996
                                        ----------    ----------

REVENUES:
  Oil and gas sales                     $1,176,415    $1,231,441
  Interest income                            8,090         5,356
  Gain on sale of oil and gas
   properties                              166,768           873
                                        ----------    ----------
                                        $1,351,273    $1,237,670

COSTS AND EXPENSES:
  Lease operating                       $  177,618    $  224,404
  Production tax                            84,878        79,300
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              205,539       321,435
  Impairment provision                   1,377,160           -
  General and administrative (Note 2)      109,756       106,707
                                        ----------    ----------
                                        $1,954,951    $  731,846
                                        ----------    ----------

NET INCOME (LOSS)                      ($  603,678)   $  505,824
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   32,720    $   37,881
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)   ($  636,398)   $  467,943
                                        ==========    ==========
NET INCOME (LOSS) per unit             ($     3.71)   $     2.73
                                        ==========    ==========
UNITS OUTSTANDING                          171,400       171,400
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                  GEODYNE PRODUCTION PARTNERSHIP II-F
                   COMBINED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                        ------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                     ($  603,678)    $505,824
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                             205,539      321,435
   Impairment provision                   1,377,160          -
   Gain on sale of oil and gas
     properties                         (   166,768)   (     873)
   Decrease in accounts receivable -
     General Partner                         12,169          -
   (Increase) decrease in accounts
     receivable - oil and gas sales         104,366    (  42,308)
   Decrease in accounts payable         (    11,541)   (  40,460)
                                         ----------     --------
  Net cash provided by operating
   activities                            $  917,247     $743,618

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                  ($   17,239)    $    -
  Proceeds from sale of oil and
   gas properties                           298,834        3,435
                                         ----------     --------
  Net cash provided by investing
   activities                            $  281,595     $  3,435

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($  930,455)   ($649,523)
                                         ----------     --------
  Net cash used by financing
   activities                           ($  930,455)   ($649,523)
                                         ----------     --------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                            $  268,387     $ 97,530

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                       441,903      325,816
                                         ----------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $  710,290     $423,346
                                         ==========     ========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                  GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                          June 30,   December 31,
                                            1997        1996
                                        ------------ ------------

CURRENT ASSETS:
  Cash and cash equivalents              $1,571,348  $   932,165
  Accounts receivable:
   General Partner (Note 2)                   6,516       34,620
   Oil and gas sales                        695,856      911,439
                                         ----------  -----------
       Total current assets              $2,273,720  $ 1,878,224

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method           5,663,974    9,542,790

DEFERRED CHARGE                             155,718      155,718
                                         ----------  -----------
                                         $8,093,412  $11,576,732
                                         ==========  ===========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                       $   68,617  $    93,647
  Gas imbalance payable                      71,995       71,995
                                         ----------  -----------
       Total current liabilities         $  140,612  $   165,642

ACCRUED LIABILITY                        $   56,912  $    56,912

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($  274,270)($   244,312)
  Limited Partners, issued and
   outstanding, 372,189 units             8,170,158   11,598,490
                                         ----------  -----------
       Total Partners' capital           $7,895,888  $11,354,178
                                         ----------  -----------
                                         $8,093,412  $11,576,732
                                         ==========  ===========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                  GEODYNE PRODUCTION PARTNERSHIP II-G
                   COMBINED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                           1997          1996
                                        ----------    ----------

REVENUES:
  Oil and gas sales                     $  981,156    $1,302,851
  Interest income                            9,799         5,939
  Gain on sale of oil and gas
   properties                              329,485           -
                                        ----------    ----------
                                        $1,320,440    $1,308,790

COSTS AND EXPENSES:
  Lease operating                       $  159,418    $  244,856
  Production tax                            69,927        84,960
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              227,148       350,026
  General and administrative (Note 2)      118,908       110,440
                                        ----------    ----------
                                        $  575,401    $  790,282
                                        ----------    ----------

NET INCOME                              $  745,039    $  518,508
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   45,848    $   39,629
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME           $  699,191    $  478,879
                                        ==========    ==========
NET INCOME per unit                     $     1.88    $     1.29
                                        ==========    ==========
UNITS OUTSTANDING                          372,189       372,189
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                  GEODYNE PRODUCTION PARTNERSHIP II-G
                   COMBINED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                           1997          1996
                                        ----------    ----------

REVENUES:
  Oil and gas sales                     $2,517,489    $2,616,899
  Interest income                           17,231        10,961
  Gain on sale of oil and gas
   properties                              329,485         1,852
                                        ----------    ----------
                                        $2,864,205    $2,629,712

COSTS AND EXPENSES:
  Lease operating                       $  387,582    $  490,970
  Production tax                           186,021       169,736
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              449,874       735,808
  Impairment provision                   3,101,656           -
  General and administrative (Note 2)      238,159       231,325
                                        ----------    ----------
                                        $4,363,292    $1,627,839
                                        ----------    ----------

NET INCOME (LOSS)                      ($1,499,087)   $1,001,873
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   66,245    $   78,978
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)   ($1,565,332)   $  922,895
                                        ==========    ==========
NET INCOME (LOSS) per unit             ($     4.21)   $     2.48
                                        ==========    ==========
UNITS OUTSTANDING                          372,189       372,189
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                  GEODYNE PRODUCTION PARTNERSHIP II-G
                   COMBINED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                           1997          1996
                                        -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                    ($1,499,087)   $1,001,873
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            449,874       735,808
   Impairment provision                  3,101,656           -
   Gain on sale of oil and gas
     properties                        (   329,485)  (     1,852)
   Decrease in accounts receivable -
     General Partner                        28,104           -
   (Increase) decrease in accounts
     receivable - oil and gas sales        215,583   (    91,875)
   Decrease in accounts payable        (    25,030)  (    91,187)
                                        ----------    ----------
  Net cash provided by operating
   activities                           $1,941,615    $1,552,767

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($   35,916)   $      -
  Proceeds from sale of oil and
   gas properties                          692,687         3,685
                                        ----------    ----------
  Net cash provided by investing
   activities                           $  656,771    $    3,685

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($1,959,203)  ($1,348,278)
                                        ----------    ----------
  Net cash used by financing
   activities                          ($1,959,203)  ($1,348,278)
                                        ----------    ----------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                           $  639,183    $  208,174

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      932,165       661,921
                                        ----------    ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $1,571,348    $  870,095
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                  GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED BALANCE SHEETS
                              (Unaudited)


                                ASSETS

                                         June 30,    December 31,
                                           1997         1996
                                       ------------- ------------

CURRENT ASSETS:
  Cash and cash equivalents             $  399,740    $  221,484
  Accounts receivable:
   General Partner (Note 2)                  1,507         9,151
   Oil and gas sales                       167,986       216,574
                                        ----------    ----------
       Total current assets             $  569,233    $  447,209

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          1,305,032     2,304,814

DEFERRED CHARGE                             38,222        38,222
                                        ----------    ----------
                                        $1,912,487    $2,790,245
                                        ==========    ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                      $   17,298    $   23,354
  Gas imbalance payable                     16,547        16,547
                                        ----------    ----------
       Total current liabilities        $   33,845    $   39,901

ACCRUED LIABILITY                       $   14,139    $   14,139

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($   66,500)  ($   58,835)
  Limited Partners, issued and
   outstanding, 91,711 units             1,931,003     2,795,040
                                        ----------    ----------
       Total Partners' capital          $1,864,503    $2,736,205
                                        ----------    ----------
                                        $1,912,487    $2,790,245
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                  GEODYNE PRODUCTION PARTNERSHIP II-H
                   COMBINED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                          --------      --------

REVENUES:
  Oil and gas sales                       $249,219      $310,430
  Interest income                            2,247         1,321
  Gain on sale of oil and gas
   properties                               75,503           -
                                          --------      --------
                                          $326,969      $311,751

COSTS AND EXPENSES:
  Lease operating                         $ 40,901      $ 61,400
  Production tax                            18,796        20,522
  Depreciation, depletion, and
   amortization of oil and gas
   properties                               54,935        86,269
  General and administrative (Note 2)       29,264        27,400
                                          --------      --------
                                          $143,896      $195,591
                                          --------      --------

NET INCOME                                $183,073      $116,160
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 11,239      $  9,193
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $171,834      $106,967
                                          ========      ========
NET INCOME per unit                       $   1.87      $   1.17
                                          ========      ========
UNITS OUTSTANDING                           91,711        91,711
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                  GEODYNE PRODUCTION PARTNERSHIP II-H
                   COMBINED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                           1997           1996
                                        ----------      --------

REVENUES:
  Oil and gas sales                     $  610,033      $626,799
  Interest income                            3,956         2,444
  Gain on sale of oil and gas
   properties                               75,503           440
                                        ----------      --------
                                        $  689,492      $629,683

COSTS AND EXPENSES:
  Lease operating                       $   97,304      $123,094
  Production tax                            46,827        41,129
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              108,330       181,611
  Impairment provision                     785,220           -
  General and administrative (Note 2)       58,645        57,180
                                        ----------      --------
                                        $1,096,326      $403,014
                                        ----------      --------

NET INCOME (LOSS)                      ($  406,834)     $226,669
                                        ==========      ========
GENERAL PARTNER - NET INCOME            $   15,203      $ 18,476
                                        ==========      ========
LIMITED PARTNERS - NET INCOME (LOSS)   ($  422,037)     $208,193
                                        ==========      ========
NET INCOME (LOSS) per unit             ($     4.60)     $   2.27
                                        ==========      ========
UNITS OUTSTANDING                           91,711        91,711
                                        ==========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                  GEODYNE PRODUCTION PARTNERSHIP II-H
                   COMBINED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                             1997         1996
                                          ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       ($406,834)    $226,669
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                             108,330      181,611
   Impairment provision                     785,220          -
   Gain on sale of oil and gas
     properties                           (  75,503)   (     440)
   Decrease in accounts receivable -
     General Partner                          7,644          -
   (Increase) decrease in accounts
     receivable - oil and gas sales          48,588    (  22,032)
   Decrease in accounts payable           (   6,056)   (  24,196)
                                           --------     --------
  Net cash provided by operating
   activities                              $461,389     $361,612

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                    ($  8,251)    $    -
  Proceeds from sale of oil and
   gas properties                           189,986          952
                                           --------     --------
  Net cash provided by investing
   activities                              $181,735     $    952

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                      ($464,868)   ($319,040)
                                           --------     --------
  Net cash used by financing
   activities                             ($464,868)   ($319,040)
                                           --------     --------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                              $178,256     $ 43,524

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                       221,484      158,812
                                           --------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                            $399,740     $202,336
                                           ========     ========

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME II LIMITED PARTNERSHIPS
         CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                             JUNE 30, 1997
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The combined balance sheets as of June 30, 1997, combined statements of operations for the three and six months ended June 30, 1997 and 1996 and combined statements of cash flows for the six months ended June 30, 1997 and 1996 have been prepared by Geodyne Resources, Inc., the general partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Energy Income Production Partnership (the "Production Partnership") in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a "Partnership" or the "Partnerships" are references to the limited partnerships and their related Production Partnerships, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the Production Partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at June 30, 1997, the combined results of operations for the three and six months ended June 30, 1997 and 1996 and the combined cash flows for the six months ended June 30, 1997 and 1996.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1996. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

     Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and Assets Held for Disposal", requires successful efforts companies, like the Partnerships, to evaluate the recoverability of the carrying costs of their proved oil and gas properties at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of oil and gas properties. With respect to the Partnerships' oil and gas properties, this evaluation was performed for each field. SFAS No. 121 provides that if the unamortized costs of oil and gas properties for each field exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. The Partnerships recorded a non-cash charge against earnings (impairment provision) during the six months ended June 30, 1997 pursuant to SFAS No. 121 as follows:

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


2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred by the General Partner. During the six months ended June 30, 1997 the following payments were made to the General Partner or its affiliates by the Partnerships:

                           Direct General      Administrative
        Partnership      and Administrative       Overhead
        -----------      ------------------    --------------
           II-A                $72,424            $254,886
           II-B                 67,158             190,380
           II-C                 29,354              81,378
           II-D                 64,312             165,726
           II-E                 80,849             120,432
           II-F                 19,546              90,210
           II-G                 42,271             195,888
           II-H                 10,375              48,270

     Affiliates   of  the   Partnership's  operate   certain  of   the
     Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.

     The receivable from the General Partner at December 31, 1996 for the II-F, II-G, and II-H Partnerships represented proceeds due to such Partnerships for the sale of oil and gas properties during the fourth quarter of 1996. Subsequent to December 31, 1996 such receivable was collected by the II-F, II-G, and II-H Partnerships.

     The receivable from the General Partner at June 30, 1997 for the Partnerships represents proceeds due to the Partnerships for the sale of oil and gas properties during the second quarter of 1997. Subsequent to June 30, 1997 such receivable was collected by the Partnerships.

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

     Net proceeds from operations less necessary operating capital are distributed to Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 1997 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations of the Partnerships.

     The Partnerships' cash flows for the second quarter of 1997 included proceeds from the sale of oil and gas properties during the three months ended June 30, 1997. These proceeds will be reflected, as applicable, in the Partnerships' cash distributions to be paid in mid-August 1997. It is possible that the Partnerships' repurchase values and future cash distributions could decline as a result of the disposition of these properties. On the other hand, the General Partner believes there will be beneficial operating efficiencies related to the Partnerships' remaining properties. This is primarily due to the fact that the properties sold generally bore a higher ratio of operating expenses as compared to reserves than the Partnerships' remaining properties.

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

     Generally, the Partnerships' operations during the six months ended June 30, 1997 reflected a decrease in production of oil and gas and an increase in the average prices of oil and gas sold by the Partnerships. Refer to "Liquidity and Capital Resources" above for a discussion of factors impacting prices.

     II-A PARTNERSHIP

     THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.

                                      Three Months Ended June 30,
                                      ---------------------------
                                         1997             1996
                                      ----------       ----------
      Oil and gas sales               $1,508,683       $1,286,587
      Oil and gas production expenses $  514,879       $  441,008
      Barrels produced                    26,766           27,526
      Mcf produced                       373,003          364,081
      Average price/Bbl               $    19.74       $    18.98
      Average price/Mcf               $     2.63       $     2.10

     As shown in the above table, total oil and gas sales increased $222,096 (17.3%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Of this increase, approximately $20,000 and $198,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil sold decreased 760 barrels, while volumes of gas sold increased 8,922 Mcf for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Average oil and gas prices increased to $19.74 per barrel and $2.63 per Mcf, respectively, for the three months ended June 30, 1997 from $18.98 per barrel and $2.10 per Mcf, respectively, for the three months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $73,871 (16.8%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This increase resulted primarily from (i) workover expenses incurred on two wells during the three months ended June 30, 1997 in order to improve the recovery of reserves and (ii) an increase in production taxes associated with the increase in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses remained relatively constant at 34.1% for the three months ended June 30, 1997 and 34.3% the three months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $79,572 (29.2%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 12.8% for the three months ended June 30, 1997 from 21.2% for the three months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     General and administrative expenses remained relatively constant for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 10.9% for the three months ended June 30, 1997 from 12.6% for the three months ended June 30, 1996. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.

     SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.

                                        Six Months Ended June 30,
                                        -------------------------
                                           1997           1996
                                        ----------     ----------
      Oil and gas sales                 $3,023,880     $2,629,889
      Oil and gas production expenses   $  906,451     $  928,800
      Barrels produced                      51,281         58,616
      Mcf produced                         769,733        751,963
      Average price/Bbl                 $    20.70     $    18.61
      Average price/Mcf                 $     2.55     $     2.05

     As shown in the above table, total oil and gas sales increased $393,991 (15.0%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Of this increase, approximately $107,000 and $385,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $36,000 was related to an increase in volumes of gas sold, partially offset by a decrease of approximately $137,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 7,335 barrels, while volumes of gas sold increased 17,770 Mcf for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Average oil and gas prices increased to $20.70 per barrel and $2.55 per Mcf, respectively, for the six months ended June 30, 1997 from $18.61 per barrel and $2.05 per Mcf, respectively, for the six months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $22,349 (2.4%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from decreases in volumes of oil sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 30.0% for the six months ended June 30, 1997 from 35.3% for the six months ended June 30, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $178,717 (31.4%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) a decrease in volumes of oil sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, this expense decreased to 12.9% for the six months ended June 30, 1997 from 21.6% for the six months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     The II-A Partnership recognized a non-cash charge against earnings of $684,276 for the six months ended June 30, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the undiscounted future net revenues from such oil and gas properties, in accordance with the II-A Partnership's adoption of SFAS No. 121. Of this amount, $223,943 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $460,333 was related to impairment of unproved properties. No similar charge was necessary during the six months ended June 30, 1996.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 10.8% for the six months ended June 30, 1997 from 12.3% for the six months ended June 30, 1996. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.

     The Limited Partners have received cash distributions through June 30, 1997 totaling $40,673,357 or 83.99% of Limited Partners' capital contributions.

     II-B PARTNERSHIP

     THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.

                                      Three Months Ended June 30,
                                      ---------------------------
                                        1997                1996
                                      --------            --------
      Oil and gas sales               $980,036            $917,850
      Oil and gas production expenses $328,925            $300,305
      Barrels produced                  19,038              20,790
      Mcf produced                     224,547             238,069
      Average price/Bbl               $  20.07            $  19.26
      Average price/Mcf               $   2.66            $   2.17

     As shown in the above table, total oil and gas sales increased $62,186 (6.8%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Of this increase, approximately $15,000 and $110,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by decreases of approximately $34,000 and $29,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 1,752 barrels and 13,522 Mcf, respectively, for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Average oil and gas prices increased to $20.07 per barrel and $2.66 per Mcf, respectively, for the three months ended June 30, 1997 from $19.26 per barrel and $2.17 per Mcf, respectively, for the three months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $28,620 (9.5%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This increase resulted primarily from workover expenses incurred on two wells during the three months ended June 30, 1997 in order to improve the recovery of reserves, partially offset by decreases in volumes of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 33.6% for the three months ended June 30, 1997 as compared to 32.7% for the three months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $88,508 (41.9%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) decreases in volumes of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, this expense decreased to 12.5% for the three months ended June 30, 1997 from 23.0% for the three months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     General and administrative expenses remained relatively constant for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 13.3% for the three months ended June 30, 1997 from 14.9% for the three months ended June 30, 1996. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.

     SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.
                                       Six Months Ended June 30,
                                       -------------------------
                                          1997           1996
                                       ----------     ----------
      Oil and gas sales                $2,059,385     $1,949,372
      Oil and gas production expenses  $  609,571     $  659,852
      Barrels produced                     34,469         46,884
      Mcf produced                        517,211        516,613
      Average price/Bbl                $    20.88     $    18.77
      Average price/Mcf                $     2.59     $     2.07

     As shown in the above table, total oil and gas sales increased $110,013 (5.6%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Of this increase, approximately $73,000 and $269,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by a decrease of approximately $233,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 12,415 barrels, while volumes of gas sold increased 598 Mcf for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in volumes of oil sold resulted primarily from (i) the sale of several oil producing wells during 1996 and (ii) positive prior period volume adjustments made by the purchasers on several wells during the six months ended June 30, 1996. Average oil and gas prices increased to $20.88 per barrel and $2.59 per Mcf, respectively, for the six months ended June 30, 1997 from $18.77 per barrel and $2.07 per Mcf, respectively, for the six months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $50,281 (7.6%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from decreases in volumes of oil sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 29.6% for the six months ended June 30, 1997 from 33.8% for the six months ended June 30, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $202,265 (43.6%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) a decrease in volumes of oil sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, this expense decreased to 12.7% for the six months ended June 30, 1997 from 23.8% for the six months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     The II-B Partnership recognized a non-cash charge against earnings of $530,988 for the six months ended June 30, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the undiscounted future net revenues from such oil and gas properties, in accordance with the II-B Partnership's adoption of SFAS No. 121. Of this amount, $134,003 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $396,985 was related to impairment of unproved properties. No similar charge was necessary during the six months ended June 30, 1996.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 12.5% for the six months ended June 30, 1997 from 13.4% for the six months ended June 30, 1996. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.

     The Limited Partners have received cash distributions through June 30, 1997 totaling $28,873,916 or 79.82% of Limited Partners' capital contributions.

     II-C PARTNERSHIP

     THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.

                                      Three Months Ended June 30,
                                      ---------------------------
                                           1997            1996
                                         --------        --------
      Oil and gas sales                  $427,984        $428,354
      Oil and gas production expenses    $135,433        $141,921
      Barrels produced                      6,259           7,168
      Mcf produced                        130,154         147,645
      Average price/Bbl                  $  19.36        $  19.80
      Average price/Mcf                  $   2.36        $   1.94

     As shown in the table above, total oil and gas sales remained relatively constant for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. While volumes of oil and gas sold decreased and the average price of oil sold decreased during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996, any resulting decrease in oil and gas sales was offset by an increase in the average price of gas sold. Volumes of oil and gas sold decreased 909 barrels and 17,491 Mcf, respectively, for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Average oil prices decreased to $19.36 per barrel for the three months ended June 30, 1997 from $19.80 per barrel for the three months ended June 30, 1996, while average gas prices increased to $2.36 per Mcf for the three months ended June 30, 1997 from $1.94 per Mcf for the three months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $6,488 (4.6%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from decreases in volumes of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 31.6% for the three months ended June 30, 1997 and 33.1% for the three months ended June 30, 1996.


     Depreciation, depletion, and amortization of oil and gas properties decreased $49,743 (49.9%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) decreases in volumes of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, this expense decreased to 11.7% for the three months ended June 30, 1997 from 23.3% for the three months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increase in the average price of gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     General and administrative expenses remained relatively constant for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 13.1% for the three months ended June 30, 1997 and 13.8% for the three months ended June 30, 1996.

     SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.

                                       Six Months Ended June 30,
                                       -------------------------
                                           1997           1996
                                         --------       --------
      Oil and gas sales                  $942,166       $896,703
      Oil and gas production expenses    $263,237       $294,747
      Barrels produced                     11,332         16,152
      Mcf produced                        290,427        310,683
      Average price/Bbl                  $  20.74       $  19.07
      Average price/Mcf                  $   2.43       $   1.89

     As shown in the above table, total oil and gas sales increased $45,463 (5.1%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Of this increase, approximately $19,000 and $157,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by decreases of approximately $92,000 and $38,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 4,820 barrels and 20,256 Mcf, respectively, for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in volumes of oil sold resulted primarily from positive prior period volume adjustments made by the purchasers on several wells during the six months ended June 30, 1996. Average oil and gas prices increased to $20.74 per barrel and $2.43 per Mcf, respectively, for the six months ended June 30, 1997 from $19.07 per barrel and $1.89 per Mcf, respectively, for the six months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $31,510 (10.7%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from decreases in volumes of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 27.9% for the six months ended June 30, 1997 from 32.9% for the six months ended June 30, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $106,381 (49.9%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) decreases in volumes of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, this expense decreased to 11.3% for the six months ended June 30, 1997 from 23.8% for the six months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     The II-C Partnership recognized a non-cash charge against earnings of $66,617 for the six months ended June 30, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the undiscounted future net revenues from such oil and gas properties, in accordance with the II-C Partnership's adoption of SFAS No. 121. Of this amount, $36,163 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $30,454 was related to impairment of unproved properties. No similar charge was necessary during the six months ended June 30, 1996.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 11.8% for the six months ended June 30, 1997 from 12.5% for the six months ended June 30, 1996. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.

     The Limited Partners have received cash distributions through June 30, 1997 totaling $12,654,686 or 81.84% of Limited Partners' capital contributions.

     II-D PARTNERSHIP

     THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.

                                      Three Months Ended June 30,
                                      ---------------------------
                                         1997             1996
                                      ----------       ----------
      Oil and gas sales               $1,069,055       $1,021,696
      Oil and gas production expenses $  375,186       $  537,066
      Barrels produced                    12,836           17,112
      Mcf produced                       349,345          404,552
      Average price/Bbl               $    16.86       $    19.20
      Average price/Mcf               $     2.44       $     1.71

     As shown in the above table, total oil and gas sales increased $47,359 (4.6%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Of this increase, approximately $255,000 was related to an increase in the average price of gas sold, partially offset by decreases of approximately $82,000 and $94,000, respectively, related to decreases in volumes of oil and gas sold and a decrease of approximately $30,000 related to a decrease in the average price of oil sold. Volumes of oil and gas sold decreased 4,276 barrels and 55,207 Mcf, respectively, for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The decrease in volumes of oil sold resulted primarily from the sale of one oil producing well during 1996. Average oil prices decreased to $16.86 per barrel for the three months ended June 30, 1997 from $19.20 per barrel for the three months ended June 30, 1996, while average gas prices increased to $2.44 per Mcf for the three months ended June 30, 1997 from $1.71 per Mcf for the three months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $161,880 (30.1%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from (i) a decrease in production expenses due to the sale of one well during 1996 and (ii) decreases in volumes of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 35.1% for the three months ended June 30, 1997 from 52.6% for the three months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in production expenses discussed above and the increase in the average price of gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $30,759 (17.6%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from decreases in volumes of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, this expense decreased to 13.5% for the three months ended June 30, 1997 from 17.1% for the three months ended June 30, 1996. This percentage decrease was primarily due to the increase in the average price of gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     General and administrative expenses decreased $8,341 (6.7%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from a decrease in legal fees during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 10.9% for the three months ended June 30, 1997 from 12.2% for the three months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in general and administrative expenses discussed above.

     SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.
                                       Six Months Ended June 30,
                                       -------------------------
                                          1997           1996
                                       ----------     ----------
      Oil and gas sales                $2,279,952     $2,079,944
      Oil and gas production expenses  $  695,531     $  988,318
      Barrels produced                     25,538         35,294
      Mcf produced                        759,290        832,055
      Average price/Bbl                $    20.24     $    18.62
      Average price/Mcf                $     2.32     $     1.71

     As shown in the above table, total oil and gas sales increased $200,008 (9.6%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Of this increase, approximately $41,000 and $463,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by decreases of approximately $182,000 and $124,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 9,756 barrels and 72,765 Mcf, respectively, for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in volumes of oil sold resulted primarily from the sale of one oil producing well during 1996. Average oil and gas prices increased to $20.24 per barrel and $2.32 per Mcf, respectively, for the six months ended June 30, 1997 from $18.62 per barrel and $1.71 per Mcf, respectively, for the six months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $292,787 (29.6%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from (i) a decrease in production expenses due to the sale of one well during 1996 and (ii) decreases in volumes of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 30.5% for the six months ended June 30, 1997 from 47.5% for the six months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in production expenses discussed above and the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $66,606 (17.7%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from decreases in volumes of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, this expense decreased to 13.5% for the six months ended June 30, 1997 from 18.0% for the six months ended June 30, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     The II-D Partnership recognized a non-cash charge against earnings of $143,957 for the six months ended June 30, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the undiscounted future net revenues from such oil and gas properties, in accordance with the II-D Partnership's adoption of SFAS No. 121. No similar charge was necessary during the six months ended June 30, 1996.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 10.1% for the six months ended June 30, 1997 from 11.3% for the six months ended June 30, 1996. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.

     The Limited Partners have received cash distributions through June 30, 1997 totaling $24,352,903 or 77.34% of Limited Partners' capital contributions.

     II-E  PARTNERSHIP

     THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.

                                      Three Months Ended June 30,
                                      ---------------------------
                                         1997              1996
                                       --------          --------
      Oil and gas sales                $599,676          $676,499
      Oil and gas production expenses  $272,645          $271,138
      Barrels produced                   11,099            14,313
      Mcf produced                      192,047           207,065
      Average price/Bbl                $  18.84          $  20.01
      Average price/Mcf                $   2.03          $   1.88

     As shown in the above table, total oil and gas sales decreased $76,823 (11.4%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Of this decrease, approximately $64,000 and $28,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $13,000 was related to a decrease in the average price of oil sold, partially offset by an increase of approximately $29,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 3,214 barrels and 15,018 Mcf, respectively, for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The decrease in volumes of oil sold resulted primarily from the sale of one oil producing well during 1996. Average oil prices decreased to $18.84 per barrel for the three months ended June 30, 1997 from $20.01 per barrel for the three months ended June 30, 1996, while average gas prices increased to $2.03 per Mcf for the three months ended June 30, 1997 from $1.88 per Mcf for the three months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses increased to 45.5% for the three months ended June 30, 1997 from 40.1% for the three months ended June 30, 1996. This percentage increase was primarily due to the decrease in the average price of oil sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $63,203 (29.3%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) decreases in volumes of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, this expense decreased to 25.4% for the three months ended June 30, 1997 from 31.9% for the three months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increase in the average price of gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     General and administrative expenses decreased $26,345 (20.0%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from a decrease in legal fees during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 17.5% for the three months ended June 30, 1997 from 19.4% for the three months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in general and administrative expenses discussed above.

     SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.

                                       Six Months Ended June 30,
                                       -------------------------
                                          1997            1996
                                       ----------      ----------
      Oil and gas sales                $1,379,969      $1,373,418
      Oil and gas production expenses  $  508,969      $  534,697
      Barrels produced                     23,160          29,282
      Mcf produced                        396,698         466,666
      Average price/Bbl                $    20.08      $    19.15
      Average price/Mcf                $     2.31      $     1.74

     As shown in the table above, total oil and gas sales remained relatively constant for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. While the average prices of oil and gas sold increased during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996, any resulting increase in oil and gas sales was offset by decreases in the volumes of oil and gas sold. Volumes of oil and gas sold decreased 6,122 barrels and 69,968 Mcf, respectively, for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in volumes of oil sold resulted primarily from the sale of one oil producing well during 1996. Average oil and gas prices increased to $20.08 per barrel and $2.31 per Mcf, respectively, for the six months ended June 30, 1997 from $19.15 per barrel and $1.74 per Mcf, respectively, for the six months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $25,728 (4.8%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from decreases in volumes of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 36.9% for the six months ended June 30, 1997 and 38.9% for the six months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $157,168 (33.2%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) decreases in volumes of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, this expense decreased to 22.9% for the six months ended June 30, 1997 from 34.5% for the six months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     The II-E Partnership recognized a non-cash charge against earnings of $992,851 for the six months ended June 30, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the undiscounted future net revenues from such oil and gas properties, in accordance with the II-E Partnership's adoption of SFAS No. 121. Of this amount, $317,979 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $674,872 was related to impairment of unproved properties. No similar charge was necessary during the six months ended June 30, 1996.

     General and administrative expenses decreased $20,740 (9.3%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from a decrease in legal fees during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 14.6% for the six months ended June 30, 1997 from 16.2% for the six months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in general and administrative expenses discussed above.

     The Limited Partners have received cash distributions through June 30, 1997 totaling $14,218,574 or 62.14% of Limited Partners' capital contributions.

     II-F PARTNERSHIP

     THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.

                                      Three Months Ended June 30,
                                      ---------------------------
                                          1997             1996
                                        --------         --------
      Oil and gas sales                 $447,250         $612,423
      Oil and gas production expenses   $102,866         $151,667
      Barrels produced                    11,858           12,902
      Mcf produced                       147,808          194,355
      Average price/Bbl                 $  18.11         $  19.35
      Average price/Mcf                 $   1.57         $   1.87

     As shown in the above table, total oil and gas sales decreased $165,173 (27.0%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Of this decrease, approximately $20,000 and $87,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $15,000 and $44,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 1,044 barrels and 46,547 Mcf, respectively, for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) a positive prior period volume adjustment made by the purchaser on one well during the three months ended June 30, 1996, (ii) negative prior period volume adjustments made by the purchasers on two wells during the three months ended June 30, 1997 and (iii) a normal decline in production due to diminished gas reserves on one well. Average oil and gas prices decreased to $18.11 per barrel and $1.57 per Mcf, respectively, for the three months ended June 30, 1997 from $19.35 per barrel and $1.87 per Mcf, respectively, for the three months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $48,801 (32.2%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses remained relatively constant at 23.0% for the three months ended June 30, 1997 and 24.8% for the three months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $49,454 (32.3%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) decreases in volumes of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, this expense remained relatively constant at 23.2% for the three months ended June 30, 1997 and 25.0% for the three months ended June 30, 1996.

     General and administrative expenses increased $3,799 (7.5%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This increase resulted primarily from an increase in professional fees during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses increased to 12.3% for the three months ended June 30, 1997 from 8.3% for the three months ended June 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

     SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.

                                       Six Months Ended June 30,
                                       -------------------------
                                           1997           1996
                                        ----------     ----------
      Oil and gas sales                 $1,176,415     $1,231,441
      Oil and gas production expenses   $  262,496     $  303,704
      Barrels produced                      23,870         26,237
      Mcf produced                         291,017        413,172
      Average price/Bbl                 $    19.51     $    18.44
      Average price/Mcf                 $     2.44     $     1.81

     As shown in the above table, total oil and gas sales decreased $55,026 (4.5%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Of this decrease, approximately $44,000 and $221,000, respectively, were related to decreases in volumes of oil and gas sold, partially offset by increases of approximately $26,000 and $183,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 2,367 barrels and 122,155 Mcf, respectively, for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) positive prior period volume adjustments made by the purchasers on two wells during the six months ended June 30, 1996 and (ii) a negative prior period volume adjustment made by the purchaser on one well during the six months ended June 30, 1997. Average oil and gas prices increased to $19.51 per barrel and $2.44 per Mcf, respectively, for the six months ended June 30, 1997 from $18.44 per barrel and $1.81 per Mcf, respectively, for the six months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $41,208 (13.6%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from decreases in volumes of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 22.3% for the six months ended June 30, 1997 from 24.7% for the six months ended June 30, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $115,896 (36.1%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) decreases in volumes of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, this expense decreased to 17.5% for the six months ended June 30, 1997 from 26.1% for the six months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     The II-F Partnership recognized a non-cash charge against earnings of $1,377,160 for the six months ended June 30, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the undiscounted future net revenues from such oil and gas properties, in accordance with the II-F Partnership's adoption of SFAS No. 121. Of this amount, $208,255 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $1,168,905 was related to impairment of unproved properties. No similar charge was necessary during the six months ended June 30, 1996.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses increased to 9.3% for the six months ended June 30, 1997 from 8.7% for the six months ended June 30, 1996.

     This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

     The Limited Partners have received cash distributions through June 30, 1997 totaling $13,927,051 or 81.25% of Limited Partners' capital contributions.

     II-G PARTNERSHIP

     THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.

                                      Three Months Ended June 30,
                                      ---------------------------
                                         1997             1996
                                       --------        ----------
      Oil and gas sales                $981,156        $1,302,851
      Oil and gas production expenses  $229,345        $  329,816
      Barrels produced                   24,902            27,148
      Mcf produced                      318,934           415,669
      Average price/Bbl                $  18.11        $    19.36
      Average price/Mcf                $   1.66        $     1.87

     As shown in the above table, total oil and gas sales decreased $321,695 (24.7%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Of this decrease, approximately $43,000 and $181,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $31,000 and $67,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 2,246 barrels and 96,735 Mcf, respectively, for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) a positive prior period volume adjustment made by the purchaser on one well during the three months ended June 30, 1996, (ii) negative prior period volume adjustments made by the purchaser on two wells during the three months ended June 30, 1997, and (iii) a normal decline in production due to diminished gas reserves on one well. Average oil and gas prices decreased to $18.11 per barrel and $1.66 per Mcf, respectively, for the three months ended June 30, 1997 from $19.36 per barrel and $1.87 per Mcf, respectively, for the three months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $100,471 (30.5%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses remained relatively constant at 23.4% for the three months ended June 30, 1997 and 25.3% for the three months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $122,878 (35.1%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December

     31, 1996 and (ii) decreases in volumes of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, this expense decreased to 23.2% for the three months ended June 30, 1997 from 26.9% for the three months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above, partially offset by the decreases in the average prices of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     General and administrative expenses increased $8,468 (7.7%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This increase resulted primarily from an increase in professional fees during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses increased to 12.1% for the three months ended June 30, 1997 from 8.5% for the three months ended June 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

     SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.

                                       Six Months Ended June 30,
                                       ----------------------------
                                          1997            1996
                                       ----------      ----------
      Oil and gas sales                $2,517,489      $2,616,899
      Oil and gas production expenses  $  573,603      $  660,706
      Barrels produced                     50,149          55,190
      Mcf produced                        626,682         885,073
      Average price/Bbl                $    19.51      $    18.45
      Average price/Mcf                $     2.46      $     1.81

     As shown in the above table, total oil and gas sales decreased $99,410 (3.8%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Of this decrease, approximately $93,000 and $468,000, respectively, were related to decreases in volumes of oil and gas sold, partially offset by increases of approximately $53,000 and $407,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 5,041 barrels and 258,391 Mcf, respectively, for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) positive prior period volume adjustments made by the purchaser on two wells during the six months ended June 30, 1996 and (ii) a negative prior period volume adjustment made by the purchaser on one well during the six months ended June 30, 1997. Average oil and gas prices increased to $19.51 per barrel and $2.46 per Mcf, respectively, for the six months ended June 30, 1997 from $18.45 per barrel and $1.81 per Mcf, respectively, for the six months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $87,103 (13.2%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from decreases in volumes of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 22.8% for the six months ended June 30, 1997 from 25.2% for the six months ended June 30, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $285,934 (38.9%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) decreases in volumes of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, this expense decreased to 17.9% for the six months ended June 30, 1997 from 28.1% for the six months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     The II-G Partnership recognized a non-cash charge against earnings of $3,101,656 for the six months ended June 30, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the undiscounted future net revenues from such oil and gas properties, in accordance with the II-G Partnership's adoption of SFAS No. 121. Of this amount, $489,672 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $2,611,984 was related to impairment of unproved properties. No similar charge was necessary during the six months ended June 30, 1996.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses increased to 9.5% for the six months ended June 30, 1997 from 8.8% for the six months ended June 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

     The Limited Partners have received cash distributions through June 30, 1997 totaling $28,501,371 or 76.58% of Limited Partners' capital contributions.

     II-H PARTNERSHIP

     THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.

                                      Three Months Ended June 30,
                                      ---------------------------
                                         1997              1996
                                       --------          --------
      Oil and gas sales                $249,219          $310,430
      Oil and gas production expenses  $ 59,697          $ 81,922
      Barrels produced                    5,785             6,333
      Mcf produced                       78,951           102,277

      Average price/Bbl                $  18.10          $  19.41
      Average price/Mcf                $   1.83          $   1.83

     As shown in the above table, total oil and gas sales decreased $61,211 (19.7%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Of this decrease, approximately $11,000 and $43,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $8,000 was related to a decrease in the average price of oil sold. Volumes of oil and gas sold decreased 548 barrels and 23,326 Mcf, respectively, for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) a positive prior period volume adjustment made by the purchaser on one well during the three months ended June 30, 1996, (ii) negative prior period volume adjustments made by the purchasers on two wells during the three months ended June 30, 1997, and (iii) a normal decline in production due to diminished gas reserves on one well. Average oil prices decreased to $18.10 per barrel for the three months ended June 30, 1997 from $19.41 per barrel for the three months ended June 30, 1996. Average gas prices remained constant at $1.83 per Mcf for the three months ended June 30, 1997 and 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $22,225 (27.1%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses decreased to 24.0% for the three months ended June 30, 1997 from 26.4% for the three months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in production expenses discussed above, partially offset by the decrease in the average price of oil sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $31,334 (36.3%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) decreases in volumes of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, this expense decreased to 22.0% for the three months ended June 30, 1997 from 27.8% for the three months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above, partially offset by the decrease in the average price of oil sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     General and administrative expenses increased $1,864 (6.8%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This increase resulted primarily from an increase in professional fees during the three months ended June 30, 1997 as compared to the three months ended June

     30, 1996. As a percentage of oil and gas sales, these expenses increased to 11.7% for the three months ended June 30, 1997 from 8.8% for the three months ended June 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

     SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.

                                       Six Months Ended June 30,
                                       -------------------------
                                         1997             1996
                                       --------         --------
      Oil and gas sales                $610,033         $626,799
      Oil and gas production expenses  $144,131         $164,223
      Barrels produced                   11,666           12,856
      Mcf produced                      154,134          218,168
      Average price/Bbl                $  19.51         $  18.48
      Average price/Mcf                $   2.48         $   1.78

     As shown in the above table, total oil and gas sales decreased $16,766 (2.7%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Of this decrease, approximately $22,000 and $114,000, respectively, were related to decreases in volumes of oil and gas sold, partially offset by increases of approximately $12,000 and $108,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 1,190 barrels and 64,034 Mcf, respectively, for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) positive prior period volume adjustments made by the purchasers on two wells during the six months ended June 30, 1996 and (ii) a negative prior period volume adjustment made by the purchaser on one well during the six months ended June 30, 1997. Average oil and gas prices increased to $19.51 per barrel and $2.48 per Mcf, respectively, for the six months ended June 30, 1997 from $18.48 per barrel and $1.78 per Mcf, respectively, for the six months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $20,092 (12.2%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from decreases in volumes of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 23.6% for the six months ended June 30, 1997 from 26.2% for the six months ended June 30, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $73,281 (40.4%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) decreases in volumes of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, this expense decreased to 17.8% for the six months ended June 30, 1997 from 29.0% for the six months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     The II-H Partnership recognized a non-cash charge against earnings of $785,220 for the six months ended June 30, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the undiscounted future net revenues from such oil and gas properties, in accordance with the II-H Partnership's adoption of SFAS No. 121. Of this amount, $125,223 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $659,997 was related to impairment of unproved properties. No similar charge was necessary during the six months ended June 30, 1996.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 9.6% for the six months ended June 30, 1997 and 9.1% for the six months ended June 30, 1996.

     The Limited Partners have received cash distributions through June 30, 1997 totaling $6,605,364 or 72.02% of Limited Partners' capital contributions.

                      PART II:  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     As further described in the Partnerships' Report on Form 8-K filed April 2, 1997 (the "Form 8-K") the Partnerships are included in the subject matter of a class action lawsuit entitled "In Re: PaineWebber Limited Partnerships' Litigation", Case No. 94-CIV-8558, U.S. District Court, Southern District of New York. On July 30, 1997 the United States Court of Appeals for the
     Second Circuit issued an opinion affirming the terms of the federal district court's order confirming the settlement of this lawsuit. The terms of said settlement are described in the Form 8-K.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the II-A Partnership's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the II-B Partnership's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

          27.3 Financial Data Schedule containing summary financial information extracted from the II-C Partnership's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

          27.4 Financial Data Schedule containing summary financial information extracted from the II-D Partnership's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

          27.5 Financial Data Schedule containing summary financial information extracted from the II-E Partnership's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.


          27.6 Financial Data Schedule containing summary financial information extracted from the II-F Partnership's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

          27.7 Financial Data Schedule containing summary financial information extracted from the II-G Partnership's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

          27.8 Financial Data Schedule containing summary financial information extracted from the II-H Partnership's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

               All other exhibits are omitted as inapplicable.

     (b)  Reports on Form 8-K:

          Current Reports on Form 8-K filed during second quarter of 1997:

          Date of event:           March 20, 1997
          Date filed with SEC:     April 2, 1997
          Item Included:
               Item 5 - Other Events

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

                              (Registrant)


                              By:  GEODYNE RESOURCES, INC.

                                   General Partner




Date:  August 13, 1997        By:    /s/Dennis R. Neill
                                 ------------------------------
                                    (Signature)
                                    Dennis R. Neill
                                    President



Date:  August 13, 1997        By:    /s/Patrick M. Hall
                                 -------------------------------
                                    (Signature)
                                    Patrick M. Hall
                                    Principal Accounting Officer

                           INDEX TO EXHIBITS
                           -----------------

NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-A's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-B's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-C's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-D's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-E's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-F's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

27.7 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-G's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

27.8 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-H's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

          All other exhibits are omitted as inapplicable.