Form 10-Q
period 1997-09-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP II A; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-E; GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-G; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-H
filed 1997-11-13
CIK 824894, 826345, 833054, 833526, 842881, 850506, 851724, 854062

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1997

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

                 Yes   X        No
                     -----         -----

                    PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                  GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS
                                       September 30, December 31,
                                           1997         1996
                                       ------------- ------------

CURRENT ASSETS:
  Cash and cash equivalents              $  704,218   $  875,918
  Accounts receivable:
   Oil and gas sales                        804,287    1,073,459
                                         ----------   ----------
       Total current assets              $1,508,505   $1,949,377

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          $5,031,189   $6,170,793

DEFERRED CHARGE                          $  948,217   $  948,217
                                         ----------   ----------
                                         $7,487,911   $9,068,387
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                       $  123,455   $  212,801
  Gas imbalance payable                     101,493      101,493
                                         ----------   ----------
       Total current liabilities         $  224,948   $  314,294

ACCRUED LIABILITY                        $  158,683   $  158,683

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($  376,758) ($  342,481)
  Limited Partners, issued and
   outstanding, 484,283 units             7,481,038    8,937,891
                                         ----------   ----------
       Total Partners' capital           $7,104,280   $8,595,410
                                         ----------   ----------
                                         $7,487,911   $9,068,387
                                         ==========   ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                  GEODYNE PRODUCTION PARTNERSHIP II-A
                   COMBINED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)


                                           1997          1996
                                        ----------    ----------

REVENUES:
  Oil and gas sales                     $1,161,480    $1,598,127
  Interest income                            8,488         9,191
  Gain on sale of oil and gas
   properties                                2,974        16,255
                                        ----------    ----------
                                        $1,172,942    $1,623,573

COSTS AND EXPENSES:
  Lease operating                       $  355,007    $  270,459
  Production tax                            73,185        91,823
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              189,743       366,897
  General and administrative (Note 2)      132,162       147,520
                                        ----------    ----------
                                        $  750,097    $  876,699
                                        ----------    ----------

NET INCOME                              $  422,845    $  746,874
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   28,308    $   51,604
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME           $  394,537    $  695,270
                                        ==========    ==========
NET INCOME per unit                     $      .81    $     1.44
                                        ==========    ==========
UNITS OUTSTANDING                          484,283       484,283
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                  GEODYNE PRODUCTION PARTNERSHIP II-A
                   COMBINED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)


                                           1997          1996
                                        ----------    ----------

REVENUES:
  Oil and gas sales                     $4,185,360    $4,228,016
  Interest income                           25,515        17,287
  Gain on sale of oil and gas
   properties                               59,998         9,615
                                        ----------    ----------
                                        $4,270,873    $4,254,918

COSTS AND EXPENSES:
  Lease operating                       $1,081,370    $1,051,845
  Production tax                           253,273       239,237
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              579,410       935,281
  Impairment provision                     684,276           -
  General and administrative (Note 2)      459,472       471,055
                                        ----------    ----------
                                        $3,057,801    $2,697,418
                                        ----------    ----------

NET INCOME                              $1,213,072    $1,557,500
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $  109,925    $  114,466
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME           $1,103,147    $1,443,034
                                        ==========    ==========
NET INCOME per unit                     $     2.28    $     2.98
                                        ==========    ==========
UNITS OUTSTANDING                          484,283       484,283
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                  GEODYNE PRODUCTION PARTNERSHIP II-A
                   COMBINED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                            1997         1996
                                        -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                            $1,213,072    $1,557,500
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            579,410       935,281
   Impairment provision                    684,276           -
   Gain on sale of oil and gas
     properties                        (    59,998)  (     9,615)
   Increase in accounts receivable -
     General Partner                           -     (    19,369)
   (Increase) decrease in accounts
     receivable - oil and gas sales        269,172   (    78,190)
   Decrease in accounts payable        (    89,346)  (   102,786)
                                        ----------    ----------
  Net cash provided by operating
   activities                           $2,596,586    $2,282,821

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($  132,062)  ($   58,617)
  Proceeds from sale of oil and
   gas properties                           67,978       180,632
                                        ----------    ----------
  Net cash provided (used) by
   investing activities                ($   64,084)   $  122,015

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($2,704,202)  ($1,701,998)
                                        ----------    ----------
  Net cash used by financing
   activities                          ($2,704,202)  ($1,701,998)
                                        ----------    ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                     ($  171,700)   $  702,838

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      875,918       508,024
                                        ----------    ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  704,218    $1,210,862
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                  GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                       September 30, December 31,
                                           1997         1996
                                       ------------- ------------

CURRENT ASSETS:
  Cash and cash equivalents              $  492,664   $  569,257
  Accounts receivable:
   Oil and gas sales                        530,431      710,208
                                         ----------   ----------
       Total current assets              $1,023,095   $1,279,465

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          $3,216,494   $4,140,409

DEFERRED CHARGE                          $  160,103   $  160,103
                                         ----------   ----------
                                         $4,399,692   $5,579,977
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                       $   80,995   $  189,245
  Gas imbalance payable                      17,055       17,055
                                         ----------   ----------
       Total current liabilities         $   98,050   $  206,300

ACCRUED LIABILITY                        $   86,198   $   86,198

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($  299,070) ($  265,183)
  Limited Partners, issued and
   outstanding, 361,719 units             4,514,514    5,552,662
                                         ----------   ----------
       Total Partners' capital           $4,215,444   $5,287,479
                                         ----------   ----------
                                         $4,399,692   $5,579,977
                                         ==========   ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                  GEODYNE PRODUCTION PARTNERSHIP II-B
                   COMBINED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997         1996
                                         ---------   -----------

REVENUES:
  Oil and gas sales                       $785,354    $1,088,948
  Interest income                            4,899         5,266
  Gain (loss) on sale of oil and
   gas properties                            5,301   (   315,610)
                                          --------    ----------
                                          $795,554    $  778,604

COSTS AND EXPENSES:
  Lease operating                         $231,394    $  173,881
  Production tax                            56,100        65,962
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              129,584       295,254
  General and administrative (Note 2)       95,212       117,337
                                          --------    ----------
                                          $512,290    $  652,434
                                          --------    ----------

NET INCOME                                $283,264    $  126,710
                                          ========    ==========
GENERAL PARTNER - NET INCOME              $ 19,102    $   17,855
                                          ========    ==========
LIMITED PARTNERS - NET INCOME             $264,162    $  108,315
                                          ========    ==========
NET INCOME per unit                       $    .73    $      .30
                                          ========    ==========
UNITS OUTSTANDING                          361,719       361,719
                                          ========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                  GEODYNE PRODUCTION PARTNERSHIP II-B
                   COMBINED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997          1996
                                        ----------    ----------

REVENUES:
  Oil and gas sales                     $2,844,739    $3,038,320
  Interest income                           14,890         9,661
  Gain (loss) on sale of oil and
   gas properties                           55,777   (   313,962)
                                        ----------    ----------
                                        $2,915,406    $2,734,019

COSTS AND EXPENSES:
  Lease operating                       $  711,273    $  725,453
  Production tax                           185,792       174,242
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              391,440       759,375
  Impairment provision                     530,988           -
  General and administrative (Note 2)      352,750       378,519
                                        ----------    ----------
                                        $2,172,243    $2,037,589
                                        ----------    ----------

NET INCOME                              $  743,163    $  696,430
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   73,311    $   64,713
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME           $  669,852    $  631,717
                                        ==========    ==========
NET INCOME per unit                     $     1.85    $     1.75
                                        ==========    ==========
UNITS OUTSTANDING                          361,719       361,719
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                  GEODYNE PRODUCTION PARTNERSHIP II-B
                   COMBINED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997          1996
                                        -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                            $  743,163    $  696,430
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            391,440       759,375
   Impairment provision                    530,988           -
   Loss (gain) on sale of oil and gas
     properties                        (    55,777)      313,962
   Increase in accounts receivable -
     General Partner                           -     (    13,011)
   Decrease in accounts receivable         179,777        39,776
   Decrease in accounts payable        (   108,250)  (   136,710)
                                        ----------    ----------
  Net cash provided by operating
   activities                           $1,681,341    $1,659,822

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                  $      -     ($   68,038)
  Proceeds from sale of oil and
   gas properties                           57,264       101,083
                                        ----------    ----------
  Net cash provided by investing
   activities                           $   57,264    $   33,045

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($1,815,198)  ($1,035,870)
                                        ----------    ----------
  Net cash used by financing
   activities                          ($1,815,198)  ($1,035,870)
                                        ----------    ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                     ($   76,593)   $  656,997

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      569,257       168,239
                                        ----------    ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  492,664    $  825,236
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                  GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                       September 30, December 31,
                                           1997         1996
                                       ------------- ------------

CURRENT ASSETS:
  Cash and cash equivalents              $  253,349   $  387,334
  Accounts receivable:
   Oil and gas sales                        250,187      340,182
                                         ----------   ----------
       Total current assets              $  503,536   $  727,516

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          $1,790,773   $2,048,879

DEFERRED CHARGE                          $  164,953   $  164,953
                                         ----------   ----------
                                         $2,459,262   $2,941,348
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                       $   33,341   $   69,727
  Gas imbalance payable                      10,386       10,386
                                         ----------   ----------
       Total current liabilities         $   43,727   $   80,113

ACCRUED LIABILITY                        $   69,148   $   69,148

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($  120,607) ($  115,619)
  Limited Partners, issued and
   outstanding, 154,621 units             2,466,994    2,907,706
                                         ----------   ----------
       Total Partners' capital           $2,346,387   $2,792,087
                                         ----------   ----------
                                         $2,459,262   $2,941,348
                                         ==========   ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                  GEODYNE PRODUCTION PARTNERSHIP II-C
                   COMBINED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                          --------      --------

REVENUES:
  Oil and gas sales                       $374,214      $431,091
  Interest income                            3,029         2,280
  Gain on sale of oil and gas
   properties                                9,147        36,865
                                          --------      --------
                                          $386,390      $470,236

COSTS AND EXPENSES:
  Lease operating                         $ 93,561      $ 74,559
  Production tax                            30,342        30,043
  Depreciation, depletion, and
   amortization of oil and gas
   properties                               50,655       111,278
  General and administrative (Note 2)       40,690        51,196
                                          --------      --------
                                          $215,248      $267,076
                                          --------      --------

NET INCOME                                $171,142      $203,160
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 10,432      $ 14,495
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $160,710      $188,665
                                          ========      ========
NET INCOME per unit                       $   1.04      $   1.22
                                          ========      ========
UNITS OUTSTANDING                          154,621       154,621
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                  GEODYNE PRODUCTION PARTNERSHIP II-C
                   COMBINED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997          1996
                                        ----------    ----------

REVENUES:
  Oil and gas sales                     $1,316,380    $1,327,794
  Interest income                            8,800         4,868
  Gain on sale of oil and gas
   properties                               99,495        38,160
                                        ----------    ----------
                                        $1,424,675    $1,370,822

COSTS AND EXPENSES:
  Lease operating                       $  291,975    $  314,736
  Production tax                            95,165        84,613
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              157,584       324,588
  Impairment provision                      66,617           -
  General and administrative (Note 2)      151,422       163,570
                                        ----------    ----------
                                        $  762,763    $  887,507
                                        ----------    ----------

NET INCOME                              $  661,912    $  483,315
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   41,624    $   36,906
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME           $  620,288    $  446,409
                                        ==========    ==========
NET INCOME per unit                     $     4.01    $     2.89
                                        ==========    ==========
UNITS OUTSTANDING                          154,621       154,621
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                  GEODYNE PRODUCTION PARTNERSHIP II-C
                   COMBINED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                             1997         1996
                                         -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $  661,912     $483,315
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                             157,584      324,588
   Impairment provision                      66,617          -
   Gain on sale of oil and gas
     properties                         (    99,495)   (  38,160)
   Increase in accounts receivable -
     General Partner                            -      (   3,521)
   Decrease in accounts receivable -
     oil and gas sales                       89,995       43,574
   Decrease in accounts payable         (    36,386)   (  34,278)
                                         ----------     --------
  Net cash provided by operating
   activities                            $  840,227     $775,518

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                  ($    6,070)    $    -
  Proceeds from sale of oil and
   gas properties                           139,470       97,566
                                         ----------     --------
  Net cash provided by investing
   activities                            $  133,400     $ 97,566

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($1,107,612)   ($575,738)
                                         ----------     --------
  Net cash used by financing
   activities                           ($1,107,612)   ($575,738)
                                         ----------     --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                      ($  133,985)    $297,346

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                       387,334       82,353
                                         ----------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $  253,349     $379,699
                                         ==========     ========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                  GEODYNE PRODUCTION PARTNERSHIP II-D
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                       September 30, December 31,
                                           1997         1996
                                       ------------- ------------

CURRENT ASSETS:
  Cash and cash equivalents              $  595,297   $  906,737
  Accounts receivable:
   Oil and gas sales                        612,534      793,183
                                         ----------   ----------
       Total current assets              $1,207,831   $1,699,920

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          $3,743,023   $4,390,791

DEFERRED CHARGE                          $  863,139   $  863,139
                                         ----------   ----------
                                         $5,813,993   $6,953,850
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                       $   88,659   $  159,967
  Gas imbalance payable                     118,313      118,313
                                         ----------   ----------
       Total current liabilities         $  206,972   $  278,280

ACCRUED LIABILITY                        $  266,782   $  266,782

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($  205,713) ($  218,956)
  Limited Partners, issued and
   outstanding, 314,878 units             5,545,952    6,627,744
                                         ----------   ----------
       Total Partners' capital           $5,340,239   $6,408,788
                                         ----------   ----------
                                         $5,813,993   $6,953,850
                                         ==========   ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                  GEODYNE PRODUCTION PARTNERSHIP II-D
                   COMBINED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997          1996
                                         ---------    ----------

REVENUES:
  Oil and gas sales                       $865,030    $1,065,296
  Interest income                            7,774         3,751
  Gain on sale of oil and gas
   properties                               11,706        60,397
                                          --------    ----------
                                          $884,510    $1,129,444

COSTS AND EXPENSES:
  Lease operating                         $237,324    $  346,007
  Production tax                            71,475        75,580
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              134,830       228,565
  General and administrative (Note 2)       81,438       112,677
                                          --------    ----------
                                          $525,067    $  762,829
                                          --------    ----------

NET INCOME                                $359,443    $  366,615
                                          ========    ==========
GENERAL PARTNER - NET INCOME              $ 22,976    $   27,286
                                          ========    ==========
LIMITED PARTNERS - NET INCOME             $336,467    $  339,329
                                          ========    ==========
NET INCOME per unit                       $   1.07    $     1.08
                                          ========    ==========
UNITS OUTSTANDING                          314,878       314,878
                                          ========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                  GEODYNE PRODUCTION PARTNERSHIP II-D
                   COMBINED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997          1996
                                        ----------    ----------

REVENUES:
  Oil and gas sales                     $3,144,982    $3,145,240
  Interest income                           22,896         9,048
  Gain on sale of oil and gas
   properties                               97,096        61,647
                                        ----------    ----------
                                        $3,264,974    $3,215,935

COSTS AND EXPENSES:
  Lease operating                       $  766,404    $1,193,840
  Production tax                           237,926       216,065
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              443,565       603,906
  Impairment provision                     143,957           -
  General and administrative (Note 2)      311,476       348,108
                                        ----------    ----------
                                        $1,903,328    $2,361,919
                                        ----------    ----------

NET INCOME                              $1,361,646    $  854,016
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   90,438    $   66,405
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME           $1,271,208    $  787,611
                                        ==========    ==========
NET INCOME per unit                     $     4.04    $     2.50
                                        ==========    ==========
UNITS OUTSTANDING                          314,878       314,878
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                  GEODYNE PRODUCTION PARTNERSHIP II-D
                   COMBINED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997          1996
                                        -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                            $1,361,646    $  854,016
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            443,565       603,906
   Impairment provision                    143,957           -
   Gain on sale of oil and gas
     properties                        (    97,096)  (    61,647)
   Increase in accounts receivable -
     General Partner                           -     (     8,915)
   Decrease in accounts receivable -
     oil and gas sales                     180,649         6,177
   Decrease in accounts payable        (    71,308)  (    10,412)
                                        ----------    ----------
  Net cash provided by operating
   activities                           $1,961,413    $1,383,125

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($   45,321)  ($   19,010)
  Proceeds from sale of oil and
   gas properties                          202,663       103,174
                                        ----------    ----------
  Net cash provided by investing
   activities                           $  157,342    $   84,164

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($2,430,195)  ($1,171,204)
                                        ----------    ----------
  Net cash used by financing
   activities                          ($2,430,195)  ($1,171,204)
                                        ----------    ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                     ($  311,440)   $  296,085

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      906,737       317,368
                                        ----------    ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  595,297    $  613,453
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                  GEODYNE PRODUCTION PARTNERSHIP II-E
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                       September 30, December 31,
                                           1997         1996
                                       ------------- ------------

CURRENT ASSETS:
  Cash and cash equivalents              $  529,568   $  528,765
  Accounts receivable:
   General Partner (Note 2)                  12,023          -
   Oil and gas sales                        387,109      512,573
                                         ----------   ----------
       Total current assets              $  928,700   $1,041,338

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          $2,900,196   $4,579,160

DEFERRED CHARGE                          $  355,647   $  355,647
                                         ----------   ----------
                                         $4,184,543   $5,976,145
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                       $   51,160   $  133,181
  Gas imbalance payable                     161,181      161,181
                                         ----------   ----------
       Total current liabilities         $  212,341   $  294,362

ACCRUED LIABILITY                        $   59,234   $   59,234

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($  171,622) ($  147,595)
  Limited Partners, issued and
   outstanding, 228,821 units             4,084,590    5,770,144
                                         ----------   ----------
       Total Partners' capital           $3,912,968   $5,622,549
                                         ----------   ----------
                                         $4,184,543   $5,976,145
                                         ==========   ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                  GEODYNE PRODUCTION PARTNERSHIP II-E
                   COMBINED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                          ---------     --------

REVENUES:
  Oil and gas sales                       $591,192      $748,193
  Interest income                            6,347         2,603
  Gain on sale of oil and gas
   properties                                  963        14,878
                                          --------      --------
                                          $598,502      $765,674

COSTS AND EXPENSES:
  Lease operating                         $115,568      $194,311
  Production tax                            45,879        53,945
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              154,394       254,141
  General and administrative (Note 2)       49,977       101,025
                                          --------      --------
                                          $365,818      $603,422
                                          --------      --------

NET INCOME                                $232,684      $162,252
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 17,492      $ 18,148
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $215,192      $144,104
                                          ========      ========
NET INCOME per unit                       $    .94      $    .63
                                          ========      ========
UNITS OUTSTANDING                          228,821       228,821
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                  GEODYNE PRODUCTION PARTNERSHIP II-E
                   COMBINED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997          1996
                                        -----------   ----------

REVENUES:
  Oil and gas sales                     $1,971,161    $2,121,611
  Interest income                           15,984         6,283
  Gain on sale of oil and gas
   properties                               52,735        17,817
                                        ----------    ----------
                                        $2,039,880    $2,145,711

COSTS AND EXPENSES:
  Lease operating                       $  510,128    $  634,679
  Production tax                           160,288       148,274
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              470,431       727,346
  Impairment provision                     992,851           -
  General and administrative (Note 2)      251,258       323,046
                                        ----------    ----------
                                        $2,384,956    $1,833,345
                                        ----------    ----------

NET INCOME (LOSS)                      ($  345,076)   $  312,366
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   40,478    $   44,398
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)   ($  385,554)   $  267,968
                                        ==========    ==========
NET INCOME (LOSS) per unit             ($     1.68)   $     1.17
                                        ==========    ==========
UNITS OUTSTANDING                          228,821       228,821
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                  GEODYNE PRODUCTION PARTNERSHIP II-E
                   COMBINED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997           1996
                                       ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                    ($  345,076)     $312,366
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            470,431       727,346
   Impairment provision                    992,851           -
   Gain on sale of oil and gas
     properties                        (    52,735)    (  17,817)
   Increase in accounts receivable -
     General Partner                   (    12,023)    (  10,191)
   (Increase) decrease in accounts
     receivable - oil and gas sales        125,464     (  21,055)
   Decrease in accounts payable        (    82,021)    (  19,766)
                                        ----------      --------
  Net cash provided by operating
   activities                           $1,096,891      $970,883

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($    5,314)    ($ 50,163)
  Proceeds from sale of oil and
   gas properties                          273,731        66,027
                                        ----------      --------
  Net cash provided by investing
   activities                           $  268,417      $ 15,864

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($1,364,505)    ($768,602)
                                        ----------      --------
  Net cash used by financing
   activities                          ($1,364,505)    ($768,602)
                                        ----------      --------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                           $      803      $218,145

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      528,765       201,042
                                        ----------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  529,568      $419,187
                                        ==========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                  GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                       September 30, December 31,
                                           1997         1996
                                       ------------- ------------

CURRENT ASSETS:
  Cash and cash equivalents              $  357,481   $  441,903
  Accounts receivable:
   General Partner (Note 2)                  29,389       15,285
   Oil and gas sales                        339,198      429,839
                                         ----------   ----------
       Total current assets              $  726,068   $  887,027

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          $2,527,284   $4,353,347

DEFERRED CHARGE                          $   71,703   $   71,703
                                         ----------   ----------
                                         $3,325,055   $5,312,077
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                       $   24,475   $   42,918
  Gas imbalance payable                      31,577       31,577
                                         ----------   ----------
       Total current liabilities         $   56,052   $   74,495

ACCRUED LIABILITY                        $   28,322   $   28,322

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($  137,799) ($  105,914)
  Limited Partners, issued and
   outstanding, 171,400 units             3,378,480    5,315,174
                                         ----------   ----------
       Total Partners' capital           $3,240,681   $5,209,260
                                         ----------   ----------
                                         $3,325,055   $5,312,077
                                         ==========   ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                  GEODYNE PRODUCTION PARTNERSHIP II-F
                   COMBINED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                          --------      --------

REVENUES:
  Oil and gas sales                       $498,151      $563,030
  Interest income                            5,395         4,011
  Gain on sale of oil and gas
   properties                                4,202        65,676
                                          --------      --------
                                          $507,748      $632,717

COSTS AND EXPENSES:
  Lease operating                         $ 62,365      $ 88,395
  Production tax                            31,954        36,322
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              102,584       143,376
  General and administrative (Note 2)       48,174        49,695
                                          --------      --------
                                          $245,077      $317,788
                                          --------      --------

NET INCOME                                $262,671      $314,929
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 16,967      $ 21,281
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $245,704      $293,648
                                          ========      ========
NET INCOME per unit                       $   1.43      $   1.71
                                          ========      ========
UNITS OUTSTANDING                          171,400       171,400
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                  GEODYNE PRODUCTION PARTNERSHIP II-F
                   COMBINED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997          1996
                                        ----------    ----------

REVENUES:
  Oil and gas sales                     $1,674,566    $1,794,471
  Interest income                           13,485         9,367
  Gain on sale of oil and gas
   properties                              170,970        66,549
                                        ----------    ----------
                                        $1,859,021    $1,870,387

COSTS AND EXPENSES:
  Lease operating                       $  239,983    $  312,799
  Production tax                           116,832       115,622
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              308,123       464,811
  Impairment provision                   1,377,160           -
  General and administrative (Note 2)      157,930       156,402
                                        ----------    ----------
                                        $2,200,028    $1,049,634
                                        ----------    ----------

NET INCOME (LOSS)                      ($  341,007)   $  820,753
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   49,687    $   59,162
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)   ($  390,694)   $  761,591
                                        ==========    ==========
NET INCOME (LOSS) per unit             ($     2.28)   $     4.44
                                        ==========    ==========
UNITS OUTSTANDING                          171,400       171,400
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                  GEODYNE PRODUCTION PARTNERSHIP II-F
                   COMBINED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                            1997         1996
                                        ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                     ($  341,007)  $  820,753
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                             308,123      464,811
   Impairment provision                   1,377,160          -
   Gain on sale of oil and gas
     properties                         (   170,970) (    66,549)
   Increase in accounts receivable -
     General Partner                    (    14,104) (    24,820)
   (Increase) decrease in accounts
     receivable - oil and gas sales          90,641  (     9,249)
   Decrease in accounts payable         (    18,443) (    45,909)
                                         ----------   ----------
  Net cash provided by operating
   activities                            $1,231,400   $1,139,037

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                  ($   51,001) ($      367)
  Proceeds from sale of oil and
   gas properties                           362,751      123,375
                                         ----------   ----------
  Net cash provided by investing
   activities                            $  311,750   $  123,008

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($1,627,572) ($1,075,612)
                                         ----------   ----------
  Net cash used by financing
   activities                           ($1,627,572) ($1,075,612)
                                         ----------   ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                      ($   84,422)  $  186,433

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                       441,903      325,816
                                         ----------   ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $  357,481   $  512,249
                                         ==========   ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                  GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                       September 30, December 31,
                                           1997         1996
                                       ------------- ------------

CURRENT ASSETS:
  Cash and cash equivalents              $  757,391  $   932,165
  Accounts receivable:
   General Partner (Note 2)                  61,456       34,620
   Oil and gas sales                        723,752      911,439
                                         ----------  -----------
       Total current assets              $1,542,599  $ 1,878,224

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          $5,390,281  $ 9,542,790

DEFERRED CHARGE                          $  155,718  $   155,718
                                         ----------  -----------
                                         $7,088,598  $11,576,732
                                         ==========  ===========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                       $   53,093  $    93,647
  Gas imbalance payable                      71,995       71,995
                                         ----------  -----------
       Total current liabilities         $  125,088  $   165,642

ACCRUED LIABILITY                        $   56,912  $    56,912

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($  303,827)($   244,312)
  Limited Partners, issued and
   outstanding, 372,189 units             7,210,425   11,598,490
                                         ----------  -----------
       Total Partners' capital           $6,906,598  $11,354,178
                                         ----------  -----------
                                         $7,088,598  $11,576,732
                                         ==========  ===========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                  GEODYNE PRODUCTION PARTNERSHIP II-G
                   COMBINED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997          1996
                                        ----------    ----------

REVENUES:
  Oil and gas sales                     $1,057,832    $1,190,247
  Interest income                           11,851         8,428
  Gain on sale of oil and gas
   properties                                8,936       122,906
                                        ----------    ----------
                                        $1,078,619    $1,321,581

COSTS AND EXPENSES:
  Lease operating                       $  132,956    $  192,812
  Production tax                            68,972        77,137
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              223,052       328,258
  General and administrative (Note 2)      104,590       107,840
                                        ----------    ----------
                                        $  529,570    $  706,047
                                        ----------    ----------

NET INCOME                              $  549,049    $  615,534
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   35,782    $   43,486
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME           $  513,267    $  572,048
                                        ==========    ==========
NET INCOME per unit                     $     1.38    $     1.54
                                        ==========    ==========
UNITS OUTSTANDING                          372,189       372,189
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                  GEODYNE PRODUCTION PARTNERSHIP II-G
                   COMBINED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997          1996
                                        ----------    ----------

REVENUES:
  Oil and gas sales                     $3,575,321    $3,807,146
  Interest income                           29,082        19,389
  Gain on sale of oil and gas
   properties                              338,421       124,758
                                        ----------    ----------
                                        $3,942,824    $3,951,293

COSTS AND EXPENSES:
  Lease operating                       $  520,538    $  683,782
  Production tax                           254,993       246,873
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              672,926     1,064,066
  Impairment provision                   3,101,656           -
  General and administrative (Note 2)      342,749       339,165
                                        ----------    ----------
                                        $4,892,862    $2,333,886
                                        ----------    ----------

NET INCOME (LOSS)                      ($  950,038)   $1,617,407
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $  102,027    $  122,464
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)   ($1,052,065)   $1,494,943
                                        ==========    ==========
NET INCOME (LOSS) per unit             ($     2.83)   $     4.02
                                        ==========    ==========
UNITS OUTSTANDING                          372,189       372,189
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                  GEODYNE PRODUCTION PARTNERSHIP II-G
                   COMBINED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997          1996
                                        -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                    ($  950,038)   $1,617,407
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            672,926     1,064,066
   Impairment provision                  3,101,656           -
   Gain on sale of oil and gas
     properties                        (   338,421)  (   124,758)
   Increase in accounts receivable -
     General Partner                   (    26,836)  (    44,097)
   (Increase) decrease in accounts
     receivable - oil and gas sales        187,687   (    18,298)
   Decrease in accounts payable        (    40,554)  (   102,985)
                                        ----------    ----------
  Net cash provided by operating
   activities                           $2,606,420    $2,391,335

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($  111,222)  ($    4,306)
  Proceeds from sale of oil and
   gas properties                          827,570       258,757
                                        ----------    ----------
  Net cash provided by investing
   activities                           $  716,348    $  254,451

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($3,497,542)  ($2,223,035)
                                        ----------    ----------
  Net cash used by financing
   activities                          ($3,497,542)  ($2,223,035)
                                        ----------    ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                     ($  174,774)   $  422,751

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      932,165       661,921
                                        ----------    ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  757,391    $1,084,672
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                  GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED BALANCE SHEETS
                              (Unaudited)


                                ASSETS

                                       September 30, December 31,
                                           1997         1996
                                       ------------- ------------

CURRENT ASSETS:
  Cash and cash equivalents             $  177,401    $  221,484
  Accounts receivable:
   General Partner (Note 2)                 14,211         9,151
   Oil and gas sales                       173,251       216,574
                                        ----------    ----------
       Total current assets             $  364,863    $  447,209

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method         $1,241,866    $2,304,814

DEFERRED CHARGE                         $   38,222    $   38,222
                                        ----------    ----------
                                        $1,644,951    $2,790,245
                                        ==========    ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                      $   13,171    $   23,354
  Gas imbalance payable                     16,547        16,547
                                        ----------    ----------
       Total current liabilities        $   29,718    $   39,901

ACCRUED LIABILITY                       $   14,139    $   14,139

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($   77,051)  ($   58,835)
  Limited Partners, issued and
   outstanding, 91,711 units             1,678,145     2,795,040
                                        ----------    ----------
       Total Partners' capital          $1,601,094    $2,736,205
                                        ----------    ----------
                                        $1,644,951    $2,790,245
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                  GEODYNE PRODUCTION PARTNERSHIP II-H
                   COMBINED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                          --------      --------

REVENUES:
  Oil and gas sales                       $251,228      $282,932
  Interest income                            2,856         1,904
  Gain on sale of oil and gas
   properties                                1,884        25,560
                                          --------      --------
                                          $255,968      $310,396

COSTS AND EXPENSES:
  Lease operating                         $ 31,913      $ 48,191
  Production tax                            16,847        18,524
  Depreciation, depletion, and
   amortization of oil and gas
   properties                               52,896        80,918
  General and administrative (Note 2)       25,770        26,615
                                          --------      --------
                                          $127,426      $174,248
                                          --------      --------

NET INCOME                                $128,542      $136,148
                                          ========      ========
GENERAL PARTNER - NET INCOME              $  8,400      $  9,949
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $120,142      $126,199
                                          ========      ========
NET INCOME per unit                       $   1.31      $   1.38
                                          ========      ========
UNITS OUTSTANDING                           91,711        91,711
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                  GEODYNE PRODUCTION PARTNERSHIP II-H
                   COMBINED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997           1996
                                        ----------      --------

REVENUES:
  Oil and gas sales                     $  861,261      $909,731
  Interest income                            6,812         4,348
  Gain on sale of oil and gas
   properties                               77,387        26,000
                                        ----------      --------
                                        $  945,460      $940,079

COSTS AND EXPENSES:
  Lease operating                       $  129,217      $171,285
  Production tax                            63,674        59,653
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              161,226       262,529
  Impairment provision                     785,220           -
  General and administrative (Note 2)       84,415        83,795
                                        ----------      --------
                                        $1,223,752      $577,262
                                        ----------      --------

NET INCOME (LOSS)                      ($  278,292)     $362,817
                                        ==========      ========
GENERAL PARTNER - NET INCOME            $   23,603      $ 28,425
                                        ==========      ========
LIMITED PARTNERS - NET INCOME (LOSS)   ($  301,895)     $334,392
                                        ==========      ========
NET INCOME (LOSS) per unit             ($     3.29)     $   3.65
                                        ==========      ========
UNITS OUTSTANDING                           91,711        91,711
                                        ==========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                  GEODYNE PRODUCTION PARTNERSHIP II-H
                   COMBINED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                             1997         1996
                                          ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       ($278,292)    $362,817
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                             161,226      262,529
   Impairment provision                     785,220          -
   Gain on sale of oil and gas
     properties                           (  77,387)   (  26,000)
   Increase in accounts receivable -
     General Partner                      (   5,060)   (   8,463)
   (Increase) decrease in accounts
     receivable - oil and gas sales          43,323    (   3,606)
   Decrease in accounts payable           (  10,183)   (  27,066)
                                           --------     --------
  Net cash provided by operating
   activities                              $618,847     $560,211

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                    ($ 27,686)   ($    913)
  Proceeds from sale of oil and
   gas properties                           221,575       60,829
                                           --------     --------
  Net cash provided by investing
   activities                              $193,889     $ 59,916

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                      ($856,819)   ($521,858)
                                           --------     --------
  Net cash used by financing
   activities                             ($856,819)   ($521,858)
                                           --------     --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        ($ 44,083)    $ 98,269

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                       221,484      158,812
                                           --------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                            $177,401     $257,081
                                           ========     ========

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME II LIMITED PARTNERSHIPS
         CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The combined balance sheets as of September 30, 1997, combined statements of operations for the three and nine months ended September 30, 1997 and 1996 and combined statements of cash flows for the nine months ended September 30, 1997 and 1996 have been prepared by Geodyne Resources, Inc., the general partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Energy Income Production Partnership (the "Production Partnership") in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a "Partnership" or the "Partnerships" are references to the limited partnerships and their related Production Partnerships, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the Production Partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at September 30, 1997, the combined results of operations for the three and nine months ended September 30, 1997 and 1996 and the combined cash flows for the nine months ended September 30, 1997 and 1996.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1996. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

     Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and Assets Held for Disposal", requires successful efforts companies, like the Partnerships, to evaluate the recoverability of the carrying costs of their proved oil and gas properties at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of oil and gas properties. With respect to the Partnerships' oil and gas properties, this evaluation was performed for each field. SFAS No. 121 provides that if the unamortized costs of oil and gas properties for each field exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. The Partnerships recorded a non-cash charge against earnings (impairment provision) during the nine months ended September 30, 1997 pursuant to SFAS No. 121 as follows:

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


2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred by the General Partner. During the three months ended September 30, 1997 the following payments were made to the General Partner or its affiliates by the Partnerships:

                           Direct General      Administrative
        Partnership      and Administrative       Overhead
        -----------      ------------------    --------------
           II-A                $ 4,719            $127,443
           II-B                     22              95,190
           II-C                      1              40,689
           II-D               (  1,425)             82,863
           II-E               ( 10,239)             60,216
           II-F                  3,069              45,105
           II-G                  6,646              97,944
           II-H                  1,635              24,135


     During the nine months ended September 30, 1997 the following payments were made to the General Partner or its affiliates by the Partnerships:

                           Direct General      Administrative
        Partnership      and Administrative       Overhead
        -----------      ------------------    --------------
           II-A                $77,143            $382,329
           II-B                 67,180             285,570
           II-C                 29,355             122,067
           II-D                 62,887             248,589
           II-E                 70,610             180,648
           II-F                 22,615             135,315
           II-G                 48,917             293,832
           II-H                 12,010              72,405

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

     The receivable from the General Partner at September 30, 1997 for the II-E, II-F, II-G and II-H Partnerships represented proceeds due to the Partnerships for the sale of oil and gas properties during the third quarter of 1997. Subsequent to September 30, 1997 such receivable was collected by the II-E, II-F, II-G and II-H Partnerships.

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

     Net proceeds from operations less necessary operating capital are distributed to Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 1997 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations of the Partnerships.


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

     II-A PARTNERSHIP

     THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

                                    Three Months Ended September 30,
                                    --------------------------------
                                         1997             1996
                                      ----------       ----------
      Oil and gas sales               $1,161,480       $1,598,127
      Oil and gas production expenses $  428,192       $  362,282
      Barrels produced                    28,089           22,621
      Mcf produced                       356,101          576,695
      Average price/Bbl               $    16.45       $    22.82
      Average price/Mcf               $     1.96       $     1.88

     As shown in the above table, total oil and gas sales decreased $436,646 (27.3%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Of this decrease, approximately $415,000 and $179,000, respectively, were related to decreases in both volumes of gas sold and the average price of oil sold, which decreases were partially offset by an increase of approximately $125,000 related to an increase in volumes of oil sold. Volumes of oil sold increased 5,468 barrels, while volumes of gas sold decreased 220,594 Mcf for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in volumes of gas sold resulted primarily from positive prior period volume adjustments made by the purchasers on five wells during the three months ended September 30, 1996. Average oil prices decreased to $16.45 per barrel for the three months ended September 30, 1997 from $22.82 per barrel for the three months ended September 30, 1996. Average gas prices increased to $1.96 per Mcf for the three months ended September 30, 1997 from $1.88 per Mcf for the three months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $65,910 (18.2%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This increase resulted primarily from workover expenses incurred on five wells during the three months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 36.9% for the three months ended September 30, 1997 from 22.7% for the three months ended September 30, 1996. This percentage increase was primarily due to the dollar increase in oil and gas production expenses discussed above.

     Depreciation, depletion, and amortization of oil and gas properties decreased $177,154 (48.3%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) a decrease in volumes of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, this expense decreased to 16.3% for the three months ended September 30, 1997 from 23.0% for the three months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increase in the average price of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.

     General and administrative expenses decreased $15,358 (10.4%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from decreases in professional fees and printing and postage expenses during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses increased to 11.4% for the three months ended September 30, 1997 from 9.2% for the three months ended September 30, 1996. This percentage increase was primarily due to the decrease in gas sales discussed above.

     NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

                                    Nine Months Ended September 30,
                                    -------------------------------
                                           1997           1996
                                        ----------     ----------
      Oil and gas sales                 $4,185,360     $4,228,016
      Oil and gas production expenses   $1,334,643     $1,291,082
      Barrels produced                      79,370         81,237
      Mcf produced                       1,125,834      1,328,658
      Average price/Bbl                 $    19.20     $    19.78
      Average price/Mcf                 $     2.36     $     1.97

     As shown in the above table, total oil and gas sales remained relatively constant for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Any decrease in oil and gas sales caused by decreases of approximately $37,000, $400,000 and $46,000, respectively, related to decreases in volumes of oil and gas sold and the average price of oil sold was substantially offset by an increase of approximately $439,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 1,867 barrels and 202,824 Mcf, respectively, for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) positive prior period volume adjustments made by the purchasers on five wells during the nine months ended September 30, 1996 and (ii) the temporary shutting-in of one well during the nine months ended September 30, 1997. Average oil prices decreased to $19.20 per barrel for the nine months ended September 30, 1997 from $19.78 per barrel for the nine months ended September 30, 1996. Average gas prices increased to $2.36 per Mcf for the nine months ended September 30, 1997 from $1.97 per Mcf for the nine months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $43,561 (3.4%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This increase resulted primarily from workover expenses incurred on five wells during the nine months ended September 30, 1997, partially offset by decreases in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 31.9% for the nine months ended September 30, 1997 and 30.5% for the nine months ended September 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $355,871 (38.0%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) decreases in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, this expense decreased to 13.8% for the nine months ended September 30, 1997 from 22.1% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increase in the average price of gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

     The II-A Partnership recognized a non-cash charge against earnings of $684,276 for the nine months ended September 30, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the undiscounted future net revenues from such oil and gas properties, in accordance with the II-A Partnership's adoption of SFAS No. 121. Of this amount, $223,943 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $460,333 was related to impairment of unproved properties. No similar charge was necessary during the nine months ended September 30, 1996.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 11.0% for the nine months ended September 30, 1997 and 11.1% for the nine months ended September 30, 1996.

     The Limited Partners have received cash distributions through September 30, 1997 totaling $41,386,357 or 85.46% of Limited Partners' capital contributions.

     II-B PARTNERSHIP

     THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

                                    Three Months Ended September 30,
                                    --------------------------------
                                        1997               1996
                                      --------          ----------
      Oil and gas sales               $785,354          $1,088,948
      Oil and gas production expenses $287,494          $  239,843
      Barrels produced                  16,796              10,349
      Mcf produced                     257,519             445,504
      Average price/Bbl               $  16.08          $    24.49
      Average price/Mcf               $   2.00          $     1.88

     As shown in the above table, total oil and gas sales decreased $303,594 (27.9%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Of this decrease, approximately $353,000 and $141,000, respectively, were related to decreases in both the volumes of gas sold and the average price of oil sold, which decreases were partially offset by increases of approximately $158,000 and $31,000, respectively, related to increases in both the volumes of oil sold and the average price of gas sold. Volumes of oil sold increased 6,447 barrels, while volumes of gas sold decreased 187,985 Mcf for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The increase in volumes of oil sold resulted primarily from negative prior period volume adjustments made by the purchaser on one well during the three months ended September 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) positive prior period volume adjustments made by the purchasers on six wells during the three months ended September 30, 1996 and (ii) a normal decline in production due to diminished gas reserves on one well during the three months ended September 30, 1997. Average oil prices decreased to $16.08 per barrel for the three months ended September 30, 1997 from $24.49 per barrel for the three months ended September 30, 1996. Average gas prices increased to $2.00 per Mcf for the three months ended September 30, 1997 from $1.88 per Mcf for the three months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $47,651 (19.9%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This increase resulted primarily from workover expenses incurred on five wells during the three months ended September 30, 1997, partially offset by decreases in volumes of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses increased to 36.6% for the three months ended September 30, 1997 from 22.0% for the three months ended September 30, 1996. This percentage increase was primarily due to the dollar increase in oil and gas production expenses discussed above.

     Depreciation, depletion, and amortization of oil and gas properties decreased $165,670 (56.1%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) a decrease in volumes of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 16.5% for the three months ended September 30, 1997 from 27.1% for the three months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increase in the average price of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.

     General and administrative expenses decreased $22,125 (18.9%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from a decrease in professional fees during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses increased to 12.1% for the three months ended September 30, 1997 from 10.8% for the three months ended
     September 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

     NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

                                     Nine Months Ended September 30,
                                     -------------------------------
                                          1997           1996
                                       ----------     ----------
      Oil and gas sales                $2,844,739     $3,038,320
      Oil and gas production expenses  $  897,065     $  899,695
      Barrels produced                     51,265         57,233

      Mcf produced                        774,730        962,117
      Average price/Bbl                $    19.31     $    19.80
      Average price/Mcf                $     2.39     $     1.98

     As shown in the above table, total oil and gas sales decreased $193,581 (6.4%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Of this decrease, approximately $118,000 and $371,000, respectively, were related to decreases in the volumes of oil and gas sold and approximately $25,000 was related to a decrease in the average price of oil sold, which decreases were partially offset by an increase of approximately $318,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 5,968 barrels and 187,387 Mcf, respectively, for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) positive prior period volume adjustments made by the purchasers on seven wells during the three months ended September 30, 1996 and (ii) a normal decline in production due to diminished gas reserves on one well during the nine months ended September 30, 1997. Average oil prices decreased to $19.31 per barrel for the nine months ended September 30, 1997 from $19.80 per barrel for the nine months ended September 30, 1996. Average gas prices increased to $2.39 per Mcf for the nine months ended September 30, 1997 from $1.98 per Mcf for the nine months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 31.5% for the nine months ended September 30, 1997 and 29.6% for the nine months ended September 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $367,935 (48.5%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) decreases in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, this expense decreased to 13.8% for the nine months ended September 30, 1997 from 25.0% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increase in the average price of gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

     The II-B Partnership recognized a non-cash charge against earnings of $530,988 for the nine months ended September 30,
     1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the undiscounted future net revenues from such oil and gas properties, in accordance with the II-B Partnership's adoption of SFAS No. 121. Of this amount, $134,003 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $396,985 was related to impairment of unproved properties. No similar charge was necessary during the nine months ended September 30, 1996.

     General and administrative expenses decreased $25,769 (6.8%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from a decrease in professional fees during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 12.4% for the nine months ended September 30, 1997 and 12.5% for the nine months ended September 30, 1996.

     The Limited Partners have received cash distributions through September 30, 1997 totaling $29,341,916 or 81.12% of Limited Partners' capital contributions.

     II-C PARTNERSHIP

     THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

                                    Three Months Ended September 30,
                                    --------------------------------
                                           1997            1996
                                         --------        --------
      Oil and gas sales                  $374,214        $431,091
      Oil and gas production expenses    $123,903        $104,602
      Barrels produced                      5,915           3,201
      Mcf produced                        134,306         193,432
      Average price/Bbl                  $  16.77        $  24.53
      Average price/Mcf                  $   2.05        $   1.82

     As shown in the table above, total oil and gas sales decreased $56,877 (13.2%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Of this decrease, approximately $108,000 and $46,000, respectively, were related to decreases in the volumes of gas sold and the average price of oil sold, which decreases were partially offset by increases of approximately $67,000 and $31,000, respectively, related to increases in both the volumes of oil sold and the average price of gas sold. Volumes of oil sold increased 2,714 barrels, while volumes of gas sold decreased 59,126 Mcf for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The increase in volumes of oil sold resulted primarily from negative prior period volume adjustments made by the purchaser on one well during the three months ended September 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) positive prior period volume adjustments made by the purchasers on four wells during the three months ended September 30, 1996, (ii) the sale of one gas producing well during the three months ended September 30, 1997, and (iii) a normal decline in production due to diminished gas reserves on two wells during the three months ended September 30, 1997. Average oil prices decreased to $16.77 per barrel for the three months ended September 30, 1997 from $24.53 per barrel for the three months ended September 30, 1996. Average gas prices increased to $2.05 per Mcf for the three months ended September 30, 1997 from $1.82 per Mcf for the three months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $19,301 (18.5%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This increase resulted primarily from (i) workover expenses incurred on three wells during the three months ended September 30, 1997 and (ii) an increase in general repairs and maintenance on another well during the three months ended September 30, 1997, partially offset by the decreases in the volumes of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses increased 33.1% for the three months ended September 30, 1997 from 24.3% for the three months ended September 30, 1996. This percentage increase was primarily due to the dollar increase in oil and gas production expenses discussed above.

     Depreciation, depletion, and amortization of oil and gas properties decreased $60,623 (54.5%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) the decrease in volumes of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, this expense decreased to 13.5% for the three months ended September 30, 1997 from 25.8% for the three months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increase in the average price of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.

     General and administrative expenses decreased $10,506 (20.5%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from a decrease in professional fees during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 10.9% for the three months ended September 30, 1997 and 11.9% for the three months ended September 30, 1996.


     NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

                                     Nine Months Ended September 30,
                                     -------------------------------
                                          1997            1996
                                       ----------      ----------
      Oil and gas sales                $1,316,380      $1,327,794
      Oil and gas production expenses  $  387,140      $  399,349
      Barrels produced                     17,247          19,353
      Mcf produced                        424,733         504,115
      Average price/Bbl                $    19.38      $    19.97
      Average price/Mcf                $     2.31      $     1.87

     As shown in the above table, total oil and gas sales remained relatively constant for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Any decrease in oil and gas sales caused by decreases of approximately $42,000, $148,000 and $10,000, respectively, related to decreases in the volumes of oil and gas sold and in the average price of oil sold was substantially offset by an increase of approximately $187,000 related to the increase in the average price of gas sold. Volumes of oil and gas sold decreased 2,106 barrels and 79,382 Mcf, respectively, for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in volumes of oil sold resulted primarily from positive prior period volume adjustments made by the purchasers on two wells during the nine months ended September 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) positive prior period volume adjustments made by the purchasers on three wells during the nine months ended September 30, 1997, (ii) the sale of two gas producing wells during 1996, and (iii) a normal decline in production due to diminished gas reserves on one well during the nine months ended September 30, 1997. Average oil prices decreased to $19.38 per barrel for the nine months ended September 30, 1997 from $19.97 per barrel for the nine months ended September 30, 1996. Average gas prices increased to $2.31 per Mcf for the nine months ended September 30, 1997 from $1.87 per Mcf, respectively, for the nine months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $12,209 (3.1%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from decreases in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 29.4% for the nine months ended September 30, 1997 and 30.1% for the nine months ended September 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $167,004 (51.5%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) decreases in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 12.0% for the nine months ended September 30, 1997 from 24.4% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increase in the average price of gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

     The II-C Partnership recognized a non-cash charge against earnings of $66,617 for the nine months ended September 30, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the undiscounted future net revenues from such oil and gas properties, in accordance with the II-C Partnership's adoption of SFAS No. 121. Of this amount, $36,163 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31,

     1997  and   $30,454  was   related  to  impairment   of  unproved
     properties.   No  similar  charge was  necessary during  the nine
     months ended September 30, 1996.

     General and administrative expenses decreased $12,148 (7.4%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from a decrease in professional fees during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 11.5% for the nine months ended September 30, 1997 and 12.3% for the nine months ended September 30, 1996.

     The Limited Partners have received cash distributions through September 30, 1997 totaling $12,983,686 or 83.97% of Limited Partners' capital contributions.


     II-D PARTNERSHIP

     THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

                                    Three Months Ended September 30,
                                    --------------------------------
                                          1997            1996
                                        --------       ----------
      Oil and gas sales                 $865,030       $1,065,296
      Oil and gas production expenses   $308,799       $  421,587
      Barrels produced                    13,570           17,261
      Mcf produced                       317,094          431,776
      Average price/Bbl                 $  17.24       $    20.61
      Average price/Mcf                 $   1.99       $     1.64

     As shown in the above table, total oil and gas sales decreased $200,266 (18.8%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Of this decrease, approximately $76,000 and $188,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $46,000 was related to a decrease in the average price of oil sold, which decreases were partially offset by an increase of approximately $111,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 3,691 barrels and 114,682 Mcf, respectively, for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in volumes of oil sold resulted primarily from the sale of one well late in 1996. The decrease in volumes of gas sold resulted primarily from (i) positive prior period volume adjustments by the purchasers on two wells during the three months ended September 30, 1996, (ii) the sale of one well in 1997, and (iii) normal declines in production due to diminished gas reserves on two wells. Average oil prices decreased to $17.24 per barrel for the three months ended September 30, 1997 from $20.61 per barrel for the three months ended September 30, 1996. Average gas prices increased to $1.99 per Mcf for the three months ended September 30, 1997 from $1.64 per Mcf for the three months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $112,788 (26.8%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from decreases in volumes of oil and gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 35.7% for the three months ended September 30, 1997 from 39.6% for the three months ended September 30, 1996. This percentage decrease was primarily due to an increase in the average price of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $93,735 (41.0%) for the three months ended September 30, 1997 as compared to the three months ended
     September 30, 1996. This decrease resulted primarily from decreases in volumes of oil and gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, this expense decreased to 15.6% for the three months ended September 30, 1997 from 21.5% for the three months ended September 30, 1996. This percentage decrease was primarily due to the increase in the average price of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.

     General and administrative expenses decreased $31,239 (27.7%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from a decrease in professional fees during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 10.9% for the three months ended
     September 30, 1997 from 12.2% for the three months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in general and administrative expenses discussed above.

     NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.
                                     Nine Months Ended September 30,
                                     -------------------------------
                                          1997           1996
                                       ----------     ----------
      Oil and gas sales                $3,144,982     $3,145,240
      Oil and gas production expenses  $1,004,330     $1,409,905
      Barrels produced                     39,108         52,555
      Mcf produced                      1,076,384      1,263,831
      Average price/Bbl                $    19.20     $    19.28
      Average price/Mcf                $     2.22     $     1.69

     As shown in the above table, total oil and gas sales remained relatively constant for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Any increase in oil and gas sales caused by an increase of approximately $570,000 related to an increase in the average price of gas sold for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 was offset by decreases of approximately $259,000 and $308,000, respectively, related to decreases in volumes of oil and gas sold and approximately $3,000 related to a decrease in the average price of oil sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Volumes of oil and gas sold decreased 13,447 barrels and 187,447 Mcf, respectively, for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in volumes of oil sold resulted primarily from (i) the sale of one well during late 1996 and (ii) a negative prior period volume adjustment by the purchaser on one well during the nine months ended September 30, 1997. The decrease in volumes of gas sold resulted primarily from (i) the sale of three wells in late 1996 and early 1997, (ii) a positive prior period volume adjustment made by the purchaser on one well during the nine months ended September 30, 1996, and (iii) negative prior period volume adjustments by the purchasers on two wells during the nine months ended September 30, 1997. Average oil prices decreased to $19.20 per barrel for the nine months ended September 30, 1997 from $19.28 per barrel for the nine months ended September 30, 1996. Average gas prices increased to $2.22 per Mcf for the nine months ended September 30, 1997 from $1.69 per Mcf for the nine months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $405,575 (28.8%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 and (ii) a decrease in production expenses due to the sale of one well in 1996. As a percentage of oil and gas sales, these expenses decreased to 31.9% for the nine months ended September 30, 1997 from 44.8% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in production expenses discussed above and the increase in the average price of gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $160,341 (26.6%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from decreases in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 14.1% for the nine months ended September 30, 1997 from 19.2% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the increase in the average price of gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

     The II-D Partnership recognized a non-cash charge against earnings of $143,957 for the nine months ended September 30, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the undiscounted future net revenues from such oil and gas properties, in accordance with the II-D Partnership's adoption of SFAS No. 121. No similar charge was necessary during the nine months ended September 30, 1996.

     General and administrative expenses decreased $36,632 (10.5%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease resulted primarily from a decrease in professional fees for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 9.9% for the nine months ended September 30, 1997 from 11.1% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in general and administrative expenses discussed above.

     The Limited Partners have received cash distributions through September 30, 1997 totaling $25,090,903 or 79.68% of Limited Partners' capital contributions.

     II-E  PARTNERSHIP

     THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

                                    Three Months Ended September 30,
                                    --------------------------------
                                         1997              1996
                                       --------          --------
      Oil and gas sales                $591,192          $748,193
      Oil and gas production expenses  $161,447          $248,256
      Barrels produced                   10,638            14,360
      Mcf produced                      197,851           258,832
      Average price/Bbl                $  17.96          $  20.74
      Average price/Mcf                $   2.02          $   1.74

     As shown in the table above, total oil and gas sales decreased $157,001 (21.0%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Of this decrease, approximately $77,000 and $106,000, respectively, were related to decreases in volumes of oil and gas sold and a decrease of approximately $29,000 was related to a decrease in the average price of oil sold, which decreases were partially offset by an increase of approximately $55,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 3,722 barrels and 60,981 Mcf, respectively, for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in volumes of oil sold resulted primarily from (i) the sale of one well in late 1996 and (ii) a normal decline in production due to diminished oil reserves on one well. The decrease in volumes of gas sold resulted primarily from (i) positive prior period volume adjustments by the purchasers on several wells during the three months ended September 30, 1996 and (ii) the shutting-in of one well due to mechanical difficulties for the three months ended September 30, 1997. Average oil prices decreased to $17.96 per barrel for the three months ended September 30, 1997 from $20.74 per barrel for the three months ended September 30, 1996, while average gas prices increased to $2.02 per Mcf for the three months ended September 30, 1997 from $1.74 per Mcf for the three months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $86,809 (35.0%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease was primarily a result of (i) decreases in volumes of oil and gas sold and (ii) a decrease in production expenses due to the sale of one well in 1996. As a percentage of oil and gas sales, these expenses decreased to 27.3% for the three months ended September 30, 1997 from 33.2% for the three months ended September 30, 1996. This percentage decrease was primarily due to the increase in the average price of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $99,747 (39.2%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) decreases in volumes of oil and gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, this expense decreased to 26.1% for the three months ended September 30, 1997 from 34.0% for the three months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increase in the average price of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.

     General and administrative expenses decreased $51,048 (50.5%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from a decrease in professional fees during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 8.5% for the three months ended September 30, 1997 from 13.5% for the three months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in general and administrative expenses discussed above.

     NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.
                                     Nine Months Ended September 30,
                                     -------------------------------
                                          1997            1996
                                       ----------      ----------
      Oil and gas sales                $1,971,161      $2,121,611
      Oil and gas production expenses  $  670,416      $  782,953
      Barrels produced                     33,798          43,642
      Mcf produced                        594,549         725,498
      Average price/Bbl                $    19.41      $    19.67
      Average price/Mcf                $     2.21      $     1.74

     As shown in the table above, total oil and gas sales decreased $150,450 (7.1%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Of this decrease, approximately $193,000 and $228,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $8,000 was related to the decrease in the average price of oil sold for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996, which decreases were partially offset by an increase of approximately

     $279,000 due to the increase in the average price of gas sold. Volumes of oil and gas sold decreased 9,844 barrels and 130,949 Mcf, respectively, for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in volumes of oil sold was primarily a result of (i) the sale of one well in late 1996 and (ii) the shutting-in of one well due to mechanical difficulties in early 1997. The decrease in volumes of gas sold was primarily a result of (i) negative prior period volume adjustments by the purchasers on several wells during the nine months ended September 30, 1997 and (ii) the shutting-in of two wells due to mechanical difficulties in early 1997. Average oil prices decreased to $19.41 per barrel for the nine months ended September 30, 1997 from $19.67 per barrel for the nine months ended September 30, 1996, while average gas prices increased to $2.21 per Mcf for the nine months ended September 30, 1996 from $1.74 per Mcf for the nine months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $112,537 (14.4%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from decreases in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 34.0% for the nine months ended September 30, 1997 from 36.9% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the increase in the average price of gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $256,915 (35.3%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) decreases in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, this expense decreased to 23.9% for the nine months ended September 30, 1997 from 34.3% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increase in the average price of gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

     The II-E Partnership recognized a non-cash charge against earnings of $992,851 for the nine months ended September 30, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the undiscounted future net revenues from such oil and gas properties, in accordance with the II-E Partnership's adoption of SFAS No. 121. Of this amount, $317,979 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $674,872 was related to impairment of unproved properties. No similar charge was necessary during the nine months ended September 30, 1996.

     General and administrative expenses decreased $71,788 (22.2%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from a decrease in professional fees during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 12.7% for the nine months ended September 30, 1997 from 15.2% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in general and administrative expenses discussed above.

     The Limited Partners have received cash distributions through September 30, 1997 totaling $14,725,574 or 64.35% of Limited Partners' capital contributions.


     II-F PARTNERSHIP

     THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

                                    Three Months Ended September 30,
                                    --------------------------------
                                          1997             1996
                                        --------         --------
      Oil and gas sales                 $498,151         $563,030
      Oil and gas production expenses   $ 94,319         $124,717
      Barrels produced                    11,202           10,504
      Mcf produced                       149,512          191,942
      Average price/Bbl                 $  17.66         $  20.89
      Average price/Mcf                 $   2.01         $   1.79

     As shown in the above table, total oil and gas sales decreased $64,879 (11.5%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Of this decrease, approximately $75,000 and $36,000, respectively, were related to decreases in both volumes of gas sold and the average price of oil sold, which amounts were partially offset by increases of approximately $15,000 and $33,000, respectively, related to increases in both volumes of oil sold and the average price of gas sold. Volumes of oil sold increased 698 barrels, while volumes of gas sold decreased 42,430 Mcf for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) positive prior period volume adjustments made by the purchasers on several wells during the three months ended September 30, 1996, (ii) negative prior period volume adjustments made by purchasers on three wells during the three months ended September 30, 1997, and (iii) a normal decline in production due to diminished gas reserves on one well. Average oil prices decreased to $17.66 per barrel for the three months ended September 30, 1997 from $20.89 per barrel for the three months ended September 30, 1996. Average gas prices increased to $2.01 per Mcf for the three months ended September 30, 1997 from $1.79 per Mcf for the three months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $30,398 (24.4%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from (i) the sale of four wells during late 1996, (ii) decreases in general repairs and maintenance expenses on two wells during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996, and (iii) the decrease in volumes of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 18.9% for the three months ended September 30, 1997 from 22.2% for the three months ended September 30, 1996. This percentage decrease was primarily due to the increase in the average price of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $40,792 (28.5%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from (i)
     upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) the decrease in volumes of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 20.6% for the three months ended September 30, 1997 from 25.5% for the three months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increase in the average price of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.

     General and administrative expenses remained relatively constant for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 9.7% for the three months ended September 30, 1997 and 8.8% for the three months ended September 30, 1996.

     NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

                                     Nine Months Ended September 30,
                                     -------------------------------
                                           1997           1996
                                        ----------     ----------
      Oil and gas sales                 $1,674,566     $1,794,471
      Oil and gas production expenses   $  356,815     $  428,421
      Barrels produced                      35,072         36,741
      Mcf produced                         440,529        604,664
      Average price/Bbl                 $    18.92     $    19.14
      Average price/Mcf                 $     2.30     $     1.80

     As shown in the above table, total oil and gas sales decreased $119,905 (6.7%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Of this decrease, approximately $32,000 and $295,000, respectively, were related to decreases in volumes of oil and gas sold, which decreases were partially offset by an increase of approximately $220,000 related to the increase in the average price of gas sold. Volumes of oil and gas sold decreased 1,669 barrels and

     164,135 Mcf, respectively, for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) positive prior period volume adjustments made by the purchasers on several wells during the nine months ended September 30, 1996,
     (ii) negative prior period volume adjustments made by purchasers on three wells during the nine months ended September 30, 1997,
     (iii) the sale of one well during 1997 and (iv) a normal decline in production due to diminished gas reserves on one well. Average oil prices decreased to $18.92 per barrel for the nine months ended September 30, 1997 from $19.14 per barrel for the nine months ended September 30, 1996. Average gas prices increased to $2.30 per Mcf for the nine months ended September 30, 1997 from $1.80 per Mcf for the nine months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $71,606 (16.7%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from decreases in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 21.3% for the nine months ended September 30, 1997 from 23.9% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the increase in the average price of gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $156,688 (33.7%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) decreases in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 18.4% for the nine months ended September 30, 1997 from 25.9% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increase in the average price of gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

     The II-F Partnership recognized a non-cash charge against earnings of $1,377,160 for the nine months ended September 30, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the undiscounted future net revenues from such oil and gas properties, in accordance with the II-F Partnership's adoption of SFAS No. 121. Of this amount, $208,255 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $1,168,905 was related to impairment of unproved properties. No similar charge was necessary during the nine months ended September 30, 1996.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 9.4% for the nine months ended September 30, 1997 and 8.7% for the nine months ended September 30, 1996.

     The Limited Partners have received cash distributions through September 30, 1997 totaling $14,588,051 or 85.11% of Limited Partners' capital contributions.

     II-G PARTNERSHIP

     THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

                                    Three Months Ended September 30,
                                    --------------------------------
                                         1997             1996
                                      ----------       ----------
      Oil and gas sales               $1,057,832       $1,190,247
      Oil and gas production expenses $  201,928       $  269,949
      Barrels produced                    23,506           22,039
      Mcf produced                       318,866          410,340
      Average price/Bbl               $    17.66       $    20.90
      Average price/Mcf               $     2.02       $     1.78

     As shown in the above table, total oil and gas sales decreased $132,412 (11.1%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Of this decrease, approximately $163,000 and $76,000, respectively, were related to decreases in both volumes of gas sold and the average price of oil sold, which decreases were partially offset by increases of approximately $31,000 and $77,000, respectively, related to increases in volumes of oil sold and the average price of gas sold. Volumes of oil sold increased 1,467 barrels, while volumes of gas sold decreased 91,474 Mcf for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) positive prior period volume adjustments made by the purchasers on several wells during the three months ended September 30, 1996 and (ii) negative prior period volume adjustments made by the purchasers on three other wells during the three months ended September 30, 1997. Average oil prices decreased to $17.66 per barrel for the three months ended September 30, 1997 from $20.90 per barrel for the three months ended September 30, 1996. Average gas prices increased to $2.02 per Mcf for the three months ended September 30, 1997 from $1.78 per Mcf for the three months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $68,021 (25.2%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from (i) a decrease in volumes of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996, (ii) the sale of several wells during 1996, (iii) a positive prior period volume adjustment made by the purchaser on one well during during the three months ended September 30, 1996 and (iv) decreases in general repairs and maintenance expenses on three wells during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 19.1% for the three months ended September 30, 1997 from 22.7% for the three months ended September 30, 1996. This percentage decrease was primarily due to the increase in the average price of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $105,206 (32.0%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) the decrease in volumes of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, this expense decreased to 21.1% for the three months ended September 30, 1997 from 27.6% for the three months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increase in the average price of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.

     General and administrative expenses remained relatively constant for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 9.9% for the three months ended September 30, 1997 and 9.1% for the three months ended September 30, 1996.

     NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

                                     Nine Months Ended September 30,
                                     -------------------------------
                                          1997            1996
                                       ----------      ----------
      Oil and gas sales                $3,575,321      $3,807,146
      Oil and gas production expenses  $  775,531      $  930,655
      Barrels produced                     73,655          77,229
      Mcf produced                        945,548       1,295,413
      Average price/Bbl                $    18.92      $    19.15
      Average price/Mcf                $     2.31      $     1.80

     As shown in the above table, total oil and gas sales decreased $231,825 (6.1%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Of this decrease, approximately $68,000 and $630,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $17,000 was related to the decrease in the average price of oil sold, which decreases were partially offset by an increase of approximately $482,000 related to the increase in the average price of gas sold. Volumes of oil and gas sold decreased 3,574 barrels and 349,865 Mcf, respectively, for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) positive prior period volume adjustments made by the purchasers on several wells during the nine months ended September 30, 1996 and (ii) negative prior period volume adjustments made by purchasers on two wells during the nine months ended September 30, 1997. Average oil prices decreased to $18.92 per barrel for the nine months ended September 30, 1997 from $19.15 per barrel for the nine months ended September 30, 1996. Average gas prices increased to $2.31 per Mcf for the nine months ended September 30, 1997 from $1.80 per Mcf for the nine months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $155,124 (16.7%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from decreases in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 21.7% for the nine months ended September 30, 1997 from 24.4% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the increase in the average price of gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $391,140 (36.8%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) decreases in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 18.8% for the nine months ended September 30, 1997 from 27.9% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increase in the average price of gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

     The II-G Partnership recognized a non-cash charge against earnings of $3,101,656 for the nine months ended September 30, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the undiscounted future net revenues from such oil and gas properties, in accordance with the II-G Partnership's adoption of SFAS No. 121. Of this amount, $489,672 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $2,611,984 was related to impairment of unproved properties. No similar charge was necessary during the nine months ended September 30, 1996.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 9.6% for the nine months ended September 30, 1997 and 8.9% for the nine months ended September 30, 1996.

     The Limited Partners have received cash distributions through September 30, 1997 totaling $29,974,371 or 80.54% of Limited Partners' capital contributions.

     II-H PARTNERSHIP

     THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

                                    Three Months Ended September 30,
                                    --------------------------------
                                         1997              1996
                                       --------          --------
      Oil and gas sales                $251,228          $282,932
      Oil and gas production expenses  $ 48,760          $ 66,715
      Barrels produced                    5,463             5,122
      Mcf produced                       76,662           100,841
      Average price/Bbl                $  17.66          $  20.87
      Average price/Mcf                $   2.02          $   1.75

     As shown in the table above, total oil and gas sales decreased $31,704 (11.2%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Of this decrease, approximately $42,000 was related to a decrease in volumes of gas sold and approximately $17,000 was related to a decrease in the average price of oil sold, which decreases were partially offset by an increase of (i) approximately $7,000 related to an increase in volumes of oil sold and (ii)
     approximately $20,000 related to the increase in the average price of gas sold. Volumes of oil sold increased 341 barrels and volumes of gas sold decreased 24,179 Mcf for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) positive prior period volume adjustments by the purchasers on several wells during the three months ended September 30, 1996, (ii) a negative prior period volume adjustment on one well during the three months ended September 30, 1997, and (iii) the sale of several wells in 1996 and early 1997. Average oil prices decreased to $17.66 per barrel for the three months ended September 30, 1997 from $20.87 per barrel for the three months ended September 30, 1996, while average gas prices increased to $2.02 per Mcf for the three months ended September 30, 1997 from $1.75 per Mcf for the three months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $17,955 (26.9%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from (i) a decrease in volumes of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996, (ii) downhole pump repair on one well during the three months ended September 30, 1996, and (iii) equipment repairs during the three months ended September 30, 1996 and a decrease in saltwater disposal expenses for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 on another well. As a percentage of oil and gas sales, these expenses decreased to 19.4% for the three months ended September 30, 1997 from 23.6% for the three months ended September 30, 1996. This percentage decrease was primarily due to the increase in the average price of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $28,022 (34.6%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) a decrease in volumes of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, this expense decreased to 21.1% for the three months ended September 30, 1997 from 28.6% for the three months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increase in the average price of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.

     General and administrative expenses remained relatively constant for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses increased to 10.3% for the three months ended September 30, 1997 from 12.2% for the three months ended September 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

     NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.
                                     Nine Months Ended September 30,
                                     -------------------------------
                                         1997             1996
                                       --------         --------
      Oil and gas sales                $861,261         $909,731
      Oil and gas production expenses  $192,891         $230,938
      Barrels produced                   17,129           17,978
      Mcf produced                      230,796          319,009
      Average price/Bbl                $  18.92         $  19.16
      Average price/Mcf                $   2.33         $   1.77

     As shown in the table above, total oil and gas sales decreased $48,470 (5.3%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Of this decrease, approximately $16,000 and $156,000, respectively, were related to decreases in volumes of oil and gas sold for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 and approximately $4,000 was related the decrease in the average price of oil sold, which decreases were partially offset by the increase of approximately $129,000 related to the increase in the average price of gas sold. Volumes of oil and gas sold decreased 849 barrels and 88,213 Mcf, respectively, for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) positive prior period volume adjustments made by the purchasers on several wells during the nine months ended September 30, 1996,
     (ii) negative prior period volume adjustments by the purchasers on two wells during the nine months ended September 30, 1997, and
     (iii) the sale of several wells in 1996 and early 1997. Average oil prices decreased to $18.92 per barrel for the nine months ended September 30, 1997 from $19.16 per barrel for the nine months ended September 30, 1996, while average gas prices increased to $2.33 per Mcf for the nine months ended September 30, 1997 from $1.77 per Mcf for the nine months ended September

     30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $38,047 (16.5%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from decreases in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 22.4% for the nine months ended September 30, 1997 from 25.4% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the increase in the average price of gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $101,303 (38.6%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from decreases in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 18.7% for the nine months ended September 30, 1997 from 28.9% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the increase in the average price of gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

     The II-H Partnership recognized a non-cash charge against earnings of $785,220 for the nine months ended September 30, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the undiscounted future net revenues from such oil and gas properties, in accordance with the II-H Partnership's adoption of SFAS No. 121. Of this amount, $125,223 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $659,997 was related to impairment of unproved properties. No similar charge was necessary during the nine months ended September 30, 1996.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 9.8% for the nine months ended September 30, 1997 and 9.2% for the nine months ended September 30, 1996.

     The Limited Partners have received cash distributions through September 30, 1997 totaling $6,978,364 or 76.09% of Limited Partners' capital contributions.

                      PART II:  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the II-A Partnership's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the II-B Partnership's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

          27.3 Financial Data Schedule containing summary financial information extracted from the II-C Partnership's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

          27.4 Financial Data Schedule containing summary financial information extracted from the II-D Partnership's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

          27.5 Financial Data Schedule containing summary financial information extracted from the II-E Partnership's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

          27.6 Financial Data Schedule containing summary financial information extracted from the II-F Partnership's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

          27.7 Financial Data Schedule containing summary financial information extracted from the II-G Partnership's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

          27.8 Financial Data Schedule containing summary financial information extracted from the II-H Partnership's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

               All other exhibits are omitted as inapplicable.

     (b)  Reports on Form 8-K:

          None.

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

                              (Registrant)


                              By:  GEODYNE RESOURCES, INC.

                                   General Partner




Date:  November 13, 1997      By:    /s/Dennis R. Neill
                                 ------------------------------
                                    (Signature)
                                    Dennis R. Neill
                                    President



Date:  November 13, 1997      By:    /s/Patrick M. Hall
                                 -------------------------------
                                    (Signature)
                                    Patrick M. Hall
                                    Principal Accounting Officer

                           INDEX TO EXHIBITS
                           -----------------

NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-A's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-B's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-C's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-D's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-E's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-F's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

27.7 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-G's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

27.8 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-H's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

          All other exhibits are omitted as inapplicable.