Form 10-K405
period 1997-12-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP II A; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-E; GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-G; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-H
filed 1998-02-18
CIK 824894, 826345, 833054, 833526, 842881, 850506, 851724, 854062

FORM 10-K405
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

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

                                                         II-A 73-1295505
                                                         II-B 73-1303341
                                                         II-C 73-1308986
                                                         II-D 73-1329761
                                                         II-E 73-1324751
                                                         II-F 73-1330632
                                                         II-G 73-1336572
           Oklahoma                                      II-H 73-1342476
-------------------------------                       --------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)

              Two West Second Street, Tulsa, Oklahoma      74103
              --------------------------------------------------
              (Address of principal executive offices) (Zip Code)

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

                  DOCUMENTS INCORPORATED BY REFERENCE:  None

                                 FORM 10-K405
                               TABLE OF CONTENTS



PART I.......................................................................1
      ITEM 1.     BUSINESS...................................................1
      ITEM 2.     PROPERTIES.................................................7
      ITEM 3.     LEGAL PROCEEDINGS.........................................22
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS.......26

PART II.....................................................................27
      ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS......27
      ITEM 6.     SELECTED FINANCIAL DATA...................................29
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................38
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............65
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................65

PART III....................................................................65
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL
                  PARTNER...................................................65
      ITEM 11.    EXECUTIVE COMPENSATION....................................67
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT................................................77
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............78

PART IV.....................................................................80
      ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K...............................................80
      SIGNATURES............................................................86

                                    PART I.

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


      Immediately following activation, each Partnership invested as a general partner in a separate Oklahoma general partnership which actually conducts the Partnerships' operations. Geodyne serves as managing partner of such general partnerships. Unless the context indicates otherwise, all references to any single Partnership or all of the Partnerships in this Annual Report on Form 10-K405 (the "Annual Report") are references to the Partnership and its related general partnership, collectively. In addition, unless the context indicates otherwise, all references to the "General Partner" in this Annual Report are references to Geodyne as the general partner of the limited partnerships and as the managing partner of the related general partnerships.

      The General Partner currently serves as general partner of 29 limited partnerships including the Partnerships. The General Partner is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including the General Partner (collectively, the "Samson Companies"), are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 1997, the Samson Companies owned interests in approximately 13,000 oil and gas wells located in 19 states of the United States and the countries of Canada, Venezuela, and Russia. At December 31, 1997, the Samson Companies operated approximately 2,500 oil and gas wells located in 15 states of the United States, as well as Canada, Venezuela, and Russia.

      The Partnerships are currently engaged in the business of owning interests in producing oil and gas properties located in the continental United States. The Partnerships may also engage to a limited extent in development drilling on producing oil and gas properties as required for the prudent management of the Partnerships.

      As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and the other Samson Companies. As of February 1, 1998, the Samson Companies employed approximately 820 persons. No employees are covered by collective bargaining agreements, and management believes that the Samson Companies provide a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item 10. Directors and Executive Officers of the General Partner."

      The General Partner's and the Partnerships' principal place of business is located at Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103, and their telephone number is (918) 583-1791 or (800) 283-1791.

      Pursuant to the terms of the partnership agreements for the Partnerships (the "Partnership Agreements") the Partnerships will terminate on December 31, 2001. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of this Annual Report, the General Partner has not determined whether to extend the term of any Partnership.

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

      The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for a number of years. For the past ten years, such average prices have generally been in the $1.40 to $2.40 per Mcf range, significantly below prices received in the early 1980s. Average gas prices in the latter part of 1996 and parts of 1997, however, were somewhat higher than those yearly averages. Gas prices are currently in the higher end of the 10-year average price range described above.

      Substantially all of the Partnerships' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas decreased from approximately $3.57 per Mcf at December 31, 1996 to approximately $2.32 per Mcf at December 31, 1997. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range. Due to global consumption and supply trends over the last several months as well as expectations of at least a short-term slowdown in Asian energy demand, oil prices have recently been in the mid to lower portions of this pricing range, and in early 1998 dropped to as low as approximately $13.75 per barrel. It is not known whether this trend will continue. Prices for the Partnerships' oil decreased from approximately $23.75 per barrel at December 31, 1996 to approximately $16.25 per barrel at December 31, 1997.

      Future prices for both oil and gas will likely be different from (and may be lower than) the prices in effect on December 31, 1997. Primarily due to heating season demand, year-end prices in many past years have tended to be higher, and in some cases significantly higher, than the yearly average price actually received by the Partnerships for at least the following year.
Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.


      Significant Customers

      The following customers accounted for ten percent or more of the Partnerships' oil and gas sales during the year ended December 31, 1997:

Partnership                   Purchaser                         Percentage
-----------      ----------------------------------             ----------

   II-A          El Paso Energy Marketing Company
                   ("El Paso")                                    29.7%
                 Amoco Production Company ("Amoco")               14.8%
                 Hallwood Petroleum, Inc. ("Hallwood")            12.1%

   II-B          El Paso                                          31.8%
                 Hallwood                                         16.3%

   II-C          El Paso                                          29.3%

   II-D          El Paso                                          22.8%

   II-E          El Paso                                          41.3%

   II-F          El Paso                                          24.5%
                 Texaco Exploration and Production,
                   Inc. ("Texaco")                                11.1%

   II-G          El Paso                                          24.3%
                 Texaco                                           11.1%

   II-H          El Paso                                          23.9%
                 Texaco                                           11.1%


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

      Regulation of Sales and Transportation of Oil and Gas -- Sales of crude oil and condensate are made by the Partnerships at market prices and are not subject to price controls. The sale of gas may be subject to both federal and state laws and regulations. The provisions of these laws and regulations are complex and affect all who produce, resell, transport, or purchase gas, including the Partnerships. Although virtually all of the Partnerships' gas production is not subject to price regulation, other regulations affect the availability of gas transportation services and the ability of gas consumers to continue to purchase or use gas at current levels. Accordingly, such regulations may have a material effect on the Partnerships' operations and projections of future oil and gas production and revenues.

      Future Legislation -- Legislation affecting the oil and gas industry is under constant review for amendment or expansion. Because such laws and regulations are frequently amended or reinterpreted, management is unable to predict what additional energy legislation may be proposed or enacted or the future cost and impact of complying with existing or future regulations.

      Regulation of the Environment -- The Partnerships' operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Compliance with such laws and regulations, together with any penalties resulting from noncompliance, may increase the cost of the Partnerships' operations or may affect the Partnerships' ability to timely complete existing or future activities. Management anticipates that various local, state, and federal environmental control agencies will have an increasing impact on oil and gas operations.

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


ITEM 2.  PROPERTIES

            Well Statistics

      The following table sets forth the number of productive wells of the Partnerships as of December 31, 1997.

                              Well Statistics(1)
                            As of December 31, 1997

         Number of Gross Wells(2)           Number of Net Wells(3)
         ------------------------         ----------------------------
P/ship   Total    Oil   Gas   N/A(4)      Total     Oil      Gas     N/A(4)
------   -----    ---   ---   -------     -----    -----    -----    ------
II-A     1,102    383   715     4         47.08    29.99    16.98      .11
II-B       209    120    87     2         25.10    16.20     8.85      .05
II-C       299    115   180     4         10.21     3.20     6.97      .04
II-D       235     90   142     3         28.42     7.03    20.70      .69
II-E       987    721   236    30         12.82     5.09     7.66      .07
II-F     1,009    757   223    29         12.77     6.85     5.89      .03
II-G     1,009    757   223    29         27.63    14.74    12.83      .06
II-H     1,009    757   223    29          6.75     3.57     3.17      .01

---------------
(1) The designation of a well as an oil well or gas well is made by the General Partner based on the relative amount of oil and gas reserves for the well. Regardless of a well's oil or gas designation, it may produce oil, gas, or both oil and gas.
(2) As used in this Annual Report, "gross well" refers to a well in which a working interest is owned; accordingly, the number of gross wells is the total number of wells in which a working interest is owned.
(3) As used in this Annual Report, "net well" refers to the sum of the fractional working interests owned in gross wells. For example, a 15% working interest in a well represents one gross well, but 0.15 net well.
(4)   Wells which have not been designated as oil or gas.

      Drilling Activities

      During 1997 the II-A Partnership participated in drilling the following development wells, all of which are currently producing:

                                                                    Working
     Name            County           State           Type          Interest
--------------      --------        --------          ----          --------

Willamar            Willacy         Texas             Oil             11.5%
  Community
  E No. 9

White Farms         Canadian        Oklahoma          Gas             12.0%
  A No. 4

Arthur Clifton      Limestone       Texas             Gas              0.7%
  Unit No. 2


No other Partnership participated in any drilling activities during 1997.


      Oil and Gas Production, Revenue, and Price History

      The following tables set forth certain historical information concerning the oil (including condensates) and gas production, net of all royalties, overriding royalties, and other third party interests, of the Partnerships, revenues attributable to such production, and certain price and cost information. As used in the tables, direct operating expenses include lease operating expenses and production taxes. In addition, gas production is converted to oil equivalents at the rate of six Mcf per barrel, representing the estimated relative energy content of gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. The respective prices of oil and gas are affected by market and other factors in addition to relative energy content.

                              Net Production Data

                               II-A Partnership
                               ----------------

                                            Year Ended December 31,
                                    ----------------------------------------
                                       1997           1996           1995
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                          105,866        103,230        120,420
   Gas (Mcf)                         1,505,818      1,737,090      1,768,316

Oil and gas sales:
   Oil                              $1,995,185     $2,105,377     $2,030,710
   Gas                               3,436,560      3,727,497      2,640,845
                                     ---------      ---------      ---------
     Total                          $5,431,745     $5,832,874     $4,671,555
                                     =========      =========      =========
Total direct operating
   expenses                         $1,888,421     $1,941,040     $1,846,264
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         34.8%          33.3%          39.5%

Average sales price:
   Per barrel of oil                    $18.85         $20.40         $16.86
   Per Mcf of gas                         2.28           2.15           1.49

Direct operating expenses per
   equivalent Bbl of oil                $ 5.29         $ 4.94         $ 4.45

                              Net Production Data

                               II-B Partnership
                               ----------------

                                            Year Ended December 31,
                                    ----------------------------------------
                                       1997           1996           1995
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           67,591         74,434         81,304
   Gas (Mcf)                         1,047,458      1,219,775      1,205,296

Oil and gas sales:
   Oil                              $1,292,911     $1,557,104     $1,351,079
   Gas                               2,523,358      2,622,423      1,853,715
                                     ---------      ---------      ---------
     Total                          $3,816,269     $4,179,527     $3,204,794
                                     =========      =========      =========
Total direct operating
   expenses                         $1,314,450     $1,164,713     $1,524,778
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         34.4%          27.9%          47.6%

Average sales price:
   Per barrel of oil                    $19.13         $20.92         $16.62
   Per Mcf of gas                         2.41           2.15           1.54

Direct operating expenses per
   equivalent Bbl of oil                $ 5.43         $ 4.19         $ 5.40

                              Net Production Data

                               II-C Partnership
                               ----------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       1997           1996           1995
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           22,753         25,093         26,383
   Gas (Mcf)                           582,748        685,344        737,277

Oil and gas sales:
   Oil                              $  433,286     $  530,533     $  446,522
   Gas                               1,363,371      1,395,407      1,073,415
                                     ---------      ---------      ---------
     Total                          $1,796,657     $1,925,940     $1,519,937
                                     =========      =========      =========
Total direct operating
   expenses                         $  527,821     $  602,924     $  698,645
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         29.4%          31.3%          46.0%

Average sales price:
   Per barrel of oil                    $19.04         $21.14         $16.92
   Per Mcf of gas                         2.34           2.04           1.46

Direct operating expenses per
   equivalent Bbl of oil                $ 4.40         $ 4.33         $ 4.68

                              Net Production Data

                               II-D Partnership
                               ----------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       1997           1996           1995
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           50,413         66,517         88,913
   Gas (Mcf)                         1,501,911      1,637,645      1,906,303

Oil and gas sales:
   Oil                              $  941,767     $1,332,558     $1,457,580
   Gas                               3,372,387      2,996,544      2,443,936
                                     ---------      ---------      ---------
     Total                          $4,314,154     $4,329,102     $3,901,516
                                     =========      =========      =========
Total direct operating
   expenses                         $1,657,087     $1,800,899     $2,136,244
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         38.4%          41.6%          54.8%

Average sales price:
   Per barrel of oil                    $18.68         $20.03         $16.39
   Per Mcf of gas                         2.25           1.83           1.28

Direct operating expenses per
   equivalent Bbl of oil                $ 5.51         $ 5.31         $ 5.25

                              Net Production Data

                               II-E Partnership
                               ----------------

                                              Year Ended December 31,
                                    ----------------------------------------
                                       1997           1996           1995
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           42,668         53,804         63,680
   Gas (Mcf)                           783,379        861,464        937,469

Oil and gas sales:
   Oil                              $  814,761     $1,096,064     $1,070,217
   Gas                               1,801,242      1,597,253      1,227,192
                                     ---------      ---------      ---------
     Total                          $2,616,003     $2,693,317     $2,297,409
                                     =========      =========      =========
Total direct operating
   expenses                         $  909,321     $  913,077     $1,148,507
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         34.8%          33.9%          50.0%

Average sales price:
   Per barrel of oil                    $19.10         $20.37         $16.81
   Per Mcf of gas                         2.30           1.85           1.31

Direct operating expenses per
   equivalent Bbl of oil                $ 5.25         $ 4.63         $ 5.22

                              Net Production Data

                               II-F Partnership
                               ----------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       1997           1996           1995
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           45,014         47,395         54,773
   Gas (Mcf)                           586,444        761,702        845,804

Oil and gas sales:
   Oil                              $  839,925     $  939,731     $  882,021
   Gas                               1,351,464      1,493,582      1,146,571
                                     ---------      ---------      ---------
     Total                          $2,191,389     $2,433,313     $2,028,592
                                     =========      =========      =========
Total direct operating
   expenses                         $  546,465     $  643,984     $  661,659
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         24.9%          26.5%          32.6%

Average sales price:
   Per barrel of oil                    $18.66         $19.83         $16.10
   Per Mcf of gas                         2.30           1.96           1.36

Direct operating expenses per
   equivalent Bbl of oil                $ 3.83         $ 3.69         $ 3.38

                              Net Production Data

                               II-G Partnership
                               ----------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       1997           1996           1995
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           94,553         99,593        115,206
   Gas (Mcf)                         1,256,464      1,626,530      1,832,915

Oil and gas sales:
   Oil                              $1,764,599     $1,975,112     $1,855,886
   Gas                               2,905,646      3,183,687      2,492,201
                                     ---------      ---------      ---------
     Total                          $4,670,245     $5,158,799     $4,348,087
                                     =========      =========      =========
Total direct operating
   expenses                         $1,185,722     $1,386,254     $1,455,357
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         25.4%          26.9%          33.5%

Average sales price:
   Per barrel of oil                    $18.66         $19.83         $16.11
   Per Mcf of gas                         2.31           1.96           1.36

Direct operating expenses per
   equivalent Bbl of oil                $ 3.90         $ 3.74         $ 3.46

                              Net Production Data

                               II-H Partnership
                               ----------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       1997           1996           1995
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           21,998         23,172         26,870
   Gas (Mcf)                           304,593        397,146        449,854

Oil and gas sales:
   Oil                              $  410,718     $  459,899     $  433,226
   Gas                                 709,016        770,323        609,509
                                     ---------      ---------      ---------
     Total                          $1,119,734     $1,230,222     $1,042,735
                                     =========      =========      =========
Total direct operating
   expenses                         $  290,042     $  339,390     $  358,984
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         25.9%          27.6%          34.4%

Average sales price:
   Per barrel of oil                    $18.67         $19.85         $16.12
   Per Mcf of gas                         2.33           1.94           1.35

Direct operating expenses per
   equivalent Bbl of oil                $ 3.99         $ 3.80         $ 3.52


      Proved Reserves and Net Present Value

      The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 1997. The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company Petroleum Engineers ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices at December 31, 1997. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 1997. Year-end prices have generally been higher than prices during the rest of the year. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at December 31, 1997 will actually be realized for such production.

      The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that these reserve estimates represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

                              Proved Reserves and
                               Net Present Values
                             From Proved Reserves
                          As of December 31, 1997(1)

II-A Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                  8,356,437
      Oil and liquids (Bbls)                                       539,343

   Net present value (discounted at 10% per annum)             $12,407,355

II-B Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                  5,229,097
      Oil and liquids (Bbls)                                       387,865

   Net present value (discounted at 10% per annum)             $ 8,071,131

II-C Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                  3,889,883
      Oil and liquids (Bbls)                                       162,147

   Net present value (discounted at 10% per annum)             $ 5,267,515

II-D Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                  9,255,929
      Oil and liquids (Bbls)                                       383,039

   Net present value (discounted at 10% per annum)             $11,085,069

II-E Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                  5,074,002
      Oil and liquids (Bbls)                                       237,194

   Net present value (discounted at 10% per annum)             $ 6,823,354

II-F Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                  3,944,059
      Oil and liquids (Bbls)                                       315,819

   Net present value (discounted at 10% per annum)             $ 6,688,489

II-G Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                  8,448,788
      Oil and liquids (Bbls)                                       664,340

   Net present value (discounted at 10% per annum)             $14,197,304

II-H Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                  2,044,982
      Oil and liquids (Bbls)                                       155,440

   Net present value (discounted at 10% per annum)             $ 3,380,100

----------

(1) Includes certain gas balancing adjustments which cause the gas volumes and net present values to differ from the reserve reports prepared by the General Partner and reviewed by Ryder Scott.

      No estimates of the proved reserves of the Partnerships comparable to those included herein have been included in reports to any federal agency other than the SEC. Additional information relating to the Partnerships' proved reserves is contained in Note 4 to the Partnerships' financial statements, included in Item 8 of this Annual Report.

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





                                                 Significant Properties
                                                 ----------------------

                                                                   Wells
                                                                 Operated by
                                                                 Affiliates        Oil          Gas
                        Gross     Net       Other       Total    ------------    Reserves     Reserves      Present
     Basin              Wells     Wells     Wells(1)    Wells    Number    %      (Bbl)        (Mcf)         Value
------------------      ------   -------    --------    ------   ------   ----   --------    ----------    ----------
II-A Partnership:
      Anadarko            169     9.88          58        227      35     15%     51,131     4,377,441     $5,344,894
      Gulf Coast          270    12.02           2        272       1      -%    169,557     1,613,746      2,693,269
      Permian             484     4.18          11        495      10      2%     63,838       997,003      1,362,308
      Southern Okla.
        Folded Belt        17     2.22          23         40      12     30%     62,956       648,662      1,214,239

II-B Partnership:
      Anadarko             42     5.12           4         46      14     30%     21,287     2,505,100     $2,849,997
      Gulf Coast           29      .79           2         31       1      3%     35,805       784,913      1,183,795
      Permian              11     1.43           3         14      10     71%     38,467       796,796        890,676
      Southern Okla.
       Folded Belt         13     3.50           1         14      12     86%    101,012       843,100      1,652,372
      Uinta                10     1.01           1         11       -      -%    107,810       187,584      1,136,984

II-C Partnership:
      Anadarko            104     5.30          16        120      22     18%     20,753     2,182,901     $2,576,147
      Southern Okla.
       Folded Belt         17     1.64           1         18      15     83%     43,728       587,814        930,768

II-D Partnership:
      Anadarko             72     9.91          13         85      10     12%     37,984     3,470,933     $4,205,358
      Sacramento           34     5.63           1         35       -      -%       -        2,153,514      1,952,005
      Williston            74     2.49           1         75       -      -%    185,370       191,116      1,096,499
      Gulf Coast           20     2.97           -         20      10     50%     62,717       942,820      1,136,417

--------------------------
(1)  Wells in which only a non-working (e.g. royalty) interest is owned.





                                                 Significant Properties
                                                 ----------------------

                                                                 Wells
                                                               Operated by
                                                               Affiliates         Oil          Gas
                        Gross     Net      Other      Total    ------------     Reserves     Reserves     Present
     Basin              Wells    Wells     Wells(1)   Wells    Number    %       (Bbl)        (Mcf)        Value
------------------      ------   -------   --------   ------   ------   ----    --------    ----------   ----------
II-E Partnership:
      Anadarko             37     2.25         23        60      15     25%       5,810     2,222,572    $2,371,567
      Gulf Coast           46     3.19          6        52      10     19%      74,860       369,287       755,167
      Permian             831     4.54      2,533     3,364       8      -%     116,648     1,598,410     2,413,276
      Southern Okla.
       Folded Belt         10      .50       -           10       1     10%      17,717       823,681     1,057,730

II-F Partnership:
      Anadarko             65     2.39         25        90      17     19%       4,987     1,630,842    $1,841,287
      Permian             824     7.39      2,530     3,354       4      -%     274,943     1,515,389     3,948,477
      Southern Okla.
       Folded Belt         29     2.11       -           29      23     79%      18,528       609,628       695,450

II-G Partnership:
      Anadarko             65     5.08         25        90      17     19%      10,759     3,446,615    $3,893,134
      Permian             824    15.51      2,530     3,354       4      -%     574,459     3,165,274     8,252,982
      Southern Okla.
       Folded Belt         29     4.78       -           29      23     79%      41,979     1,380,923     1,575,495

II-H Partnership:
      Anadarko             65     1.21         20        85      17     20%       2,524       814,347    $  919,184
      Permian             824     3.58      2,530     3,354       4      -%     132,860       733,034     1,911,408
      Southern Okla.
       Folded Belt         29     1.26       -           29      23     79%      11,094       365,066       416,959


----------------------
(1)  Wells in which only a non-working (e.g. royalty) interest is owned.


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


ITEM 3.  LEGAL PROCEEDINGS

      Upon acquiring an interest in certain natural gas producing wells in 1988, the II-A, II-B, II-C, II-D, and II-E Partnerships became plaintiffs (together with certain other owners of interests in the same wells) in a lawsuit seeking damages from Texaco, Inc. ("Texaco") for (i) take-or-pay deficiencies and (ii) gas pricing claims arising out of a gas purchase contract pursuant to which Texaco purchased gas from the Partnerships and the other owners. That lawsuit is styled Wolverine Exploration Company, et al. v. Natural Gas Pipeline Company of America, et al., Case No. CJ-88-5522, District Court of Tulsa County, Oklahoma, filed September 12, 1988. In June 1995, as a result of an order from the Oklahoma Court of Appeals and agreement among the parties, an arbitration was conducted before a three person panel. On September 6, 1995 the panel issued its determination and awarded damages to the plaintiffs in the matter.

      Geodyne filed a petition with the Tulsa County District Court seeking confirmation of the arbitration award. Texaco has contested the confirmation based upon stated legal and factual arguments, all of which Geodyne believes to be without merit. A hearing on the confirmation petition was held on May 1 and 2, 1996. As of the date of this Annual Report, no ruling has been issued in the matter. Texaco has stated that it will contest Geodyne's entitlement to interest on the arbitration award from September 6, 1995 through the date of actual payment. Additionally, Texaco sought to reopen its Chapter 11 bankruptcy proceedings in an effort to avoid enforcement of the arbitration award through the bankruptcy court. Texaco's motion to reopen the bankruptcy proceedings was granted. Geodyne and other parties moved to dismiss the Texaco proceeding. In addition, all parties moved for summary judgment in the bankruptcy proceedings. On January 16, 1998 the bankruptcy court ruled in favor of Geodyne on its motion for summary judgment, rejecting all of Texaco's efforts to void the arbitration award. Texaco, however, has the right to appeal the bankruptcy court's ruling.

     In addition, Geodyne and the other plaintiffs have filed a new district court action in Tulsa County, Oklahoma styled Geodyne Production Co. et al. v. Texaco, Inc. Case No. CJ-96-00955, District Court of Tulsa County, Oklahoma. This lawsuit seeks, reimbursement from Texaco for expenses incurred by Geodyne and the other plaintiffs in connection with Texaco's reopened bankruptcy court action. No further proceedings on this lawsuit have occurred to date.

      Following the ruling of the bankruptcy court, the parties have agreed to meet to discuss settlement of the entire dispute. However, there is no assurance of a settlement.

      The total amounts of (i) the arbitration award and (ii) post-award interest from September 6, 1995 accrued through December 31, 1997, applicable to the Partnerships after deducting applicable taxes and royalties due to other parties is summarized as follows:


                                                   Arbitration Award
                                                    with Post Award
                     Arbitration Award                  Interest
                  -----------------------       ------------------------
   Partnership       Total       Per Unit          Total       Per Unit
   -----------    ----------     --------       ----------     ---------

      II-A        $1,392,000      $ 2.88        $1,703,000      $ 3.52
      II-B         2,274,000        6.29         2,781,000        7.69
      II-C           975,000        6.30         1,192,000        7.71
      II-D         2,470,000        7.84         3,020,000        9.59
      II-E         5,014,000       21.91         6,132,000       26.80


The above estimates may change for a number of reasons, including, but not limited to, an appeal of the award by Texaco, and any final award of expenses and post-award interest.

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

      Plaintiffs' counsel will be responsible for allocating payments from the $125 million Settlement Fund previously funded by PaineWebber among eligible Limited Partners and investors in other unrelated PaineWebber partnerships in accordance with the settlement. The amount and date of any payment will vary depending upon many factors set forth in the Notice. It is currently expected that payments from the Settlement Fund will be made some time in 1998.

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

      On March 20, 1997 the settlement described above was confirmed by the federal district court. Certain limited partners in partnerships that were not sponsored by the General Partner appealed the confirmation; however, all such appeals were denied by the United States Second Circuit Court of Appeals and the settlement order is now final. The parties are currently awaiting a ruling by the federal district judge as to the amount of attorneys' fees to be awarded to the plaintiffs' attorneys from the Settlement Fund. The General Partner expects that the Settlement Fund will be distributed to eligible class members within a few months following the entry of a final order on the attorneys' fees.

      Except as set forth above, to the knowledge of the General Partner, neither the General Partner nor the Partnerships or their properties are subject to any litigation, the results of which would have a material effect on the Partnerships' or the General Partner's financial condition or operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the Limited Partners of any Partnership during 1997.

PART II.

ITEM 5.  MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS

      As of January 31, 1998, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:

                              Number of            Numbers of
            Partnership         Units           Limited Partners
            -----------       ----------        ----------------

               II-A            484,283                4,251
               II-B            361,719                2,708
               II-C            154,621                1,408
               II-D            314,878                2,954
               II-E            228,821                2,245
               II-F            171,400                1,699
               II-G            372,189                2,590
               II-H             91,711                1,235


      Units were initially sold for a price of $100. The Units are not traded on any exchange and there is no public trading market for them. The General Partner is aware of certain transfers of Units between unrelated parties, some of which are facilitated by secondary trading firms and matching services. In addition, as further described below, the General Partner is aware of certain "4.9% tender offers" which have been made for the Units. The General Partner believes that the transfers between unrelated parties have been limited and sporadic in number and volume. Other than trades facilitated by certain secondary trading firms and matching services, no organized trading market for Units exists and none is expected to develop. Due to the nature of these transactions, the General Partner has no verifiable information regarding prices at which Units have been transferred. Further, a transferee may not become a substitute Limited Partner without the consent of the General Partner.

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

                            Repurchase Offer Prices
                            -----------------------

                      1996                          1997                 1998
            ------------------------      ------------------------       ----
            1st    2nd    3rd   4th       1st   2nd    3rd    4th        1st
P/ship      Qtr.   Qtr.   Qtr.  Qtr.      Qtr.  Qtr.   Qtr.   Qtr.       Qtr.
------      ----   ----   ----  ----      ----  ----   ----   ----       ----

 II-A       $12    $11    $15   $13       $12   $16    $14    $13        $12
 II-B        12     12     14    11        10    15     14     12         11
 II-C        16     15     18    16        13    20     18     16         14
 II-D        19     18     23    22        19    22     20     18         15
 II-E        17     15     21    20        18    20     18     16         14
 II-F        19     18     25    22        20    26     22     20         16
 II-G        19     18     24    22        19    26     22     20         16
 II-H        19     17     24    21        19    25     21     19         16


      In addition to this repurchase offer, the Partnerships have been subject to "4.9% tender offers" from several third parties during 1997. The General Partner does not know the terms of these offers or the prices received by the Limited Partners who accepted these offers.


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

     The following is a summary of cash distributions paid to the Limited Partners during 1996 and 1997 and the first quarter of 1998.

                              Cash Distributions
                              ------------------

                                   1996
              --------------------------------------------------
                1st         2nd           3rd          4th
P/ship          Qtr.        Qtr.          Qtr.       Qtr.(1)
------        -------     -------       -------     ----------
 II-A         $ .97        $ .97         $1.27        $2.16
 II-B           .46          .85          1.27         2.21
 II-C           .60         1.40          1.39         2.05
 II-D          1.08         1.15          1.06         1.56
 II-E           .80         1.24          1.02         1.39
 II-F          1.72         1.76          2.33         2.85
 II-G          1.64         1.68          2.20         2.78
 II-H          1.60         1.59          2.07         2.66

                                  1997                                1998
              --------------------------------------------------     -------
                1st          2nd           3rd           4th           1st
P/ship          Qtr.       Qtr.(1)       Qtr.(1)       Qtr.(1)       Qtr.(1)
------        --------    ----------    ----------    ----------     -------

 II-A         $1.58        $2.24         $1.47        $1.25          $1.43
 II-B          1.47         1.96          1.29         1.31           1.71
 II-C          2.38(1)      2.35          2.13         1.57           2.17
 II-D          2.52(1)      2.60          2.34         1.58           3.33
 II-E          1.53(1)      1.93          2.22         1.64           2.21
 II-F          2.39         2.77          3.86         1.90           4.18
 II-G          2.31         2.69          3.96         1.84           4.05
 II-H          2.24         2.58          4.07         1.76           3.83

----------------------
(1) Amount of cash distribution includes proceeds from the sale of certain oil and gas properties.


ITEM 6.  SELECTED FINANCIAL DATA

     The following tables present selected financial data for the Partnerships. This data should be read in conjunction with the financial statements of the Partnerships, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."





                                                Selected Financial Data

                                                    II-A Partnership
                                                    ----------------

                              1997              1996              1995              1994              1993
                          -------------     -------------     -------------     -------------     -------------

Oil and Gas Sales          $5,431,745        $5,832,874        $ 4,671,555       $ 6,371,949       $ 5,445,632
Net Income (Loss):
   Limited Partners         1,577,370         2,043,339       (    715,678)          265,761      (    723,059)
   General Partner            141,030           156,483             81,747           145,993            84,771
   Total                    1,718,400         2,199,822       (    633,931)          411,754      (    638,288)
Limited Partners' Net
   Income (Loss) per
     Unit                        3.26              4.22       (       1.48)              .55      (       1.49)
Limited Partners' Cash
   Distributions per
     Unit                        6.54              5.37               3.83              5.49              5.72
Total Assets                7,495,013         9,068,387          9,833,188        12,673,498        15,773,152
Partners' Capital
   (Deficit):
   Limited Partners         7,350,261         8,937,891          9,494,552        12,065,230        14,459,469
   General Partner        (   387,587)      (   342,481)      (    311,994)     (    297,741)     (    303,734)
Number of Units
   Outstanding                484,283           484,283            484,283           484,283           484,283





                                                Selected Financial Data

                                                    II-B Partnership
                                                    ----------------

                              1997              1996              1995              1994              1993
                          -------------     -------------     -------------     -------------     -------------

Oil and Gas Sales          $3,816,269        $4,179,527        $3,204,794        $4,703,629        $ 4,615,384
Net Income (Loss):
   Limited Partners         1,095,312         1,329,755       (   798,537)      (   574,825)      (    330,130)
   General Partner             99,884           113,834            37,441            87,118             90,840
   Total                    1,195,196         1,443,589       (   761,096)      (   487,707)      (    239,290)
Limited Partners' Net
   Income (Loss) per
     Unit                        3.03              3.68       (      2.21)      (      1.59)      (        .91)
Limited Partners' Cash
   Distributions per
     Unit                        6.03              4.79              3.21              5.98               6.64
Total Assets                4,414,695         5,579,977         6,237,427         8,302,058         11,063,368
Partners' Capital
   (Deficit):
   Limited Partners         4,464,974         5,552,662         5,955,907         7,914,444         10,654,269
   General Partner        (   305,223)      (   265,183)      (   246,438)      (   222,879)      (    196,997)
Number of Units
   Outstanding                361,719           361,719           361,719           361,719            361,719





                                                Selected Financial Data

                                                    II-C Partnership
                                                    ----------------

                              1997              1996             1995               1994              1993
                          -------------     -------------    -------------      -------------     -------------

Oil and Gas Sales          $1,796,657        $1,925,940       $1,519,937         $2,289,166        $1,896,565
Net Income (Loss):
   Limited Partners           853,383           707,991      (   337,547)       (    37,871)      (    36,537)
   General Partner             57,028            53,569           20,538             52,546            39,050
   Total                      910,411           761,560      (   317,009)            14,675             2,513
Limited Partners' Net
   Income (Loss) per
     Unit                        5.52              4.58      (      2.18)       (       .24)      (       .24)
Limited Partners' Cash
   Distributions per
     Unit                        8.43              5.43             4.63               7.06              7.44
Total Assets                2,440,315         2,941,348        3,205,943          4,291,920         5,486,394
Partners' Capital
   (Deficit):
   Limited Partners         2,458,089         2,907,706        3,039,715          4,092,262         5,220,133
   General Partner        (   123,277)      (   115,619)     (    99,615)       (    84,153)      (    80,199)
Number of Units
   Outstanding                154,621           154,621          154,621            154,621           154,621






                                                Selected Financial Data

                                                    II-D Partnership
                                                    ----------------

                              1997              1996              1995              1994              1993
                          -------------     -------------     -------------     -------------     -------------

Oil and Gas Sales          $4,314,154        $4,329,102        $3,901,516        $4,849,160        $ 4,353,624
Net Income (Loss):
   Limited Partners         1,796,378         1,270,858       (   697,631)      (   193,308)      (    138,556)
   General Partner            127,204            99,743            44,055           108,234             85,418
   Total                    1,923,582         1,370,601       (   653,576)      (    85,074)      (     53,138)
Limited Partners' Net
   Income (Loss) per
     Unit                        5.70              4.04       (      2.22)      (       .61)      (        .44)
Limited Partners' Cash
   Distributions per
     Unit                        9.04              4.85              4.69              6.25               9.29
Total Assets                5,780,264         6,953,850         7,291,164         9,571,883         11,687,932
Partners' Capital
   (Deficit):
   Limited Partners         5,572,122         6,627,744         6,884,886         9,057,517         11,215,825
   General Partner        (   224,003)      (   218,956)      (   143,473)      (   111,528)      (    135,262)
Number of Units
   Outstanding                314,878           314,878           314,878           314,878            314,878





                                                Selected Financial Data

                                                    II-E Partnership
                                                    ----------------

                              1997              1996              1995              1994              1993
                          -------------     -------------     -------------     -------------     -------------

Oil and Gas Sales          $2,616,003        $2,693,317        $2,297,409        $2,480,706        $ 2,572,564
Net Income (Loss):
   Limited Partners       (       569)          695,738       ( 1,279,244)      (   842,191)      (    523,678)
   General Partner             66,976            66,720             9,448            43,060             49,510
   Total                       66,407           762,458       ( 1,269,796)      (   799,131)      (    474,168)
Limited Partners' Net
   Income (Loss) per
     Unit                         .00              3.04       (      5.59)      (      3.68)      (       2.29)
Limited Partners' Cash
   Distributions per
     Unit                        7.32              4.45              2.32              4.78               7.81
Total Assets                4,257,875         5,976,145         6,279,396         8,117,206         10,020,423
Partners' Capital
   (Deficit):
   Limited Partners         4,094,575         5,770,144         6,093,406         7,902,650          9,839,841
   General Partner        (   172,017)      (   147,595)      (   122,950)      (   104,398)      (     94,958)
Number of Units
   Outstanding                228,821           228,821           228,821           228,821            228,821






                                                Selected Financial Data

                                                    II-F Partnership
                                                    ----------------

                              1997              1996              1995              1994              1993
                          -------------     -------------     -------------     -------------     -------------

Oil and Gas Sales          $2,191,389        $2,433,313        $2,028,592        $2,316,564         $2,636,304
Net Income (Loss):
   Limited Partners           147,631         1,108,389       (   191,631)           19,524            122,048
   General Partner             81,927            79,948            46,686            54,498             73,431
   Total                      229,558         1,188,337       (   144,945)           74,022            195,479
Limited Partners' Net
   Income (Loss) per
     Unit                         .86              6.47       (      1.12)              .11                .71
Limited Partners'
   Cash Distributions
     Per Unit                   10.92              8.66              5.93              9.21               8.87
Total Assets                3,564,889         5,312,077         5,733,459         6,967,432          8,544,148
Partners' Capital
   (Deficit):
   Limited Partners         3,590,805         5,315,174         5,691,785         6,898,416          8,458,892
   General Partner        (   143,355)      (   105,914)      (    84,377)      (    80,063)       (    52,561)
Number of Units
   Outstanding                171,400           171,400           171,400           171,400            171,400






                                                Selected Financial Data

                                                    II-G Partnership
                                                    ----------------

                              1997              1996              1995              1994              1993
                          -------------     -------------     -------------     -------------     -------------

Oil and Gas Sales          $4,670,245        $ 5,158,799       $ 4,348,087       $ 5,116,776       $ 5,581,221
Net Income (Loss):
   Limited Partners           114,502          2,250,119      (    714,189)     (     87,682)          130,828
   General Partner            172,947            165,845            94,880           113,680           153,901
   Total                      287,449          2,415,964      (    619,309)           25,998           284,729
Limited Partners' Net
   Income (Loss)
     per Unit                     .31               6.05      (       1.92)     (        .24)              .35
Limit Partners' Cash
   Distributions per
     Unit                       10.80               8.30              5.80              8.72              8.74
Total Assets                7,635,720         11,576,732        12,519,149        15,456,785        18,825,582
Partners' Capital
   (Deficit):
   Limited Partners         7,690,992         11,598,490        12,439,371        15,313,560        18,646,242
   General Partner        (   312,392)      (    244,312)     (    197,620)     (    181,500)     (    122,180)
Number of Units
   Outstanding                372,189            372,189           372,189           372,189           372,189






                                               Selected Financial Data

                                                    II-H Partnership
                                                    ----------------

                              1997              1996              1995              1994              1993
                          -------------     -------------     -------------     -------------     -------------

Oil and Gas Sales          $1,119,734        $1,230,222         $1,042,735        $1,208,886        $1,367,514
Net Income (Loss):
   Limited Partners       (    11,817)          519,143        (   239,052)      (    47,630)           20,790
   General Partner             40,425            38,792             21,532            26,955            36,610
   Total                       28,608           557,935        (   217,520)      (    20,675)           57,400
Limited Partners' Net
   Income (Loss)
     per Unit             (       .13)             5.66        (      2.61)      (       .52)              .23
Limited Partners' Cash
   Distributions per
     Unit                       10.65              7.93               5.61              8.39              8.67
Total Assets                1,788,149         2,790,245          3,024,656         3,790,149         4,618,128
Partners' Capital
   (Deficit):
   Limited Partners         1,807,223         2,795,040          3,002,897         3,756,949         4,574,579
   General Partner        (    78,796)      (    58,835)       (    47,635)      (    42,167)      (    29,122)
Number of Units
   Outstanding                 91,711            91,711             91,711            91,711            91,711


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


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for a number of years. For the past ten years, such average prices have generally been in the $1.40 to $2.40 per Mcf range, significantly below prices received in the early 1980s. Average gas prices in the latter part of 1996 and parts of 1997, however, were somewhat higher than those yearly averages. Gas prices are currently in the higher end of the 10-year average price range described above.

      Substantially all of the Partnerships' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas decreased from approximately $3.57 per Mcf at December 31, 1996 to approximately $2.32 per Mcf at December 31, 1997. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range. Due to global consumption and supply trends over the last several months as well as expectations of at least a short-term slowdown in Asian energy demand, oil prices have recently been in the mid to lower portions of this pricing range and in early 1998 dropped to as low as approximately $13.75 per barrel. It is not known whether this trend will continue. Prices for the Partnerships' oil decreased from approximately $23.75 per barrel at December 31, 1996 to approximately $16.25 per barrel at December 31, 1997.

      Future prices for both oil and gas will likely be different from (and may be lower than) the prices in effect on December 31, 1997. Primarily due to heating season demand, year-end prices in many past years have tended to be higher, and in some cases significantly higher, than the yearly average price actually received by the Partnerships for at least the following year.
Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

      As discussed in the "Results of Operations" section below, volumes of oil and gas sold also significantly affect the Partnerships' revenues. Oil and gas wells generally produce the most oil or gas in the earlier years of their lives and, as production continues, the rate of production naturally declines. At some point, production physically ceases or becomes no longer economic. The Partnerships are not acquiring additional oil and gas properties, and the existing properties are not experiencing significant additional production through drilling or other capital projects. Therefore, volumes of oil and gas produced naturally decline from year to year. While it is difficult for management to predict future production from these properties, it is likely that this general trend of declining production will continue.

      Despite this general trend of declining production, several factors can cause the volumes of oil and gas sold to increase or decrease at an even greater rate over a given period. These factors include, but are not limited to, (i) geophysical conditions which cause an acceleration of the decline in production,
(ii) the shutting in of wells (or the opening of previously shut-in wells) due to low oil and gas prices, mechanical difficulties, loss of a market or transportation, or performance of workovers, recompletions, or other operations in the well, (iii) prior period volume adjustments (either positive or negative) made by purchasers of the production, (iv) ownership adjustments in accordance with agreements governing the operation or ownership of the well (such as adjustments that occur at payout), and (v) completion of enhanced recovery projects which increase production for the well. Many of these factors are very significant as related to a single well or as related to many wells over a short period of time. However, due to the large number of wells owned by the Partnerships, these factors are generally not material as compared to the normal decline in production experienced on all remaining wells.


      Results of Operations

      An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables following "Results of Operations" under the heading "Average Sales Prices, Production Volumes, and Average Production Costs." Following is a discussion of each Partnership's results of operations for the year ended December 31, 1997 as compared to the year ended December 31, 1996 and for the year ended December 31, 1996 as compared to the year ended December 31, 1995.


                               II-A Partnership
                               ----------------

                     Year Ended December 31, 1997 Compared
                        to Year Ended December 31, 1996
                    --------------------------------------

      Total oil and gas sales decreased $401,129 (6.9%) in 1997 as compared to 1996. Of this decrease, approximately $497,000 was related to a decrease in volumes of gas sold and approximately $164,000 was related to a decrease in the average price of oil sold, which decreases were partially offset by increases of approximately $196,000 related to an increase in the average price of gas sold and approximately $54,000 related to an increase in volumes of oil sold. Volumes of oil sold increased 2,636 barrels, while volumes of gas sold decreased 231,272 Mcf in 1997 as compared to 1996. The decrease in volumes of gas sold resulted primarily from (i) positive prior period volume adjustments made by purchasers on several wells in 1996, (ii) negative prior volume adjustments made by a purchaser on one significant well in 1997, and (iii) normal declines in production. Average oil prices decreased to $18.85 per barrel in 1997 from $20.40 per barrel in 1996. Average gas prices increased to $2.28 per Mcf in 1997 from $2.15 per Mcf in 1996.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $52,619 (2.7%) in 1997 as compared to 1996. This decrease resulted primarily from the decrease in volumes of gas sold in 1997, which decrease was partially offset by an increase in workover expenses incurred on several wells in 1997. As a percentage of oil and gas sales, these expenses remained relatively constant at 34.8% in 1997 and 33.3% in 1996.

      Depreciation, depletion, and amortization of oil and gas properties decreased $416,359 (34.8%) in 1997 as compared to 1996. This decrease resulted primarily from (i) an upward revision in the estimate of remaining gas reserves at December 31, 1997, (ii) the decrease in volumes of gas sold in 1997, and
(iii) a reduction in the depletable base of oil and gas properties due to the impairment provision recorded against proved oil and gas properties in the first quarter of 1997 as discussed below. As a percentage of oil and gas sales, this expense decreased to 14.4% in 1997 from 20.5% in 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization and the increase in the average price of gas sold in 1997.

      The II-A Partnership recognized a non-cash charge against earnings of $684,276 in the first quarter of 1997. Of this amount, $223,943 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $460,333 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it is unlikely that such properties would be developed due to the low oil and gas prices received over the last several years and provisions in the II-A Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charges were necessary in 1996.

      General and administrative expenses decreased $29,306 (4.7%) in 1997 as compared to 1996. This decrease resulted primarily from a decrease in professional fees in 1997 as compared to 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 10.9% in 1997 and 10.6% in 1996.

     The Limited Partners have received cash distributions  through December 31,
1997  totaling   $41,991,357  or  86.71%  of  the  Limited   Partners'   capital
contributions.

                     Year Ended December 31, 1996 Compared
                        to Year Ended December 31, 1995
                     -------------------------------------

      Total oil and gas sales increased $1,161,319 (24.9%) in 1996 as compared to 1995. Of this increase, approximately $365,000 and $1,146,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by a decrease of approximately $290,000 related to a decrease in volumes of oil sold. Volumes of oil and gas sold decreased 17,190 barrels and 31,226
Mcf, respectively, in 1996 as compared to 1995. Average oil and gas prices increased to $20.40 per barrel and $2.15 per Mcf, respectively, in 1996 from $16.86 per barrel and $1.49 per Mcf, respectively, in 1995.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $94,776 (5.1%) in 1996 as compared to 1995. This increase resulted primarily from an increase in production taxes associated with the increase in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses decreased to 33.3% in 1996 from 39.5% in 1995. This percentage decrease was primarily due to the increase in the average prices of oil and gas sold, partially offset by the dollar increase in production expenses in 1996.

      Depreciation, depletion, and amortization of oil and gas properties decreased $644,559 (35.0%) in 1996 as compared to 1995. This decrease resulted primarily from (i) an upward revision in the estimate of remaining gas reserves at December 31, 1996, (ii) the decrease in volumes of oil and gas sold in 1996, and (iii) a reduction in the depletable base of oil and gas properties due to the impairment provision recorded in 1995 as discussed below. As a percentage of oil and gas sales, this expense decreased to 20.5% in 1996 from 39.4% in 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization and the increases in the average prices of oil and gas sold in 1996.

      The II-A Partnership recognized a non-cash charge against earnings of $994,919 in 1995. This impairment provision was necessary due to the unamortized costs of proved oil and gas properties exceeding the undiscounted future net revenues from such oil and gas properties. No similar charge was necessary in 1996.

      General and administrative expenses decreased $34,887 (5.3%) in 1996 as compared to 1995. This decrease resulted primarily from a decrease in professional fees in 1996 as compared to 1995. As a percentage of oil and gas sales, these expenses decreased to 10.6% in 1996 from 14.0% in 1995. This percentage decrease was primarily due to the increase in oil and gas sales in 1996.

                               II-B Partnership
                               ----------------

                   Year Ended December 31, 1997 as Compared
                        to Year Ended December 31, 1996
                   ----------------------------------------

      Total oil and gas sales decreased $363,258 (8.7%) in 1997 as compared to 1996. Of this decrease, approximately $143,000 and $370,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $121,000 was related to a decrease in the average price of oil sold, which decreases were partially offset by an increase of approximately $272,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 6,843 barrels and 172,317 Mcf, respectively, in 1997 as compared to 1996. The decrease in volumes of gas sold resulted primarily from (i) positive prior period volume adjustments made by purchasers on several wells in 1996, (ii) normal declines in production, (iii) negative prior period volume adjustments made by a purchaser on one significant well in 1997, and (iv) the sale of one significant gas producing well in 1997. Average oil prices decreased to $19.13 per barrel in 1997 from $20.92 per barrel in 1996. Average gas prices increased to $2.41 per Mcf in 1997 from $2.15 per Mcf in 1996.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $149,737 (12.9%) in 1997 as compared to 1996. This increase resulted primarily from workover expenses incurred on several wells in 1997, which increase was partially offset by decreases in volumes of oil and gas sold in 1997. As a percentage of oil and gas sales, these expenses increased to 34.4% in 1997 from 27.9% in 1996. This percentage increase was primarily due to the dollar increase in oil and gas production expenses and the decrease in the average price of oil sold in 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $515,276 (48.5%) in 1997 as compared to 1996. This decrease resulted primarily from (i) an upward revision in the estimate of remaining gas reserves at December 31, 1997, (ii) decreases in volumes of oil and gas sold in 1997 and
(iii) a reduction in the depletable base of oil and gas properties due to the impairment provision recorded against proved oil and gas properties in the first quarter of 1997 as discussed below. As a percentage of oil and gas sales, this expense decreased to 14.3% in 1997 from 25.4% in 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization and the increase in the average price of gas sold in 1997.

      The II-B Partnership recognized a non-cash charge against earnings of $530,988 in the first quarter of 1997. Of this amount, $134,003 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $396,985 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it is unlikely that such properties would be developed due to the low oil and gas prices received over the last several years and provisions in the II-B Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charges were necessary in 1996.

      General and administrative expenses decreased $45,222 (9.1%) in 1997 as compared to 1996. This decrease resulted primarily from a decrease in professional fees in 1997 as compared to 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 11.8% in 1997 and 11.9% in 1996.

     The Limited Partners have received cash distributions  through December 31,
1997  totaling   $29,816,916  or  82.43%  of  the  Limited   Partners'   capital
contributions.


                     Year Ended December 31, 1996 Compared
                        to Year Ended December 31, 1995
                     -------------------------------------

      Total oil and gas sales increased $974,733 (30.4%) in 1996 as compared to 1995. Of this increase, approximately $320,000 and $744,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by a decrease of approximately $114,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 6,870 barrels, while volumes of gas sold increased 14,479 Mcf in 1996 as compared to 1995. Average oil and gas prices increased to $20.92 per barrel and $2.15 per Mcf, respectively, in 1996 from $16.62 per barrel and $1.54 per Mcf, respectively, in 1995.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $360,065 (23.6%) in 1996 as compared to 1995. This decrease resulted primarily from (i) workover expenses incurred on two wells during 1995 in order to improve the recovery of reserves, (ii) the sale of one well during 1995, and (iii) a decrease in general repair and maintenance expenses incurred on several wells in 1996 as compared to 1995, partially offset by an increase in production taxes due to higher oil and gas sales in 1996. As a percentage of oil and gas sales, these expenses decreased to 27.9% in 1996 from 47.6% in 1995. This percentage decrease was primarily due to the dollar decrease in production expenses and the increases in the average prices of oil and gas sold in 1996.

      Depreciation, depletion, and amortization of oil and gas properties decreased $374,555 (26.1%) in 1996 as compared to 1995. This decrease resulted primarily from (i) an upward revision in the estimate of remaining gas reserves at December 31, 1996 and (ii) a reduction in the depletable base of oil and gas properties due to the impairment provision recorded in 1995 as discussed below. As a percentage of oil and gas sales, this expense decreased to 25.4% in 1996 from 44.8% in 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization and the increases in the average prices of oil and gas sold in 1996.

      The II-B Partnership recognized a non-cash charge against earnings of $450,601 in 1995. This impairment provision was necessary due to unamortized costs of proved oil and gas properties exceeding the undiscounted future net revenues from such oil and gas properties. No similar charge was necessary in 1996.

      General and administrative expenses decreased $77,761 (13.5%) in 1996 as compared to 1995. This decrease resulted primarily from a decrease in professional fees in 1996 as compared to 1995. As a percentage of oil and gas sales, these expenses decreased to 11.9% in 1996 from 17.9% in 1995. This percentage decrease was primarily due to the increase in oil and gas sales in 1996.


                               II-C Partnership
                               ----------------

                   Year Ended December 31, 1997 as Compared
                        to Year Ended December 31, 1996
                   ----------------------------------------

      Total oil and gas sales decreased $129,283 (6.7%) in 1997 as compared to 1996. Of this decrease, approximately $49,000 and $209,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $48,000 was related to a decrease in the average price of oil sold, which decreases were partially offset by an increase of approximately $175,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 2,340 barrels and 102,596 Mcf, respectively, in 1997 as compared to 1996. The decrease in volumes of gas sold resulted primarily from (i) the sale of several gas producing wells during 1996, (ii) positive prior period volume adjustments made by purchasers on several wells during 1996, and (iii) normal declines in production. Average oil prices decreased to $19.04 per barrel in 1997 from $21.14 per barrel in 1996. Average gas prices increased to $2.34 per Mcf in 1997 from $2.04 per Mcf in 1996.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $75,103 (12.5%) in 1997 as compared to 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold in 1997 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales in 1997. As a percentage of oil and gas sales, these expenses decreased to 29.4% in 1997 from 31.3% in 1996. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses and the increase in the average price of gas sold in 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $129,630 (32.6%) in 1997 as compared to 1996. This decrease resulted primarily from (i) an upward revision in the estimate of remaining gas reserves at December 31, 1997, (ii) the decreases in volumes of oil and gas sold in 1997, and (iii) a reduction in the depletable base of oil and gas properties due to the impairment provision recorded against proved oil and gas properties in the first quarter of 1997 as discussed below. As a percentage of oil and gas sales, this expense decreased to 14.9% in 1997 from 20.7% in 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization and the increase in the average price of gas sold in 1997.

      The II-C Partnership recognized a non-cash charge against earnings of $66,617 in the first quarter of 1997. Of this amount, $36,163 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $30,454 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it is unlikely that such properties would be developed due to the low oil and gas prices received over the last several years and provisions in the II-C Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charges were necessary in 1996.

      General and administrative expenses decreased $20,622 (9.6%) in 1997 as compared to 1996. This decrease resulted primarily from a decrease in professional fees in 1997 as compared to 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 10.8% in 1997 and 11.1% in 1996.

     The Limited Partners have received cash distributions  through December 31,
1997  totaling   $13,225,686  or  85.54%  of  the  Limited   Partners'   capital
contributions.

                   Year Ended December 31, 1996 as Compared
                        to Year Ended December 31, 1995
                   ----------------------------------------

      Total oil and gas sales increased $406,003 (26.7%) in 1996 as compared to 1995. Of this increase, approximately $106,000 and $398,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by a decrease of approximately $76,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 1,290 barrels and 51,933 Mcf, respectively, in 1996 as compared to 1995. Average oil and gas prices increased to $21.14 per barrel and $2.04 per Mcf, respectively, in 1996 from $16.92 per barrel and $1.46 per Mcf, respectively, in 1995.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $95,721 (13.7%) in 1996 as compared to 1995. This decrease resulted primarily from (i) workover expenses incurred on two wells during 1995 in order to improve the recovery of reserves and (ii) a decrease in general repair and maintenance expenses incurred on several wells in 1996 as compared to 1995, partially offset by an increase in production taxes associated with higher oil and gas sales in 1996. As a percentage of oil and gas sales, these expenses decreased to 31.3% in 1996 from 46.0% in 1995. This percentage decrease was primarily due to the dollar decrease in production expenses and the increases in the average prices of oil and gas sold in 1996.

      Depreciation, depletion, and amortization of oil and gas properties decreased $266,527 (40.1%) in 1996 as compared to 1995. This decrease resulted primarily from (i) an upward revision in the estimate of remaining gas reserves at December 31, 1996, (ii) the decrease in volumes of oil and gas sold in 1996, and (iii) a reduction in the depletable base of oil and gas properties due to the impairment provision recorded in 1995 as discussed below. As a percentage of oil and gas sales, this expense decreased to 20.7% in 1996 from 43.7% in 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization and the increases in the average prices of oil and gas sold in 1996.

      The II-C Partnership recognized a non-cash charge against earnings of $245,324 in 1995. This impairment provision was necessary due to the unamortized costs of proved oil and gas properties exceeding the undiscounted future net revenues from such oil and gas properties. No similar charge was necessary in 1996.

      General and administrative expenses decreased $34,462 (13.8%) in 1996 as compared to 1995. This decrease resulted primarily from a decrease in professional fees in 1996 as compared to 1995. As a percentage of oil and gas sales, these expenses decreased to 11.1% in 1996 from 16.4% in 1995. This percentage decrease was primarily due to the increase in oil and gas sales in 1996.

                               II-D Partnership
                               ----------------

                   Year Ended December 31, 1997 as Compared
                        to Year Ended December 31, 1996
                   ----------------------------------------

      Total oil and gas sales remained relatively constant in 1997 as compared to 1996. Any decrease in oil and gas sales caused by decreases of approximately $323,000 and $248,000, respectively, relating to decreases in volumes of oil and gas sold and a decrease of approximately $68,000 related to a decrease in the average price of oil sold was substantially offset by an increase of approximately $631,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 16,104 barrels and 135,734 Mcf, respectively, in 1997 as compared to 1996. The decrease in volumes of oil sold resulted primarily from (i) the sale of one well in late 1996 and (ii) a negative prior period volume adjustment made the by purchaser on one well in 1997. Average oil prices decreased to $18.68 per barrel in 1997 from $20.03 per barrel in 1996. Average gas prices increased to $2.25 per Mcf in 1997 from $1.83 per Mcf in 1996.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $143,812 (8.0%) in 1997 as compared to 1996. This decrease resulted primarily from decreases in volumes of oil and gas sold in 1997. As a percentage of oil and gas sales, these expenses decreased to 38.4% in 1997 from 41.6% in 1996. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses and the increase in the average price of gas sold in 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $111,321 (13.9%) in 1997 as compared to 1996. This decrease resulted primarily from the decreases in volumes of oil and gas sold in 1997 and a reduction in the depletable base of oil and gas properties due to the impairment provision recorded against proved oil and gas properties in the first quarter of 1997 as discussed below. As a percentage of oil and gas sales, this expense decreased to 16.0% in 1997 from 18.5% in 1996. This percentage decrease was primarily due to the increase in the average price of gas sold in 1997.

      The II-D Partnership recognized a non-cash charge against earnings of $143,957 in the first quarter of 1997. This impairment provision was necessary due to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997. No similar charge was necessary in 1996.

      General and administrative expenses decreased $56,299 (12.4%) in 1997 as compared to 1996. This decrease resulted primarily from a decrease in professional fees in 1997 as compared to 1996. As a percentage of oil and gas sales, these expenses decreased to 9.2% in 1997 from 10.5% in 1996. This percentage decrease was primarily due to the dollar decrease in general and administrative expenses discussed above.

     The Limited Partners have received cash distributions  through December 31,
1997  totaling   $25,589,903  or  81.27%  of  the  Limited   Partners'   capital
contributions.


                   Year Ended December 31, 1996 as Compared
                        to Year Ended December 31, 1995
                   ----------------------------------------

      Total oil and gas sales increased $427,586 (11.0%) in 1996 as compared to 1995. Of this increase, approximately $242,000 and $901,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by decreases of approximately $367,000 and $344,000, respectively, related to decreases in volumes of oil and gas sold and a $35,000 adjustment due to a net profits interest settlement. Volumes of oil and gas sold decreased 22,396 barrels and 268,658 Mcf, respectively, in 1996 as compared to 1995. The decrease in volumes of oil sold resulted primarily from (i) the sale of four significant oil producing wells during 1996, (ii) the shutting-in of one well during 1996 in order to perform a workover to improve the recovery of reserves, and (iii) normal declines in production due to diminished oil reserves on two wells in 1996 as compared to 1995. Average oil and gas prices increased to $20.03 per barrel and $1.83 per Mcf, respectively, in 1996 from $16.39 per barrel and $1.28 per Mcf, respectively, in 1995.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $335,345 (15.7%) in 1996 as compared to 1995. This decrease resulted primarily from the decreases in volumes of oil and gas sold in 1996. As a percentage of oil and gas sales, these expenses decreased to 41.6% in 1996 from 54.8% in 1995. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold in 1996.

      Depreciation, depletion, and amortization of oil and gas properties decreased $747,734 (48.3%) in 1996 as compared to 1995. This decrease resulted primarily from (i) an upward revision in the estimate of remaining gas reserves at December 31, 1996, (ii) the decrease in volumes of oil and gas sold in 1996, and (iii) a reduction in the depletable base of oil and gas properties due to the impairment provision recorded in 1995 as discussed below. As a percentage of oil and gas sales, this expense decreased to 18.5% in 1996 from 39.7% in 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization and the increases in the average prices of oil and gas sold in 1996.

      The II-D Partnership recognized a non-cash charge against earnings of $370,172 in 1995. This impairment provision was necessary due to the unamortized costs of proved oil and gas properties exceeding the undiscounted future net revenues from such oil and gas properties. No similar charge was necessary in 1996.

      General and administrative expenses decreased $89,014 (16.4%) in 1996 as compared to 1995. This decrease resulted primarily from a decrease in professional fees in 1996 as compared to 1995. As a percentage of oil and gas sales, these expenses decreased to 10.5% in 1996 from 13.9% in 1995. This percentage decrease was primarily due to the increase in oil and gas sales in 1996.


                               II-E Partnership
                               ----------------

                   Year Ended December 31, 1997 as Compared
                        to Year Ended December 31, 1996
                   ----------------------------------------

      Total oil and gas sales decreased $77,314 (2.9%) in 1997 as compared to 1996. Of this decrease, approximately $227,000 and $144,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $54,000 was related to a decrease in the average price of oil sold, which decreases were partially offset by an increase of approximately $353,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 11,136 barrels and 78,085 Mcf, respectively, in 1997 as compared to 1996. The decrease in volumes of oil sold resulted primarily from the sale of one well in late 1996 and a normal decline in production. Average oil prices decreased to $19.10 per barrel in 1997 from $20.37 per barrel in 1996. Average gas prices increased to $2.30 per Mcf in 1997 from $1.85 per Mcf in 1996.

      Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant in 1997 as compared to 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 34.8% in 1997 and 33.9% in 1996.

      Depreciation, depletion, and amortization of oil and gas properties decreased $101,553 (13.9%) in 1997 as compared to 1996. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold in 1997, (ii) a reduction in the depletable base of oil and gas properties due to the impairment provision recorded against proved oil and gas properties in the first quarter of 1997 as discussed below, and (iii) an upward revision in the estimate of remaining gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 24.0% in 1997 from 27.0% in 1996. This percentage decrease was primarily due to the increase in the average price of gas sold in 1997.

      The II-E Partnership recognized a non-cash charge against earnings of $992,851 in the first quarter of 1997. Of this amount, $317,979 was related to the decline in oil and as prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $674,872 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it is unlikely that such properties would be developed due to the low oil and gas prices received over the last several years and provisions in the II-E Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charges were necessary in 1996.

      General and administrative expenses decreased $102,370 (24.5%) in 1997 as compared to 1996. This decrease resulted primarily from a decrease in professional fees in 1997 as compared to 1996. As a percentage of oil and gas sales, these expenses decreased to 12.0% in 1997 from 15.5% in 1996. This percentage decrease was primarily due to the dollar decrease in general and administrative expenses.

     The Limited Partners have received cash distributions  through December 31,
1997  totaling   $15,100,574  or  65.99%  of  the  Limited   Partners'   capital
contributions.

                   Year Ended December 31, 1996 as Compared
                        to Year Ended December 31, 1995
                   ----------------------------------------

      Total oil and gas sales increased $395,908 (17.2%) in 1996 as compared to 1995. Of this increase, approximately $192,000 and $465,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by decreases of approximately $166,000 and $100,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 9,876 barrels and 76,005 Mcf, respectively, in 1996 as compared to 1995. The decrease in volumes of oil sold resulted primarily from (i) the sale of one significant oil producing well in 1996 and (ii) normal declines in production due to diminished oil reserves on several wells in 1996 as compared to 1995. Average oil and gas prices increased to $20.37 per barrel and $1.85 per Mcf, respectively, in 1996 from $16.81 per barrel and $1.31 per Mcf, respectively, in 1995.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $235,430 (20.5%) in 1996 as compared to 1995. This decrease resulted primarily from (i) a decrease in production expenses due to the sale of one well in 1996, (ii) abandonment expenses incurred on another well during 1995, (iii) workover expenses incurred on two wells during 1995 in order to improve the recovery of reserves, and (iv) a decrease in general repair and maintenance expenses incurred on several wells in 1996 as compared to 1995. As a percentage of oil and gas sales, these expenses decreased to 33.9% in 1996 from 50.0% in 1995. This percentage decrease was primarily due to the dollar decrease in production expenses and the increases in the average prices of oil and gas sold in 1996.

      Depreciation, depletion, and amortization of oil and gas properties decreased $629,892 (46.4%) in 1996 as compared to 1995. This decrease resulted primarily from (i) an upward revision in the estimate of remaining gas reserves at December 31, 1996, (ii) the decrease in volumes of oil and gas sold in 1996, and (iii) a reduction in the depletable base of oil and gas properties due to the impairment provision recorded in 1995 as discussed below. As a percentage of oil and gas sales, this expense decreased to 29.3% in 1996 from 59.1% in 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization and the increases in the average prices of oil and gas sold in 1996.

      The II-E Partnership recognized a non-cash charge against earnings of $465,045 in 1995. This impairment provision was necessary due to the unamortized costs of proved oil and gas properties exceeding the undiscounted future net revenues from such oil and gas properties. No similar charge was necessary in 1996.

      General and administrative expenses decreased $199,100 (32.3%) in 1996 as compared to 1995. This decrease resulted primarily from a decrease in professional fees in 1996 as compared to 1995. As a percentage of oil and gas sales, these expenses decreased to 15.5% in 1996 from 26.8% in 1995. This percentage decrease was primarily due to the dollar decrease in general and administrative expenses and the increase in oil and gas sales in 1996 as compared to 1995.

                               II-F Partnership
                               ----------------

                   Year Ended December 31, 1997 as Compared
                        to Year Ended December 31, 1996
                   ----------------------------------------

      Total oil and gas sales decreased $241,924 (9.9%) in 1997 as compared to 1996. Of this decrease, approximately $47,000 and $344,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $53,000 was related to a decrease in the average price of oil sold, which decreases were partially offset by an increase of approximately $199,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 2,381 barrels and 175,258 Mcf, respectively, in 1997 as compared to 1996. The decrease in volumes of gas sold resulted primarily from (i) negative prior period volume adjustments made by the purchasers on three wells in 1997, (ii) positive prior period volume adjustments made by the purchasers on several wells in 1996, (iii) normal declines in production, and (iv) the sale of one well in early 1997. Average oil prices decreased to $18.66 per barrel in 1997 from $19.83 per barrel in 1996. Average gas prices increased to $2.30 per Mcf in 1997 from $1.96 per Mcf in 1996.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $97,519 (15.1%) in 1997 as compared to 1996. This decrease resulted primarily from decreases in volumes of oil and gas sold in 1997 and a decrease in production taxes associated with the decrease in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses decreased to 24.9% in 1997 from 26.5% in 1996. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses discussed above and the increase in the average price of gas sold in 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $122,039 (23.0%) in 1997 as compared to 1996. This decrease resulted primarily from decreases in volumes of oil and gas sold in 1997 and a reduction in the depletable base of oil and gas properties due to the impairment provision recorded against proved oil and gas properties in the first quarter of 1997 as discussed below. As a percentage of oil and gas sales, this expense decreased to

18.7% in 1997 from 21.8% in 1996. This percentage decrease was primarily due to the increase in the average price of gas sold in 1997.

      The II-F Partnership recognized a non-cash charge against earnings of $1,377,160 in the first quarter of 1997. Of this amount, $208,255 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $1,168,905 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it is unlikely that such properties would be developed due to the low oil and gas prices received over the last several years and provisions in the II-F Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charges were necessary in 1996.

      General and administrative expenses decreased $2,351 (1.1%) in 1997 as compared to 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 9.3% in 1997 and 8.5% in 1996.

     The Limited Partners have received cash distributions  through December 31,
1997  totaling   $14,914,051  or  87.01%  of  the  Limited   Partners'   capital
contributions.


                   Year Ended December 31, 1996 as Compared
                        to Year Ended December 31, 1995
                   ----------------------------------------

      Total oil and gas sales increased $404,721 (20.0%) in 1996 as compared to 1995. Of this increase, approximately $177,000 and $457,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by decreases of approximately $119,000 and $114,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 7,378 barrels and 84,102 Mcf, respectively, in 1996 as compared to 1995. Average oil and gas prices increased to $19.83 per barrel and $1.96 per Mcf, respectively, in 1996 from $16.10 per barrel and $1.36 per Mcf, respectively, in 1995.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $17,675 (2.7%) in 1996 as compared to 1995. This decrease resulted primarily from the decreases in volumes of oil and gas sold in 1996, partially offset by an increase in production taxes associated with the increase in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses decreased to 26.5% in 1996 from 32.6% in 1995. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold in 1996.

      Depreciation, depletion, and amortization of oil and gas properties decreased $505,018 (48.7%) in 1996 as compared to 1995. This decrease resulted primarily from (i) an upward revision in the estimate of remaining gas reserves at December 31, 1996, (ii) the decrease in volumes of oil and gas sold in 1996, and (iii) a reduction in the depletable base of oil and gas properties due to the impairment provision recorded in 1995 as discussed below. As a percentage of oil and gas sales, this expense decreased to 21.8% in 1996 from 51.1% in 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization and the increases in the average prices of oil and gas sold in 1996.

      The II-F Partnership recognized a non-cash charge against earnings of $312,270 in 1995. This impairment provision was necessary due to the unamortized costs of proved oil and gas properties exceeding the undiscounted future net revenues from such oil and gas properties. No similar charge was necessary in 1996.

      General and administrative expenses remained relatively constant during 1995 and 1996. As a percentage of oil and gas sales, these expenses decreased to 8.5% in 1996 from 9.9% in 1995. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold in 1996.


                               II-G Partnership
                               ----------------

                   Year Ended December 31, 1997 as Compared
                        to Year Ended December 31, 1996
                   ----------------------------------------

      Total oil and gas sales decreased $488,554 (9.5%) in 1997 as compared to 1996. Of this decrease, approximately $100,000 and $725,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $111,000 was related to a decrease in the average price of oil sold, which decreases were partially offset by an increase of approximately $440,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 5,040 barrels and 370,066 Mcf, respectively, in 1997 as compared to 1996. The decrease in volumes of gas sold resulted primarily from (i) negative prior period volume adjustments made by the purchasers on three wells in 1997, (ii) positive prior period volume adjustments made by the purchasers on several wells in 1996, and
(iii) normal declines in production. Average oil prices decreased to $18.66 per barrel in 1997 from $19.83 per barrel in 1996.
Average gas prices increased to $2.31 per Mcf in 1997 from $1.96 per Mcf in 1996.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $200,532 (14.5%) in 1997 as compared to 1996. This decrease resulted primarily from a decrease in production taxes associated with the decrease in oil and gas sales discussed above and decreases in volumes of oil and gas sold in 1997. As a percentage of oil and gas sales, these expenses decreased to 25.4% in 1997 from 26.9% in 1996. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses and the increase in the average prices of gas sold in 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $246,840 (21.2%) in 1997 as compared to 1996. This decrease resulted primarily from the decreases in volumes of oil and gas sold in 1997 and a reduction in the depletable base of oil and gas properties due to the impairment provision recorded against proved oil and gas properties in the first quarter of 1997 as discussed below. As a percentage of oil and gas sales, this expense decreased to 19.6% in 1997 from 22.5% in 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization and the increase in the average price of gas sold in 1997.

      The II-G Partnership recognized a non-cash charge against earnings of $3,101,656 in the first quarter of 1997. Of this amount, $489,672 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $2,611,984 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it is unlikely that such properties would be developed due to the low oil and gas prices received over the last several years and provisions in the II-G Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charges were necessary in 1996.

      General and administrative expenses decreased $4,755 (1.1%) in 1997 as compared to 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 9.5% in 1997 and 8.7% in 1996.

     The Limited Partners have received cash distributions  through December 31,
1997  totaling   $30,660,371  or  82.38%  of  the  Limited   Partners'   capital
contributions.

                   Year Ended December 31, 1996 as Compared
                        to Year Ended December 31, 1995
                   ----------------------------------------

      Total oil and gas sales increased $810,712 (18.6%) in 1996 as compared to 1995. Of this increase, approximately $370,000 and $976,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by decreases of approximately $252,000 and $281,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 15,613 barrels and 206,385 Mcf, respectively, in 1996 as compared to 1995. Average oil and gas prices increased to $19.83 per barrel and $1.96 per Mcf, respectively, in 1996 from $16.11 per barrel and $1.36 per Mcf, respectively, in 1995.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $69,103 (4.7%) in 1996 as compared to 1995. This decrease resulted primarily from decreases in volumes of oil and gas sold in 1996, partially offset by an increase in production taxes associated with the increase in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses decreased to 26.9% in 1996 from 33.5% in 1995. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold in 1996.

      Depreciation, depletion, and amortization of oil and gas properties decreased $1,143,679 (49.6%) in 1996 as compared to 1995. This decrease resulted primarily from (i) an upward revision in the estimate of remaining gas reserves at December 31, 1996, (ii) the decrease in volumes of oil and gas sold in 1996, and (iii) a reduction in the depletable base of oil and gas properties due to the impairment provision recorded in 1995 as discussed below. As a percentage of oil and gas sales, this expense decreased to 22.5% in 1996 from 53.1% in 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold in 1996.

      The II-G Partnership recognized a non-cash charge against earnings of $839,228 in 1995. This impairment provision was necessary due to the unamortized costs of proved oil and gas properties exceeding the undiscounted future net revenues from such oil and gas properties. No similar charge was necessary in 1996.

      General and administrative expenses remained relatively constant during 1995 and 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 8.7% during 1996 as compared to 10.1% for 1995.

                               II-H Partnership
                               ----------------

                   Year Ended December 31, 1997 as Compared
                        to Year Ended December 31, 1996
                   ----------------------------------------

      Total oil and gas sales decreased $110,488 (9.0%) in 1997 as compared to 1996. Of this decrease, approximately $23,000 and $180,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $26,000 was related to a decrease in the average price of oil sold, which decreases were partially offset by an increase of approximately $119,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 1,174 barrels and 92,553 Mcf in 1997 as compared to 1996. The decrease in volumes of gas sold resulted primarily from (i) negative prior period volume adjustments made by the purchasers on three wells in 1997, (ii) positive prior period volume adjustments made by the purchasers on several wells in 1996, and (iii) normal declines in production. Average oil prices decreased to $18.67 per barrel in 1997 from $19.85 per barrel in 1996. Average gas prices increased to $2.33 per Mcf in 1997 from $1.94 per Mcf in 1996.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $49,348 (14.5%) in 1997 as compared to 1996. This decrease resulted primarily from a decrease in production taxes associated with the decrease in oil and gas sales discussed above and the decreases in volumes of oil and gas sold in 1997. As a percentage of oil and gas sales, these expenses decreased to 25.9% in 1997 from 27.6% in 1996. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses and the increase in the average price of gas sold in 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $78,681 (28.0%) in 1997 as compared to 1996. This decrease resulted primarily from the decreases in volumes of oil and gas sold in 1997 and a reduction in the depletable base of oil and gas properties due to the impairment provision recorded against proved oil and gas properties in the first quarter of 1997 as discussed below. As a percentage of oil and gas sales, this expense decreased to 18.1% in 1997 from 22.8% in 1996. This percentage decrease was
primarily  due  to  the  dollar  decrease  in   depreciation,   depletion,   and
amortization.

      The II-H Partnership recognized a non-cash charge against earnings of $785,220 in the first quarter of 1997. Of this amount, $125,223 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $659,997 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it is unlikely that such properties would be developed due to the low oil and gas prices received over the last several years and provisions in the II-H Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charges were necessary in 1996.

      General and administrative expenses decreased $1,437 (1.3%) in 1997 as compared to 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 9.8% in 1997 and 9.0% in 1996.

     The Limited Partners have received cash distributions  through December 31,
1997   totaling   $7,139,364  or  77.85%  of  the  Limited   Partners'   capital
contributions.

                   Year Ended December 31, 1996 as Compared
                        to Year Ended December 31, 1995
                   ----------------------------------------

      Total oil and gas sales increased $187,487 (18.0%) in 1996 as compared to 1995. Of this increase, approximately $86,000 and $234,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by decreases of approximately $60,000 and $71,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 3,698 barrels and 52,708 Mcf, respectively, in 1996 as compared to 1995. Average oil and gas prices increased to $19.85 per barrel and $1.94 per Mcf, respectively, in 1996 from $16.12 per barrel and $1.35 per Mcf, respectively, in 1995.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $19,594 (5.5%) in 1996 as compared to 1995. This decrease resulted primarily from the decreases in volumes of oil and gas sold in 1996, partially offset by an increase in production taxes associated with the increase in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses decreased to 27.6% in 1996 from 34.4% in 1995. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold in 1996.

      Depreciation, depletion, and amortization of oil and gas properties decreased $269,588 (49.0%) in 1996 as compared to 1995. This decrease resulted primarily from (i) an upward revision in the estimate of remaining gas reserves at December 31, 1996, (ii) the decrease in volumes of oil and gas sold in 1996, and (iii) a reduction in the depletable base of oil and gas properties due to the impairment provision recorded in 1995 as discussed below. As a percentage of oil and gas sales, this expense decreased to 22.8% in 1996 from 52.8% in 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization and the increases in the average prices of oil and gas sold in 1996.

      The II-H Partnership recognized a non-cash charge against earnings of $259,808 in 1995. This impairment provision was necessary due to the unamortized costs of proved oil and gas properties exceeding the undiscounted future net revenues from such oil and gas properties. No similar charge was necessary in 1996.

      General and administrative expenses remained relatively constant during 1995 and 1996. As a percentage of oil and gas sales, these expenses decreased to 9.0% in 1996 from 10.3% in 1995. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold in 1996.


      Average Sales Prices, Production Volumes, and Average Production Costs

      The following tables are comparisons of the annual average oil and gas sales prices, production volumes, and average production costs (lease operating expenses and production taxes) per equivalent unit (one barrel of oil or six Mcf of gas) for 1997, 1996, and 1995. These factors comprise the change in net oil and gas operations discussed in the "Results of Operations" section above.

                             1997 Compared to 1996
                             ---------------------

                                 Average Sales Prices
              -------------------------------------------------------------
P/ship               1997                     1996             % Change
------         ----------------        ----------------       ----------
                 Oil        Gas          Oil        Gas
               ($/Bbl)    ($/Mcf)      ($/Bbl)    ($/Mcf)      Oil     Gas
               -------    -------      -------    -------     -----    ---
 II-A          $18.85     $2.28        $20.40     $2.15       ( 8%)     6%
 II-B           19.13      2.41         20.92      2.15       ( 9%)    12%
 II-C           19.04      2.34         21.14      2.04       (10%)    15%
 II-D           18.68      2.25         20.03      1.83       ( 7%)    23%
 II-E           19.10      2.30         20.37      1.85       ( 6%)    24%
 II-F           18.66      2.30         19.83      1.96       ( 6%)    17%
 II-G           18.66      2.31         19.83      1.96       ( 6%)    18%
 II-H           18.67      2.33         19.85      1.94       ( 6%)    20%


                                  Production Volumes
            ----------------------------------------------------------------
P/ship              1997                      1996               % Change
------       ------------------        ------------------      ------------
               Oil         Gas           Oil        Gas          Oil     Gas
             (Bbls)       (Mcf)        (Bbls)      (Mcf)       (Bbls)   (Mcf)
             -------    ---------      ------    ---------     ------   -----
 II-A        105,866    1,505,818      103,230   1,737,090       3%     (13%)
 II-B         67,591    1,047,458       74,434   1,219,775     ( 9%)    (14%)
 II-C         22,753      582,748       25,093     685,344     ( 9%)    (15%)
 II-D         50,413    1,501,911       66,517   1,637,645     (24%)    ( 8%)
 II-E         42,668      783,379       53,804     861,464     (21%)    ( 9%)
 II-F         45,014      586,444       47,395     761,702     ( 5%)    (23%)
 II-G         94,553    1,256,464       99,593   1,626,530     ( 5%)    (23%)
 II-H         21,998      304,593       23,172     397,146     ( 5%)    (23%)


                           Average Production Costs
                         per Equivalent Barrel of Oil
                       --------------------------------
                    P/ship     1997     1996     % Change
                    ------    -----    -----     --------
                     II-A     $5.29    $4.94         7%
                     II-B      5.43     4.19        30%
                     II-C      4.40     4.33         2%
                     II-D      5.51     5.31         4%
                     II-E      5.25     4.63        13%
                     II-F      3.83     3.69         4%
                     II-G      3.90     3.74         4%
                     II-H      3.99     3.80         5%

                             1996 Compared to 1995
                             ---------------------

                             Average Sales Prices
             --------------------------------------------------------------
P/ship               1996                    1995              % Change
------         ----------------        ----------------       ----------
                 Oil        Gas          Oil        Gas
               ($/Bbl)    ($/Mcf)      ($/Bbl)    ($/Mcf)     Oil     Gas
               -------    -------      -------    -------     ---    ----
 II-A          $20.40     $2.15         $16.86     $1.49      21%    44%
 II-B           20.92      2.15          16.62      1.54      26%    40%
 II-C           21.14      2.04          16.92      1.46      25%    40%
 II-D           20.03      1.83          16.39      1.28      22%    43%
 II-E           20.37      1.85          16.81      1.31      21%    41%
 II-F           19.83      1.96          16.10      1.36      23%    44%
 II-G           19.83      1.96          16.11      1.36      23%    44%
 II-H           19.85      1.94          16.12      1.35      23%    44%


                              Production Volumes
           -----------------------------------------------------------------
P/ship              1996                      1995               % Change
------       ------------------        ------------------      ------------
               Oil         Gas           Oil        Gas          Oil     Gas
             (Bbls)       (Mcf)        (Bbls)      (Mcf)       (Bbls)   (Mcf)
             -------    ---------      ------    ---------     ------   -----
 II-A        103,230    1,737,090      120,420   1,768,316      (14%)   ( 2%)
 II-B         74,434    1,219,775       81,304   1,205,296      ( 8%)     1%
 II-C         25,093      685,344       26,383     737,277      ( 5%)   ( 7%)
 II-D         66,517    1,637,645       88,913   1,906,303      (25%)   (14%)
 II-E         53,804      861,464       63,680     937,469      (16%)   ( 8%)
 II-F         47,395      761,702       54,773     845,804      (13%)   (10%)
 II-G         99,593    1,626,530      115,206   1,832,915      (14%)   (11%)
 II-H         23,172      397,146       26,870     449,854      (14%)   (12%)


                           Average Production Costs
                         per Equivalent Barrel of Oil
                       --------------------------------
                    P/ship     1996     1995     % Change
                    ------    -----    -----     --------
                     II-A     $4.94    $4.45       11%
                     II-B      4.19     5.40      (22%)
                     II-C      4.33     4.68      ( 7%)
                     II-D      5.31     5.25        1%
                     II-E      4.63     5.22      (11%)
                     II-F      3.69     3.38        9%
                     II-G      3.74     3.46        8%
                     II-H      3.80     3.52        8%

      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item 5. Market for Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of reserves, thereby resulting in a positive economic impact. Assuming production levels for 1997, the Partnerships proved reserve quantities at December 31, 1997 would have the following remaining lives:

                  Partnership       Gas-Years        Oil-Years
                  -----------       ---------        ---------

                     II-A              5.5              5.1
                     II-B              5.0              5.7
                     II-C              6.7              7.1
                     II-D              6.2              7.6
                     II-E              6.5              5.6
                     II-F              6.7              7.0
                     II-G              6.7              7.0
                     II-H              6.7              7.1


      The Partnerships' available capital from the Limited Partners' subscriptions has been spent on oil and gas properties and there should be no further material capital resource commitments in the future. Occasional expenditures for new wells or well recompletions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. The Partnerships have no debt commitments. Cash for operational purposes will be provided by current oil and gas production.

      The Partnerships sold certain oil and gas properties during 1997. The sale of a property owned by one or more Partnerships was made by the General Partner after giving due consideration to the offer price and the General Partner's estimate of both the property's remaining proved reserves and future operating costs. Net proceeds from the sale of any such properties were distributed to the Partnerships and included in the calculation of the Partnerships' cash distributions for the quarter immediately following the Partnerships' receipt of the proceeds. The amount of such proceeds from the sale of oil and gas properties during 1997 were as follows:

                        Partnership            Amount
                        -----------          ----------

                            II-A             $  225,375
                            II-B                251,335
                            II-C                208,805
                            II-D                629,832
                            II-E                431,541
                            II-F                758,534
                            II-G              1,658,135
                            II-H                414,950

      The sale of these properties reduced the quantity of the Partnerships' proved reserves. It is also possible that the Partnerships' repurchase values and future cash distributions could decline as a result of a reduction of the Partnerships' reserve base. The General Partner believes that the sale of these properties will be beneficial to the Partnerships since the properties sold generally had a higher ratio of future operating expenses as compared to reserves than the properties not sold.

      There can be no assurance as to the amount of the Partnerships' future cash distributions. The Partnerships' ability to make cash distributions depends primarily upon the level of available cash flow generated by the Partnerships' operating activities, which will be affected (either positively or negatively) by many factors beyond the control of the Partnerships, including the price of and demand for oil and gas and other market and economic conditions. Even if prices and costs remain stable, the amount of cash available for distributions will decline over time (as the volume of production from producing properties declines) since the Partnerships are not replacing production through acquisitions of producing properties and drilling. The Partnerships' quantity of proved reserves has been reduced by the sale of oil and gas properties as described above; therefore, it is possible that the Partnerships' future cash distributions could decline as a result of a reduction of the Partnerships' reserve base.

      The Partnerships will terminate on December 31, 2001 in accordance with the Partnership Agreements. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of this Annual Report, the General Partner has not determined whether to extend the term of any Partnership.

      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Partnerships in 1997. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."

      Year 2000 Computer Issues

      The General Partner has reviewed its computer systems and hardware to locate potential operational problems associated with the year 2000. Such review will continue until all potential problems are located and resolved. The General Partner believes that all year-2000 problems in its computer system have been or will be resolved in a timely manner and have not caused and will not cause disruption of the Partnerships' operations or a material affect on the Partnerships' financial condition or results of operations. However, it is possible that the Partnerships' cash flows could be disrupted by year-2000 problems experienced by operators of the Partnerships' wells, buyers of the Partnerships' oil and gas, financial institutions, or other persons. The General Partner is unable to quantify the effect, if any, on the Partnerships of year-2000 computer problems experienced by these third parties.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data are indexed in Item 14 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

      The Partnerships have no directors or executive officers. The following individuals are directors and executive officers of the General Partner. The business address of such director and executive officers is Two West Second Street, Tulsa, Oklahoma 74103.

            Name            Age      Position with General Partner
      ----------------      ---     --------------------------------

      Dennis R. Neill        45     President and Director

      Judy K. Fox            46     Secretary

The director will hold office until the next annual meeting of shareholders of Geodyne and until his successor has been duly elected and qualified. All executive officers serve at the discretion of the Board of Directors.

      Dennis R. Neill joined the Samson Companies in 1981, was named Senior Vice President and Director of Geodyne on March 3, 1993, and was named President of Geodyne and its subsidiaries on June 30, 1996. Prior to joining the Samson Companies, he was associated with a Tulsa law firm, Conner and Winters, where his principal practice was in the securities area. He received a Bachelor of Arts degree in political science from Oklahoma State University and a Juris Doctorate degree from the University of Texas. Mr. Neill also serves as Senior Vice President of Samson Investment Company and as President and Director of Samson Properties Incorporated, Samson Hydrocarbons Company, Dyco Petroleum Corporation, Berry Gas Company, Circle L Drilling Company, and Compression, Inc.

      Judy K. Fox joined the Samson Companies in 1990 and was named Secretary of Geodyne and its subsidiaries on June 30, 1996. Prior to joining the Samson Companies, she served as Gas Contract Manager for Ely Energy Company. Ms. Fox is also Secretary of Berry Gas Company, Circle L Drilling Company, Compression, Inc., Dyco Petroleum Corporation, Samson Hydrocarbons Company, and Samson Properties Incorporated.


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Partnerships and the General Partner, there were no officers, directors, or ten percent owners who were delinquent filers of reports required under Section 16 of the Securities Exchange Act of 1934 during 1997.

ITEM 11.  EXECUTIVE COMPENSATION

      The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. The amount of general and administrative expense allocated to the General Partner and its affiliates which was charged to each Partnership during 1997, 1996, and 1995 is set forth in the table below. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements.


            Partnership        1997         1996          1995
            -----------      --------     --------      --------

               II-A          $509,772     $509,772      $509,772
               II-B           380,760      380,760       380,760
               II-C           162,756      162,756       162,756
               II-D           331,452      331,452       331,452
               II-E           240,864      240,864       240,864
               II-F           180,420      180,420       180,420
               II-G           391,776      391,776       391,776
               II-H            96,540       96,540        96,540


      None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates during 1997, 1996, and 1995:




                                                Salary Reimbursements

                                                    II-A Partnership
                                                    ----------------
                                          Three Years Ended December 31, 1997

                                                                        Long Term Compensation
                                                                  ----------------------------------
                                   Annual Compensation                   Awards              Payouts
                                -----------------------------     -----------------------    -------
                                                                                  Securi-
                                                       Other                       ties                   All
     Name                                              Annual     Restricted      Under-                 Other
      and                                             Compen-       Stock         lying       LTIP      Compen-
   Principal                    Salary     Bonus      sation       Award(s)      Options/    Payouts    sation
   Position             Year      ($)       ($)         ($)          ($)          SARs(#)      ($)        ($)
---------------         ----    -------   -------     -------     ----------     --------    -------    -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)           1995       -         -           -            -             -           -          -
                        1996       -         -           -            -             -           -          -
Dennis R. Neill,
President(2)(3)         1996       -         -           -            -             -           -          -
                        1997       -         -           -            -             -           -          -

All Executive
Officers,
Directors,
and Employees
as a group(4)           1995    $278,336     -           -            -             -           -          -
                        1996    $298,217     -           -            -             -           -          -
                        1997    $304,538     -           -            -             -           -          -
----------

(1)  Mr. Tholen served as President and Chief Executive Officer of Geodyne until
     July 1, 1996.

(2) The general and administrative expenses paid by the II-A Partnership and attributable to salary reimbursements do not include any salary or other compensation attributable to Mr. Tholen or Mr. Neill.

(3)  Mr. Neill became President of Geodyne on July 1, 1996.

(4) No officer or director of Geodyne or its affiliates provides full-time services to the II-A Partnership and no individual's salary or other compensation reimbursement from the II-A Partnership equals or exceeds
     $100,000 per annum.




                                                 Salary Reimbursements

                                                    II-B Partnership
                                                    ----------------
                                          Three Years Ended December 31, 1997

                                                                        Long Term Compensation
                                                                  ----------------------------------
                                   Annual Compensation                   Awards              Payouts
                                -----------------------------     -----------------------    -------
                                                                                  Securi-
                                                       Other                       ties                   All
     Name                                              Annual     Restricted      Under-                 Other
      and                                             Compen-       Stock         lying       LTIP      Compen-
   Principal                    Salary     Bonus      sation       Award(s)      Options/    Payouts    sation
   Position             Year      ($)       ($)         ($)          ($)          SARs(#)      ($)        ($)
---------------         ----    -------   -------     -------     ----------     --------    -------    -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)           1995        -           -           -            -             -             -           -
                        1996        -           -           -            -             -             -           -
Dennis R. Neill,
President(2)(3)         1996        -           -           -            -             -             -           -
                        1997        -           -           -            -             -             -           -
All Executive
Officers,
Directors,
and Employees
as a group(4)           1995     $207,895       -           -            -             -             -           -
                        1996     $222,745       -           -            -             -             -           -
                        1997     $227,466       -           -            -             -             -           -
----------

(1)  Mr. Tholen served as President and Chief Executive Officer of Geodyne until
     July 1, 1996.

(2) The general and administrative expenses paid by the II-B Partnership and attributable to salary reimbursements do not include any salary or other compensation attributable to Mr. Tholen or Mr. Neill.

(3)  Mr. Neill became President of Geodyne on July 1, 1996.

(4) No officer or director of Geodyne or its affiliates provides full-time services to the II-B Partnership and no individual's salary or other compensation reimbursement from the II-B Partnership equals or exceeds
     $100,000 per annum.




                                                 Salary Reimbursements

                                                    II-C Partnership
                                                    ----------------
                                          Three Years Ended December 31, 1997
                                                                        Long Term Compensation
                                                                  ----------------------------------
                                   Annual Compensation                   Awards              Payouts
                                -----------------------------     -----------------------    -------
                                                                                  Securi-
                                                       Other                       ties                   All
     Name                                              Annual     Restricted      Under-                 Other
      and                                             Compen-       Stock         lying       LTIP      Compen-
   Principal                    Salary     Bonus      sation       Award(s)      Options/    Payouts    sation
   Position             Year      ($)       ($)         ($)          ($)          SARs(#)      ($)        ($)
---------------         ----    -------   -------     -------     ----------     --------    -------    -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)           1995        -           -           -           -              -           -           -
                        1996        -           -           -           -              -           -           -
Dennis R. Neill,
President(2)(3)         1996        -           -           -           -              -           -           -
                        1997        -           -           -           -              -           -           -
All Executive
Officers,
Directors,
and Employees
as a group(4)           1995     $88,865        -           -           -              -           -           -
                        1996     $95,212        -           -           -              -           -           -
                        1997     $97,230        -           -           -              -           -           -
----------

(1)  Mr. Tholen served as President and Chief Executive Officer of Geodyne until
     July 1, 1996.

(2) The general and administrative expenses paid by the II-C Partnership and attributable to salary reimbursements do not include any salary or other compensation attributable to Mr. Tholen or Mr. Neill.

(3)  Mr. Neill became President of Geodyne on July 1, 1996.

(4) No officer or director of Geodyne or its affiliates provides full-time services to the II-C Partnership and no individual's salary or other compensation reimbursement from the II-C Partnership equals or exceeds
     $100,000 per annum.




                                                  Salary Reimbursements

                                                    II-D Partnership
                                                    ----------------
                                           Three Years Ended December 31, 1997

                                                                        Long Term Compensation
                                                                  ----------------------------------
                                   Annual Compensation                   Awards              Payouts
                                -----------------------------     -----------------------    -------
                                                                                  Securi-
                                                       Other                       ties                   All
     Name                                              Annual     Restricted      Under-                 Other
      and                                             Compen-       Stock         lying       LTIP      Compen-
   Principal                    Salary     Bonus      sation       Award(s)      Options/    Payouts    sation
   Position             Year      ($)       ($)         ($)          ($)          SARs(#)      ($)        ($)
---------------         ----    -------   -------     -------     ----------     --------    -------    -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)           1995        -           -           -             -             -          -           -
                        1996        -           -           -             -             -          -           -
Dennis R. Neill,
President(2)(3)         1996        -           -           -             -             -          -           -
                        1997        -           -           -             -             -          -           -

All Executive
Officers,
Directors,
and Employees
as a group(4)           1995     $180,973       -           -             -             -          -           -
                        1996     $193,899       -           -             -             -          -           -
                        1997     $198,009       -           -             -             -          -           -
----------

(1)  Mr. Tholen served as President and Chief Executive Officer of Geodyne until
     July 1, 1996.

(2) The general and administrative expenses paid by the II-D Partnership and attributable to salary reimbursements do not include any salary or other compensation attributable to Mr. Tholen or Mr. Neill.

(3)  Mr. Neill became President of Geodyne on July 1, 1996.

(4) No officer or director of Geodyne or its affiliates provides full-time services to the II-D Partnership and no individual's salary or other compensation reimbursement from the II-D Partnership equals or exceeds
     $100,000 per annum.




                                                  Salary Reimbursements

                                                    II-E Partnership
                                                    ----------------
                                          Three Years Ended December 31, 1997

                                                                        Long Term Compensation
                                                                  ----------------------------------
                                   Annual Compensation                   Awards              Payouts
                                -----------------------------     -----------------------    -------
                                                                                  Securi-
                                                       Other                       ties                   All
     Name                                              Annual     Restricted      Under-                 Other
      and                                             Compen-       Stock         lying       LTIP      Compen-
   Principal                    Salary     Bonus      sation       Award(s)      Options/    Payouts    sation
   Position             Year      ($)       ($)         ($)          ($)          SARs(#)      ($)        ($)
---------------         ----    -------   -------     -------     ----------     --------    -------    -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)           1995        -          -          -             -              -           -           -
                        1996        -          -          -             -              -           -           -
Dennis R. Neill,
President(2)(3)         1996        -          -          -             -              -           -           -
                        1997        -          -          -             -              -           -           -

All Executive
Officers,
Directors,
and Employees
as a group(4)           1995     $131,512      -          -             -              -           -           -
                        1996     $140,905      -          -             -              -           -           -
                        1997     $143,892      -          -             -              -           -           -
----------

(1)  Mr. Tholen served as President and Chief Executive Officer of Geodyne until
     July 1, 1996.

(2) The general and administrative expenses paid by the II-E Partnership and attributable to salary reimbursements do not include any salary or other compensation attributable to Mr. Tholen or Mr. Neill.

(3)  Mr. Neill became President of Geodyne on July 1, 1996.

(4) No officer or director of Geodyne or its affiliates provides full-time services to the II-E Partnership and no individual's salary or other compensation reimbursement from the II-E Partnership equals or exceeds
     $100,000 per annum.




                                                 Salary Reimbursements

                                                    II-F Partnership
                                                    ----------------
                                         Three Years Ended December 31, 1997

                                                                        Long Term Compensation
                                                                  ----------------------------------
                                   Annual Compensation                   Awards              Payouts
                                -----------------------------     -----------------------    -------
                                                                                  Securi-
                                                       Other                       ties                   All
     Name                                              Annual     Restricted      Under-                 Other
      and                                             Compen-       Stock         lying       LTIP      Compen-
   Principal                    Salary     Bonus      sation       Award(s)      Options/    Payouts    sation
   Position             Year      ($)       ($)         ($)          ($)          SARs(#)      ($)        ($)
---------------         ----    -------   -------     -------     ----------     --------    -------    -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)           1995        -           -          -              -             -          -           -
                        1996        -           -          -              -             -          -           -
Dennis R. Neill,
President(2)(3)         1996        -           -          -              -             -          -           -
                        1997        -           -          -              -             -          -           -

All Executive
Officers,
Directors,
and Employees
as a group(4)           1995     $ 98,509       -          -              -             -          -           -
                        1996     $105,546       -          -              -             -          -           -
                        1997     $107,783       -          -              -             -          -           -
----------

(1)  Mr. Tholen served as President and Chief Executive Officer of Geodyne until
     July 1, 1996.

(2) The general and administrative expenses paid by the II-F Partnership and attributable to salary reimbursements do not include any salary or other compensation attributable to Mr. Tholen or Mr. Neill.

(3)  Mr. Neill became President of Geodyne on July 1, 1996.

(4) No officer or director of Geodyne or its affiliates provides full-time services to the II-F Partnership and no individual's salary or other compensation reimbursement from the II-F Partnership equals or exceeds
     $100,000 per annum.






                                                 Salary Reimbursements

                                                    II-G Partnership
                                                    ----------------
                                          Three Years Ended December 31, 1997

                                                                        Long Term Compensation
                                                                  ----------------------------------
                                   Annual Compensation                   Awards              Payouts
                                -----------------------------     -----------------------    -------
                                                                                  Securi-
                                                       Other                       ties                   All
     Name                                              Annual     Restricted      Under-                 Other
      and                                             Compen-       Stock         lying       LTIP      Compen-
   Principal                    Salary     Bonus      sation       Award(s)      Options/    Payouts    sation
   Position             Year      ($)       ($)         ($)          ($)          SARs(#)      ($)        ($)
---------------         ----    -------   -------     -------     ----------     --------    -------    -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)           1995      -           -         -              -            -              -           -
                        1996      -           -         -              -            -              -           -
Dennis R. Neill,
President(2)(3)         1996      -           -         -              -            -              -           -
                        1997      -           -         -              -            -              -           -

All Executive
Officers,
Directors,
and Employees
as a group(4)           1995    $213,910      -         -              -            -              -           -
                        1996    $229,189      -         -              -            -              -           -
                        1997    $234,047      -         -              -            -              -           -
----------

(1)  Mr. Tholen served as President and Chief Executive Officer of Geodyne until
     July 1, 1996.

(2) The general and administrative expenses paid by the II-G Partnership and attributable to salary reimbursements do not include any salary or other compensation attributable to Mr. Tholen or Mr. Neill.

(3)  Mr. Neill became President of Geodyne on July 1, 1996.

(4) No officer or director of Geodyne or its affiliates provides full-time services to the II-G Partnership and no individual's salary or other compensation reimbursement from the II-G Partnership equals or exceeds
     $100,000 per annum.






                                                Salary Reimbursements

                                                    II-H Partnership
                                                    ----------------
                                          Three Years Ended December 31, 1997

                                                                        Long Term Compensation
                                                                  ----------------------------------
                                   Annual Compensation                   Awards              Payouts
                                -----------------------------     -----------------------    -------
                                                                                  Securi-
                                                       Other                       ties                   All
     Name                                              Annual     Restricted      Under-                 Other
      and                                             Compen-       Stock         lying       LTIP      Compen-
   Principal                    Salary     Bonus      sation       Award(s)      Options/    Payouts    sation
   Position             Year      ($)       ($)         ($)          ($)          SARs(#)      ($)        ($)
---------------         ----    -------   -------     -------     ----------     --------    -------    -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)           1995       -          -            -          -               -            -           -
                        1996       -          -            -          -               -            -           -
Dennis R. Neill,
President(2)(3)         1996       -          -            -          -               -            -           -
                        1997       -          -            -          -               -            -           -

All Executive
Officers,
Directors,
and Employees
as a group(4)           1995    $52,711       -            -          -               -            -           -
                        1996    $56,476       -            -          -               -            -           -
                        1997    $57,673       -            -          -               -            -           -
----------

(1)  Mr. Tholen served as President and Chief Executive Officer of Geodyne until
     July 1, 1996.

(2) The general and administrative expenses paid by the II-H Partnership and attributable to salary reimbursements do not include any salary or other compensation attributable to Mr. Tholen or Mr. Neill.

(3)  Mr. Neill became President of Geodyne on July 1, 1996.

(4) No officer or director of Geodyne or its affiliates provides full-time services to the II-H Partnership and no individual's salary or other compensation reimbursement from the II-H Partnership equals or exceeds
     $100,000 per annum.



      During 1995 El Paso Energy Marketing Company, formerly known as Premier Gas Company ("El Paso"), an affiliate of the Partnerships until December 6, 1995, purchased a portion of the Partnerships' gas at market prices and resold such gas at market prices directly to end users and local distribution companies. The table below summarizes the dollar amount of gas sold by the Partnerships to El Paso during 1995.

                        Partnership         1995
                        -----------       --------

                           II-A           $825,515
                           II-B            374,717
                           II-C            225,948
                           II-D            682,346
                           II-E            593,218
                           II-F            367,527
                           II-G            776,211
                           II-H            182,878


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

      In addition to the compensation/reimbursements noted above, during the three years ended December 31, 1997, the Samson Companies were in the business of supplying field and drilling equipment and services to affiliated and unaffiliated parties in the industry. These companies may have provided equipment and services for wells in which the Partnerships have an interest. These equipment and services were provided at prices or rates equal to or less than those normally charged in the same or comparable geographic area by unaffiliated persons or companies dealing at arm's length. The operators of these wells billed the Partnerships for a portion of such costs based upon the Partnerships' interest in the well.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Units as of January 31, 1998 by (i) each beneficial owner of more than five percent of the issued and outstanding Units, (ii) the directors and officers of the General Partner, and (iii) the General Partner and its affiliates. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.


                                                       Number of Units
                                                         Beneficially
                                                        Owned (Percent
          Beneficial Owner                             of Outstanding)
------------------------------------                  ------------------

II-A Partnership:
----------------
   Samson Resources Company                              61,201   (12.6%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                    61,201   (12.6%)

II-B Partnership:
----------------
   Samson Resources Company                              52,156   (14.4%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                    52,156   (14.4%)

II-C Partnership:
----------------
   Samson Resources Company                              28,773   (18.6%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                    28,773   (18.6%)

II-D Partnership:
----------------
   Samson Resources Company                              37,396   (11.9%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                    37,396   (11.9%)

II-E Partnership:
----------------
   Samson Resources Company                              31,344   (13.7%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                    31,344   (13.7%)

II-F Partnership:
----------------
   Samson Resources Company                              22,820   (13.3%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                    22,820   (13.3%)

II-G Partnership:
----------------
   Samson Resources Company                              37,751   (10.1%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                    37,751   (10.1%)

II-H Partnership:
----------------
   Samson Resources Company                              12,428   (13.6%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                    12,428   (13.6%)


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

      The General Partner does not devote all of its time, efforts, and personnel exclusively to the Partnerships. Furthermore, the Partnerships do not have any employees, but instead rely on the personnel of the Samson Companies. The Partnerships thus compete with the Samson Companies (including other currently sponsored oil and gas partnerships) for the time and resources of such personnel. The Samson Companies devote such time and personnel to the management of the Partnerships as are indicated by the circumstances and as are consistent with the General Partner's fiduciary duties.

      As a result of Samson Investment Company's ("Samson") acquisition of the General Partner and its affiliates, Samson, PaineWebber (the dealer manager of the original offering of Units), and the General Partner entered into an advisory agreement which relates primarily to the Partnerships. The Advisory Agreement became effective on March 3, 1993 and will expire on March 3, 1998. The Advisory Agreement provides, among other things, that: (i) Samson will review periodically with PaineWebber the general operations and performance of the Partnerships and the terms of any material transaction involving a Partnership; (ii) Samson will allow PaineWebber to advise Samson and to comment on any General Partner-initiated amendment to a Partnership Agreement which requires a vote of the Limited Partners and any proposal initiated by the General Partner that would involve a reorganization, merger, or consolidation of a Partnership, a sale of all or substantially all of the assets of a Partnership, the liquidation or dissolution of a Partnership, or the exchange of cash, securities, or other assets for all or any outstanding Units; (iii) the General Partner will maintain an "800" investor services telephone number; and
(iv) if Samson proposes a consolidation, merger, or exchange offer involving any limited partnership managed by Samson, it will propose to include all of the Partnerships in such transaction or provide a statement to PaineWebber as to the reasons why some or all of the Partnerships are not included in such transaction.

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


                                    PART IV.

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

                    as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997 are filed as part of this report:

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

               *    23.5 Consent of Ryder Scott Company Petroleum  Engineers for
                         Geodyne Energy Income Limited Partnership II-E.

               *    23.6 Consent of Ryder Scott Company Petroleum  Engineers for
                         Geodyne Energy Income Limited Partnership II-F.

               *    23.7 Consent of Ryder Scott Company Petroleum  Engineers for
                         Geodyne Energy Income Limited Partnership II-G.

               *    23.8 Consent of Ryder Scott Company Petroleum  Engineers for
                         Geodyne Energy Income Limited Partnership II-H.

               *    27.1 Financial Data Schedule  containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-A's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

               *    27.2 Financial Data Schedule  containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-B's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

               *    27.3 Financial Data Schedule  containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-C's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

               *    27.4 Financial Data Schedule  containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-D's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

               *    27.5 Financial Data Schedule  containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-E's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

               *    27.6 Financial Data Schedule  containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-F's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

               *    27.7 Financial Data Schedule  containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-G's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

               *    27.8 Financial Data Schedule  containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-H's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

                  All other Exhibits are omitted as inapplicable.

                  ----------

                  *Filed herewith.


            (b) Reports on Form 8-K filed during the fourth quarter of 1997:

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

                                          February 18, 1998


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

By:   /s/Dennis R. Neill         President and           February 18, 1998
      -------------------        Director (Principal
         Dennis R. Neill         Executive Officer)

      /s/Patrick M. Hall         (Principal              February 18, 1998
      -------------------        Financial and
         Patrick M. Hall         Accounting Officer)

      /s/Judy K. Fox             Secretary               February 18, 1998
      -------------------
         Judy K. Fox

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

                                          February 18, 1998


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

By:   /s/Dennis R. Neill         President and           February 18, 1998
      -------------------        Director (Principal
         Dennis R. Neill         Executive Officer)

      /s/Patrick M. Hall         (Principal              February 18, 1998
      -------------------        Financial and
         Patrick M. Hall         Accounting Officer)

      /s/Judy K. Fox             Secretary               February 18, 1998
      -------------------
         Judy K. Fox

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

                                          February 18, 1998


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

By:   /s/Dennis R. Neill         President and           February 18, 1998
      -------------------        Director (Principal
         Dennis R. Neill         Executive Officer)

      /s/Patrick M. Hall         (Principal              February 18, 1998
      -------------------        Financial and
         Patrick M. Hall         Accounting Officer)

      /s/Judy K. Fox             Secretary               February 18, 1998
      -------------------
         Judy K. Fox

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

                                          February 18, 1998


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

By:   /s/Dennis R. Neill         President and           February 18, 1998
      -------------------        Director (Principal
         Dennis R. Neill         Executive Officer)

      /s/Patrick M. Hall         (Principal              February 18, 1998
      -------------------        Financial and
         Patrick M. Hall         Accounting Officer)

      /s/Judy K. Fox             Secretary               February 18, 1998
      -------------------
         Judy K. Fox

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

                                          February 18, 1998


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

By:   /s/Dennis R. Neill         President and           February 18, 1998
      -------------------        Director (Principal
         Dennis R. Neill         Executive Officer)

      /s/Patrick M. Hall         (Principal              February 18, 1998
      -------------------        Financial and
         Patrick M. Hall         Accounting Officer)

      /s/Judy K. Fox             Secretary               February 18, 1998
      -------------------
         Judy K. Fox

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

                                          February 18, 1998


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

By:   /s/Dennis R. Neill         President and           February 18, 1998
      -------------------        Director (Principal
         Dennis R. Neill         Executive Officer)

      /s/Patrick M. Hall         (Principal              February 18, 1998
      -------------------        Financial and
         Patrick M. Hall         Accounting Officer)

      /s/Judy K. Fox             Secretary               February 18, 1998
      -------------------
         Judy K. Fox

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

                                          February 18, 1998


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

By:   /s/Dennis R. Neill         President and           February 18, 1998
      -------------------        Director (Principal
         Dennis R. Neill         Executive Officer)

      /s/Patrick M. Hall         (Principal              February 18, 1998
      -------------------        Financial and
         Patrick M. Hall         Accounting Officer)

      /s/Judy K. Fox             Secretary               February 18, 1998
      -------------------
         Judy K. Fox

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

                                          February 18, 1998


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

By:   /s/Dennis R. Neill         President and           February 18, 1998
      -------------------        Director (Principal
         Dennis R. Neill         Executive Officer)

      /s/Patrick M. Hall         (Principal              February 18, 1998
      -------------------        Financial and
         Patrick M. Hall         Accounting Officer)

      /s/Judy K. Fox             Secretary               February 18, 1998
      -------------------
         Judy K. Fox

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
GEODYNE PRODUCTION PARTNERSHIP II-A

      We have audited the combined balance sheets of the Geodyne Energy Income Limited Partnership II-A, an Oklahoma limited partnership, and Geodyne Production Partnership II-A, an Oklahoma general partnership, as of December 31, 1997 and 1996 and the related combined statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1997, 1996, and 1995. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-A and Geodyne Production Partnership II-A at December 31, 1997 and 1996 and the combined results of their operations and cash flows for the years ended December 31, 1997, 1996, and 1995, in conformity with generally accepted accounting principles.



                                   //s// Coopers & Lybrand L.L.P.

                                   COOPERS & LYBRAND L.L.P.





Tulsa, Oklahoma
January 30, 1998

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-A
                            Combined Balance Sheets
                          December 31, 1997 and 1996

                                    ASSETS
                                    ------

                                                   1997          1996
                                               -----------    ----------
CURRENT ASSETS:
   Cash and cash equivalents                    $  830,584     $  875,918
   Accounts receivable:
      Oil and gas sales                            837,560      1,073,459
      Other                                         20,975          -
                                                 ---------      ---------
      Total current assets                      $1,689,119     $1,949,377

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 4,894,853      6,170,793

DEFERRED CHARGE                                    911,041        948,217
                                                 ---------      ---------
                                                $7,495,013     $9,068,387
                                                 =========      =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $  233,246     $  212,801
   Gas imbalance payable                           142,043        101,493
                                                 ---------      ---------
      Total current liabilities                 $  375,289     $  314,294

ACCRUED LIABILITY                               $  157,050     $  158,683

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($  387,587)   ($  342,481)
   Limited Partners, issued and
      outstanding, 484,283 Units                 7,350,261      8,937,891
                                                 ---------      ---------
      Total Partners' capital                   $6,962,674     $8,595,410
                                                 ---------      ---------
                                                $7,495,013     $9,068,387
                                                 =========      =========






              The accompanying notes are an integral part of these
                         combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-A
                       Combined Statements of Operations
             For the Years Ended December 31, 1997, 1996, and 1995

                                      1997         1996           1995
                                   ----------    ----------    ----------

REVENUES:
   Oil and gas sales,
      including $825,515
      of sales to related
      parties in 1995              $5,431,745    $5,832,874     $4,671,555
   Interest income                     33,085        28,323         20,126
   Gain on sale of oil and
      gas properties                  176,789        96,827         12,179
   Other income                        20,975          -              -
                                    ---------     ---------      ---------
                                   $5,662,594    $5,958,024     $4,703,860

COSTS AND EXPENSES:
   Lease operating                 $1,538,814    $1,601,063     $1,564,012
   Production tax                     349,607       339,977        282,252
   Depreciation, depletion,
      and amortization of oil
      and gas properties              780,241     1,196,600      1,841,159
   Impairment provision               684,276          -           994,919
   General and administrative         591,256       620,562        655,449
                                    ---------     ---------      ---------
                                   $3,944,194    $3,758,202     $5,337,791
                                    ---------     ---------      ---------
NET INCOME (LOSS)                  $1,718,400    $2,199,822    ($  633,931)
                                    =========     =========      =========

GENERAL PARTNER -
   NET INCOME                      $  141,030    $  156,483     $   81,747
                                    =========     =========      =========

LIMITED PARTNERS -
   NET INCOME (LOSS)               $1,577,370    $2,043,339    ($  715,678)
                                    =========     =========      =========

NET INCOME (LOSS) per Unit         $     3.26    $     4.22    ($     1.48)
                                    =========     =========      =========

UNITS OUTSTANDING                     484,283       484,283        484,283
                                     ========     =========      =========




              The accompanying notes are an integral part of these
                         combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-A
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 1997, 1996, and 1995

                                Limited          General
                               Partners          Partner          Total
                             -------------     ----------     -------------

Balance, Dec. 31, 1994        $12,065,230      ($297,741)      $11,767,489
   Net income (loss)         (    715,678)        81,747      (    633,931)
   Cash Distributions        (  1,855,000)     (  96,000)     (  1,951,000)
                               ----------        -------        ----------

Balance, Dec. 31, 1995        $ 9,494,552      ($311,994)      $ 9,182,558
   Net income                   2,043,339        156,483         2,199,822
   Cash distributions        (  2,600,000)     ( 186,970)     (  2,786,970)
                               ----------        -------        ----------
Balance, Dec. 31, 1996        $ 8,937,891      ($342,481)      $ 8,595,410
   Net income                   1,577,370        141,030         1,718,400
   Cash distributions        (  3,165,000)     ( 186,136)     (  3,351,136)
                               ----------        -------        ----------


Balance, Dec. 31, 1997        $ 7,350,261      ($387,587)      $ 6,962,674
                               ==========        =======        ==========






              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-A
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 1997, 1996, and 1995

                                        1997           1996           1995
                                    ------------   ------------   ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)                 $1,718,400     $2,199,822    ($  633,931)
   Adjustments to reconcile
      net income (loss) to net
      cash provided by
      operating activities:
      Depreciation, depletion,
         and amortization of oil
         and gas properties             780,241      1,196,600      1,841,159
      Impairment provision              684,276           -           994,919
      Gain on sale of oil and
         gas properties             (   176,789)   (    96,827)   (    12,179)
      (Increase) decrease in
          accounts receivable-
           oil and gas sales            235,899    (   308,384)        63,981
      Increase in accounts
          receivable - other        (    20,975)          -              -
      (Increase) decrease in
         deferred charge                 37,176        221,060    (   188,505)
      Increase (decrease) in
         accounts payable                20,445    (       325)   (    76,265)
      Increase (decrease) in
         gas imbalance payable           40,550    (    63,344)   (    53,112)
      Decrease in accrued
         liability                  (     1,633)   (   113,984)   (   126,002)
                                      ---------      ---------      ---------
   Net cash provided by
      operating activities           $3,317,590     $3,034,618     $1,810,065
                                      ---------      ---------      ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures             ($  237,163)   ($   98,540)   ($  168,118)
   Proceeds from sale of
      oil and gas properties            225,375        218,786         23,383
                                      ---------      ---------      ---------
   Net cash provided (used)
      by investing activities       ($   11,788)    $  120,246    ($  144,735)
                                      ---------      ---------      ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions               ($3,351,136)   ($2,786,970)   ($1,951,000)
                                      ---------      ---------      ---------
   Net cash used by financing
      activities                    ($3,351,136)   ($2,786,970)   ($1,951,000)
                                      ---------      ---------      ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS        ($   45,334)    $  367,894    ($  285,670)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD               875,918        508,024        793,694
                                      ---------      ---------      ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                  $  830,584     $  875,918     $  508,024
                                      =========      =========      =========






                     The accompanying notes are an integral
                  part of these combined financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
GEODYNE PRODUCTION PARTNERSHIP II-B

      We have audited the combined balance sheets of the Geodyne Energy Income Limited Partnership II-B, an Oklahoma limited partnership, and Geodyne Production Partnership II-B, an Oklahoma general partnership, as of December 31, 1997 and 1996 and the related combined statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1997, 1996, and 1995. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-B and Geodyne Production Partnership II-B at December 31, 1997 and 1996 and the combined results of their operations and cash flows for the years ended December 31, 1997, 1996, and 1995 in conformity with generally accepted accounting principles.



                                   //s// Coopers & Lybrand L.L.P.


                                    COOPERS & LYBRAND L.L.P.









Tulsa, Oklahoma
January 30, 1998

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-B
                            Combined Balance Sheets
                          December 31, 1997 and 1996

                                    ASSETS
                                    ------

                                                    1997           1996
                                                -----------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                     $  644,574     $  569,257
   Accounts receivable:
      Oil and gas sales                             565,152        710,208
                                                  ---------      ---------
      Total current assets                       $1,209,726     $1,279,465

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  3,035,158      4,140,409

DEFERRED CHARGE                                     169,811        160,103
                                                  ---------      ---------
                                                 $4,414,695     $5,579,977
                                                  =========      =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                              $  141,754     $  189,245
   Gas imbalance payable                             24,671         17,055
                                                  ---------      ---------
      Total current liabilities                  $  166,425     $  206,300

ACCRUED LIABILITY                                $   88,519     $   86,198

PARTNERS' CAPITAL (DEFICIT):
   General Partner                              ($  305,223)   ($  265,183)
   Limited Partners, issued and
      outstanding, 361,719 Units                  4,464,974      5,552,662
                                                  ---------      ---------
      Total Partners' capital                    $4,159,751     $5,287,479
                                                  ---------      ---------
                                                 $4,414,695     $5,579,977
                                                  =========      =========






              The accompanying notes are an integral part of these
                         combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-B
                       Combined Statements of Operations
             For the Years Ended December 31, 1997, 1996, and 1995

                                       1997         1996           1995
                                   ----------   -----------    ----------
REVENUES:
   Oil and gas sales,
      including $374,717
      of sales to related
      parties in 1995              $3,816,269    $4,179,527     $3,204,794
   Interest income                     19,644        16,689          9,960
   Gain (loss) on sale of
      oil and gas
      properties                      203,247   (    28,890)        10,869
                                    ---------     ---------      ---------
                                   $4,039,160    $4,167,326     $3,225,623

COSTS AND EXPENSES:
   Lease operating                 $1,062,972    $  912,347     $1,315,780
   Production tax                     251,478       252,366        208,998
   Depreciation, depletion,
      and amortization of oil
      and gas properties              546,957     1,062,233      1,436,788
   Impairment provision               530,988          -           450,601
   General and
      administrative                  451,569       496,791        574,552
                                    ---------     ---------      ---------
                                   $2,843,964    $2,723,737     $3,986,719
                                    ---------     ---------      ---------
NET INCOME (LOSS)                  $1,195,196    $1,443,589    ($  761,096)
                                    =========     =========      =========

GENERAL PARTNER -
   NET INCOME                      $   99,884    $  113,834     $   37,441
                                    =========     =========      =========

LIMITED PARTNERS -
   NET INCOME (LOSS)               $1,095,312    $1,329,755    ($  798,537)
                                    =========     =========      =========

NET INCOME (LOSS)
   per Unit                        $     3.03    $     3.68    ($     2.21)
                                    =========     =========      =========

UNITS OUTSTANDING                     361,719       361,719        361,719
                                    =========     =========      =========


              The accompanying notes are an integral part of these
                         combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-B
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 1997, 1996, and 1995


                                  Limited         General
                                  Partners        Partner         Total
                               -------------    ----------    ------------
Balance, Dec. 31, 1994          $ 7,914,444     ($222,879)     $7,691,565
   Net income (loss)           (    798,537)       37,441     (   761,096)
   Cash distributions          (  1,160,000)    (  61,000)    ( 1,221,000)
                                 ----------       -------       ---------

Balance, Dec. 31, 1995          $ 5,955,907     ($246,438)     $5,709,469
   Net income                     1,329,755       113,834       1,443,589
   Cash distributions          (  1,733,000)    ( 132,579)    ( 1,865,579)
                                 ----------       -------       ---------

Balance, Dec. 31, 1996          $5,552,662      ($265,183)     $5,287,479
   Net income                    1,095,312         99,884       1,195,196
   Cash distributions          ( 2,183,000)     ( 139,924)    ( 2,322,924)
                                 ---------        -------       ---------

Balance, Dec. 31, 1997          $4,464,974      ($305,223)     $4,159,751
                                 =========        =======       =========






              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-B
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 1997, 1996, and 1995

                                     1997            1996              1995
                                 -----------     ------------      ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)              $1,195,196      $1,443,589       ($  761,096)
   Adjustments to reconcile
      net income (loss) to net
      cash provided by
      operating activities:
      Depreciation, depletion,
         and amortization of oil
         and gas properties          546,957       1,062,233         1,436,788
      Impairment provision           530,988            -              450,601
      (Gain) loss on sale of
         oil and gas properties  (   203,247)         28,890       (    10,869)
      (Increase) decrease in
         accounts receivable         145,056     (   126,075)      (    11,586)
      (Increase) decrease in
         deferred charge         (     9,708)         66,200       (    53,003)
      Decrease in
         accounts payable        (    47,491)    (    21,981)      (    11,178)
      Increase (decrease) in
         gas imbalance payable         7,616           2,007       (     3,745)
      Increase (decrease) in
         accrued liability             2,321     (   215,486)      (    67,612)
                                   ---------       ---------         ---------
   Net cash provided by
      operating activities        $2,167,688      $2,239,377        $  968,300
                                   ---------       ---------         ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures          ($   20,782)    ($   89,173)      ($  217,765)
   Proceeds from sale of
      oil and gas properties         251,335         116,393            15,254
                                   ---------       ---------         ---------
   Net cash provided (used) by
      investing activities        $  230,553      $   27,220       ($  202,511)
                                   ---------       ---------         ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions            ($2,322,924)    ($1,865,579)      ($1,221,000)
                                   ---------       ---------         ---------
   Net cash used by financing
   activities                    ($2,322,924)    ($1,865,579)      ($1,221,000)
                                   ---------       ---------         ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS      $   75,317      $  401,018       ($  455,211)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD            569,257         168,239           623,450
                                   ---------       ---------         ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD               $  644,574      $  569,257        $  168,239
                                   =========       =========         =========





                     The accompanying notes are an integral
                  part of these combined financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
GEODYNE PRODUCTION PARTNERSHIP II-C

      We have audited the combined balance sheets of the Geodyne Energy Income Limited Partnership II-C, an Oklahoma limited partnership, and Geodyne Production Partnership II-C, an Oklahoma general partnership, as of December 31, 1997 and 1996 and the related combined statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1997, 1996, and 1995. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-C and Geodyne Production Partnership II-C at December 31, 1997 and 1996 and the combined results of their operations and cash flows for the years ended December 31, 1997, 1996, and 1995, in conformity with generally accepted accounting principles.



                                   //s// Coopers & Lybrand L.L.P.


                                    COOPERS & LYBRAND L.L.P.








Tulsa, Oklahoma
January 30, 1998

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-C
                            Combined Balance Sheets
                          December 31, 1997 and 1996

                                    ASSETS
                                    ------

                                                   1997            1996
                                               ------------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $  358,095      $  387,334
   Accounts receivable:
      Oil and gas sales                            273,399         340,182
      Other                                          1,931            -
                                                 ---------       ---------
      Total current assets                      $  633,425      $  727,516

NET OIL AND GAS PROPERTIES,
   utilizing the successful efforts
   method                                        1,667,269       2,048,879

DEFERRED CHARGE                                    139,621         164,953
                                                 ---------       ---------
                                                $2,440,315      $2,941,348
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $   33,293      $   69,727
   Gas imbalance payable                            22,563          10,386
                                                 ---------       ---------
      Total current liabilities                 $   55,856      $   80,113

ACCRUED LIABILITY                               $   49,647      $   69,148

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($  123,277)    ($  115,619)
   Limited Partners, issued and
      outstanding, 154,621 Units                 2,458,089       2,907,706
                                                 ---------       ---------
      Total Partners' capital                   $2,334,812      $2,792,087
                                                 ---------       ---------
                                                $2,440,315      $2,941,348
                                                 =========       =========




              The accompanying notes are an integral part of these
                         combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-C
                        Combined Statements of Operations
              For the Years Ended December 31, 1997, 1996, and 1995

                                      1997            1996             1995
                                  ----------      ----------       ------------
REVENUES:
   Oil and gas sales, including
      $225,948 of sales to
      related parties in 1995     $1,796,657       $1,925,940       $1,519,937
   Interest income                    11,360            8,460            6,475
   Gain on sale of oil
      and gas properties             156,919           42,354           13,807
   Other income                        1,931             -                -
                                   ---------        ---------        ---------
                                  $1,966,867       $1,976,754       $1,540,219

COSTS AND EXPENSES:
   Lease operating                $  397,402       $  477,750       $  594,932
   Production tax                    130,419          125,174          103,713
   Depreciation, depletion,
      and amortization of oil
      and gas properties             268,219          397,849          664,376
   Impairment provision               66,617             -             245,324
   General and administrative        193,799          214,421          248,883
                                   ---------        ---------        ---------
                                  $1,056,456       $1,215,194       $1,857,228
                                   ---------        ---------        ---------
NET INCOME (LOSS)                 $  910,411       $  761,560      ($  317,009)
                                   =========        =========        =========

GENERAL PARTNER - NET INCOME      $   57,028       $   53,569       $   20,538
                                   =========        =========        =========

LIMITED PARTNERS - NET
   INCOME (LOSS)                  $  853,383       $  707,991      ($  337,547)
                                   =========        =========        =========

NET INCOME (LOSS) per Unit        $     5.52       $     4.58      ($     2.18)
                                   =========        =========        =========

UNITS OUTSTANDING                    154,621          154,621          154,621
                                   =========        =========        =========






                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-C
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 1997, 1996, and 1995

                                  Limited        General
                                  Partners       Partner           Total
                                ------------    ----------     ------------

Balance, Dec. 31, 1994           $4,092,262     ($ 84,153)      $4,008,109
   Net income (loss)            (   337,547)       20,538      (   317,009)
   Cash distributions           (   715,000)    (  36,000)     (   751,000)
                                  ---------       -------        ---------

Balance, Dec. 31, 1995           $3,039,715     ($ 99,615)      $2,940,100
   Net income                       707,991        53,569          761,560
   Cash distributions           (   840,000)    (  69,573)     (   909,573)
                                  ---------       -------        ---------

Balance, Dec. 31, 1996           $2,907,706     ($115,619)      $2,792,087
   Net income                       853,383        57,028          910,411
   Cash distributions           ( 1,303,000)    (  64,686)     ( 1,367,686)
                                  ---------       -------        ---------

Balance, Dec. 31, 1997           $2,458,089     ($123,277)      $2,334,812
                                  =========       =======        =========






              The accompanying notes are an integral part of these
                         combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-C
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 1997, 1996, and 1995

                                     1997             1996            1995
                                 ------------      ------------    ----------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)              $  910,411        $  761,560     ($317,009)
   Adjustments to reconcile
      net income (loss) to
      net cash provided by
      operating activities:
      Depreciation, depletion,
         and amortization of oil
         and gas properties          268,219           397,849       664,376
      Impairment provision            66,617              -          245,324
      Gain on sale of oil
         and gas properties      (   156,919)      (    42,354)    (  13,807)
      (Increase) decrease in
         accounts receivable -
         oil and gas sales            66,783       (    48,817)    (   3,127)
      Increase in accounts
         receivable - other      (     1,931)             -             -
      (Increase) decrease in
         deferred charge              25,332            94,988     (  49,148)
      Increase (decrease) in
         accounts payable        (    36,434)            2,434        10,952
      Increase (decrease) in
         gas imbalance payable        12,177       (    49,506)    (  45,047)
      Increase (decrease) in
         accrued liability       (    19,501)      (    69,510)       16,127
                                   ---------         ---------       -------
   Net cash provided by
      operating activities        $1,134,754        $1,046,644      $508,641
                                   ---------         ---------       -------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures          ($    5,112)      ($    5,076)    ($ 77,297)
   Proceeds from sale of
      oil and gas properties         208,805           172,986        21,108
                                   ---------         ---------       -------
   Net cash provided (used)
      by investing activities     $  203,693        $  167,910     ($ 56,189)
                                   ---------         ---------       -------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions            ($1,367,686)      ($  909,573)    ($751,000)
                                   ---------         ---------       -------
   Net cash used by financing
      activities                 ($1,367,686)      ($  909,573)    ($751,000)
                                   ---------         ---------       -------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS     ($   29,239)       $  304,981     ($298,548)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD            387,334            82,353       380,901
                                   ---------         ---------       -------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD               $  358,095        $  387,334      $ 82,353
                                   =========         =========       =======






                     The accompanying notes are an integral
                  part of these combined financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
GEODYNE PRODUCTION PARTNERSHIP II-D

      We have audited the combined balance sheets of the Geodyne Energy Income Limited Partnership II-D, an Oklahoma limited partnership, and Geodyne Production Partnership II-D, an Oklahoma general partnership, as of December 31, 1997 and 1996 and the related combined statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1997, 1996, and 1995. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-D and Geodyne Production Partnership II-D at December 31, 1997 and 1996 and the combined results of their operations and cash flows for the years ended December 31, 1997, 1996, and 1995, in conformity with generally accepted accounting principles.







                                   //s// Coopers & Lybrand L.L.P.


                                    COOPERS & LYBRAND L.L.P.




Tulsa, Oklahoma
January 30, 1998

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-D
                            Combined Balance Sheets
                          December 31, 1997 and 1996

                                    ASSETS
                                    ------

                                                  1997            1996
                                               ------------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $1,151,142      $  906,737
   Accounts receivable:
      Oil and gas sales                            646,750         793,183
      Other                                         20,267            -
                                                 ---------       ---------
      Total current assets                      $1,818,159      $1,699,920

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 3,417,760       4,390,791

DEFERRED CHARGE                                    544,345         863,139
                                                 ---------       ---------
                                                $5,780,264      $6,953,850
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $   86,058      $  159,967
   Gas imbalance payable                           107,004         118,313
                                                 ---------       ---------
      Total current liabilities                 $  193,062      $  278,280

ACCRUED LIABILITY                               $  239,083      $  266,782

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($  224,003)    ($  218,956)
   Limited Partners, issued and
      outstanding, 314,878 Units                 5,572,122       6,627,744
                                                 ---------       ---------
      Total Partners' capital                   $5,348,119      $6,408,788
                                                 ---------       ---------
                                                $5,780,264      $6,953,850
                                                 =========       =========





              The accompanying notes are an integral part of these
                         combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-D
                        Combined Statements of Operations
              For the Years Ended December 31, 1997, 1996, and 1995

                                       1997            1996            1995
                                   ------------    ------------    ------------
REVENUES:
   Oil and gas sales, including
      $682,346 in sales to
      related parties in 1995      $4,314,154       $4,329,102      $3,901,516
   Interest income                     28,919           16,083          14,424
   Gain on sale of oil
      and gas properties              447,981           80,630          27,963
   Other                               20,267             -               -
                                    ---------        ---------       ---------
                                   $4,811,321       $4,425,815      $3,943,903

COSTS AND EXPENSES:
   Lease operating                 $1,331,185       $1,492,375      $1,854,632
   Production tax                     325,902          308,524         281,612
   Depreciation, depletion,
      and amortization of oil
      and gas properties              689,112          800,433       1,548,167
   Impairment provision               143,957             -            370,172
   General and administrative         397,583          453,882         542,896
                                    ---------        ---------       ---------
                                   $2,887,739       $3,055,214      $4,597,479
                                    ---------        ---------       ---------
NET INCOME (LOSS)                  $1,923,582       $1,370,601     ($  653,576)
                                    =========        =========       =========

GENERAL PARTNER - NET INCOME       $  127,204       $   99,743      $   44,055
                                    =========        =========       =========

LIMITED PARTNERS -
NET INCOME (LOSS)                  $1,796,378       $1,270,858     ($  697,631)
                                    =========        =========       =========

NET INCOME (LOSS) per Unit         $     5.70       $     4.04     ($     2.22)
                                    =========        =========       =========

UNITS OUTSTANDING                     314,878          314,878         314,878
                                    =========        =========       =========






                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-D
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 1997, 1996, and 1995

                                Limited           General
                                Partners          Partner         Total
                              ------------      ----------     ------------

Balance, Dec. 31, 1994         $9,057,517       ($111,528)      $8,945,989
   Net income (loss)          (   697,631)         44,055      (   653,576)
   Cash distributions         ( 1,475,000)      (  76,000)     ( 1,551,000)
                                ---------         -------        ---------

Balance, Dec. 31, 1995         $6,884,886       ($143,473)      $6,741,413
   Net income                   1,270,858          99,743        1,370,601
   Cash distributions         ( 1,528,000)      ( 175,226)     ( 1,703,226)
                                ---------         -------        ---------

Balance, Dec. 31, 1996         $6,627,744       ($218,956)      $6,408,788
   Net income                   1,796,378         127,204        1,923,582
   Cash distributions         ( 2,852,000)      ( 132,251)     ( 2,984,251)
                                ---------         -------        ---------

Balance, Dec. 31, 1997         $5,572,122       ($224,003)      $5,348,119
                                =========         =======        =========






              The accompanying notes are an integral part of these
                         combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-D
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 1997, 1996, and 1995

                                     1997            1996              1995
                                 ------------    ------------      ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)              $1,923,582      $1,370,601       ($  653,576)
   Adjustments to reconcile
      net income (loss) to net
      cash provided by operating
      activities:
      Depreciation, depletion,
         and amortization of oil
         and gas properties          689,112         800,433         1,548,167
      Impairment provision           143,957            -              370,172
      Gain on sale of oil
         and gas properties      (   447,981)    (    80,630)      (    27,963)
      (Increase) decrease in
         accounts receivable -
         oil and gas sales           146,433     (   162,813)           66,975
      Increase in accounts
         receivable - other      (    20,267)           -                 -
      Decrease in deferred
         charge                      318,794          86,088            99,720
      Increase (decrease) in
         accounts payable        (    73,909)         13,159       (    48,428)
      Increase (decrease) in
         gas imbalance payable   (    11,309)            790       (    90,500)
      Increase (decrease) in
         accrued liability       (    27,699)    (    18,638)           62,785
                                   ---------       ---------         ---------
   Net cash provided by
      operating activities        $2,640,713      $2,008,990        $1,327,352
                                   ---------       ---------         ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures          ($   41,889)    ($   22,210)      ($   58,694)
   Proceeds from sale of
      oil and gas properties         629,832         305,815            36,097
                                   ---------       ---------         ---------
   Net cash provided (used)
    by investing activities       $  587,943      $  283,605       ($   22,597)
                                   ---------       ---------         ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions            ($2,984,251)    ($1,703,226)      ($1,551,000)
                                   ---------       ---------         ---------
   Net cash used by financing
      activities                 ($2,984,251)    ($1,703,226)      ($1,551,000)
                                   ---------       ---------         ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS      $  244,405      $  589,369       ($  246,245)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD            906,737         317,368           563,613
                                   ---------       ---------         ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD               $1,151,142      $  906,737        $  317,368
                                   =========       =========         =========






                     The accompanying notes are an integral
                  part of these combined financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
GEODYNE PRODUCTION PARTNERSHIP II-E

      We have audited the combined balance sheets of the Geodyne Energy Income Limited Partnership II-E, an Oklahoma limited partnership, and Geodyne Production Partnership II-E, an Oklahoma general partnership, as of December 31, 1997 and 1996 and the related combined statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1997, 1996, and 1995. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-E and Geodyne Production Partnership II-E at December 31, 1997 and 1996 and the combined results of their operations and cash flows for the years ended December 31, 1997, 1996, and 1995, in conformity with generally accepted accounting principles.


                                   //s// Coopers & Lybrand L.L.P.

                                    COOPERS & LYBRAND L.L.P.



Tulsa, Oklahoma
January 30, 1998

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-E
                            Combined Balance Sheets
                          December 31, 1997 and 1996

                                    ASSETS
                                    ------

                                                   1997            1996
                                               ------------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $  670,777      $  528,765
   Accounts receivable:
      Oil and gas sales                            415,377         512,573
      Other                                            110            -
                                                 ---------       ---------
      Total current assets                      $1,086,264      $1,041,338

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 2,841,080       4,579,160

DEFERRED CHARGE                                    330,531         355,647
                                                 ---------       ---------
                                                $4,257,875      $5,976,145
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $  100,603      $  133,181
   Gas imbalance payable                           171,089         161,181
                                                 ---------       ---------
      Total current liabilities                 $  271,692      $  294,362

ACCRUED LIABILITY                               $   63,625      $   59,234

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($  172,017)    ($  147,595)
   Limited Partners, issued and
      outstanding, 228,821 Units                 4,094,575       5,770,144
                                                 ---------       ---------
      Total Partners' capital                   $3,922,558      $5,622,549
                                                 ---------       ---------
                                                $4,257,875      $5,976,145
                                                 =========       =========





              The accompanying notes are an integral part of these
                         combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-E
                        Combined Statements of Operations
              For the Years Ended December 31, 1997, 1996, and 1995

                                      1997             1996            1995
                                  ------------     ------------    ------------

REVENUES:
   Oil and gas sales, including
      $593,218 sales to
      related parties in 1995      $2,616,003       $2,693,317      $2,297,409
   Interest income                     21,722           10,863           5,942
   Gain on sale of oil
      and gas properties              272,654          117,078          15,120
                                    ---------        ---------       ---------
                                   $2,910,379       $2,821,258      $2,318,471

COSTS AND EXPENSES:
   Lease operating                 $  700,409       $  710,012      $  965,824
   Production tax                     208,912          203,065         182,683
   Depreciation, depletion,
      and amortization of oil
      and gas properties              626,965          728,518       1,358,410
   Impairment provision               992,851             -            465,045
   General and administrative         314,835          417,205         616,305
                                    ---------        ---------       ---------
                                   $2,843,972       $2,058,800      $3,588,267
                                    ---------        ---------       ---------
NET INCOME (LOSS)                  $   66,407       $  762,458     ($1,269,796)
                                    =========        =========       =========

GENERAL PARTNER - NET INCOME       $   66,976       $   66,720      $    9,448
                                    =========        =========       =========

LIMITED PARTNERS -
   NET INCOME (LOSS)              ($      569)      $  695,738     ($1,279,244)
                                    =========        =========       =========

NET INCOME (LOSS) per Unit         $      .00       $     3.04     ($     5.59)
                                    =========        =========       =========

UNITS OUTSTANDING                     228,821          228,821         228,821
                                    =========        =========       =========






                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-E
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 1997, 1996, and 1995

                                 Limited          General
                                 Partners         Partner         Total
                              -------------     ----------    -------------

Balance, Dec. 31, 1994         $7,902,650       ($104,398)     $7,798,252
   Net income (loss)          ( 1,279,244)          9,448     ( 1,269,796)
   Cash distributions         (   530,000)      (  28,000)    (   558,000)
                                ---------         -------       ---------

Balance, Dec. 31, 1995         $6,093,406       ($122,950)     $5,970,456
   Net income                     695,738          66,720         762,458
   Cash distributions         ( 1,019,000)      (  91,365)    ( 1,110,365)
                                ---------         -------       ---------

Balance, Dec. 31, 1996         $5,770,144       ($147,595)     $5,622,549
   Net income                 (       569)         66,976          66,407
   Cash distributions         ( 1,675,000)      (  91,398)    ( 1,766,398)
                                ---------         -------       ---------

Balance, Dec. 31, 1997         $4,094,575       ($172,017)     $3,922,558
                                =========         =======       =========






              The accompanying notes are an integral part of these
                         combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-E
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 1997, 1996, and 1995

                                      1997             1996            1995
                                  ------------     ------------    ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)               $   66,407       $  762,458     ($1,269,796)
   Adjustments to reconcile
      net income (loss) to net
      cash provided by operating
      activities:
      Depreciation, depletion,
         and amortization of oil
         and gas properties           626,965          728,518       1,358,410
      Impairment provision            992,851             -            465,045
      Gain on sale of oil
         and gas properties       (   272,654)     (   117,078)    (    15,120)
      (Increase) decrease in
         accounts receivable -
         oil and gas sales             97,196      (   102,943)    (    54,265)
      Increase in accounts
         receivable - other       (       110)            -               -
      Decrease in deferred
         charge                        25,116           19,098          64,136
      Increase (decrease) in
         accounts payable         (    32,578)          42,789     (     6,685)
      Increase in gas
         imbalance payable              9,908           76,916          42,485
      Increase (decrease) in
         accrued liability              4,391      (    75,049)    (    45,814)
                                    ---------        ---------       ---------
   Net cash provided by
      operating activities         $1,517,492       $1,334,709      $  538,396
                                    ---------        ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures           ($   40,623)     ($   70,806)    ($   82,764)
   Proceeds from sale of
      oil and gas properties          431,541          174,185          43,062
                                    ---------        ---------       ---------
Net cash provided (used) by
   investing activities            $  390,918       $  103,379     ($   39,702)
                                    ---------        ---------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions             ($1,766,398)     ($1,110,365)    ($  558,000)
                                    ---------        ---------       ---------
   Net cash used by financing
      activities                  ($1,766,398)     ($1,110,365)    ($  558,000)
                                    ---------        ---------       ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS       $  142,012       $  327,723     ($   59,306)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD             528,765          201,042         260,348
                                    ---------        ---------       ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                $  670,777       $  528,765      $  201,042
                                    =========        =========       =========






                     The accompanying notes are an integral
                  part of these combined financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
GEODYNE PRODUCTION PARTNERSHIP II-F

      We have audited the combined balance sheets of the Geodyne Energy Income Limited Partnership II-F, an Oklahoma limited partnership, and Geodyne Production Partnership II-F, an Oklahoma general partnership, as of December 31, 1997 and 1996 and the related combined statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1997, 1996, and 1995. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-F and Geodyne Production Partnership II-F at December 31, 1997 and 1996 and the combined results of their operations and cash flows for the years ended December 31, 1997, 1996, and 1995, in conformity with generally accepted accounting principles.



                                   //s// Coopers & Lybrand L.L.P.


                                    COOPERS & LYBRAND L.L.P.









Tulsa, Oklahoma
January 30, 1998

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-F
                            Combined Balance Sheets
                          December 31, 1997 and 1996

                                    ASSETS
                                    ------

                                                   1997            1996
                                               ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                    $  741,852      $  441,903
   Accounts receivable:
      Oil and gas sales                            334,094         429,839
      General Partner                                 -             15,285
      Other                                             43            -
                                                 ---------       ---------
      Total current assets                      $1,075,989      $  887,027

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 2,432,033       4,353,347

DEFERRED CHARGE                                     56,867          71,703
                                                 ---------       ---------
                                                $3,564,889      $5,312,077
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $   64,348      $   42,918
   Gas imbalance payable                            25,184          31,577
                                                 ---------       ---------
      Total current liabilities                 $   89,532      $   74,495

ACCRUED LIABILITY                               $   27,907      $   28,322

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($  143,355)    ($  105,914)
   Limited Partners, issued and
      outstanding, 171,400 Units                 3,590,805       5,315,174
                                                 ---------       ---------
      Total Partners' capital                   $3,447,450      $5,209,260
                                                 ---------       ---------
                                                $3,564,889      $5,312,077
                                                 =========       =========





              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-F
                        Combined Statements of Operations
              For the Years Ended December 31, 1997, 1996, and 1995

                                      1997             1996           1995
                                  ------------      ----------     -----------
REVENUES:
   Oil and gas sales, including
      $367,527 of sales to
      related parties in 1995     $2,191,389        $2,433,313      $2,028,592
   Interest income                    17,447            14,218           9,818
   Gain on sale of oil
      and gas properties             557,746           122,579          27,433
                                   ---------         ---------       ---------
                                  $2,766,582        $2,570,110      $2,065,843

COSTS AND EXPENSES:
   Lease operating                $  396,093        $  485,892      $  522,525
   Production tax                    150,372           158,092         139,134
   Depreciation, depletion,
      and amortization of oil
      and gas properties             409,001           531,040       1,036,058
   Impairment provision            1,377,160              -            312,270
   General and administrative        204,398           206,749         200,801
                                   ---------         ---------       ---------
                                  $2,537,024        $1,381,773      $2,210,788
                                   ---------         ---------       ---------
NET INCOME (LOSS)                 $  229,558        $1,188,337     ($  144,945)
                                   =========         =========       =========

GENERAL PARTNER - NET INCOME      $   81,927        $   79,948      $   46,686
                                   =========         =========       =========

LIMITED PARTNERS - NET INCOME
  (LOSS)                          $  147,631        $1,108,389     ($  191,631)
                                   =========         =========       =========

NET INCOME (LOSS) per Unit        $      .86        $     6.47     ($     1.12)
                                   =========         =========       =========

UNITS OUTSTANDING                    171,400           171,400         171,400
                                   =========         =========       =========






                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-F
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 1997, 1996, and 1995


                                   Limited         General
                                   Partners        Partner         Total
                                 ------------     ---------    ------------

Balance, Dec. 31, 1994            $6,898,416      ($ 80,063)    $6,818,353
   Net income (loss)             (   191,631)        46,686    (   144,945)
   Cash distributions            ( 1,015,000)     (  51,000)   ( 1,066,000)
                                   ---------        -------      ---------

Balance, Dec. 31, 1995            $5,691,785      ($ 84,377)    $5,607,408
   Net income                      1,108,389         79,948      1,188,337
   Cash distributions            ( 1,485,000)     ( 101,485)   ( 1,586,485)
                                   ---------        -------      ---------

Balance, Dec. 31, 1996            $5,315,174      ($105,914)    $5,209,260
   Net income                        147,631         81,927        229,558
   Cash distributions            ( 1,872,000)     ( 119,368)   ( 1,991,368)
                                   ---------        -------      ---------

Balance, Dec. 31, 1997            $3,590,805      ($143,355)    $3,447,450
                                   =========        =======      =========






              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-F
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 1997, 1996, and 1995

                                      1997             1996            1995
                                  ------------     ------------    ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)               $  229,558       $1,188,337     ($  144,945)
   Adjustments to reconcile
      net income (loss) to
      net cash provided by
      operating activities:
      Depreciation, depletion,
          and amortization of oil
          and gas properties          409,001          531,040       1,036,058
      Impairment provision          1,377,160             -            312,270
      Gain on sale of oil
          and gas properties      (   557,746)     (   122,579)    (    27,433)
      (Increase) decrease in
          accounts receivable -
          oil and gas sales            95,745      (    77,366)    (    30,509)
      (Increase) decrease in
          accounts receivable
          - general partner            15,285      (    15,285)           -
      Increase in accounts
          receivable - other      (        43)            -               -
      (Increase) decrease in
          deferred charge              14,836           47,412     (    20,864)
      Increase (decrease) in
          accounts payable             21,430      (    36,430)         13,954
      Increase (decrease) in
          gas imbalance payable   (     6,393)           8,204     (    20,210)
      Increase (decrease) in
          accrued liability       (       415)           4,992     (    16,772)
                                    ---------        ---------       ---------
   Net cash provided by
      operating activities         $1,598,418       $1,528,325      $1,101,549
                                    ---------        ---------       ---------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures           ($   65,635)     ($   11,332)    ($   18,171)
   Proceeds from sale of
      oil and gas properties          758,534          185,579          71,041
                                    ---------        ---------       ---------
Net cash provided by
   investing activities            $  692,899       $  174,247      $   52,870
                                    ---------        ---------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions             ($1,991,368)     ($1,586,485)    ($1,066,000)
                                    ---------        ---------       ---------
   Net cash used by financing
      activities                  ($1,991,368)     ($1,586,485)    ($1,066,000)
                                    ---------        ---------       ---------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS            $  299,949       $  116,087      $   88,419

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD             441,903          325,816         237,397
                                    ---------        ---------       ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                $  741,852       $  441,903      $  325,816
                                    =========        =========       =========






                     The accompanying notes are an integral
                  part of these combined financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
GEODYNE PRODUCTION PARTNERSHIP II-G

      We have audited the combined balance sheets of the Geodyne Energy Income Limited Partnership II-G, an Oklahoma limited partnership, and Geodyne Production Partnership II-G, an Oklahoma general partnership, as of December 31, 1997 and 1996 and the related combined statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1997, 1996, and 1995. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-G and Geodyne Production Partnership II-G at December 31, 1997 and 1996 and the combined results of their operations and cash flows for the years ended December 31, 1997, 1996, and 1995, in conformity with generally accepted accounting principles.



                                   //s// Coopers & Lybrand L.L.P.


                                    COOPERS & LYBRAND L.L.P.









Tulsa, Oklahoma
January 30, 1998

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-G
                            Combined Balance Sheets
                          December 31, 1997 and 1996

                                    ASSETS
                                    ------

                                                 1997             1996
                                             ------------     -------------
CURRENT ASSETS:
   Cash and cash equivalents                  $1,564,325       $   932,165
   Accounts receivable:
      Oil and gas sales                          710,336           911,439
      General Partner                               -               34,620
                                               ---------        ----------
      Total current assets                    $2,274,661       $ 1,878,224

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               5,237,082         9,542,790

DEFERRED CHARGE                                  123,977           155,718
                                               ---------        ----------
                                              $7,635,720       $11,576,732
                                               =========        ==========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                           $  135,761       $    93,647
   Gas imbalance payable                          57,250            71,995
                                               ---------        ----------
      Total current liabilities               $  193,011       $   165,642

ACCRUED LIABILITY                             $   64,109       $    56,912

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  312,392)     ($   244,312)
   Limited Partners, issued and
      outstanding, 372,189 Units               7,690,992        11,598,490
                                               ---------        ----------
      Total Partners' capital                 $7,378,600       $11,354,178
                                               ---------        ----------
                                              $7,635,720       $11,576,732
                                               =========        ==========






              The accompanying notes are an integral part of these
                         combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-G
                        Combined Statements of Operations
              For the Years Ended December 31, 1997, 1996, and 1995

                                       1997          1996             1995
                                    ----------     ----------     ----------
REVENUES:
   Oil and gas sales, including
      $776,211 of sales to
      related parties 1995          $4,670,245     $5,158,799      $4,348,087
   Interest income                      37,746         29,659          20,378
   Gain on sale of oil
      and gas properties             1,226,822        225,341          51,339
                                     ---------      ---------      ----------

                                    $5,934,813     $5,413,799      $4,419,804

COSTS AND EXPENSES:
   Lease operating                  $  859,059     $1,048,439      $1,152,908
   Production tax                      326,663        337,815         302,449
   Depreciation, depletion,
      and amortization of oil
      and gas properties               916,396      1,163,236       2,306,915
   Impairment provision              3,101,656           -            839,228
   General and administrative          443,590        448,345         437,613
                                     ---------      ---------       ---------
                                    $5,647,364     $2,997,835      $5,039,113
                                     ---------      ---------       ---------

NET INCOME (LOSS)                   $  287,449     $2,415,964     ($  619,309)
                                     =========      =========       =========

GENERAL PARTNER - NET INCOME        $  172,947     $  165,845      $   94,880
                                     =========      =========       =========

LIMITED PARTNERS - NET INCOME
(LOSS)                              $  114,502     $2,250,119     ($  714,189)
                                     =========      =========       =========

NET INCOME (LOSS) per Unit          $      .31     $     6.05     ($     1.92)
                                     =========      =========       =========

UNITS OUTSTANDING                      372,189        372,189         372,189
                                     =========      =========       =========






                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-G
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 1997, 1996, and 1995


                                 Limited         General
                                 Partners        Partner          Total
                              ------------      ----------    -------------

Balance, Dec. 31, 1994         $15,313,560      ($181,500)     $15,132,060
   Net income (loss)          (    714,189)        94,880     (    619,309)
   Cash distributions         (  2,160,000)     ( 111,000)    (  2,271,000)
                                ----------        -------       ----------

Balance, Dec. 31, 1995         $12,439,371      ($197,620)     $12,241,751
   Net income                    2,250,119        165,845        2,415,964
   Cash distributions         (  3,091,000)     ( 212,537)    (  3,303,537)
                                ----------        -------       ----------

Balance, Dec. 31, 1996         $11,598,490      ($244,312)     $11,354,178
   Net income                      114,502        172,947          287,449
   Cash distributions         (  4,022,000)     ( 241,027)    (  4,263,027)
                                ----------        -------       ----------

Balance, Dec. 31, 1997         $ 7,690,992      ($312,392)     $ 7,378,600
                                ==========        =======       ==========






              The accompanying notes are an integral part of these
                         combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-G
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 1997, 1996, and 1995

                                    1997            1996              1995
                                ------------    ------------      ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)             $  287,449      $2,415,964       ($  619,309)
   Adjustments to reconcile
      net income (loss) to
      net cash provided by
         operating activities:
      Depreciation, depletion,
         and amortization of oil
         and gas properties         916,396       1,163,236         2,306,915
      Impairment provision        3,101,656             -             839,228
      Gain on sale of oil
         and gas properties     ( 1,226,822)    (   225,341)      (    51,339)
      (Increase) decrease in
        accounts receivable -
        general partner              34,620     (    34,620)             -
      (Increase) decrease in
         accounts receivable -
        oil and gas sales           201,103     (   162,982)      (    60,518)
      (Increase) decrease in
         deferred charge             31,741         101,656       (    38,296)
      Increase (decrease) in
         accounts payable            42,114     (    82,448)           36,125
      Increase (decrease) in
         gas imbalance payable  (    14,745)         21,494       (    43,913)
      Increase (decrease) in
         accrued liability            7,197           6,110       (    39,539)
                                  ---------       ---------         ---------
  Net cash provided by
   operating activities          $3,380,709      $3,203,069        $2,329,354
                                  ---------       ---------         ---------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures         ($  143,657)    ($   27,441)      ($   40,899)
   Proceeds from sale of
      oil and gas properties      1,658,135         398,153           152,349
                                  ---------       ---------         ---------
   Net cash provided by
      investing activities       $1,514,478      $  370,712        $  111,450
                                  ---------       ---------         ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions           ($4,263,027)    ($3,303,537)      ($2,271,000)
                                  ---------       ---------         ---------
   Net cash used by financing
      activities                ($4,263,027)    ($3,303,537)      ($2,271,000)
                                  ---------       ---------         ---------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS          $  632,160      $  270,244        $  169,804

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD           932,165         661,921           492,117
                                  ---------       ---------         ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD              $1,564,325      $  932,165        $  661,921
                                  =========       =========         =========






                     The accompanying notes are an integral
                  part of these combined financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
GEODYNE PRODUCTION PARTNERSHIP II-H

      We have audited the combined balance sheets of the Geodyne Energy Income Limited Partnership II-H, an Oklahoma limited partnership, and Geodyne Production Partnership II-H, an Oklahoma general partnership, as of December 31, 1997 and 1996 and the related combined statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1997, 1996, and 1995. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-H and Geodyne Production Partnership II-H at December 31, 1997 and 1996 and the combined results of their operations and cash flows for the years ended December 31, 1997, 1996, and 1995, in conformity with generally accepted accounting principles.



                                   //s// Coopers & Lybrand L.L.P.


                                    COOPERS & LYBRAND L.L.P.





Tulsa, Oklahoma
January 30, 1998

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-H
                            Combined Balance Sheets
                          December 31, 1997 and 1996

                                    ASSETS
                                    ------

                                                   1997            1996
                                               ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                    $  364,502      $  221,484
   Accounts receivable:
      Oil and gas sales                            168,833         216,574
      General Partner                                 -              9,151
                                                 ---------       ---------
      Total current assets                      $  533,335      $  447,209

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                $1,225,295       2,304,814

DEFERRED CHARGE                                     29,519          38,222
                                                 ---------       ---------
                                                $1,788,149      $2,790,245
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $   31,925      $   23,354
   Gas imbalance payable                            13,149          16,547
                                                 ---------       ---------
      Total current liabilities                 $   45,074      $   39,901

ACCRUED LIABILITY                               $   14,648      $   14,139

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($   78,796)    ($   58,835)
   Limited Partners, issued and
      outstanding, 91,711 Units                  1,807,223       2,795,040
                                                 ---------       ---------
      Total Partners' capital                   $1,728,427      $2,736,205
                                                 ---------       ---------
                                                $1,788,149      $2,790,245
                                                 =========       =========






              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-H
                        Combined Statements of Operations
              For the Years Ended December 31, 1997, 1996, and 1995

                                      1997              1996            1995
                                   ----------       ------------    ------------
REVENUES:
   Oil and gas sales, including
      $182,878 of sales to related
      parties in 1995               $1,119,734       $1,230,222      $1,042,735
   Interest income                       8,764            6,728           4,721
   Gain on sale of
      oil and gas properties           286,788           51,909          11,436
                                     ---------        ---------       ---------

                                    $1,415,286       $1,288,859      $1,058,892

COSTS AND EXPENSES:
   Lease operating                  $  209,123       $  257,850      $  284,635
   Production tax                       80,919           81,540          74,349
   Depreciation, depletion,
      and amortization of oil
      and gas properties               202,115          280,796         550,384
   Impairment provision                785,220             -            259,808
   General and administrative          109,301          110,738         107,236
                                     ---------        ---------       ---------
                                    $1,386,678       $  730,924      $1,276,412
                                     ---------        ---------       ---------
NET INCOME (LOSS)                   $   28,608       $  557,935     ($  217,520)
                                     =========        =========       =========

GENERAL PARTNER - NET INCOME        $   40,425       $   38,792      $   21,532
                                     =========        =========       =========

LIMITED PARTNERS - NET INCOME
(LOSS)                             ($   11,817)      $  519,143     ($  239,052)
                                     =========        =========       =========

NET INCOME (LOSS) per Unit         ($      .13)      $     5.66     ($     2.61)
                                     =========        =========       =========

UNITS OUTSTANDING                       91,711           91,711          91,711
                                     =========        =========       =========






                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-H
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 1997, 1996, and 1995


                                   Limited         General
                                   Partners        Partner         Total
                                 ------------     ---------    ------------

Balance, Dec. 31, 1994            $3,756,949      ($42,167)     $3,714,782
   Net income (loss)             (   239,052)      $21,532     (   217,520)
   Cash distributions            (   515,000)     ( 27,000)    (   542,000)
                                   ---------        ------       ---------

Balance, Dec. 31, 1995            $3,002,897      ($47,635)     $2,955,262
   Net income                        519,143        38,792         557,935
   Cash distributions            (   727,000)     ( 49,992)    (   776,992)
                                   ---------        ------       ---------

Balance, Dec. 31, 1996            $2,795,040      ($58,835)     $2,736,205
   Net income (loss)             (    11,817)       40,425          28,608
   Cash distributions            (   976,000)     ( 60,386)    ( 1,036,386)
                                   ---------        ------       ---------

Balance, Dec. 31, 1997            $1,807,223      ($78,796)     $1,728,427
                                   =========        ======       =========






                     The accompanying notes are an integral
                  part of these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-H
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 1997, 1996, and 1995

                                           1997            1996          1995
                                       ------------     ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                    $   28,608       $557,935     ($217,520)
   Adjustments to reconcile
      net income (loss) to net
      cash provided by operating
      activities:
      Depreciation, depletion,
         and amortization of oil
         and gas properties                202,115        280,796       550,384
      Impairment provision                 785,220           -          259,808
      Gain on sale of oil
         and gas properties            (   286,788)     (  51,909)    (  11,436)
      (Increase) decrease in
         accounts receivable -
         oil and gas sales                  47,741      (  37,069)    (  12,671)
      (Increase) decrease in
        accounts receivable -
        general partner                      9,151      (   9,151)         -
      (Increase) decrease in
         deferred charge                     8,703         23,840     (  12,223)
      Increase (decrease) in
         accounts payable                    8,571      (  22,050)       11,408
      Increase (decrease) in gas
         imbalance payable             (     3,398)         5,336     (   7,479)
      Increase (decrease) in
         accrued liability                     509          1,360     (   9,902)
                                         ---------        -------       -------
  Net cash provided by
   operating activities                 $  800,432       $749,088      $550,369
                                         ---------        -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                ($   35,978)     ($  6,306)    ($ 10,563)
   Proceeds from sale of
      oil and gas properties               414,950         96,882        36,904
                                         ---------        -------       -------
Net cash provided by
   investing activities                 $  378,972       $ 90,576      $ 26,341
                                         ---------        -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Cash distributions                  ($1,036,386)     ($776,992)    ($542,000)
                                         ---------        -------       -------
   Net cash used by financing
      activities                       ($1,036,386)     ($776,992)    ($542,000)
                                         ---------        -------       -------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS                 $  143,018       $ 62,672      $ 34,710

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD               $  221,484        158,812       124,102
                                         ---------        -------       -------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                     $  364,502       $221,484      $158,812
                                         =========        =======       =======





                     The accompanying notes are an integral
                  part of these combined financial statements.

                       GEODYNE ENERGY INCOME PROGRAM II
                    Notes to Combined Financial Statements
             For the Years Ended December 31, 1997, 1996, and 1995

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Operations

      The Geodyne Energy Income Limited Partnerships (the "Partnerships") were formed pursuant to a public offering of depositary units ("Units"). Upon formation, investors became limited partners (the "Limited Partners") and held Units issued by each Partnership. Geodyne Resources, Inc. is the general partner of each Partnership. Each Partnership is a general partner in the related Geodyne Production Partnership (the "Production Partnership") in which Geodyne Resources, Inc. serves as the managing partner. Limited Partner capital contributions were contributed to the related Production Partnerships for investment in producing oil and gas properties. The Partnerships were activated on the following dates with the following Limited Partner capital contributions.

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

      The Partnerships will terminate on December 31, 2001 in accordance with the partnership agreements for the Partnerships. However, such partnership agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of these financial statements, the General Partner has not determined whether to extend the term of any Partnership.

      For purposes of these financial statements, the Partnerships and Production Partnerships are collectively referred to as the "Partnerships" and the general partner and managing partner are collectively referred to as the "General Partner".

      An affiliate of the General Partner owned the following Units at December 31, 1997:

                         Number of           Percent of
      Partnership       Units Owned       Outstanding Units
      -----------       -----------       -----------------
         II-A              61,201              12.6%
         II-B              52,156              14.4%
         II-C              28,773              18.6%
         II-D              37,396              11.9%
         II-E              31,344              13.7%
         II-F              22,820              13.3%
         II-G              37,751              10.1%
         II-H              12,428              13.6%

      The Partnerships' sole business is the development and production of oil and gas. Substantially all of the Partnerships' gas reserves are being sold regionally on the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines.


      Allocation of Costs and Revenues

      The combination of the allocation provisions in each Partnership's limited partnership agreement and each Production Partnership's partnership agreement (collectively, the "Partnership Agreement") results in allocations of costs and income between the Limited Partners and General Partner as follows:

                                Before Payout(1)         After Payout(1)
                              ------------------      ------------------
                              General     Limited     General     Limited
                              Partner     Partners    Partner     Partners
                              --------    --------    --------    --------
        Costs(2)
------------------------
Sales commissions, pay-
  ment for organization
  and offering costs
  and management fee            1%          99%           -           -
Property acquisition
  costs                         1%          99%           1%         99%
Identified development
  drilling                      1%          99%           1%         99%
Development drilling(3)         5%          95%          15%         85%
General and administra-
  tive costs, direct
  administrative costs
  and operating costs(3)        5%          95%          15%         85%

        Income(2)
-----------------------
Temporary investments of
  Limited Partners'
  subscriptions                 1%          99%           1%         99%
Income from oil and gas
  production(3)                 5%          95%          15%         85%
Gain on sale of produc-
  ing properties(3)             5%          95%          15%         85%
All other income(3)             5%          95%          15%         85%

----------

(1) Payout occurs when total distributions to Limited Partners equal total original Limited Partner subscriptions.
(2) The allocations in the table result generally from the combined effect of the allocation provisions in the Partnership Agreements. For example, the costs incurred in development drilling are allocated 95.9596% to the limited partnership and 4.0404% to the managing partner. The 95.9596% portion of these costs allocated to the limited partnership, when passed through the limited partnership, is further allocated 99% to the limited partners and 1% to the general partner. In this manner the Limited
      Partners are allocated 95% of such costs and the General Partner is allocated 5% of such costs.
(3) If at payout, the Limited Partners have received distributions at an annual rate less than 12% of their subscriptions, the percentage of income and costs allocated to the general partner and managing partner will increase to only 10% and the Limited Partners will decrease to only 90%. Thereafter, if the distribution to Limited Partners reaches an average annual rate of 12% the allocation will change to 15% to the general partner and managing partner and 85% to the Limited Partners.


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

      Depletion of the cost of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the units-of-production method. The Partnerships' calculation of depreciation, depletion, and amortization includes estimated dismantlement and abandonment costs, net of estimated salvage values. The depreciation, depletion, and amortization rates per equivalent barrel of oil produced during the years ended December 31, 1997, 1996, and 1995 were as follows:

            Partnership       1997        1996        1995
            -----------       -----       -----       -----

               II-A           $2.19       $3.05       $4.44
               II-B            2.26        3.82        5.09
               II-C            2.24        2.86        4.45
               II-D            2.29        2.36        3.81
               II-E            3.62        3.69        6.18
               II-F            2.87        3.05        5.29
               II-G            3.01        3.14        5.48
               II-H            2.78        3.14        5.40

      When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are retired or sold, the difference between asset cost and salvage value is charged or credited to accumulated depreciation.

      The Partnerships follow the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and Assets Held for Disposal," which is intended to establish more consistent accounting standards for measuring the recoverability of long-lived assets. SFAS No. 121 requires successful efforts companies, like the Partnerships, to evaluate the recoverability of the carrying costs of their proved oil and gas properties at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of oil and gas properties. With respect to the Partnerships' oil and gas properties, this evaluation was performed for each field. SFAS No. 121 provides that if the unamortized costs of oil and gas properties exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. During 1997, 1996, and 1995, the Partnerships recorded the following non-cash charges against earnings (impairment provisions) pursuant to SFAS No. 121:

            Partnership         1997           1996           1995
            -----------       --------       --------       --------
                 II-A         $223,943       $   -          $994,919
                 II-B          134,003           -           450,601
                 II-C           36,163           -           245,324
                 II-D          143,957           -           370,172
                 II-E          317,979           -           465,045
                 II-F          208,255           -           312,270
                 II-G          489,672           -           839,228
                 II-H          125,223           -           259,808

      In addition, during 1997 the General Partner determined that the Partnerships' unproved properties would be uneconomic to develop and, therefore, of little or no value. This determination was based on an evaluation by the General Partner that it is unlikely that these unproved properties would be developed due to the low oil and gas prices received over the last several years and provisions in the Partnership Agreements which limit the level of permissible drilling activity. As a result of this determination, the Partnerships recorded the following non-cash charges against earnings at March 31, 1997 in order to reflect the writing-off of the Partnerships' unproved properties:

                  Partnership               Amount
                  -----------             ----------
                    II-A                  $  460,333
                    II-B                     396,985
                    II-C                      30,454
                    II-D                        -
                    II-E                     674,872
                    II-F                   1,168,905
                    II-G                   2,611,984
                    II-H                     659,997

      Deferred Charge

      The Deferred Charge represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average of the annual production costs per Mcf. At December 31, 1997 and 1996, cumulative total gas sales volumes for underproduced wells were less than the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                                1997                      1996
                        -------------------       --------------------
      Partnership          Mcf         Amount        Mcf        Amount
      -----------       --------      --------    ---------    ---------

         II-A           980,457       $911,041    1,102,450    $948,217
         II-B           174,919        169,811      183,942     160,103
         II-C           207,801        139,621      249,967     164,953
         II-D           783,455        544,345      987,573     863,139
         II-E           393,724        330,531      393,284     355,647
         II-F            97,126         56,867      125,994      71,703
         II-G           210,451        123,977      269,269     155,718
         II-H            49,537         29,519       65,248      38,222

      Accrued Liability

      The Accrued Liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf. At December 31, 1997 and 1996, cumulative total gas sales volumes for overproduced wells exceeded the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                               1997                     1996
                        --------------------      -------------------
      Partnership         Mcf        Amount         Mcf       Amount
      -----------       -------     --------      -------    --------

         II-A           169,016     $157,050      184,494    $158,683
         II-B            91,182       88,519       99,033      86,198
         II-C            73,891       49,647      104,786      69,148
         II-D           344,104      239,083      305,243     266,782
         II-E            75,789       63,625       65,503      59,234
         II-F            47,663       27,907       49,767      28,322
         II-G           108,825       64,109       98,412      56,912
         II-H            24,581       14,648       24,136      14,139


      Oil and Gas Sales and Gas Imbalance Payable

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. This also reflects the price for which the Partnerships are currently settling this liability. At December 31, 1997 and 1996 total sales exceeded the Partnerships' share of estimated total gas reserves as follows:

                                1997                    1996
                        -------------------     -------------------
      Partnership         Mcf        Amount       Mcf         Amount
      -----------       -------     --------    -------     ---------
         II-A            94,694     $142,043     67,662     $101,493
         II-B            16,447       24,671     11,370       17,055
         II-C            15,042       22,563      6,924       10,386
         II-D            71,336      107,004     78,875      118,313
         II-E           114,059      171,089    107,454      161,181
         II-F            16,789       25,184     21,051       31,577
         II-G            38,167       57,250     47,997       71,995
         II-H             8,766       13,149     11,031       16,547


These amounts were recorded as gas imbalance payables in accordance with the sales method. These gas imbalance payables will be settled by either gas production by the underproduced party in excess of current estimates of total gas reserves for the well or by a negotiated or contractual payment to the underproduced party.


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

2.    TRANSACTIONS WITH RELATED PARTIES

      The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the Partnerships, based on an allocation of actual costs incurred by the General Partner. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The General Partner believes this allocation method is reasonable. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative overhead costs for the years ended December 31, 1997, 1996, and 1995:

            Partnership         1997          1996         1995
            -----------       --------      --------     --------

               II-A           $509,772      $509,772     $509,772
               II-B            380,760       380,760      380,760
               II-C            162,756       162,756      162,756
               II-D            331,452       331,452      331,452
               II-E            240,864       240,864      240,864
               II-F            180,420       180,420      180,420
               II-G            391,776       391,776      391,776
               II-H             96,540        96,540       96,540


      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with these activities, together with any compressor rentals, consulting, or other services provided. Such charges are comparable to third party charges in the area where the wells are located and are the same as charged to other working interest owners in the wells.

      During 1995 the Partnerships sold gas at market prices to El Paso Energy Marketing Company, formerly known as Premier Gas Company ("El Paso"). El Paso, like other similar gas marketing firms, then resold such gas to third parties at market prices. El Paso was an affiliate of the Partnerships until December 6, 1995. The following table summarizes the total amount of the Partnerships' sales to El Paso during 1995:

                           Partnership            1995
                           -----------          --------

                              II-A              $825,515
                              II-B               374,717
                              II-C               225,948
                              II-D               682,346
                              II-E               593,218
                              II-F               367,527
                              II-G               776,211
                              II-H               182,878

There were no sales made by the Partnerships to affiliates or related parties during 1997 or 1996.



3.    MAJOR CUSTOMERS

      The following table sets forth purchasers who individually accounted for ten percent or more of the Partnerships' combined oil and gas sales for the years ended December 31, 1997, 1996, and 1995:

Partnership               Purchaser                     Percentage
-----------       ------------------------          ---------------------
                                                    1997      1996     1995
                                                    -----     -----    -----

   II-A           El Paso                           29.7%     23.5%    17.7%
                  Amoco Production Company
                    ("Amoco")                       14.8%     14.7%    14.3%
                  Hallwood Petroleum, Inc.
                    ("Hallwood')                    12.1%     13.9%    15.5%
                  J-O'B Operating ("J-O'B")           -       10.6%      -

   II-B           El Paso                           31.8%     22.5%    11.7%
                  Hallwood                          16.3%     18.1%    21.0%
                  Amoco                               -       11.0%      -
                  J-O'B                               -       11.0%      -

   II-C           El Paso                           29.3%     24.5%    14.9%
                  Amoco                               -       10.5%      -

   II-D           El Paso                           22.8%     19.1%    17.5%

   II-E           El Paso                           41.3%     30.8%    25.8%

   II-F           El Paso                           24.5%     22.4%    18.1%
                  Texaco Exploration and
                    Production, Inc.
                    ("Texaco")                      11.1%     12.5%    14.1%

   II-G           El Paso                           24.3%     22.4%    17.9%
                  Texaco                            11.1%     12.6%    13.9%

   II-H           El Paso                           23.9%     22.1%    17.5%
                  Texaco                            11.1%     12.7%    13.7%


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

      Capitalized Costs

      The   capitalized   costs   and   accumulated   depreciation,   depletion,
amortization, and valuation allowance at December 31, 1997 and 1996 were as follows:

                                II-A Partnership
                                ---------------

                                              1997              1996
                                          -------------     -------------

      Proved properties                    $31,785,611       $31,896,851
      Unproved properties,
         not subject to
         depreciation,
         depletion, and
         amortization                             -              461,419
                                            ----------        ----------
                                           $31,785,611       $32,358,270

      Less accumulated
         depreciation,
         depletion, amorti-
         zation, and valua-
         tion allowance                   ( 26,890,758)     ( 26,187,477)
                                            ----------        ----------
            Net oil and gas
               properties                  $ 4,894,853      $  6,170,793
                                            ==========        ==========

                               II-B Partnership
                                ---------------

                                              1997              1996
                                          -------------     -------------

      Proved properties                    $21,746,216       $21,846,398
      Unproved properties,
         not subject to
         depreciation,
         depletion, and
         amortization                             -              396,985
                                            ----------        ----------
                                           $21,746,216       $22,243,383
      Less accumulated
         depreciation,
         depletion, amorti-
         zation, and valua-
         tion allowance                   ( 18,711,058)     ( 18,102,974)
                                            ----------        ----------
            Net oil and gas
               properties                  $ 3,035,158       $ 4,140,409
                                            ==========        ==========


                               II-C Partnership
                               ----------------

                                              1997              1996
                                          -------------     -------------

      Proved properties                    $9,809,210        $10,268,834
      Unproved properties,
         not subject to
         depreciation,
         depletion, and
         amortization                            -                30,441
                                            ---------         ----------
                                           $9,809,210        $10,299,275

      Less accumulated
         depreciation,
         depletion, amorti-
         zation, and valua-
         tion allowance                   ( 8,141,941)      (  8,250,396)
                                            ---------         ----------
            Net oil and gas
               properties                  $1,667,269        $ 2,048,879
                                            =========         ==========

                                II-D Partnership
                               ----------------

                                              1997              1996
                                          -------------     -------------

      Proved properties                    $18,171,159       $20,297,277
      Unproved properties,
         not subject to
         depreciation,
         depletion, and
         amortization                             -                   16
                                            ----------        ----------
                                           $18,171,159       $20,297,293
      Less accumulated
         depreciation,
         depletion, amorti-
         zation, and valua-
         tion allowance                   ( 14,753,399)     ( 15,906,502)
                                            ----------        ----------
            Net oil and gas
               properties                  $ 3,417,760       $ 4,390,791
                                            ==========        ==========


                               II-E Partnership
                               ----------------

                                              1997              1996
                                          -------------     -------------

      Proved properties                    $15,543,068       $16,396,307
      Unproved properties,
         not subject to
         depreciation,
         depletion, and
         amortization                             -              680,978
                                            ----------        ----------
                                           $15,543,068       $17,077,285
      Less accumulated
         depreciation,
         depletion, amorti-
         zation, and valua-
         tion allowance                   ( 12,701,988)     ( 12,498,125)
                                            ----------        ----------
            Net oil and gas
               properties                  $ 2,841,080       $ 4,579,160
                                            ==========        ==========

                                II-F Partnership
                               ----------------

                                              1997              1996
                                          -------------     -------------

      Proved properties                    $11,773,778       $11,884,071
      Unproved properties,
         not subject to
         depreciation,
         depletion, and
         amortization                             -            1,168,905
                                            ----------        ----------
                                           $11,773,778       $13,052,976
      Less accumulated
         depreciation,
         depletion, amorti-
         zation, and valua-
         tion allowance                   (  9,341,745)     (  8,699,629)
                                            ----------        ----------
            Net oil and gas
               properties                  $ 2,432,033       $ 4,353,347
                                            ==========        ==========


                               II-G Partnership
                               ----------------

                                              1997              1996
                                          -------------     -------------

      Proved properties                    $25,132,939       $25,536,919
      Unproved properties,
         not subject to
         depreciation,
         depletion, and
         amortization                             -            2,612,125
                                            ----------        ----------
                                           $25,132,939       $28,149,044
      Less accumulated
         depreciation,
         depletion, amorti-
         zation, and valua-
         tion allowance                   ( 19,895,857)     ( 18,606,254)
                                            ----------        ----------
            Net oil and gas
               properties                  $ 5,237,082       $ 9,542,790
                                            ==========        ==========

                               II-H Partnership
                               ----------------

                                              1997              1996
                                          -------------     -------------

      Proved properties                    $6,025,649        $6,239,240
      Unproved properties,
         not subject to
         depreciation,
         depletion, and
         amortization                            -              660,832
                                            ---------         ---------
                                           $6,025,649        $6,900,072
      Less accumulated
         depreciation,
         depletion, amorti-
         zation, and valua-
         tion allowance                   ( 4,800,354)      ( 4,595,258)
                                            ---------         ---------
            Net oil and gas
               properties                  $1,225,295        $2,304,814
                                            =========         =========


      Costs Incurred

      The Partnerships incurred no costs in connection with oil and gas acquisition or exploration activities during 1997, 1996, or 1995. Costs incurred by the Partnerships in connection with oil and gas property development activities during 1997, 1996, and 1995 were as follows:


            Partnership         1997          1996         1995
            -----------       --------      --------     --------

               II-A           $237,163       $98,540     $168,118
               II-B             20,782        89,173      217,765
               II-C              5,112         5,076       77,297
               II-D             41,889        22,210       58,694
               II-E             40,623        70,806       82,764
               II-F             65,635        11,332       18,171
               II-G            143,657        27,441       40,899
               II-H             35,978         6,306       10,563

      Quantities of Proved Oil and Gas Reserves - Unaudited

      The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States, for the periods indicated. The proved reserves at December 31, 1997, 1996, and 1995 were estimated by petroleum engineers employed by affiliates of the Partnerships. Certain reserve information was reviewed by Ryder Scott Company Petroleum Engineers, an independent petroleum engineering firm. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve reports prepared by the General Partner and reviewed by Ryder Scott.

                                II-A Partnership
                               ----------------

                                                  Crude           Natural
                                                   Oil              Gas
                                                (Barrels)          (Mcf)
                                                ---------      ------------

Proved reserves, Dec. 31, 1994                   675,987        9,986,963
   Production                                   (120,420)      (1,768,316)
   Sales of minerals in
      place                                     (    422)      (   19,550)
   Extensions and discoveries                     11,099           42,427
   Revisions of previous
      estimates                                  134,010        1,361,551
                                                 -------        ---------

Proved reserves, Dec. 31, 1995                   700,254        9,603,075
   Production                                   (103,230)      (1,737,090)
   Sales of minerals in
      place                                     ( 21,601)      (  122,449)
   Extensions and discoveries                       -              40,117
   Revision of previous
      estimates                                  119,967        1,471,676
                                                 -------        ---------

Proved reserves, Dec. 31, 1996                   695,390        9,255,329
   Production                                   (105,866)      (1,505,818)
   Sales of minerals in
      place                                     ( 34,321)      (   45,413)
   Extensions and discoveries                     34,300           52,013
   Revision of previous
      estimates                                 ( 50,160)         600,326
                                                 -------        ---------

Proved reserves, Dec. 31, 1997                   539,343        8,356,437
                                                 =======        =========

PROVED DEVELOPED RESERVES:

   December 31, 1995                             700,254        9,603,075
                                                 =======        =========

   December 31, 1996                             694,531        9,208,297
                                                 =======        =========

   December 31, 1997                             539,105        8,330,114
                                                 =======        =========

                               II-B Partnership
                               ----------------

                                                  Crude           Natural
                                                   Oil              Gas
                                                (Barrels)          (Mcf)
                                                ---------      ------------

Proved reserves, Dec. 31, 1994                   485,076        6,117,024
   Production                                   ( 81,304)      (1,205,296)
   Sales of minerals in
      place                                     (    756)      (   61,925)
   Extensions and discoveries                     13,810           18,726
   Revisions of previous
      estimates                                   78,699          860,574
                                                 -------        ---------

Proved reserves, Dec. 31, 1995                   495,525        5,729,103
   Production                                   ( 74,434)      (1,219,775)
   Sales of minerals in
      place                                     ( 14,484)      (   77,335)
   Revision of previous
      estimates                                   96,787        1,157,710
                                                 -------        ---------

Proved reserves, Dec. 31, 1996                   503,394        5,589,703
   Production                                   ( 67,591)      (1,047,458)
   Sales of minerals in
      place                                     ( 21,955)      (   29,512)
   Extensions and discoveries                        418           50,003
   Revision of previous
      estimates                                 ( 26,401)         666,361
                                                 -------        ---------

Proved reserves, Dec. 31, 1997                   387,865        5,229,097
                                                 =======        =========

PROVED DEVELOPED RESERVES:

   December 31, 1995                             495,525        5,729,103
                                                 =======        =========

   December 31, 1996                             503,394        5,589,703
                                                 =======        =========

   December 31, 1997                             387,865        5,229,097
                                                 =======        =========

                               II-C Partnership
                               ----------------

                                                  Crude           Natural
                                                   Oil              Gas
                                                (Barrels)          (Mcf)
                                                ---------      ------------

Proved reserves, Dec. 31, 1994                   220,257        4,035,228
   Production                                   ( 26,383)      (  737,277)
   Sales of minerals in
      place                                     (  1,141)      (    5,265)
   Extensions and discoveries                      2,810            9,289
   Revisions of previous
      estimates                                   10,126          681,340
                                                 -------        ---------

Proved reserves, Dec. 31, 1995                   205,669        3,983,315
   Production                                   ( 25,093)      (  685,344)
   Sales of minerals in
      place                                     (  5,591)      (  221,501)
   Revision of previous
      estimates                                   28,924        1,182,174
                                                 -------        ---------

Proved reserves, Dec. 31, 1996                   203,909        4,258,644
   Production                                   ( 22,753)      (  582,748)
   Sales of minerals in
      place                                     ( 10,618)      (  149,343)
   Extensions and discoveries                        179           21,431
   Revision of previous
      estimates                                 (  8,570)         341,899
                                                 -------        ---------

Proved reserves, Dec. 31, 1997                   162,147        3,889,883
                                                 =======        =========

PROVED DEVELOPED RESERVES:

   December 31, 1995                             205,669        3,983,315
                                                 =======        =========

   December 31, 1996                             203,909        4,258,644
                                                 =======        =========

   December 31, 1997                             162,147        3,889,883
                                                 =======        =========

                               II-D Partnership
                               ----------------

                                                  Crude           Natural
                                                   Oil              Gas
                                                (Barrels)          (Mcf)
                                                ---------      ------------

Proved reserves, Dec. 31, 1994                   440,077        11,526,710
   Production                                   ( 88,913)      ( 1,906,303)
   Sales of minerals in
      place                                     (  1,286)      (    13,896)
   Extensions and discoveries                        292            28,447
   Revisions of previous
      estimates                                  203,408         1,275,502
                                                 -------        ----------

Proved reserves, Dec. 31, 1995                   553,578        10,910,460
   Production                                   ( 66,517)      ( 1,637,645)
   Sales of minerals in
      place                                     ( 60,464)      (   270,629)
   Extensions and discoveries                        232            30,340
   Revision of previous
      estimates                                   68,250         1,979,648
                                                 -------        ----------

Proved reserves, Dec. 31, 1996                   495,079        11,012,174
   Production                                   ( 50,413)      ( 1,501,911)
   Sales of minerals in
      place                                     ( 42,059)      (   517,136)
   Revision of previous
      estimates                                 ( 19,568)          262,802
                                                 -------        ----------

Proved reserves, Dec. 31, 1997                   383,039         9,255,929
                                                 =======        ==========

PROVED DEVELOPED RESERVES:

   December 31, 1995                             553,578        10,910,460
                                                 =======        ==========

   December 31, 1996                             495,079        11,012,174
                                                 =======        ==========

   December 31, 1997                             383,039         9,225,929
                                                 =======        ==========

                               II-E Partnership
                               ----------------

                                                  Crude           Natural
                                                   Oil              Gas
                                                (Barrels)          (Mcf)
                                                ---------      ------------

Proved reserves, Dec. 31, 1994                   243,656        5,869,044
   Production                                   ( 63,680)      (  937,469)
   Sales of minerals in
      place                                     (  1,574)      (   23,318)
   Extensions and discoveries                     10,194           48,960
   Revisions of previous
      estimates                                  109,338        1,444,042
                                                 -------        ---------

Proved reserves, Dec. 31, 1995                   297,934        6,401,259
   Production                                   ( 53,804)      (  861,464)
   Sales of minerals in
      place                                     ( 16,347)      (  109,007)
   Extensions and discoveries                      1,327           31,347
   Revision of previous
      estimates                                   74,262          234,339
                                                 -------        ---------

Proved reserves, Dec. 31, 1996                   303,372        5,696,474
   Production                                   ( 42,668)      (  783,379)
   Sales of minerals in
      place                                     ( 14,134)      (  349,468)
   Extensions and discoveries                      2,502           30,709
   Revision of previous
      estimates                                 ( 11,878)         479,666
                                                 -------        ---------


Proved reserves, Dec. 31, 1997                   237,194        5,074,002
                                                 =======        =========

PROVED DEVELOPED RESERVES:

   December 31, 1995                             297,934        6,401,259
                                                 =======        =========

   December 31, 1996                             303,372        5,696,474
                                                 =======        =========

   December 31, 1997                             237,194        5,074,002
                                                 =======        =========

                               II-F Partnership
                               ----------------

                                                  Crude           Natural
                                                   Oil              Gas
                                                (Barrels)          (Mcf)
                                                ---------      ------------

Proved reserves, Dec. 31, 1994                   352,541        4,688,712
   Production                                   ( 54,773)      (  845,804)
   Sales of minerals in
      place                                     (  4,031)      (   28,284)
   Extensions and discoveries                        829          108,943
   Revisions of previous
      estimates                                   60,441          815,149
                                                 -------        ---------

Proved reserves, Dec. 31, 1995                   355,007        4,738,716
   Production                                   ( 47,395)      (  761,702)
   Sales of minerals in
      place                                     (  7,620)      (  149,077)
   Extensions and discoveries                     13,192          250,188
   Revision of previous
      estimates                                   51,954          593,360
                                                 -------        ---------

Proved reserves, Dec. 31, 1996                   365,138        4,671,485
   Production                                   ( 45,014)      (  586,444)
   Sales of minerals in
      place                                     ( 31,639)      (  403,487)
   Extensions and discoveries                      3,045           75,566
   Revision of previous
      estimates                                   24,289          186,939
                                                 -------        ---------

Proved reserves, Dec. 31, 1997                   315,819        3,944,059
                                                 =======        =========

PROVED DEVELOPED RESERVES:

   December 31, 1995                             355,007        4,738,716
                                                 =======        =========

   December 31, 1996                             360,605        4,614,831
                                                 =======        =========

   December 31, 1997                             311,286        3,887,405
                                                 =======        =========

                               II-G Partnership
                               ----------------


                                                   Crude          Natural
                                                    Oil             Gas
                                                 (Barrels)         (Mcf)
                                                -----------    ------------

Proved reserves, Dec. 31, 1994                   741,997        10,259,098
   Production                                   (115,206)      ( 1,832,915)
   Sales of minerals in
      place                                     (  8,413)      (    66,454)
   Extensions and discoveries                      1,737           227,933
   Revisions of previous
      estimates                                  126,364         1,715,621
                                                 -------        ----------

Proved reserves, Dec. 31, 1995                   746,479        10,303,283
   Production                                   ( 99,593)      ( 1,626,530)
   Sales of minerals in
      place                                     ( 16,084)      (   335,696)
   Revision of previous
      estimates                                  138,340         1,781,501
                                                 -------        ----------

Proved reserves, Dec. 31, 1996                   769,142        10,122,558
   Production                                   ( 94,553)      ( 1,256,464)
   Sales of minerals in
      place                                     ( 66,947)      (   957,722)
   Extensions and discoveries                      6,399           158,060
   Revision of previous
      estimates                                   50,299           382,356
                                                 -------        ----------

Proved reserves, Dec. 31, 1997                   664,340         8,448,788
                                                 =======        ==========
PROVED DEVELOPED RESERVES:

   December 31, 1995                             746,479        10,303,283
                                                 =======        ==========

   December 31, 1996                             759,316         9,999,722
                                                 =======        ==========

   December 31, 1997                             654,514         8,325,952
                                                 =======        ==========

                               II-H Partnership
                               ----------------

                                                  Crude           Natural
                                                   Oil              Gas
                                                (Barrels)          (Mcf)
                                                ---------      ------------

Proved reserves, Dec. 31, 1994                   173,882        2,567,951
   Production                                   ( 26,870)      (  449,854)
   Sales of minerals in
      place                                     (  2,006)      (   18,719)
   Extensions and discoveries                        401           52,767
   Revisions of previous
      estimates                                   28,114          401,519
                                                 -------        ---------

Proved reserves, Dec. 31, 1995                   173,521        2,553,664
   Production                                   ( 23,172)      (  397,146)
   Sales of minerals in
      place                                     (  3,802)      (   90,433)
   Extensions and discoveries                      6,428          193,480
   Revision of previous
      estimates                                   27,027          233,675
                                                 -------        ---------

Proved reserves, Dec. 31, 1996                   180,002        2,493,240
   Production                                   ( 21,998)      (  304,593)
   Sales of minerals in
      place                                     ( 15,766)      (  267,732)
   Extensions and discoveries                      1,500           36,590
   Revision of previous
      estimates                                   11,702           87,477
                                                 -------        ---------

Proved reserves, Dec. 31, 1997                   155,440        2,044,982
                                                 =======        =========

PROVED DEVELOPED RESERVES:

   December 31, 1995                             173,521        2,553,664
                                                 =======        =========

   December 31, 1996                             177,577        2,462,919
                                                 =======        =========

   December 31, 1997                             153,015        2,014,661
                                                 =======        =========

     Standardized Measure of Discounted Future Net Cash Flows of Proved Oil and Gas Reserves - Unaudited

      The following tables set forth each of the Partnerships' estimated future net cash flows as of December 31, 1997 relating to proved oil and gas reserves based on the standardized measure as prescribed in SFAS No. 69:


                                                Partnership
                                       ------------------------------
                                           II-A                 II-B
                                       -------------        -------------

   Future cash inflows                  $28,382,274          $18,427,376
   Future production and
      development costs                ( 10,082,705)        (  6,451,368)
                                         ----------           ----------

         Future net cash
            flows                       $18,299,569          $11,976,008

   10% discount to
      reflect timing of
      cash flows                       (  5,892,214)        (  3,904,877)
                                         ----------           ----------

   Standardized measure
      of discounted
      future net cash
      flows  $12,407,355                $ 8,071,131
                                         ==========           ==========

                                                Partnership
                                       ------------------------------
                                           II-C                 II-D
                                       -------------        -------------

   Future cash inflows                  $11,656,673          $26,730,851
   Future production and
      development costs                (  3,698,079)        (  9,519,380)
                                         ----------           ----------

         Future net cash
            flows                       $ 7,958,594          $17,211,471

   10% discount to
      reflect timing of
      cash flows                       (  2,691,079)        (  6,126,402)
                                         ----------           ----------

   Standardized measure
      of discounted
      future net cash
      flows  $ 5,267,515                $11,085,069
                                         ==========           ==========


                                                Partnership
                                       ------------------------------
                                           II-E                 II-F
                                       -------------        -------------

   Future cash inflows                  $15,492,214          $14,642,714
   Future production and
      development costs                (  4,345,574)        (  3,463,900)
                                         ----------           ----------

         Future net cash
            flows                       $11,146,640          $11,178,814

   10% discount to
      reflect timing of
      cash flows                       (  4,323,286)        (  4,490,325)
                                         ----------           ----------

   Standardized measure
      of discounted
      future net cash
      flows                             $ 6,823,354          $ 6,688,489
                                         ==========           ==========

                                                Partnership
                                       ------------------------------
                                           II-G                 II-H
                                       -------------        -------------

   Future cash inflows                  $31,180,595          $7,465,357
   Future production and
      development costs                (  7,445,141)        ( 1,809,112)
                                         ----------           ---------

         Future net cash
            flows                       $23,735,454          $5,656,245

   10% discount to
      reflect timing of
      cash flows                       (  9,538,150)        ( 2,276,145)
                                         ----------           ---------

   Standardized measure
      of discounted
      future net cash
      flows                             $14,197,304          $3,380,100
                                         ==========           =========


The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Partnerships' reserves were determined at December 31, 1997 using oil and gas prices of approximately $16.25 per barrel and $3.23 per Mcf, respectively.

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

*23.5 Consent of Ryder Scott Company Petroleum Engineers for Geodyne Energy Income Limited Partnership II-E.

*23.6 Consent of Ryder Scott Company Petroleum Engineers for Geodyne Energy Income Limited Partnership II-F.

*23.7 Consent of Ryder Scott Company Petroleum Engineers for Geodyne Energy Income Limited Partnership II-G.

*23.8 Consent of Ryder Scott Company Petroleum Engineers for Geodyne Energy Income Limited Partnership II-H.

*27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-A's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

*27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-B's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

*27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-C's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

*27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-D's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

*27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-E's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

*27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-F's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

*27.7 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-G's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

*27.8 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-H's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

                  All other Exhibits are omitted as inapplicable.

            ----------

            * Filed herewith.