Form 10-Q
period 1998-03-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP II A; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-E; GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-G; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-H
filed 1998-05-13
CIK 824894, 826345, 833054, 833526, 842881, 850506, 851724, 854062

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1998

Commission File Number:

      II-A:  0-16388          II-D:  0-16980          II-G:  0-17802
      II-B:  0-16405          II-E:  0-17320          II-H:  0-18305
      II-C:  0-16981          II-F:  0-17799

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
           --------------------------------------------------------
            (Exact name of Registrant as specified in its Articles)


                                          II-A 73-1295505
                                          II-B 73-1303341
                                          II-C 73-1308986
                                          II-D 73-1329761
                                          II-E  73-1324751
                                          II-F  73-1330632
                                          II-G  73-1336572
         Oklahoma                         II-H 73-1342476
----------------------------    -------------------------------
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                      Number)
     organization)


   Two West Second Street, Tulsa, Oklahoma              74103
   ------------------------------------------------------------
   (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:(918) 583-1791

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes     X               No
                            ------                    ------

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                     GEODYNE PRODUCTION PARTNERSHIP II-A
                           COMBINED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                              March 31,        December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  671,340        $  830,584
   Accounts receivable:
      Oil and gas sales                          686,981           837,560
      General Partner (Note 2)                   531,748                 -
      Other                                            -            20,975
                                              ----------        ----------
        Total current assets                  $1,890,069        $1,689,119

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               4,659,104         4,894,853

DEFERRED CHARGE                                  911,041           911,041
                                              ----------        ----------
                                              $7,460,214        $7,495,013
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  128,949        $  233,246
   Gas imbalance payable                         142,043           142,043
                                              ----------        ----------
        Total current liabilities             $  270,992        $  375,289

ACCRUED LIABILITY                             $  157,050        $  157,050

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  370,674)      ($  387,587)
   Limited Partners, issued and
      outstanding, 484,283 units               7,402,846         7,350,261
                                              ----------        ----------
        Total Partners' capital               $7,032,172        $6,962,674
                                              ----------        ----------
                                              $7,460,214        $7,495,013
                                              ==========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                     GEODYNE PRODUCTION PARTNERSHIP II-A
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,036,321        $1,515,197
   Interest income                                 8,463             6,953
   Gain on sale of oil and
      gas properties                             446,864                 -
                                              ----------        ----------
                                              $1,491,648        $1,522,150

COST AND EXPENSES:
   Lease operating                            $  311,915        $  295,212
   Production tax                                 58,758            96,360
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 160,596           196,682
   Impairment provision                                -           684,276
   General and administrative
      (Note 2)                                   169,236           163,586
                                              ----------        ----------
                                              $  700,505        $1,436,116
                                              ----------        ----------

NET INCOME                                    $  791,143        $   86,034
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   45,558        $   39,192
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  745,585        $   46,842
                                              ==========        ==========
NET INCOME per unit                           $     1.54        $      .10
                                              ==========        ==========
UNITS OUTSTANDING                                484,283           484,283
                                              ==========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                     GEODYNE PRODUCTION PARTNERSHIP II-A
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)
                                                 1998              1997
                                               ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $791,143        $   86,034
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               160,596           196,682
      Impairment provision                             -           684,276
      Gain on sale of oil and gas
        properties                             ( 446,864)                -
      Decrease in accounts receivable -
        oil and gas sales                        150,579           312,860
      Increase in accounts receivable -
        General Partner                        ( 531,748)      (     1,051)
      Decrease in accounts receivable -
        other                                     20,975                 -
      Decrease in accounts payable             ( 104,297)      (    99,237)
                                                --------        ----------
Net cash provided by operating
   activities                                   $ 40,384        $1,179,564
                                                --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 13,541)      ($   49,793)
   Proceeds from sale of oil and
      gas properties                             535,558             1,103
                                                --------        ----------
Net cash provided (used) by
   investing activities                         $522,017       ($   48,690)
                                                --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($721,645)      ($  821,758)
                                                --------        ----------
Net cash used by financing activities          ($721,645)      ($  821,758)
                                                --------        ----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($159,244)       $  309,116

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           830,584           875,918
                                                --------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $671,340        $1,185,034
                                                ========        ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                     GEODYNE PRODUCTION PARTNERSHIP II-B
                           COMBINED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                              March 31,        December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  414,671        $  644,574
   Accounts receivable:
      Oil and gas sales                          502,587           565,152
      General Partner (Note 2)                    69,254                 -
                                              ----------        ----------
        Total current assets                  $  986,512        $1,209,726

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               2,920,802         3,035,158

DEFERRED CHARGE                                  169,811           169,811
                                              ----------        ----------
                                              $4,077,125        $4,414,695
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  109,776        $  141,754
   Gas imbalance payable                          24,671            24,671
                                              ----------        ----------
        Total current liabilities             $  134,447        $  166,425

ACCRUED LIABILITY                             $   88,519        $   88,519

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  304,896)      ($  305,223)
   Limited Partners, issued and
      outstanding, 361,719 units               4,159,055         4,464,974
                                              ----------        ----------
        Total Partners' capital               $3,854,159        $4,159,751
                                              ----------        ----------
                                              $4,077,125        $4,414,695
                                              ==========        ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                     GEODYNE PRODUCTION PARTNERSHIP II-B
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

                                                  1998             1997
                                                --------        ----------

REVENUES:
   Oil and gas sales                            $795,456        $1,079,349
   Interest income                                 5,586             4,064
   Gain on sale of oil and
      gas properties                              57,684                 -
                                                --------        ----------
                                                $858,726        $1,083,413

COST AND EXPENSES:
   Lease operating                              $251,338        $  207,958
   Production tax                                 43,312            72,688
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 103,622           139,331
   Impairment provision                                -           530,988
   General and administrative
      (Note 2)                                   126,826           127,448
                                                --------        ----------
                                                $525,098        $1,078,413
                                                --------        ----------

NET INCOME                                      $333,628        $    5,000
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $ 20,547        $   26,860
                                                ========        ==========
LIMITED PARTNERS - NET INCOME (LOSS)            $313,081       ($   21,860)
                                                ========        ==========
NET INCOME (LOSS) per unit                      $    .87       ($      .06)
                                                ========        ==========
UNITS OUTSTANDING                                361,719           361,719
                                                ========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                     GEODYNE PRODUCTION PARTNERSHIP II-B
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

                                                  1998             1997
                                               ---------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $333,628          $  5,000
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               103,622           139,331
      Impairment provision                             -           530,988
      Gain on sale of oil and gas
        properties                             (  57,684)                -
      Decrease in accounts receivable -
        oil and gas sales                         62,565           158,104
      Increase in accounts receivable -
        General Partner                        (  69,254)                -
      Decrease in accounts payable             (  31,978)        ( 113,262)
                                                --------          --------
Net cash provided by operating
   activities                                   $340,899          $720,161
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  4,500)         $      -
   Proceeds from sale of oil and
      gas properties                              72,918            10,455
                                                --------          --------
Net cash provided by investing
   activities                                   $ 68,418          $ 10,455
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($639,220)        ($567,381)
                                                --------          --------
Net cash used by financing activities          ($639,220)        ($567,381)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($229,903)         $163,235

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           644,574           569,257
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $414,671          $732,492
                                                ========          ========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                     GEODYNE PRODUCTION PARTNERSHIP II-C
                           COMBINED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                              March 31,        December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  263,829        $  358,095
   Accounts receivable:
      Oil and gas sales                          233,014           273,399
      General Partner (Note 2)                   276,943                 -
      Other                                            -             1,931
                                              ----------        ----------
        Total current assets                  $  773,786        $  633,425

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,522,562         1,667,269

DEFERRED CHARGE                                  139,621           139,621
                                              ----------        ----------
                                              $2,435,969        $2,440,315
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   37,075        $   33,293
   Gas imbalance payable                          22,563            22,563
                                              ----------        ----------
        Total current liabilities             $   59,638        $   55,856

ACCRUED LIABILITY                             $   49,647        $   49,647

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  116,518)      ($  123,277)
   Limited Partners, issued and
      outstanding, 154,621 units               2,443,202         2,458,089
                                              ----------        ----------
        Total Partners' capital               $2,326,684        $2,334,812
                                              ----------        ----------
                                              $2,435,969        $2,440,315
                                              ==========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                     GEODYNE PRODUCTION PARTNERSHIP II-C
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

                                                  1998             1997
                                                --------         ---------

REVENUES:
   Oil and gas sales                            $368,535          $514,182
   Interest income                                 3,337             2,616
   Gain on sale of oil and
      gas properties                             193,527                 -
                                                --------          --------
                                                $565,399          $516,798

COST AND EXPENSES:
   Lease operating                              $ 89,064          $ 91,938
   Production tax                                 23,238            35,866
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  59,593            56,895
   Impairment provision                                -            66,617
   General and administrative
      (Note 2)                                    54,209            54,511
                                                --------          --------
                                                $226,104          $305,827
                                                --------          --------

NET INCOME                                      $339,295          $210,971
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 19,182          $ 15,358
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $320,113          $195,613
                                                ========          ========
NET INCOME per unit                             $   2.07          $   1.27
                                                ========          ========
UNITS OUTSTANDING                                154,621           154,621
                                                ========          ========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                     GEODYNE PRODUCTION PARTNERSHIP II-C
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)
                                                  1998             1997
                                               ---------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $339,295          $210,971
   Adjustments to reconcile net income
      to net cash provided (used) by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                59,593            56,895
      Impairment provision                             -            66,617
      Gain on sale of oil and gas
        properties                             ( 193,527)                -
      Decrease in accounts receivable -
        oil and gas sales                         40,385            75,611
      Increase in accounts receivable -
        General Partner                        ( 276,943)                -
      Decrease in accounts receivable -
        other                                      1,931                 -
      Increase (decrease) in accounts
        payable                                    3,782         (  36,131)
                                                --------          --------
Net cash provided (used) by operating
   activities                                  ($ 25,484)         $373,963
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($    131)         $      -
   Proceeds from sale of oil and
      gas properties                             278,772             3,798
                                                --------          --------
Net cash provided by investing
   activities                                   $278,641          $  3,798
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($347,423)        ($386,391)
                                                --------          --------
Net cash used by financing activities          ($347,423)        ($386,391)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 94,266)        ($  8,630)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           358,095           387,334
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $263,829          $378,704
                                                ========          ========
         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                     GEODYNE PRODUCTION PARTNERSHIP II-D
                           COMBINED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                              March 31,        December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  591,454        $1,151,142
   Accounts receivable:
      Oil and gas sales                          462,738           646,750
      General Partner (Note 2)                   615,395                 -
      Other                                            -            20,267
                                              ----------        ----------
        Total current assets                  $1,669,587        $1,818,159

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               3,125,758         3,417,760

DEFERRED CHARGE                                  544,345           544,345
                                              ----------        ----------
                                              $5,339,690        $5,780,264
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  100,542        $   86,058
   Gas imbalance payable                         107,004           107,004
                                              ----------        ----------
        Total current liabilities             $  207,546        $  193,062

ACCRUED LIABILITY                             $  239,083        $  239,083

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  214,143)      ($  224,003)
   Limited Partners, issued and
      outstanding, 314,878 units               5,107,204         5,572,122
                                              ----------        ----------
        Total Partners' capital               $4,893,061        $5,348,119
                                              ----------        ----------
                                              $5,339,690        $5,780,264
                                              ==========        ==========







         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                     GEODYNE PRODUCTION PARTNERSHIP II-D
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $  711,972        $1,210,897
   Interest income                                10,569             6,570
   Gain on sale of oil and
      gas properties                             439,105             9,904
                                              ----------        ----------
                                              $1,161,646        $1,227,371

COST AND EXPENSES:
   Lease operating                            $  257,537        $  236,602
   Production tax                                 64,099            83,743
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 113,001           164,483
   Impairment provision                                -           143,957
   General and administrative
      (Note 2)                                   110,089           113,236
                                              ----------        ----------
                                              $  544,726        $  742,021
                                              ----------        ----------

NET INCOME                                    $  616,920        $  485,350
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   34,838        $   36,277
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  582,082        $  449,073
                                              ==========        ==========
NET INCOME per unit                           $     1.85        $     1.43
                                              ==========        ==========
UNITS OUTSTANDING                                314,878           314,878
                                              ==========        ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                     GEODYNE PRODUCTION PARTNERSHIP II-D
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)
                                                 1998              1997
                                              -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $  616,920          $485,350
   Adjustments to reconcile net income
      to net cash provided (used) by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               113,001           164,483
      Impairment provision                             -           143,957
      Gain on sale of oil and gas
        properties                           (   439,105)        (   9,904)
      Decrease in accounts receivable -
        oil and gas sales                        184,012           151,510
      Increase in accounts receivable -
        General Partner                      (   615,395)        (   9,920)
      Decrease in accounts receivable -
        other                                     20,267                 -
      Increase (decrease) in accounts
        payable                                   14,484         (  77,742)
                                              ----------          --------
Net cash provided (used) by
   operating activities                      ($  105,816)         $847,734
                                              ----------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       $        -         ($  2,795)
   Proceeds from sale of oil and
      gas properties                             618,106             9,920
                                              ----------          --------
Net cash provided by investing
   activities                                 $  618,106          $  7,125
                                              ----------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($1,071,978)        ($837,546)
                                              ----------          --------
Net cash used by financing activities        ($1,071,978)        ($837,546)
                                              ----------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                          ($  559,688)         $ 17,313

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         1,151,142           906,737
                                              ----------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  591,454          $924,050
                                              ==========          ========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                     GEODYNE PRODUCTION PARTNERSHIP II-E
                           COMBINED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                              March 31,        December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  359,751        $  670,777
   Accounts receivable:
      Oil and gas sales                          323,853           415,377
      General Partner (Note 2)                    65,205                 -
      Other                                            -               110
                                              ----------        ----------
        Total current assets                  $  748,809        $1,086,264

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               2,780,546         2,841,080

DEFERRED CHARGE                                  330,531           330,531
                                              ----------        ----------
                                              $3,859,886        $4,257,875
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   58,411        $  100,603
   Gas imbalance payable                         171,089           171,089
                                              ----------        ----------
        Total current liabilities             $  229,500        $  271,692

ACCRUED LIABILITY                                 63,625            63,625

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           (   173,473)      (   172,017)
   Limited Partners, issued and
      outstanding, 228,821 units               3,740,234         4,094,575
                                              ----------        ----------
        Total Partners' capital               $3,566,761        $3,922,558
                                              ----------        ----------
                                              $3,859,886        $4,257,875
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                     GEODYNE PRODUCTION PARTNERSHIP II-E
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Oil and gas sales                            $478,325        $  780,293
   Interest income                                 6,458             4,211
   Gain on sale of oil and
      gas properties                              63,215                 -
                                                --------        ----------
                                                $547,998        $  784,504

COST AND EXPENSES:
   Lease operating                              $132,026        $  171,907
   Production tax                                 33,698            64,417
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 136,571           163,438
   Impairment provision                                -           992,851
   General and administrative
      (Note 2)                                    80,651            96,178
                                                --------        ----------
                                                $382,946        $1,488,791
                                                --------        ----------

NET INCOME (LOSS)                               $165,052       ($  704,287)
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $ 13,393        $   10,827
                                                ========        ==========
LIMITED PARTNERS - NET INCOME (LOSS)            $151,659       ($  715,114)
                                                ========        ==========
NET INCOME (LOSS) per unit                      $    .66       ($     3.13)
                                                ========        ==========
UNITS OUTSTANDING                                228,821           228,821
                                                ========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                     GEODYNE PRODUCTION PARTNERSHIP II-E
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

                                                  1998             1997
                                                ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                            $165,052         ($704,287)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               136,571           163,438
      Impairment provision                             -           992,851
      Gain on sale of oil and gas
        properties                             (  63,215)                -
      Decrease in accounts receivable -
        oil and gas sales                         91,524            88,470
      Increase in accounts receivable -
        General Partner                        (  65,205)        (   6,106)
      Decrease in accounts receivable -
        other                                        110                 -
      Decrease in accounts payable             (  42,192)        (  77,536)
                                                --------          --------
Net cash provided by operating
   activities                                   $222,645          $456,830
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 82,321)        ($  3,464)
   Proceeds from sale of oil and
      gas properties                              69,499             6,106
                                                --------          --------
Net cash provided (used) by
   investing activities                        ($ 12,822)         $  2,642
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($520,849)        ($374,650)
                                                --------          --------
Net cash used by financing activities          ($520,849)        ($374,650)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($311,026)         $ 84,822

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           670,777           528,765
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $359,751          $613,587
                                                ========          ========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                     GEODYNE PRODUCTION PARTNERSHIP II-F
                           COMBINED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                              March 31,        December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  325,264        $  741,852
   Accounts receivable:
      Oil and gas sales                          259,404           334,094
      General Partner (Note 2)                   113,665                 -
      Other                                            -                43
                                              ----------        ----------
        Total current assets                  $  698,333        $1,075,989

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               2,340,394         2,432,033

DEFERRED CHARGE                                   56,867            56,867
                                              ----------        ----------
                                              $3,095,594        $3,564,889
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   39,255        $   64,348
   Gas imbalance payable                          25,184            25,184
                                              ----------        ----------
        Total current liabilities             $   64,439        $   89,532

ACCRUED LIABILITY                             $   27,907        $   27,907

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  141,358)      ($  143,355)
   Limited Partners, issued and
      outstanding, 171,400 units               3,144,606         3,590,805
                                              ----------        ----------
        Total Partners' capital               $3,003,248        $3,447,450
                                              ----------        ----------
                                              $3,095,594        $3,564,889
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                     GEODYNE PRODUCTION PARTNERSHIP II-F
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Oil and gas sales                            $432,069        $  729,165
   Interest income                                 6,095             3,519
   Gain on sale of oil and
      gas properties                             117,191                 -
                                                --------        ----------
                                                $555,355        $  732,684

COST AND EXPENSES:
   Lease operating                              $ 85,885        $  105,460
   Production tax                                 28,946            54,170
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  93,722           101,899
   Impairment provision                                -         1,377,160
   General and administrative
      (Note 2)                                    59,176            54,944
                                                --------        ----------
                                                $267,729        $1,693,633
                                                --------        ----------

NET INCOME (LOSS)                               $287,626       ($  960,949)
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $ 17,825        $   10,939
                                                ========        ==========
LIMITED PARTNERS - NET INCOME (LOSS)            $269,801       ($  971,888)
                                                ========        ==========
NET INCOME (LOSS) per unit                      $   1.57       ($     5.67)
                                                ========        ==========
UNITS OUTSTANDING                                171,400           171,400
                                                ========        ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                     GEODYNE PRODUCTION PARTNERSHIP II-F
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

                                                  1998             1997
                                               ---------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                            $287,626       ($  960,949)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                93,722           101,899
      Impairment provision                             -         1,377,160
      Gain on sale of oil and gas
        properties                             ( 117,191)                -
      (Increase) decrease in accounts
        receivable - oil and gas sales            74,690       (    20,209)
      (Increase) decrease in accounts
        receivable - General Partner           ( 113,665)           15,285
      Decrease in accounts receivable -
        other                                         43                 -
      Decrease in accounts payable             (  25,093)      (     5,305)
                                                --------        ----------
Net cash provided by operating
   activities                                   $200,132        $  507,881
                                                --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 12,820)      ($    8,657)
   Proceeds from sale of oil and
      gas properties                             127,928                 -
                                                --------        ----------
Net cash provided (used) by
   investing activities                         $115,108       ($    8,657)
                                                --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($731,828)      ($  435,060)
                                                --------        ----------
Net cash used by financing activities          ($731,828)      ($  435,060)
                                                --------        ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($416,588)       $   64,164

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           741,852           441,903
                                                --------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $325,264        $  506,067
                                                ========        ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                     GEODYNE PRODUCTION PARTNERSHIP II-G
                           COMBINED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                              March 31,        December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  690,692        $1,564,325
   Accounts receivable:
      Oil and gas sales                          549,780           710,336
      General Partner (Note 2)                   239,299                 -
                                              ----------        ----------
        Total current assets                  $1,479,771        $2,274,661

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               5,039,979         5,237,082

DEFERRED CHARGE                                  123,977           123,977
                                              ----------        ----------
                                              $6,643,727        $7,635,720
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   83,824        $  135,761
   Gas imbalance payable                          57,250            57,250
                                              ----------        ----------
        Total current liabilities             $  141,074        $  193,011

ACCRUED LIABILITY                             $   64,109        $   64,109

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  308,476)      ($  312,392)
   Limited Partners, issued and
      outstanding, 372,189 units               6,747,020         7,690,992
                                              ----------        ----------
        Total Partners' capital               $6,438,544        $7,378,600
                                              ----------        ----------
                                              $6,643,727        $7,635,720
                                              ==========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                     GEODYNE PRODUCTION PARTNERSHIP II-G
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $  914,389        $1,536,333
   Interest income                                12,969             7,432
   Gain on sale of oil and
      gas properties                             245,627                 -
                                              ----------        ----------
                                              $1,172,985        $1,543,765

COST AND EXPENSES:
   Lease operating                            $  182,432        $  228,164
   Production tax                                 61,677           116,094
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 200,060           222,726
   Impairment provision                                -         3,101,656
   General and administrative
      (Note 2)                                   128,414           119,251
                                              ----------        ----------
                                              $  572,583        $3,787,891
                                              ----------        ----------

NET INCOME (LOSS)                             $  600,402       ($2,244,126)
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   37,374        $   20,397
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME (LOSS)          $  563,028       ($2,264,523)
                                              ==========        ==========
NET INCOME (LOSS) per unit                    $     1.51       ($     6.08)
                                              ==========        ==========
UNITS OUTSTANDING                                372,189           372,189
                                              ==========        ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                     GEODYNE PRODUCTION PARTNERSHIP II-G
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                          $  600,402       ($2,244,126)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               200,060           222,726
      Impairment provision                             -         3,101,656
      Gain on sale of oil and gas
        properties                           (   245,627)                -
      (Increase) decrease in accounts
        receivable - oil and gas sales           160,556       (    28,253)
      (Increase) decrease in accounts
        receivable - General Partner         (   239,299)           34,620
      Decrease in accounts payable           (    51,937)      (    13,197)
                                              ----------        ----------
Net cash provided by operating
   activities                                 $  424,155        $1,073,426
                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($   26,822)      ($   18,051)
   Proceeds from sale of oil and
      gas properties                             269,492                 -
                                              ----------        ----------
Net cash provided (used) by
   investing activities                       $  242,670       ($   18,051)
                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($1,540,458)      ($  912,958)
                                              ----------        ----------
Net cash used by financing activities        ($1,540,458)      ($  912,958)
                                              ----------        ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                          ($  873,633)       $  142,417

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         1,564,325           932,165
                                              ----------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  690,692        $1,074,582
                                              ==========        ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                     GEODYNE PRODUCTION PARTNERSHIP II-H
                           COMBINED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                              March 31,        December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  162,883        $  364,502
   Accounts receivable:
      Oil and gas sales                          131,352           168,833
      General Partner (Note 2)                    56,045                 -
                                              ----------        ----------
        Total current assets                  $  350,280        $  533,335

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,179,192         1,225,295

DEFERRED CHARGE                                   29,519            29,519
                                              ----------        ----------
                                              $1,558,991        $1,788,149
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   20,157        $   31,925
   Gas imbalance payable                          13,149            13,149
                                              ----------        ----------
        Total current liabilities             $   33,306        $   45,074

ACCRUED LIABILITY                                 14,648            14,648

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           (    77,898)      (    78,796)
   Limited Partners, issued and
      outstanding, 91,711 units                1,588,935         1,807,223
                                              ----------        ----------
        Total Partners' capital               $1,511,037        $1,728,427
                                              ----------        ----------
                                              $1,558,991        $1,788,149
                                              ==========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                     GEODYNE PRODUCTION PARTNERSHIP II-H
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

                                                  1998             1997
                                                --------        ----------

REVENUES:
   Oil and gas sales                            $217,703          $360,814
   Interest income                                 2,935             1,709
   Gain on sale of oil and
      gas properties                              57,318                 -
                                                --------          --------
                                                $277,956          $362,523

COST AND EXPENSES:
   Lease operating                              $ 43,473          $ 56,403
   Production tax                                 14,867            28,031
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  46,481            53,395
   Impairment provision                                -           785,220
   General and administrative
      (Note 2)                                    31,636            29,381
                                                --------          --------
                                                $136,457          $952,430
                                                --------          --------

NET INCOME (LOSS)                               $141,499         ($589,907)
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $  8,787          $  3,964
                                                ========          ========
LIMITED PARTNERS - NET INCOME (LOSS)            $132,712         ($593,871)
                                                ========          ========
NET INCOME (LOSS) per unit                      $   1.45         ($   6.48)
                                                ========          ========
UNITS OUTSTANDING                                 91,711            91,711
                                                ========          ========





         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                     GEODYNE PRODUCTION PARTNERSHIP II-H
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

                                                  1998             1997
                                               ---------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                            $141,499         ($589,907)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                46,481            53,395
      Impairment provision                             -           785,220
      Gain on sale of oil and gas
        properties                             (  57,318)                -
      (Increase) decrease in accounts
        receivable - oil and gas sales            37,481         (     280)
      (Increase) decrease in accounts
        receivable - General Partner           (  56,045)            9,151
      Decrease in accounts payable             (  11,768)        (   3,885)
                                                --------          --------
Net cash provided by operating
   activities                                   $100,330          $253,694
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  6,209)        ($  4,153)
   Proceeds from sale of oil and
      gas properties                              63,149                 -
                                                --------          --------
Net cash provided (used) by
   investing activities                         $ 56,940         ($  4,153)
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($358,889)        ($217,520)
                                                --------          --------
Net cash used by financing activities          ($358,889)        ($217,520)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($201,619)         $ 32,021

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           364,502           221,484
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $162,883          $253,505
                                                ========          ========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME II LIMITED PARTNERSHIPS
             CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                MARCH 31, 1998
                                  (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of March 31, 1998, combined statements of operations for the three months ended March 31, 1998 and 1997, and combined statements of cash flows for the three months ended March 31, 1998 and 1997 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a
      "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at March 31, 1998, the combined results of operations for the three months ended March 31, 1998 and 1997, and the combined cash flows for the three months ended March 31, 1998 and 1997.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1997. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

      The Limited Partners' net income or loss per unit is based upon each $100 initial capital contribution.

      OIL AND GAS PROPERTIES
      ----------------------

      The Partnerships follow the successful efforts method of accounting for their oil and gas properties. Under the successful efforts method, the Partnerships capitalize all property acquisition costs and development costs incurred in connection with the further development of oil and gas reserves. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions, plus an allocated portion, of the General Partner's property screening costs. The acquisition cost to the Partnerships of properties acquired by the General Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner prior to their transfer to the Partnerships. During the three months ended March 31, 1998 capital expenditures incurred by the II-A Partnership totaled $13,541. These expenditures resulted primarily from a recompletion attempt on the White Farms A No. 4 well located in Canadian County, Oklahoma. The II-A Partnership has a 12.0% interest in the White Farms A No. 4 well. During the three months ended March 31, 1998 capital expenditures incurred by the II-E Partnership totaled $82,321. These expenditures resulted primarily from the recompletion of four wells within the Richie unit located in Acadia Parish, Louisiana. The II-E Partnership has a 5.8% working interest in the Richie unit. Leasehold impairment is recognized based upon an individual property assessment and exploratory experience. Upon discovery of commercial reserves, leasehold costs are transferred to producing properties.

      Depletion of the costs of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the unit-of-production method. The Partnerships' depletion, depreciation, and amortization includes estimated dismantlement and abandonment costs, net of estimated salvage value.

      When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are retired or sold, the difference between asset cost and salvage value is charged to accumulated depreciation.

      Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and Assets Held for Disposal", requires successful efforts companies, like the Partnerships, to evaluate the recoverability of the carrying costs of their proved oil and gas properties at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of oil and gas properties. With respect to the Partnerships' oil and gas properties, this evaluation was performed for each field. SFAS No. 121, provides that if the unamortized costs of oil and gas properties for each field exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. The Partnerships recorded a non-cash charge against earnings (impairment provision) during the three months ended March 31, 1997 pursuant to SFAS No. 121 as follows:

                  Partnership                       Amount
                  -----------                    -----------
                    II-A                         $  684,276
                    II-B                            530,988
                    II-C                             66,617
                    II-D                            143,957
                    II-E                            992,851
                    II-F                          1,377,160
                    II-G                          3,101,656
                    II-H                            785,220

      No such charge was recorded during the three months ended March 31, 1998. The risk that the Partnerships will be required to record such impairment provisions in the future increases when oil and gas prices are depressed.


2.     TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended March 31, 1998 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               II-A                 $41,793                  $127,443
               II-B                  31,636                    95,190
               II-C                  13,520                    40,689
               II-D                  27,226                    82,863
               II-E                  20,435                    60,216
               II-F                  14,071                    45,105
               II-G                  30,470                    97,944
               II-H                   7,501                    24,135

      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.

      The receivable from the General Partner at March 31, 1998 for the Partnerships represents proceeds due to the Partnerships from the sale of oil and gas properties to third parties during the first quarter of 1998. Subsequent to March 31, 1998, this receivable was collected by the Partnerships.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

USE OF FORWARD-LOOKING STATEMENTS AND ESTIMATES
-----------------------------------------------

      This Quarterly Report contains certain forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Quarterly Report also includes certain information, which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Program.

      Use of forward-looking statements and estimates and assumptions involve risks and uncertainties which include, but are not limited to, the volatility of oil and gas prices, the uncertainty of reserve information, the operating risk associated with oil and gas properties (including the risk of personal injury, death, property damage, damage to the well or producing reservoir, environmental contamination, and other operating risks), the prospect of changing tax and regulatory laws, the availability and capacity of processing and transportation facilities, the general economic climate, the supply and price of foreign imports of oil and gas, the level of consumer product demand, and the price and availability of alternative fuels. Should one or more of these risks or uncertainties occur or should estimates or underlying assumptions prove incorrect, actual conditions or results may vary materially and adversely from those stated, anticipated, believed, estimated, and otherwise indicated.

GENERAL
-------

      The Partnerships are engaged in the business of acquiring and operating producing oil and gas properties located in the continental United States. In general, a Partnership acquired producing properties and did not engage in development drilling or enhanced recovery projects, except as an incidental part of the management of the producing properties acquired. Therefore, the economic life of each Partnership, and its related Production Partnership, is limited to the period of time required to fully produce its acquired oil and gas reserves. The net proceeds from the oil and gas operations are distributed to the Limited Partners and the General Partner in accordance with the terms of the Partnerships' partnership agreements.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      The Partnerships began operations and investors were assigned their rights as Limited Partners, having made capital contributions in the amounts and on the dates set forth below:

                                                               Limited
                                      Date of              Partner Capital
               Partnership          Activation              Contributions
               -----------       ------------------        ---------------

                  II-A           July 22, 1987               $48,428,300
                  II-B           October 14, 1987             36,171,900
                  II-C           January 14, 1988             15,462,100
                  II-D           May 10, 1988                 31,487,800
                  II-E           September 27, 1988           22,882,100
                  II-F           September 27, 1988           22,882,100
                  II-G           April 10, 1989               37,218,900
                  II-H           May 17, 1989                  9,171,100

      In general, the amount of funds available for acquisition of producing properties was equal to the capital contributions of the Limited Partners, less 15% for sales commissions and organization and management fees. All of the Partnerships have fully invested their capital contributions.

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 1998 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      The Partnerships' Statements of Cash Flows for the first quarter of 1998 include proceeds from the sale of oil and gas properties during the three months ended March 31, 1998. These proceeds will be reflected, as applicable, in the Partnerships' cash distributions, if any, to be paid in May 1998. It is possible that the Partnerships' repurchase values and future cash distributions could decline as a result of the disposition of these properties. On the other hand, the General Partner believes there will be beneficial operating efficiencies related to the Partnerships' remaining properties. This is primarily due to the fact that the properties sold generally bore a higher ratio of operating expenses as compared to reserves than the Partnerships' remaining properties.

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

      II-A PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                   1998             1997
                                                ----------       ----------
      Oil and gas sales                         $1,036,321       $1,515,197
      Oil and gas production expenses           $  370,673       $  391,572
      Barrels produced                              22,046           24,515
      Mcf produced                                 313,823          396,730
      Average price/Bbl                         $    15.86       $    21.75
      Average price/Mcf                         $     2.19       $     2.48

      As shown in the table above, total oil and gas sales decreased $478,876 (31.6%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Of this decrease, approximately $54,000 and $206,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $130,000 and $91,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 2,469 barrels and 82,907 Mcf, respectively, for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The decrease in volumes of oil sold resulted primarily from (i) normal declines in production due to diminished reserves on several wells during the three months ended March 31, 1998 and
      (ii) positive prior period volume adjustments made by the purchaser on two significant wells during the three months ended March 31, 1997. The decrease in volumes of gas sold resulted primarily from (i) positive prior period volume adjustments made by the purchaser on one significant well during the three months ended March 31, 1997, (ii) normal declines in production due to diminished reserves during the three months ended March 31, 1998, and
      (iii) the shutting-in of one significant well during the three months ended March 31, 1998 in order to increase production capabilities. Average oil and gas prices decreased to $15.86 per barrel and $2.19 per Mcf, respectively, for the three months ended March 31, 1998 from $21.75 per barrel and $2.48 per Mcf, respectively, for the three months ended March 31, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $20,899 (5.3%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Any decrease which resulted primarily from (i) decreases in production taxes associated with the decrease in oil and gas sales discussed above and (ii) the decreases in volumes of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 was substantially offset by (i) workover expenses incurred on three significant wells during the three months ended March 31, 1998 in order to improve the recovery of reserves and (ii) higher general repair and maintenance expenses incurred on three significant wells during the three months ended March 31, 1998. As a percentage of oil and gas sales, these expenses increased to 35.8% for the three months ended March 31, 1998 from 25.8% for the three months ended March 31, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $36,086 (18.3%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from (i)decreases in volumes of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 and (ii) upward revisions in the estimate of remaining gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense increased to 15.5% for the three months ended March 31, 1998 from 13.0% for the three months ended March 31, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

      The II-A Partnership recognized a non-cash charge against earnings of $684,267 during the three months ended March 31, 1997. Of this amount, $223,943 was related to a decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $460,333 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the prior several years and provisions in the II-A Partnership's partnership agreement which limit the level of permissible drilling activity. No similar charges were necessary during the three months ended March 31, 1998.

      General and administrative expenses increased $5,650 (3.5%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of oil and gas sales, these expenses increased to 16.3% for the three months ended March 31, 1998 from 10.8% for the three months ended March 31, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      The Limited Partners have received cash distributions through March 31, 1998 totaling $42,684,357 or 88.14% of the Limited Partners' capital contributions.

      II-B PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                  1998              1997
                                                --------         ----------
      Oil and gas sales                         $795,456         $1,079,349
      Oil and gas production expenses           $294,650         $  280,646
      Barrels produced                            15,911             15,431
      Mcf produced                               237,012            292,664
      Average price/Bbl                         $  16.11         $    21.89
      Average price/Mcf                         $   2.27         $     2.53

      As shown in the table above, total oil and gas sales decreased $283,893 (26.3%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Of this decrease, approximately $141,000 was related to a decrease in volumes of gas sold and approximately $92,000 and $62,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil sold increased 480 barrels, while volumes of gas sold decreased 55,652 Mcf for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

      The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished reserves during the three months ended March 31, 1998 and (ii) negative prior period volume adjustments made by the purchaser on one significant well during the three months ended March 31, 1998. Average oil and gas prices decreased to $16.11 per barrel and $2.27 per Mcf, respectively, for the three months ended March 31, 1998 from $21.89 per barrel and $2.53 per Mcf, respectively, for the three months ended March 31, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $14,004 (5.0%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This increase resulted primarily from (i) workover expenses incurred on several wells during the three months ended March 31, 1998 in order to improve the recovery of reserves and (ii) higher general repair and maintenance expenses incurred on two significant wells during the three months ended March 31, 1998. This increase was substantially offset by (i) a decrease in production taxes associated with the decrease in oil and gas sales discussed above and (ii) the decrease in volumes of gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of oil and gas sales, these expenses increased to 37.0% for the three months ended March 31, 1998 from 26.0% for the three months ended March 31, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $35,709 (25.6%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from (i) the decrease in volumes of gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 and (ii) an upward revision in the estimate of remaining gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense remained relatively constant at 13.0% for the three months ended March 31, 1998 and 12.9% for the three months ended March 31, 1997.

      The II-B Partnership recognized a non-cash charge against earnings of $530,988 during the three months ended March 31, 1997. Of this amount, $134,003 was related to a decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $396,985 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the prior several years and provisions in the II-B Partnership's partnership agreement which limit the level of permissible drilling activity. No similar charges were necessary during the three months ended March 31, 1998.

      General and administrative expenses remained relatively constant for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of oil and gas sales, these expenses increased to 15.9% for the three months ended March 31, 1998 from 11.8% for the three months ended March 31, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      The Limited Partners have received cash distributions through March 31, 1998 totaling $30,435,916 or 84.14% of the Limited Partners' capital contributions.

      II-C PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                    1998            1997
                                                  --------       ----------
      Oil and gas sales                           $368,535         $514,182
      Oil and gas production expenses             $112,302         $127,804
      Barrels produced                               5,004            5,073
      Mcf produced                                 137,055          160,273
      Average price/Bbl                           $  15.08         $  22.45
      Average price/Mcf                           $   2.14         $   2.50

      As shown in the table above, total oil and gas sales decreased $145,647 (28.3%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Of this decrease, approximately $58,000 was related to a decrease in volumes of gas sold and approximately $37,000 and $49,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 69 barrels and 23,218 Mcf, respectively, for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The decrease in volumes of gas sold resulted primarily from normal declines in production due to diminished reserves during the three months ended March 31, 1998. Average oil and gas prices decreased to $15.08 per barrel and $2.14 per Mcf, respectively, for the three months ended March 31, 1998 from $22.45 per barrel and $2.50 per Mcf, respectively, for the three months ended March 31, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $15,502 (12.1%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from (i) a decrease in production taxes associated with the decrease in oil and gas sales discussed above and (ii) the decreases in volumes of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997, which decrease was partially offset by workover expenses incurred on two significant wells during the three months ended March 31, 1998 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 30.5% for the three months ended March 31, 1998 from 24.9% for the three months ended March 31, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

      Depreciation, depletion, and amortization of oil and gas properties increased $2,698 (4.7%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of oil and gas sales, this expense increased to 16.2% for the three months ended March 31, 1998 from 11.1% for the three months ended March 31, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

      The II-C Partnership recognized a non-cash charge against earnings of $66,617 during the three months ended March 31, 1997. Of this amount, $36,163 was related to a decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $30,454 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the prior several years and provisions in the II-C Partnership's partnership agreement which limit the level of permissible drilling activity. No similar charges were necessary during the three months ended March 31, 1998.

      General and administrative expenses remained relatively constant for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of oil and gas sales, these expenses increased to 14.7% for the three months ended March 31, 1998 from 10.6% for the three months ended March 31, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      The Limited Partners have received cash distributions through March 31, 1998 totaling $13,560,686 or 87.7% of the Limited Partners' capital contributions.

      II-D PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                  1998              1997
                                                 --------        ----------
      Oil and gas sales                          $711,972        $1,210,897
      Oil and gas production expenses            $321,636        $  320,345
      Barrels produced                             11,829            12,702
      Mcf produced                                258,157           409,945
      Average price/Bbl                          $  15.10        $    23.67
      Average price/Mcf                          $   2.07        $     2.22

      As shown in the table above, total oil and gas sales decreased $498,925 (41.2%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Of this decrease, approximately $337,000 was related to a decrease in volumes of gas sold and approximately $101,000 and $39,000, respectively, were related to decreases in the average price of oil and gas sold. Volumes of oil and gas sold decreased 873 barrels and 151,788 Mcf, respectively, for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished reserves during the three months ended March 31, 1998, (ii) positive prior period volume adjustments made by the purchaser on several wells during the three months ended March 31, 1997, (iii) the sale of several wells during 1997, and (iv) negative prior period volume adjustments made by the purchaser on one significant well during the three months ended March 31, 1998. Average oil and gas prices decreased to $15.10 per barrel and $2.07 per Mcf, respectively, for the three months ended March 31, 1998 from $23.67 per barrel and $2.22 per Mcf, respectively, for the three months ended March 31, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. An increase in production expenses resulted primarily from (i) workover expenses incurred on one significant well during the three months ended March 31, 1998 in order to improve the recovery of reserves, (ii) prior period adjustments in production expenses by the operator on one significant well during the three months ended March 31, 1998, and (iii) higher general repair and maintenance expenses incurred on two significant wells during the three months ended March 31, 1998. However, this increase in production expenses was substantially offset by (i) a decrease in production taxes associated with the decrease in oil and gas sales discussed above and (ii) the decreases in volumes of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of oil and gas sales, these expenses increased to 45.2% for the three months ended March 31, 1998 from 26.5% for the three months ended March 31, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $51,482 (31.3%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 and (ii) an upward revision in the estimate of remaining gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense increased to 15.9% for the three months ended March 31, 1998 from 13.6% for the three months ended March 31, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

      The II-D Partnership recognized a non-cash charge against earnings of $143,957 during the three months ended March 31, 1997. This impairment provision was necessary due to a decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997. No similar charge was necessary during the three months ended March 31, 1998.

      General and administrative expenses decreased $3,147 (2.8%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of oil and gas sales, these expenses increased to 15.5% for the three months ended March 31, 1998 from 9.4% for the three months ended March 31, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      The Limited Partners have received cash distributions through March 31, 1998 totaling $26,636,903 or $84.59% of the Limited Partners' capital contributions.

      II-E PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    1998            1997
                                                  --------       ----------
      Oil and gas sales                           $478,325         $780,293
      Oil and gas production expenses             $165,724         $236,324
      Barrels produced                               8,400           12,061
      Mcf produced                                 177,849          204,651
      Average price/Bbl                           $  14.45         $  21.22
      Average price/Mcf                           $   2.01         $   2.56

      As shown in the table above, total oil and gas sales decreased $301,968 (38.7%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Of this decrease, approximately $78,000 and $69,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $57,000 and $98,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 3,661 barrels and 26,802 Mcf, respectively, for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The decrease in volumes of oil sold resulted primarily from (i) normal declines in production due to diminished reserves during the three months ended March 31, 1998, (ii) the shutting-in of four significant wells during the three months ended March 31, 1998 in order to increase production capabilities, and (iii) positive prior period volume adjustments made by the purchaser on three significant wells during the three months ended March 31, 1997. The decrease in volumes of gas sold resulted primarily from (i) the receipt in 1998 of a reduced percentage of sales due to the II-E Partnership's overproduced position on one significant well, (ii) the decline in production due to diminished reserves on two significant wells during the three months ended March 31, 1998, and (iii) negative prior period volume adjustments made by the purchaser on one significant well during the three months ended March 31, 1998. Average oil and gas prices decreased to $14.45 per barrel and $2.01 per Mcf, respectively, for the three months ended March 31, 1998 from $21.22 per barrel and $2.56 per Mcf, respectively, for the three months ended March 31, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $70,600 (29.9%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from (i) a decrease in production taxes associated with the decrease in oil and gas sales discussed above and (ii) the decreases in volumes of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of oil and gas sales, these expenses increased to 34.6% for the three months ended March 31, 1998 from 30.3% for the three months ended March 31, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $26,867 (16.4%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 and (ii) an upward revision in the estimate of remaining gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense increased to 28.6% for the three months ended March 31, 1998 from 20.9% for the three months ended March 31, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

      The II-E Partnership recognized a non-cash charge against earnings of $992,851 during the three months ended March 31, 1997. Of this amount, $317,979 was related to a decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $674,872 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the prior several years and provisions in the II-E Partnership's partnership agreement which limit the level of permissible drilling activity. No similar charge was necessary during the three months ended March 31, 1998.

      General and administrative expenses decreased $15,527 (16.1%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from decreases in professional fees during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of oil and gas sales, these expenses increased to 16.9% for the three months ended March 31, 1998 from 12.3% for the three months ended March 31, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      The Limited Partners have received cash distributions through March 31, 1998 totaling $15,606,574 or 68.20% of the Limited Partners' capital contributions.

      II-F PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    1998            1997
                                                  --------       ----------
      Oil and gas sales                           $432,069         $729,165
      Oil and gas production expenses             $114,831         $159,630
      Barrels produced                               9,805           12,012
      Mcf produced                                 143,447          143,209
      Average price/Bbl                           $  14.07         $  20.89
      Average price/Mcf                           $   2.05         $   3.34

      As shown in the table above, total oil and gas sales decreased $297,096 (40.7%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Of this decrease, approximately $46,000 was related to a decrease in volumes of oil sold and approximately $67,000 and $185,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil sold decreased 2,207 barrels, while volumes of gas sold increased 238 Mcf for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The decrease in volumes of oil sold resulted primarily from (i) positive prior period volume adjustments made by the purchaser on three significant wells during the three months ended March 31, 1997, (ii) the sale of several wells during 1997, and (iii) normal declines in production due to diminished reserves during the three months ended March 31, 1998. Any increase in the volumes of gas sold caused by a negative prior period volume adjustment made by the purchaser during the three months ended March 31, 1997 was substantially offset by normal declines in production due to diminished reserves on several wells during the three months ended March 31, 1998. Average oil and gas prices decreased to $14.07 per barrel and $2.05 per Mcf, respectively, for the three months ended March 31, 1998 from $20.89 per barrel and $3.34 per Mcf, respectively, for the three months ended March 31, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $44,799 (28.1%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from (i) a decrease in production taxes associated with the decrease in oil and gas sales discussed above, (ii) the decrease in volumes of oil sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997, and (iii) workover expenses incurred on two significant wells during the three months ended March 31, 1997. As a percentage of oil and gas sales, these expenses increased to 26.6% for the three months ended March 31, 1998 from 21.9% for the three months ended March 31, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $8,177 (8.0%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of oil and gas sales, this expense increased to 21.7% for the three months ended March 31, 1998 from 14.0% for the three months ended March 31, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

      The II-F Partnership recognized a non-cash charge against earnings of $1,377,160 during the three months ended March 31, 1997. Of this amount, $208,255 was related to a decline in oil and gas prices used to determine a recoverability of proved oil and gas reserves at March 31, 1997 and $1,168,905 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the prior several years and provisions in the II-F Partnership's partnership agreement which limit the level of permissible drilling activity. No similar charge was necessary during the three months ended March 31, 1998.

      General and administrative expenses increased $4,232 (7.7%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of oil and gas sales, these expenses increased to 13.7% for the three months ended March 31, 1998 from 7.5% for the three months ended March 31, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      The Limited Partners have received cash distributions through March 31, 1998 totaling $15,630,051 or 91.19% of the Limited Partners' capital contributions.

      II-G PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                    1998            1997
                                                  --------       ----------
      Oil and gas sales                           $914,389       $1,536,333
      Oil and gas production expenses             $244,109       $  344,258
      Barrels produced                              20,593           25,247
      Mcf produced                                 305,144          307,748
      Average price/Bbl                           $  14.07       $    20.89
      Average price/Mcf                           $   2.05       $     3.28

      As shown in the table above, total oil and gas sales decreased $621,944 (40.5%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Of this decrease, approximately $97,000 was related to a decrease in volumes of oil sold and approximately $140,000 and $375,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 4,654 barrels and 2,604 Mcf, respectively, for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The decrease in volumes of oil sold resulted primarily from (i) positive prior period volume adjustments made by the purchaser on three significant wells during the three months ended March 31, 1997, (ii) the sale of several wells during 1997, and (iii) normal declines in production due to diminished reserves during the three months ended March 31, 1998. Any decrease in volumes of gas sold (which resulted primarily from normal declines in production due to diminished reserves on several wells during the three months ended March 31, 1998) was substantially offset by negative prior period volume adjustments made by the purchaser on one significant well during the three months ended March 31, 1997. Average oil and gas prices decreased to $14.07 per barrel and $2.05 per Mcf, respectively, for the three months ended March 31, 1998 from $20.89 per barrel and $3.28 per Mcf, respectively, for the three months ended March 31, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $100,149 (29.1%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from (i) a decrease in production taxes associated with the decrease in oil and gas sales discussed above, (ii) the decreases in volumes of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997, and
      (iii) workover expenses incurred on two significant wells during the three months ended March 31, 1997. As a percentage of oil and gas sales, these expenses increased to 26.7% for the three months ended March 31, 1998 from 22.4% for the three months ended March 31, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $22,666 (10.2%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 and (ii) an upward revision in the estimate of remaining gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense increased to 21.9% for the three months ended March 31, 1998 from 14.5% for the three months ended March 31, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

      The II-G Partnership recognized a non-cash charge against earnings of $3,101,656 during the three months ended March 31, 1997. Of this amount, $489,672 was related to a decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $2,611,984 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the prior several years and provisions in the II-G Partnership's partnership agreement which limit the level of permissible drilling activity. No similar charge was necessary during the three months ended March 31, 1998.

      General and administrative expenses increased $9,163 (7.7%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of oil and gas sales, these expenses increased to 14.0% for the three months ended March 31, 1998 from 7.8% for the three months ended March 31, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      The Limited Partners have received cash distributions through March 31, 1998 totaling $32,167,371 or 86.43% of the Limited Partners' capital contributions.

      II-H PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    1998            1997
                                                  --------       ----------
      Oil and gas sales                           $217,703         $360,814
      Oil and gas production expenses             $ 58,340         $ 84,434
      Barrels produced                               4,789            5,881
      Mcf produced                                  72,675           75,183
      Average price/Bbl                           $  14.06         $  20.90
      Average price/Mcf                           $   2.07         $   3.16

      As shown in the table above, total oil and gas sales decreased $143,111 (39.7%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Of this decrease, approximately $23,000 was related to a decrease in volumes of oil sold and approximately $33,000 and $79,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 1,092 barrels and 2,508 Mcf, respectively, for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The decrease in volumes of oil sold resulted primarily from (i) positive prior period volume adjustments made by the purchaser on three significant wells during the three months ended March 31, 1997 and (ii) the sale of several wells during 1997. Any decrease in volumes of gas sold (which resulted primarily from normal declines in production due to diminished reserves on several wells during the three months ended March 31, 1998 and the sale of several wells during 1997) was substantially offset by a negative prior period volume adjustment made by the purchaser on one significant well during the three months ended March 31, 1997. Average oil and gas prices decreased to $14.06 per barrel and $2.07 per Mcf, respectively, for the three months ended March 31, 1998 from $20.90 per barrel and $3.16 per Mcf, respectively, for the three months ended March 31, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $26,094 (30.9%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from (i) a decrease in production taxes associated with the decrease in oil and gas sales discussed above, (ii) the decreases in volumes of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997, and
      (iii) workover expenses incurred on three significant wells during the three months ended March 31, 1997. As a percentage of oil and gas sales, these expenses increased to 26.8% for the three months ended March

      31, 1998 from 23.4% for the three months ended March 31, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $6,914 (12.9%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 and (ii) an upward revision in the estimate of remaining gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense increased to 21.4% for the three months ended March 31, 1998 from 14.8% for the three months ended March 31, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

      The II-H Partnership recognized a non-cash charge against earnings of $785,220 during the three months ended March 31, 1997. Of this amount, $125,223 was related to a decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $659,997 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the prior several years and provisions in the II-H Partnership's partnership agreement which limit the level of permissible drilling activity. No similar charge was necessary during the three months ended March 31, 1998.

      General and administrative expenses increased $2,255 (7.7%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of oil and gas sales, these expenses increased to 14.5% for the three months ended March 31, 1998 from 8.1% for the three months ended March 31, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      The Limited Partners have received cash distributions through March 31, 1998 totaling $7,490,364 or 81.67% of the Limited Partners' capital contributions.

                          PART II. OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

      As further described in the Partnerships' Annual Report on Form 10-K for the year ended December 31, 1997 (the "Form 10-K"), the Partnerships are included in the subject matter of a class action lawsuit entitled "In Re:
      PaineWebber Limited Partnerships' Litigation," Case No. 94-CIV-8558, U.S. District Court, Southern District of New York.

      In early 1996 PaineWebber Incorporated ("PaineWebber") reached settlements with the class action plaintiffs and the Securities and Exchange Commission (the "SEC") that resolved the above referenced litigation. As part of the class settlement, PaineWebber paid $125 million (the "Class Action Fund"), plus certain additional consideration to the class. PaineWebber also paid $40 million to a capped claims fund to be independently administered on behalf of the SEC (the "SEC Fund"). Both settlement funds (in the case of the Class Action Fund, net of court approved class counsel attorney's fees and disbursements) were to be allocated among eligible limited partners whose claims were approved by the respective Claims Administrators.

      In late March 1998, the Court awarded attorney's fees and disbursements to class counsel. On or about May 8, 1998, the Claims Administrator for the Class Action Fund mailed to eligible class members the cash component of their settlement benefits from the Class Action Fund. The General Partner has been advised that in late May 1998 the SEC Claims Administrator expects to mail to each eligible class member his or her claim determination with the preliminary settlement amount, if any, from the SEC Fund.

      A further description of the settlement is included within the Form 10-K referred to above.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

             27.1 Financial Data Schedule containing summary financial information extracted from the II-A Partnership's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

             27.2 Financial Data Schedule containing summary financial information extracted from the II-B Partnership's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

             27.3 Financial Data Schedule containing summary financial information extracted from the II-C Partnership's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

             27.4 Financial Data Schedule containing summary financial information extracted from the II-D Partnership's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

             27.5 Financial Data Schedule containing summary financial information extracted from the II-E Partnership's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

             27.6 Financial Data Schedule containing summary financial information extracted from the II-F Partnership's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

             27.7 Financial Data Schedule containing summary financial information extracted from the II-G Partnership's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

             27.8 Financial Data Schedule containing summary financial information extracted from the II-H Partnership's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

                        All other exhibits are omitted as inapplicable.

      (b) Reports on Form 8-K.

            Current report on Form 8-K filed during the first quarter of 1998:

            Date of event:                      January 29, 1998
            Date filed with SEC:                January 30, 1998
            Items included
                  Item 5 - Other Events
                  Item 7 - Exhibits

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


                                 (Registrant)

                                 BY:   GEODYNE RESOURCES, INC.

                                       General Partner


Date:  May 13, 1998              By:       /s/Dennis R. Neill
                                     --------------------------------
                                          (Signature)
                                           Dennis R. Neill
                                          President


Date:  May 13, 1998              By:      /s/Patrick M. Hall
                                    --------------------------------
                                         (Signature)
                                         Patrick M. Hall
                                         Principal Accounting Officer

                              INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-A's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-B's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-C's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-D's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-E's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-F's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

27.7 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-G's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

27.8 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-H's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

            All other exhibits are omitted as inapplicable.