Form 10-Q
period 1998-06-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP II A; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-E; GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-G; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-H
filed 1998-08-13
CIK 824894, 826345, 833054, 833526, 842881, 850506, 851724, 854062

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1998

Commission File Number:

      II-A:  0-16388          II-D:  0-16980          II-G:  0-17802
      II-B:  0-16405          II-E:  0-17320          II-H:  0-18305
      II-C:  0-16981          II-F:  0-17799

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
           ---------------------------------------------------------
      (Exact name of Registrant as specified in its Articles)


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

                        Yes     X               No
                            ------                    ------

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                     GEODYNE PRODUCTION PARTNERSHIP II-A
                           COMBINED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                              June 30,         December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  816,601        $  830,584
   Accounts receivable:
      Oil and gas sales                          576,132           837,560
      Other (Note 3)                           1,710,190            20,975
                                              ----------        ----------
        Total current assets                  $3,102,923        $1,689,119

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               4,504,319         4,894,853

DEFERRED CHARGE                                  911,041           911,041
                                              ----------        ----------
                                              $8,518,283        $7,495,013
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  107,828        $  233,246
   Gas imbalance payable                         142,043           142,043
                                              ----------        ----------
        Total current liabilities             $  249,871        $  375,289

ACCRUED LIABILITY                             $  157,050        $  157,050

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  317,783)      ($  387,587)
   Limited Partners, issued and
      outstanding, 484,283 units               8,429,145         7,350,261
                                              ----------        ----------
        Total Partners' capital               $8,111,362        $6,962,674
                                              ----------        ----------
                                              $8,518,283        $7,495,013
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                     GEODYNE PRODUCTION PARTNERSHIP II-A
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $  896,499        $1,508,683
   Interest income                                10,141            10,074
   Gain on sale of oil and
      gas properties                             205,857            57,024
   Contract settlement income                  1,710,190                 -
                                              ----------        ----------
                                              $2,822,687        $1,575,781

COSTS AND EXPENSES:
   Lease operating                            $  284,930        $  431,151
   Production tax                                 56,315            83,728
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 162,901           192,985
   General and administrative
      (Note 2)                                   136,112           163,724
                                              ----------        ----------
                                              $  640,258        $  871,588
                                              ----------        ----------

NET INCOME                                    $2,182,429        $  704,193
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  115,130        $   42,425
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $2,067,299        $  661,768
                                              ==========        ==========
NET INCOME per unit                           $     4.27        $     1.37
                                              ==========        ==========
UNITS OUTSTANDING                                484,283           484,283
                                              ==========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                     GEODYNE PRODUCTION PARTNERSHIP II-A
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,932,820        $3,023,880
   Interest income                                18,604            17,027
   Gain on sale of oil and
      gas properties                             652,721            57,024
   Contract settlement income                  1,710,190                 -
                                              ----------        ----------
                                              $4,314,335        $3,097,931

COSTS AND EXPENSES:
   Lease operating                            $  596,845        $  726,363
   Production tax                                115,073           180,088
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 323,497           389,667
   Impairment provision                                -           684,276
   General and administrative
      (Note 2)                                   305,348           327,310
                                              ----------        ----------
                                              $1,340,763        $2,307,704
                                              ----------        ----------

NET INCOME                                    $2,973,572        $  790,227
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  160,688        $   81,618
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $2,812,884        $  708,609
                                              ==========        ==========
NET INCOME per unit                           $     5.81        $     1.46
                                              ==========        ==========
UNITS OUTSTANDING                                484,283           484,283
                                              ==========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                     GEODYNE PRODUCTION PARTNERSHIP II-A
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)
                                                 1998              1997
                                              ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $2,973,572        $  790,227
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               323,497           389,667
      Impairment provision                             -           684,276
      Gain on sale of oil and gas
        properties                           (   652,721)      (    57,024)
      Decrease in accounts receivable -
        oil and gas sales                        261,428           230,648
      Increase in accounts receivable -
        General Partner                                -       (    45,411)
      Increase in accounts receivable -
        other                                ( 1,689,215)                -
      Decrease in accounts payable           (   125,418)      (    82,810)
                                              ----------        ----------
Net cash provided by operating
   activities                                 $1,091,143        $1,909,573
                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($   17,847)      ($   75,753)
   Proceeds from sale of oil and
      gas properties                             737,605            64,558
                                              ----------        ----------
Net cash provided (used) by
   investing activities                       $  719,758       ($   11,195)
                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($1,824,884)      ($1,943,195)
                                              ----------        ----------
Net cash used by financing activities        ($1,824,884)      ($1,943,195)
                                              ----------        ----------
NET DECREASE IN CASH AND CASH
   EQUIVALENTS                               ($   13,983)      ($   44,817)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           830,584           875,918
                                              ----------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  816,601        $  831,101
                                              ==========        ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                     GEODYNE PRODUCTION PARTNERSHIP II-B
                           COMBINED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                              June 30,         December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  343,723        $  644,574
   Accounts receivable:
      Oil and gas sales                          421,863           565,152
      Other (Note 3)                           2,793,295                 -
                                              ----------        ----------
        Total current assets                  $3,558,881        $1,209,726

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               2,862,850         3,035,158

DEFERRED CHARGE                                  169,811           169,811
                                              ----------        ----------
                                              $6,591,542        $4,414,695
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   77,180        $  141,754
   Gas imbalance payable                          24,671            24,671
                                              ----------        ----------
        Total current liabilities             $  101,851        $  166,425

ACCRUED LIABILITY                             $   88,519        $   88,519

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  171,679)      ($  305,223)
   Limited Partners, issued and
      outstanding, 361,719 units               6,572,851         4,464,974
                                              ----------        ----------
        Total Partners' capital               $6,401,172        $4,159,751
                                              ----------        ----------
                                              $6,591,542        $4,414,695
                                              ==========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                     GEODYNE PRODUCTION PARTNERSHIP II-B
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $  634,517        $  980,036
   Interest income                                 4,099             5,927
   Gain on sale of oil and
      gas properties                               5,491            50,476
   Contract settlement income                  2,793,295                 -
                                              ----------        ----------
                                              $3,437,402        $1,036,439

COSTS AND EXPENSES:
   Lease operating                            $  168,679        $  271,921
   Production tax                                 42,520            57,004
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  97,349           122,525
   General and administrative
      (Note 2)                                   103,080           130,090
                                              ----------        ----------
                                              $  411,628        $  581,540
                                              ----------        ----------

NET INCOME                                    $3,025,774        $  454,899
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  154,978        $   27,350
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $2,870,796        $  427,549
                                              ==========        ==========
NET INCOME per unit                           $     7.93        $     1.18
                                              ==========        ==========
UNITS OUTSTANDING                                361,719           361,719
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                     GEODYNE PRODUCTION PARTNERSHIP II-B
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,429,973        $2,059,385
   Interest income                                 9,685             9,991
   Gain on sale of oil and
      gas properties                              63,175            50,476
   Contract settlement income                  2,793,295                 -
                                              ----------        ----------
                                              $4,296,128        $2,119,852

COSTS AND EXPENSES:
   Lease operating                            $  420,017        $  479,879
   Production tax                                 85,832           129,692
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 200,971           261,856
   Impairment provision                                -           530,988
   General and administrative
      (Note 2)                                   229,906           257,538
                                              ----------        ----------
                                              $  936,726        $1,659,953
                                              ----------        ----------

NET INCOME                                    $3,359,402        $  459,899
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  175,525        $   54,209
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $3,183,877        $  405,690
                                              ==========        ==========
NET INCOME per unit                           $     8.80        $     1.12
                                              ==========        ==========
UNITS OUTSTANDING                                361,719           361,719
                                              ==========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                     GEODYNE PRODUCTION PARTNERSHIP II-B
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $3,359,402        $  459,899
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               200,971           261,856
      Impairment provision                             -           530,988
      Gain on sale of oil and gas
        properties                           (    63,175)      (    50,476)
      Decrease in accounts receivable -
        oil and gas sales                        143,289           148,704
      Increase in accounts receivable -
        General Partner                                -       (    50,278)
      Increase in accounts receivable -
        other                                ( 2,793,295)                -
      Decrease in accounts payable           (    64,574)      (   102,287)
                                              ----------        ----------
Net cash provided by operating
   activities                                 $  782,618        $1,198,406
                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($   40,233)      ($    1,043)
   Proceeds from sale of oil and
      gas properties                              74,745            51,441
                                              ----------        ----------
Net cash provided by investing
   activities                                 $   34,512        $   50,398
                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($1,117,981)      ($1,336,177)
                                              ----------        ----------
Net cash used by financing activities        ($1,117,981)      ($1,336,177)
                                              ----------        ----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                               ($  300,851)      ($   87,373)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           644,574           569,257
                                              ----------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  343,723        $  481,884
                                              ==========        ==========
         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                     GEODYNE PRODUCTION PARTNERSHIP II-C
                           COMBINED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                              June 30,         December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  178,199        $  358,095
   Accounts receivable:
      Oil and gas sales                          189,917           273,399
      Other (Note 3)                           1,197,148             1,931
                                              ----------        ----------
        Total current assets                  $1,565,264        $  633,425

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,489,044         1,667,269

DEFERRED CHARGE                                  139,621           139,621
                                              ----------        ----------
                                              $3,193,929        $2,440,315
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   27,307        $   33,293
   Gas imbalance payable                          22,563            22,563
                                              ----------        ----------
        Total current liabilities             $   49,870        $   55,856

ACCRUED LIABILITY                             $   49,647        $   49,647

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   72,510)      ($  123,277)
   Limited Partners, issued and
      outstanding, 154,621 units               3,166,922         2,458,089
                                              ----------        ----------
        Total Partners' capital               $3,094,412        $2,334,812
                                              ----------        ----------
                                              $3,193,929        $2,440,315
                                              ==========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                     GEODYNE PRODUCTION PARTNERSHIP II-C
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998             1997
                                              ----------         ---------

REVENUES:
   Oil and gas sales                          $  274,090          $427,984
   Interest income                                 3,773             3,155
   Gain on sale of oil and
      gas properties                               5,331            90,348
   Contract settlement income                  1,197,148                 -
                                              ----------          --------
                                              $1,480,342          $521,487

COSTS AND EXPENSES:
   Lease operating                            $   71,017          $106,476
   Production tax                                 19,503            28,957
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  50,005            50,034
   General and administrative
      (Note 2)                                    44,521            56,221
                                              ----------          --------
                                              $  185,046          $241,688
                                              ----------          --------

NET INCOME                                    $1,295,296          $279,799
                                              ==========          ========
GENERAL PARTNER - NET INCOME                  $   66,576          $ 15,834
                                              ==========          ========
LIMITED PARTNERS - NET INCOME                 $1,228,720          $263,965
                                              ==========          ========
NET INCOME per unit                           $     7.95          $   1.71
                                              ==========          ========
UNITS OUTSTANDING                                154,621           154,621
                                              ==========          ========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                     GEODYNE PRODUCTION PARTNERSHIP II-C
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998             1997
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $  642,625        $  942,166
   Interest income                                 7,110             5,771
   Gain on sale of oil and
      gas properties                             198,858            90,348
   Contract settlement income                  1,197,148                 -
                                              ----------        ----------
                                              $2,045,741        $1,038,285

COSTS AND EXPENSES:
   Lease operating                            $  160,081        $  198,414
   Production tax                                 42,741            64,823
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 109,598           106,929
   Impairment provision                                -            66,617
   General and administrative
      (Note 2)                                    98,730           110,732
                                              ----------        ----------
                                              $  411,150        $  547,515
                                              ----------        ----------

NET INCOME                                    $1,634,591        $  490,770
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   85,758        $   31,192
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,548,833        $  459,578
                                              ==========        ==========
NET INCOME per unit                           $    10.02        $     2.97
                                              ==========        ==========
UNITS OUTSTANDING                                154,621           154,621
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                     GEODYNE PRODUCTION PARTNERSHIP II-C
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)
                                                 1998              1997
                                              ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $1,634,591          $490,770
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               109,598           106,929
      Impairment provision                             -            66,617
      Gain on sale of oil and gas
        properties                           (   198,858)        (  90,348)
      Decrease in accounts receivable -
        oil and gas sales                         83,482            90,554
      Increase in accounts receivable -
        General Partner                                -         (  32,946)
      Increase in accounts receivable -
        other                                ( 1,195,217)                -
      Decrease in accounts payable           (     5,986)        (  35,689)
                                              ----------          --------
Net cash provided by operating
   activities                                 $  427,610          $595,887
                                              ----------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($   14,789)        ($  2,567)
   Proceeds from sale of oil and
      gas properties                             282,274           130,310
                                              ----------          --------
Net cash provided by investing
   activities                                 $  267,485          $127,743
                                              ----------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($  874,991)        ($762,923)
                                              ----------          --------
Net cash used by financing activities        ($  874,991)        ($762,923)
                                              ----------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                               ($  179,896)        ($ 39,293)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           358,095           387,334
                                              ----------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  178,199          $348,041
                                              ==========          ========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                     GEODYNE PRODUCTION PARTNERSHIP II-D
                           COMBINED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                              June 30,         December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  467,207        $1,151,142
   Accounts receivable:
      Oil and gas sales                          409,057           646,750
      Other (Note 3)                           3,033,283            20,267
                                              ----------        ----------
        Total current assets                  $3,909,547        $1,818,159

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               3,016,528         3,417,760

DEFERRED CHARGE                                  544,345           544,345
                                              ----------        ----------
                                              $7,470,420        $5,780,264
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   80,842        $   86,058
   Gas imbalance payable                         107,004           107,004
                                              ----------        ----------
        Total current liabilities             $  187,846        $  193,062

ACCRUED LIABILITY                             $  239,083        $  239,083

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   96,040)      ($  224,003)
   Limited Partners, issued and
      outstanding, 314,878 units               7,139,531         5,572,122
                                              ----------        ----------
        Total Partners' capital               $7,043,491        $5,348,119
                                              ----------        ----------
                                              $7,470,420        $5,780,264
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                     GEODYNE PRODUCTION PARTNERSHIP II-D
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $  633,539        $1,069,055
   Interest income                                 8,801             8,552
   Gain on sale of oil and
      gas properties                              69,790            75,486
   Contract settlement income                  3,033,283                 -
                                              ----------        ----------
                                              $3,745,413        $1,153,093

COSTS AND EXPENSES:
   Lease operating                            $  228,329        $  292,478
   Production tax                                 38,318            82,708
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 114,382           144,252
   General and administrative
      (Note 2)                                    90,214           116,802
                                              ----------        ----------
                                              $  471,243        $  636,240
                                              ----------        ----------

NET INCOME                                    $3,274,170        $  516,853
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  167,843        $   31,185
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $3,106,327        $  485,668
                                              ==========        ==========
NET INCOME per unit                           $     9.86        $     1.54
                                              ==========        ==========
UNITS OUTSTANDING                                314,878           314,878
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                     GEODYNE PRODUCTION PARTNERSHIP II-D
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,345,511        $2,279,952
   Interest income                                19,370            15,122
   Gain on sale of oil and
      gas properties                             508,895            85,390
   Contract settlement income                  3,033,283                 -
                                              ----------        ----------
                                              $4,907,059        $2,380,464

COSTS AND EXPENSES:
   Lease operating                            $  485,866        $  529,080
   Production tax                                102,417           166,451
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 227,383           308,735
   Impairment provision                                -           143,957
   General and administrative
      (Note 2)                                   200,303           230,038
                                              ----------        ----------
                                              $1,015,969        $1,378,261
                                              ----------        ----------

NET INCOME                                    $3,891,090        $1,002,203
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  202,681        $   67,462
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $3,688,409        $  934,741
                                              ==========        ==========
NET INCOME per unit                           $    11.71        $     2.97
                                              ==========        ==========
UNITS OUTSTANDING                                314,878           314,878
                                              ==========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                     GEODYNE PRODUCTION PARTNERSHIP II-D
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)
                                                1998               1997
                                             -----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $3,891,090        $1,002,203
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               227,383           308,735
      Impairment provision                             -           143,957
      Gain on sale of oil and gas
        properties                           (   508,895)      (    85,390)
      Decrease in accounts receivable -
        oil and gas sales                        237,693           182,954
      Increase in accounts receivable -
        General Partner                                -       (    71,625)
      Increase in accounts receivable -
        other                                ( 3,013,016)                -
      Decrease in accounts payable           (     5,216)      (    66,151)
                                              ----------        ----------
Net cash provided by operating
   activities                                 $  829,039        $1,414,683
                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($    2,441)      ($    4,402)
   Proceeds from sale of oil and
      gas properties                             685,185           190,877
                                              ----------        ----------
Net cash provided by investing
   activities                                 $  682,744        $  186,475
                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($2,195,718)      ($1,689,096)
                                              ----------        ----------
Net cash used by financing activities        ($2,195,718)      ($1,689,096)
                                              ----------        ----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                               ($  683,935)      ($   87,938)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         1,151,142           906,737
                                              ----------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  467,207        $  818,799
                                              ==========        ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                     GEODYNE PRODUCTION PARTNERSHIP II-E
                           COMBINED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                              June 30,         December 31,
                                                1998              1997
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $   622,367       $  670,777
   Accounts receivable:
      Oil and gas sales                           275,854          415,377
      Other (Note 3)                            6,158,619              110
                                              -----------       ----------
        Total current assets                  $ 7,056,840       $1,086,264

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                2,670,174        2,841,080

DEFERRED CHARGE                                   330,531          330,531
                                              -----------       ----------
                                              $10,057,545       $4,257,875
                                              ===========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $    43,590       $  100,603
   Gas imbalance payable                          171,089          171,089
                                              -----------       ----------
        Total current liabilities             $   214,679       $  271,692

ACCRUED LIABILITY                             $    63,625       $   63,625

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            $   127,547      ($  172,017)
   Limited Partners, issued and
      outstanding, 228,821 units                9,651,695        4,094,575
                                              -----------       ----------
        Total Partners' capital               $ 9,779,241       $3,922,558
                                              -----------       ----------
                                              $10,057,545       $4,257,875
                                              ===========       ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                     GEODYNE PRODUCTION PARTNERSHIP II-E
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $  412,505          $599,676
   Interest income                                 4,235             5,426
   Gain on sale of oil and
      gas properties                             257,260            51,772
   Contract settlement income                  6,158,619                 -
                                              ----------          --------
                                              $6,832,619          $656,874

COSTS AND EXPENSES:
   Lease operating                            $  111,277          $222,653
   Production tax                                 30,246            49,992
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 122,132           152,599
   General and administrative
      (Note 2)                                    68,824           105,103
                                              ----------          --------
                                              $  332,479          $530,347
                                              ----------          --------

NET INCOME                                    $6,500,140          $126,527
                                              ==========          ========
GENERAL PARTNER - NET INCOME                  $  329,680          $ 12,159
                                              ==========          ========
LIMITED PARTNERS - NET INCOME                 $6,170,460          $114,368
                                              ==========          ========
NET INCOME per unit                           $    26.97          $    .50
                                              ==========          ========
UNITS OUTSTANDING                                228,821           228,821
                                              ==========          ========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                     GEODYNE PRODUCTION PARTNERSHIP II-E
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $  890,830        $1,379,969
   Interest income                                10,693             9,637
   Gain on sale of oil and
      gas properties                             320,475            51,772
   Contract settlement income                  6,158,619                 -
                                              ----------        ----------
                                              $7,380,617        $1,441,378

COSTS AND EXPENSES:
   Lease operating                            $  243,303        $  394,560
   Production tax                                 63,944           114,409
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 258,703           316,037
   Impairment provision                                -           992,851
   General and administrative
      (Note 2)                                   149,475           201,281
                                              ----------        ----------
                                              $  715,425        $2,019,138
                                              ----------        ----------

NET INCOME (LOSS)                             $6,665,192       ($  577,760)
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  343,073        $   22,986
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME (LOSS)          $6,322,119       ($  600,746)
                                              ==========        ==========
NET INCOME (LOSS) per unit                    $    27.63       ($     2.63)
                                              ==========        ==========
UNITS OUTSTANDING                                228,821           228,821
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                     GEODYNE PRODUCTION PARTNERSHIP II-E
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998             1997
                                               ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                           $6,665,192        ($577,760)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                258,703          316,037
      Impairment provision                              -          992,851
      Gain on sale of oil and gas
        properties                            (   320,475)       (  51,772)
      Decrease in accounts receivable -
        oil and gas sales                         139,523          141,632
      Increase in accounts receivable -
        General Partner                                 -        (   1,275)
      Increase in accounts receivable -
        other                                 ( 6,158,509)               -
      Decrease in accounts payable            (    57,013)       (  70,747)
                                               ----------         --------
Net cash provided by operating
   activities                                  $  527,421         $748,966
                                               ----------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($  116,267)       ($  5,629)
   Proceeds from sale of oil and
      gas properties                              348,945          245,478
                                               ----------         --------
Net cash provided by investing
   activities                                  $  232,678         $239,849
                                               ----------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($  808,509)       ($830,473)
                                               ----------         --------
Net cash used by financing activities         ($  808,509)       ($830,473)
                                               ----------         --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           ($   48,410)        $158,342

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            670,777          528,765
                                               ----------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $  622,367         $687,107
                                               ==========         ========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                     GEODYNE PRODUCTION PARTNERSHIP II-F
                           COMBINED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                              June 30,         December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  832,039        $  741,852
   Accounts receivable:
      Oil and gas sales                          223,840           334,094
      Other                                            -                43
                                              ----------        ----------
        Total current assets                  $1,055,879        $1,075,989

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               2,222,818         2,432,033

DEFERRED CHARGE                                   56,867            56,867
                                              ----------        ----------
                                              $3,335,564        $3,564,889
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   24,623        $   64,348
   Gas imbalance payable                          25,184            25,184
                                              ----------        ----------
        Total current liabilities             $   49,807        $   89,532

ACCRUED LIABILITY                             $   27,907        $   27,907

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  151,418)      ($  143,355)
   Limited Partners, issued and
      outstanding, 171,400 units               3,409,268         3,590,805
                                              ----------        ----------
        Total Partners' capital               $3,257,850        $3,447,450
                                              ----------        ----------
                                              $3,335,564        $3,564,889
                                              ==========        ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                     GEODYNE PRODUCTION PARTNERSHIP II-F
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              ----------         ---------

REVENUES:
   Oil and gas sales                            $388,884          $447,250
   Interest income                                 3,948             4,571
   Gain on sale of oil and
      gas properties                             538,754           166,768
                                                --------          --------
                                                $931,586          $618,589

COSTS AND EXPENSES:
   Lease operating                              $ 62,517          $ 72,158
   Production tax                                 25,515            30,708
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  83,517           103,640
   General and administrative
      (Note 2)                                    47,610            54,812
                                                --------          --------
                                                $219,159          $261,318
                                                --------          --------

NET INCOME                                      $712,427          $357,271
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 38,765          $ 21,781
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $673,662          $335,490
                                                ========          ========
NET INCOME per unit                             $   3.93          $   1.96
                                                ========          ========
UNITS OUTSTANDING                                171,400           171,400
                                                ========          ========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                     GEODYNE PRODUCTION PARTNERSHIP II-F
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $  820,953        $1,176,415
   Interest income                                10,043             8,090
   Gain on sale of oil and
      gas properties                             655,945           166,768
                                              ----------        ----------
                                              $1,486,941        $1,351,273

COSTS AND EXPENSES:
   Lease operating                            $  148,402        $  177,618
   Production tax                                 54,461            84,878
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 177,239           205,539
   Impairment provision                                -         1,377,160
   General and administrative
      (Note 2)                                   106,786           109,756
                                              ----------        ----------
                                              $  486,888        $1,954,951
                                              ----------        ----------

NET INCOME (LOSS)                             $1,000,052       ($  603,678)
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   56,690        $   32,720
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME (LOSS)          $  943,463       ($  636,398)
                                              ==========        ==========
NET INCOME (LOSS) per unit                    $     5.50       ($     3.71)
                                              ==========        ==========
UNITS OUTSTANDING                                171,400           171,400
                                              ==========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                     GEODYNE PRODUCTION PARTNERSHIP II-F
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                          $1,000,053       ($  603,678)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               177,239           205,539
      Impairment provision                             -         1,377,160
      Gain on sale of oil and gas
        properties                           (   655,945)      (   166,768)
      Decrease in accounts receivable -
        oil and gas sales                        110,254           104,366
      Decrease in accounts receivable -
        General Partner                                -            12,169
      Decrease in accounts receivable -
        other                                         43                 -
      Decrease in accounts payable           (    39,725)      (    11,541)
                                              ----------        ----------
Net cash provided by operating-
   activities                                 $  591,919        $  917,247
                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($   32,829)      ($   17,239)
   Proceeds from sale of oil and
      gas properties                             720,750           298,834
                                              ----------        ----------
Net cash provided by investing
   activities                                 $  687,921        $  281,595
                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($1,189,653)      ($  930,455)
                                              ----------        ----------
Net cash used by financing activities        ($1,189,653)      ($  930,455)
                                              ----------        ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                $   90,187        $  268,387

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           741,852           441,903
                                              ----------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  832,039        $  710,290
                                              ==========        ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                     GEODYNE PRODUCTION PARTNERSHIP II-G
                           COMBINED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                              June 30,         December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $1,745,845        $1,564,325
   Accounts receivable:
      Oil and gas sales                          482,613           710,336
                                              ----------        ----------
        Total current assets                  $2,228,458        $2,274,661

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               4,790,240         5,237,082

DEFERRED CHARGE                                  123,977           123,977
                                              ----------        ----------
                                              $7,142,675        $7,635,720
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   52,747        $  135,761
   Gas imbalance payable                          57,250            57,250
                                              ----------        ----------
        Total current liabilities             $  109,997        $  193,011

ACCRUED LIABILITY                             $   64,109        $   64,109

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  329,275)      ($  312,392)
   Limited Partners, issued and
      outstanding, 372,189 units               7,297,844         7,690,992
                                              ----------        ----------
        Total Partners' capital               $6,968,569        $7,378,600
                                              ----------        ----------
                                              $7,142,675        $7,635,720
                                              ==========        ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                     GEODYNE PRODUCTION PARTNERSHIP II-G
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $  834,167        $  981,156
   Interest income                                 8,518             9,799
   Gain on sale of oil and
      gas properties                           1,126,657           329,485
                                              ----------        ----------
                                              $1,969,342        $1,320,440

COSTS AND EXPENSES:
   Lease operating                            $  134,397        $  159,418
   Production tax                                 55,722            69,927
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 180,454           227,148
   General and administrative
      (Note 2)                                   103,383           118,908
                                              ----------        ----------
                                              $  473,956        $  575,401
                                              ----------        ----------

NET INCOME                                    $1,495,386        $  745,039
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   81,562        $   45,848
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,413,824        $  699,191
                                              ==========        ==========
NET INCOME per unit                           $     3.80        $     1.88
                                              ==========        ==========
UNITS OUTSTANDING                                372,189           372,189
                                              ==========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                     GEODYNE PRODUCTION PARTNERSHIP II-G
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,748,556        $2,517,489
   Interest income                                21,487            17,231
   Gain on sale of oil and
      gas properties                           1,372,284           329,485
                                              ----------        ----------
                                              $3,142,327        $2,864,205

COSTS AND EXPENSES:
   Lease operating                            $  316,829        $  387,582
   Production tax                                117,399           186,021
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 380,514           449,874
   Impairment provision                                -         3,101,656
   General and administrative
      (Note 2)                                   231,797           238,159
                                              ----------        ----------
                                              $1,046,539        $4,363,292
                                              ----------        ----------

NET INCOME (LOSS)                             $2,095,788       ($1,499,087)
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  118,936        $   66,245
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME (LOSS)          $1,976,852       ($1,565,332)
                                              ==========        ==========
NET INCOME (LOSS) per unit                    $     5.31       ($     4.21)
                                              ==========        ==========
UNITS OUTSTANDING                                372,189           372,189
                                              ==========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                     GEODYNE PRODUCTION PARTNERSHIP II-G
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                          $2,095,788       ($1,499,087)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               380,514           449,874
      Impairment provision                             -         3,101,656
      Gain on sale of oil and gas
        properties                           ( 1,372,284)      (   329,485)
      Decrease in accounts receivable -
        oil and gas sales                        227,723           215,583
      Decrease in accounts receivable -
        General Partner                                -            28,104
      Decrease in accounts payable           (    83,014)      (    25,030)
                                              ----------        ----------
Net cash provided by operating
   activities                                 $1,248,727        $1,941,615
                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($   63,181)      ($   35,916)
   Proceeds from sale of oil and
      gas properties                           1,501,793           692,687
                                              ----------        ----------
Net cash provided by investing
   activities                                 $1,438,612        $  656,771
                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($2,505,819)      ($1,959,203)
                                              ----------        ----------
Net cash used by financing activities        ($2,505,819)      ($1,959,203)
                                              ----------        ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                $  181,520        $  639,183

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         1,564,325           932,165
                                              ----------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $1,745,845        $1,571,348
                                              ==========        ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                     GEODYNE PRODUCTION PARTNERSHIP II-H
                           COMBINED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                              June 30,         December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  401,636        $  364,502
   Accounts receivable:
      Oil and gas sales                          112,645           168,833
                                              ----------        ----------
        Total current assets                  $  514,281        $  533,335

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,122,777         1,225,295

DEFERRED CHARGE                                   29,519            29,519
                                              ----------        ----------
                                              $1,666,577        $1,788,149
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   12,763        $   31,925
   Gas imbalance payable                          13,149            13,149
                                              ----------        ----------
        Total current liabilities             $   25,912        $   45,074

ACCRUED LIABILITY                             $   14,648        $   14,648

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   82,874)      ($   78,796)
   Limited Partners, issued and
      outstanding, 91,711 units                1,708,891         1,807,223
                                              ----------        ----------
        Total Partners' capital               $1,626,017        $1,728,427
                                              ----------        ----------
                                              $1,666,577        $1,788,149
                                              ==========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                     GEODYNE PRODUCTION PARTNERSHIP II-H
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998             1997
                                                --------        ----------

REVENUES:
   Oil and gas sales                            $195,270          $249,219
   Interest income                                 1,887             2,247
   Gain on sale of oil and
      gas properties                             257,705            75,503
                                                --------          --------
                                                $454,862          $326,969

COSTS AND EXPENSES:
   Lease operating                              $ 32,716          $ 40,901
   Production tax                                 13,457            18,796
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  41,604            54,935
   General and administrative
      (Note 2)                                    25,478            29,264
                                                --------          --------
                                                $113,255          $143,896
                                                --------          --------

NET INCOME                                      $341,607          $183,073
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 18,651          $ 11,239
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $322,956          $171,834
                                                ========          ========
NET INCOME per unit                             $   3.52          $   1.87
                                                ========          ========
UNITS OUTSTANDING                                 91,711            91,711
                                                ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                     GEODYNE PRODUCTION PARTNERSHIP II-H
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998             1997
                                                --------        ----------

REVENUES:
   Oil and gas sales                            $412,973        $  610,033
   Interest income                                 4,822             3,956
   Gain on sale of oil and
      gas properties                             315,023            75,503
                                                --------        ----------
                                                $732,818        $  689,492

COSTS AND EXPENSES:
   Lease operating                              $ 76,189        $   97,304
   Production tax                                 28,324            46,827
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  88,085           108,330
   Impairment provision                                -           785,220
   General and administrative
      (Note 2)                                    57,114            58,645
                                                --------        ----------
                                                $249,712        $1,096,326
                                                --------        ----------

NET INCOME (LOSS)                               $483,106       ($  406,834)
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $ 27,438        $   15,203
                                                ========        ==========
LIMITED PARTNERS - NET INCOME (LOSS)            $455,668       ($  422,037)
                                                ========        ==========
NET INCOME (LOSS) per unit                      $   4.97       ($     4.60)
                                                ========        ==========
UNITS OUTSTANDING                                 91,711            91,711
                                                ========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                     GEODYNE PRODUCTION PARTNERSHIP II-H
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998             1997
                                               ---------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                            $483,106         ($406,834)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                88,085           108,330
      Impairment provision                             -           785,220
      Gain on sale of oil and gas
        properties                             ( 315,023)        (  75,503)
      Decrease in accounts receivable -
        oil and gas sales                         56,188            48,588
      (Increase) decrease in accounts
        receivable - General Partner                   -             7,644
      Decrease in accounts payable             (  19,162)        (   6,056)
                                                --------          --------
Net cash provided by operating
   activities                                   $293,194          $461,389
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 15,635)        ($  8,251)
   Proceeds from sale of oil and
      gas properties                             345,091           189,986
                                                --------          --------
Net cash provided by investing
   activities                                   $329,456          $181,735
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($585,516)        ($464,868)
                                                --------          --------
Net cash used by financing activities          ($585,516)        ($464,868)
                                                --------          --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $ 37,134          $178,256

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           364,502           221,484
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $401,636          $399,740
                                                ========          ========

         The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
             CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                JUNE 30, 1998
                                  (Unaudited)


1.     ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of June 30, 1998, combined statements of operations for the three and six months ended June 30, 1998 and 1997, and combined statements of cash flows for the six months ended June 30, 1998 and 1997 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a
      "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at June 30, 1998, the combined results of operations for the three and six months ended June 30, 1998 and 1997, and the combined cash flows for the six months ended June 30, 1998 and 1997.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1997. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

      No such charge was recorded during the six months ended June 30, 1998. The risk that the Partnerships will be required to record such impairment provisions in the future increases when oil and gas prices are depressed.

2.     TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

            The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended June 30, 1998 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               II-A                   $8,669                 $127,443
               II-B                    7,890                   95,190
               II-C                    3,832                   40,689
               II-D                    7,351                   82,863
               II-E                    8,608                   60,216
               II-F                    2,505                   45,105
               II-G                    5,439                   97,944
               II-H                    1,343                   24,135

      During the six months ended June 30, 1998 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               II-A                 $ 50,462                 $254,886
               II-B                   39,526                  190,380
               II-C                   17,352                   81,378
               II-D                   34,577                  165,726
               II-E                   29,043                  120,432
               II-F                   16,576                   90,210
               II-G                   35,909                  195,888
               II-H                    8,844                   48,270

      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.


3.    SUBSEQUENT EVENT
      ----------------

      On July 30, an arbitration and lawsuit involving Geodyne Resources, Inc. as General Partner of the Geodyne II-A, II-B, II-C, II-D and II-E Partnerships and other plaintiffs against a gas purchaser was settled. This matter involved claims for take or pay deficiencies and gas pricing issues arising out of a gas purchase contract pursuant to which the gas purchaser purchased gas from the Geodyne II-A, II-B, II-C, II-D and II-E Partnerships and other owners. The settlement resolves all issues between the parties concerning this contract.

      As a result of this settlement, the II-A, II-B, II-C, II-D and II-E Partnerships received in August 1998 the following amounts:

                  PARTNERSHIP                      TOTAL
                  -----------                   ----------
                     II-A                       $1,710,190
                     II-B                        2,793,295
                     II-C                        1,197,148
                     II-D                        3,033,283
                     II-E                        6,158,619

      These amounts are included in "Accounts Receivable - Other" on the accompanying balance sheets at June 30, 1998. In addition, these amounts will be included in the II-A, II-B, II-C, II-D and II-E Partnerships' November 1998 cash distributions.

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 1998 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      On July 30, 1998 the General Partner reached a settlement with a gas purchaser involving claims for take or pay deficiencies and gas pricing issues arising out of a gas purchase contract. As a result of this settlement, the II-A, II-B, II-C, II-D and II-E Partnerships received the following amounts in August 1998:

                  PARTNERSHIP                      TOTAL
                  -----------                   ----------
                     II-A                       $1,710,190
                     II-B                        2,793,295
                     II-C                        1,197,148
                     II-D                        3,033,283
                     II-E                        6,158,619

      These amounts will be included in the II-A, II-B, II-C, II-D and II-E Partnerships' third quarter cash distributions to be paid in November 1998.

      The Partnerships' Statements of Cash Flows for the six months ended June 30, 1998 include proceeds from the sale of oil and gas properties during the six months ended June 30, 1998. These proceeds received during the first quarter were included in the Partnerships' cash distributions paid during May 1998, and the proceeds received during the second quarter will be included in the Partnerships' cash distributions to be paid in August 1998. It is possible that the Partnerships' repurchase values and future cash distributions could decline as a result of the disposition of these properties. On the other hand, the General Partner believes there will be beneficial operating efficiencies related to the Partnerships' remaining properties. This is primarily due to the fact that the properties sold generally bore a higher ratio of operating expenses as compared to reserves than the Partnerships' remaining properties.

      During the six months ended June 30, 1998 capital expenditures incurred by the II-E Partnership totaled $116,267. These expenditures resulted primarily from the recompletion of four wells within the Richie unit located in Acadia Parish, Louisiana of which three were successful. The II-E Partnership has a 5.8% working interest in the Richie unit. These recompletions were attempted in order to improve the recovery of reserves.


RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Substantially all of the Partnerships' gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. In addition, crude oil prices are at or near their lowest level in the past decade due primarily to the global surplus of crude oil. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

      II-A PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                  1998              1997
                                                --------         ----------
      Oil and gas sales                         $896,499         $1,508,683
      Oil and gas production expenses           $341,245         $  514,879
      Barrels produced                            24,402             26,766
      Mcf produced                               306,092            373,003
      Average price/Bbl                         $  11.73         $    19.74
      Average price/Mcf                         $   1.99         $     2.63

      As shown in the table above, total oil and gas sales decreased $612,184 (40.6%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Of this decrease, approximately $176,000 was related to a decrease in volumes of gas sold and approximately $195,000 and $196,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 2,364 barrels and 66,911 Mcf, respectively, for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. The decrease in volumes of gas sold resulted primarily from (i) positive prior period volume adjustments made by the purchaser on one significant well during the three months ended June 30, 1997, (ii) normal declines in production due to diminished reserves on several wells during the three months ended June 30, 1998, and (iii) the shutting-in of one significant well during the three months ended June 31, 1998 in order to perform a workover. Average oil and gas prices decreased to $11.73 per barrel and $1.99 per Mcf, respectively, for the three months ended June 30, 1998 from $19.74 per barrel and $2.63 per Mcf, respectively, for the three months ended June 30, 1997.

      The II-A Partnership recognized a gas contract settlement in the amount of $1,710,190 during the three months ended June 30, 1998. This settlement involved claims made for take or pay deficiencies and gas pricing issues arising out of a gas purchase contract. No similar settlements occurred during the three months ended June 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $173,634 (33.7%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from (i) decreased production taxes associated with the decrease in oil and gas sales, (ii) decreased lease operating expenses primarily due to the decreases in volumes of oil and gas sold, and (iii) workover expenses incurred on two significant wells during the three months ended June 30, 1997 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 38.1% for the three months ended June 30, 1998 from 34.1% for the three months ended June 31, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $30,084 (15.6%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from the decreases in volumes of oil and gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of oil and gas sales, this expense increased to 18.2% for the three months ended June 30, 1998 from 12.8% for the three months ended June 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997.

      General and administrative expenses decreased $27,612 (16.9%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease was primarily due to a decrease in professional fees for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 15.2% for the three months ended June 30, 1998 from 10.9% for the three months ended June 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997.

                                                 Six Months Ended June 30,
                                                ---------------------------
                                                   1998             1997
                                                ----------       ----------
      Oil and gas sales                         $1,932,820       $3,023,880
      Oil and gas production expenses           $  711,918       $  906,451
      Barrels produced                              46,448           51,281
      Mcf produced                                 619,915          769,733
      Average price/Bbl                         $    13.69       $    20.70
      Average price/Mcf                         $     2.09       $     2.55

      As shown in the table above, total oil and gas sales decreased $1,091,060 (36.1%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Of this decrease, approximately $382,000 was related to a decrease in volumes of gas sold and approximately $326,000 and $285,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 4,833 barrels and 149,818 Mcf, respectively, for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The decrease in volumes of gas sold resulted primarily from (i) positive prior period volume adjustments made by purchasers on two significant wells during the six months ended June 30, 1997, (ii) normal declines in production due to diminished reserves on several wells during the six months ended June 30, 1998, and (iii) the shutting-in of one significant well during the six months ended June 30, 1998 in order to perform a workover. Average oil and gas prices decreased to $13.69 per barrel and $2.09 per Mcf, respectively, for the six months ended June 30, 1998 from $20.70 per barrel and $2.55 per Mcf, respectively, for the six months ended June 30, 1997.

      As discussed in Liquidity and Capital Resources above, the II-A Partnership sold certain oil and gas properties during the six months ended June 30, 1998 and recognized a $652,721 gain on such sales. Similar sales during the six months ended June 30, 1997 resulted in the II-A Partnership recognizing similar gains totaling $57,024.

      The II-A Partnership recognized a gas contract settlement in the amount of $1,710,190 during the six months ended June 30, 1998. This settlement involved claims made for take or pay deficiencies and gas pricing issues arising out of a gas purchase contract. No similar settlements occurred during the three months ended June 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $194,533 (21.5%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from (i) decreased production taxes associated with the decrease in oil and gas sales, (ii) decreased lease operating expenses primarily due to the decreases in volumes of oil and gas sold, and (iii) workover expenses incurred on two significant wells during the six months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 36.8% for the six months ended June 30, 1998 from 30.0% for the six months ended June 31, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $66,170 (17.0%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from the decreases in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, this expense increased to 16.7% for the six months ended June 30, 1998 from 12.9% for the six months ended June 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

      The II-A Partnership recognized a non-cash charge against earnings of $684,276 during the six months ended June 30, 1997. Of this amount, $223,943 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $460,333 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the prior several years and provisions in the II-A Partnership's partnership agreement which limit the level of permissible drilling activity. No similar charges were necessary during the six months ended June 30, 1998.

      General and administrative expenses decreased $21,962 (6.7%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 15.8% for the six months ended June 30, 1998 from 10.8% for the six months ended June 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      The Limited Partners have received cash distributions through June 30, 1998 totaling $43,725,357 or 90.29% of the Limited Partners' capital contributions.

      II-B PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

                                               Three Months Ended June 30,
                                               ---------------------------
                                                  1998              1997
                                                --------          --------
      Oil and gas sales                         $634,517          $980,036
      Oil and gas production expenses           $211,199          $328,925
      Barrels produced                            12,845            19,038
      Mcf produced                               235,275           224,547
      Average price/Bbl                         $  13.75          $  20.07
      Average price/Mcf                         $   1.95          $   2.66

      As shown in the table above, total oil and gas sales decreased $345,519 (35.3%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Of this decrease, approximately $124,000 was related to a decrease in volumes of oil sold and approximately $81,000 and $167,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil sold decreased 6,193 barrels while volumes of gas sold increased 10,728 Mcf for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. The decrease in volumes of oil sold resulted primarily from (i) normal declines in production due to diminished reserves on several wells during the three months ended June 30, 1998 and (ii) prior period volume adjustments made by purchasers on several wells during the three months ended June 30, 1997 Average oil and gas prices decreased to $13.75 per barrel and $1.95 per Mcf, respectively, for the three months ended June 30, 1998 from $20.07 per barrel and $2.66 per Mcf, respectively, for the three months ended June 30, 1997.

      As discussed in Liquidity and Capital Resources above, the II-B Partnership sold certain oil and gas properties during the three months ended June 30, 1998 and recognized a $5,491 gain on such sales. Similar sales during the three months ended June 30, 1997 resulted in the II-B Partnership recognizing similar gains totaling $50,476.

      The II-B Partnership recognized a gas contract settlement in the amount of $2,793,295 during the three months ended June 30, 1998. This settlement involved claims for take or pay deficiencies and gas pricing issues arising out of a gas purchase contract. No similar settlements occurred during the three months ended June 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $117,726 (35.8%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from (i) workover expenses incurred on three significant wells during the three months ended June 30, 1997 in order to improve the recovery of reserves, (ii) a decrease in lease operating expenses associated with the decrease in volumes of oil sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997, and (iii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses remained relatively constant at 33.3 % for the three months ended June 30, 1998 and 33.6% for the three months ended June 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $25,176 (20.5%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from (i) the decrease in volumes of oil sold during the three significant months ended June 30, 1998 as compared to the three months ended June 30, 1997 and (ii) an upward revision in the estimate of remaining gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense increased to 15.3% for the three months ended June 30, 1998 from 12.5% for the three months ended June 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997.

      General and administrative expenses decreased $27,010 (20.8%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from a decrease in professional fees during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 16.2% for the three months ended June 30, 1998 from 13.3% for the three months ended June 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997.

                                                 Six Months Ended June 30,
                                                ---------------------------
                                                   1998             1997
                                                ----------       ----------
      Oil and gas sales                         $1,429,973       $2,059,385
      Oil and gas production expenses           $  505,849       $  609,571
      Barrels produced                              28,756           34,469
      Mcf produced                                 472,287          517,211
      Average price/Bbl                         $    15.06       $    20.88
      Average price/Mcf                         $     2.11       $     2.59

      As shown in the table above, total oil and gas sales decreased $629,412 (30.5%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Of this decrease, approximately $119,000 and $116,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $167,000 and $227,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 5,713 barrels and 44,924 Mcf, respectively, for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The decrease in volumes of oil sold resulted primarily from normal declines in production due to diminished reserves on several wells during the six months ended June 30, 1998. Average oil and gas prices decreased to $15.06 per barrel and $2.11 per Mcf, respectively, for the six months ended June 30, 1998 from $20.88 per barrel and $2.59 per Mcf, respectively, for the six months ended June 30, 1997.

      As discussed in Liquidity and Capital Resources above, the II-B Partnership sold certain oil and gas properties during the six months ended June 30, 1998 and recognized a $63,175 gain on such sales. Similar sales during the six months ended June 30, 1997 resulted in the II-B Partnership recognizing similar gains totaling $50,476.

      The II-B Partnership recognized a gas contract settlement in the amount of $2,793,295 during the six months ended June 30, 1998. This settlement involved claims made for take or pay deficiencies and gas pricing issues arising out of a gas purchase contract. No similar settlements occurred during the six months ended June 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $103,722 (17.0%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from a decrease in both lease operating expenses associated with the decrease in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 and production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 35.4% for the six months ended June 30, 1998 from 29.6% for the six months ended June 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $60,885 (23.3%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 and (ii) an upward revision in the estimate of remaining gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense increased to 14.1% for the six months ended June 30, 1998 from 12.7% for the six months ended June 30, 1997.

      The II-B Partnership recognized a non-cash charge against earnings of $530,988 during the six months ended June 30, 1997. Of this amount
      $134,003 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $396,985 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the prior several years and provisions in the II-B Partnership's partnership agreement which limit the level of permissible drilling activity. No similar charges were necessary during the six months ended June 30, 1998.

      General and administrative expenses decreased $27,632 (10.7%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from a decrease in professional fees during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 16.1% for the six months ended June 30, 1998 from 12.5% for the six months ended June 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      The Limited Partners have received cash distributions through June 30, 1998 totaling $30,892,916 or 85.41% of the Limited Partners' capital contributions.

      II-C PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $274,090         $427,984
      Oil and gas production expenses             $ 90,520         $135,433
      Barrels produced                               3,845            6,259
      Mcf produced                                 117,133          130,154
      Average price/Bbl                           $  14.59         $  19.36
      Average price/Mcf                           $   1.86         $   2.36

      As shown in the table above, total oil and gas sales decreased $153,894 (36.0%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Of this decrease, approximately $47,000 and $31,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $18,000 and $58,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 2,414 barrels and 13,021 Mcf, respectively, for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. The decrease in volumes of oil sold resulted primarily from
      (i) normal declines in production due to diminished reserves on several wells during the three months ended June 30, 1998, (ii) positive prior period volume adjustments made by purchasers on several wells during the three months ended June 30, 1997, and (ii) the sale of two significant wells during 1997. The decrease in volumes of gas sold resulted primarily from normal declines in production due to diminished reserves on several wells during the three months ended June 30, 1998. Average oil and gas prices decreased to $14.59 per barrel and $1.86 per Mcf, respectively, for the three months ended June 30, 1998 from $19.36 per barrel and $2.36 per Mcf, respectively, for the three months ended June 30, 1997.

      As discussed in Liquidity and Capital resources above, the II-C Partnership sold certain oil and gas properties during the three months ended June 30, 1998 and recognized a $5,331 gain on such sales. Similar sales during the three months ended June 30, 1997 resulted in the II-C Partnership recognizing similar gains totaling $90,348.

      The II-C Partnership recognized a gas contract settlement in the amount of $1,197,148 during the three months ended June 30, 1998. This settlement involved claims made for take or pay deficiencies and gas pricing issues arising out of a gas purchase contract. No similar settlements occurred during the three months ended June 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $44,913 (33.2%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from (i) a decrease in production taxes associated with the decrease in oil and gas sales discussed above, (ii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997, and (iii) workover expenses incurred on one significant unit during the three months ended
      June 30, 1997 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 33.0% for the three months ended June 30, 1998 from 31.6% for the three months ended June 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties remained relatively constant for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of oil and gas sales, this expense increased to 18.2% for the three months ended June 30, 1998 from 11.7% for the three months ended June 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997.

      General and administrative expenses decreased $11,700 (20.8%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from a decrease in professional fees during the three months ended June 30, 1998 as compared to the three months ended June 30,1997. As a percentage of oil and gas sales, these expenses increased to 16.2% for the three months ended June 30, 1998 from 13.1% for the three months ended June 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    1998            1997
                                                  --------       ----------
      Oil and gas sales                           $642,625         $942,166
      Oil and gas production expenses             $202,822         $263,237
      Barrels produced                               8,849           11,332
      Mcf produced                                 254,188          290,427
      Average price/Bbl                           $  14.87         $  20.74
      Average price/Mcf                           $   2.01         $   2.43

      As shown in the table above, total oil and gas sales decreased $299,541 (31.8%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Of this decrease, approximately $51,000 and $88,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $52,000 and $108,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 2,483 barrels and 36,239 Mcf, respectively, for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The decreases in volumes of oil and gas sold resulted primarily from normal declines in production due to diminished reserves on several wells during the six months ended June 30, 1998. Average oil and gas prices decreased to $14.87 per barrel and $2.01 per Mcf, respectively, for the six months ended June 30, 1998 from $20.74 per barrel and $2.43 per Mcf, respectively, for the six months ended June 30, 1997.

      As discussed in Liquidity and Capital Resources above, the II-C Partnership sold certain oil and gas properties during the six months ended June 30, 1998 and recognized a $198,858 gain on such sales. Similar sales during the six months ended June 30, 1997 resulted in the II-C Partnership recognizing similar gains totaling $90,348.

      The II-C Partnership recognized a gas contract settlement in the amount of $1,197,148 during the six months ended June 30, 1998. This settlement involved claims made for take or pay deficiencies and gas pricing issues arising out of a gas purchase contract. No similar settlements occurred during the six months ended June 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $60,415 (23.0%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from (i) a decrease in production taxes associated with the decrease in oil and gas sales, (ii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, and (iii) workover expenses incurred on one significant unit during the six months ended June 30, 1997 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 31.6% for the six months ended June 30, 1998 from 27.9% for the six months ended June 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties increased $2,669 (2.5%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, this expense increased to 17.1% for the six months ended June 30, 1998 from 11.3% for the six months ended June 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

      The II-C Partnership recognized a non-cash charge against earnings of $66,617 during the six months ended June 30, 1997. Of this amount, $36,163 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $30,454 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the prior several years and provisions in the II-C Partnership's partnership agreement which limit the level of permissible drilling activity. No similar charges were necessary during the six months ended June 30, 1998.

      General and administrative expenses decreased $12,002 (10.8%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from a decrease in professional fees during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 15.4% for the six months ended June 30, 1998 from 11.8% for the six months ended June 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      The Limited Partners have received cash distributions through June 30, 1998 totaling $14,065,686 or 90.97% of the Limited Partners' capital contributions.

      II-D PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                  1998              1997
                                                 --------        ----------
      Oil and gas sales                          $633,539        $1,069,055
      Oil and gas production expenses            $266,647        $  375,186
      Barrels produced                              8,665            12,836
      Mcf produced                                281,157           349,345
      Average price/Bbl                          $  11.49        $    16.86
      Average price/Mcf                          $   1.90        $     2.44

      As shown in the table above, total oil and gas sales decreased $435,516 (40.7%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Of this decrease, approximately $70,000 and $166,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $47,000 and $152,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 4,171 barrels and 68,188 Mcf, respectively, for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. The decrease in volumes of oil sold resulted primarily from
      (i) the sale of a significant number of wells in 1997 and 1998, (ii) positive prior period volume adjustments by a purchaser on one significant well during the six months ended June 30, 1997, and (iii) normal declines in production due to diminishing reserves on two significant wells during the three months ended June 30, 1998. The decrease in volumes of gas sold resulted primarily from the sale of a significant number of wells in 1997 and 1998. Average oil and gas prices decreased to $11.49 per barrel and $1.90 per Mcf, respectively, for the three months ended June 30, 1998 from $16.86 per barrel and $2.44 per Mcf, respectively, for the three months ended June 30, 1997.

      As discussed in Liquidity and Capital Resources above, the II-D Partnership sold certain oil and gas properties during the three months ended June 30, 1998 and recognized a $69,790 gain on such sales. Similar sales during the three months ended June 30, 1997 resulted in the II-D Partnership recognizing similar gains totaling $75,486.

      The II-D Partnership recognized a gas contract settlement in the amount of $3,033,283 during the three months ended June 30, 1998. This settlement involved claims made for take or pay deficiencies and gas pricing issues arising out of a gas purchase contract. No similar settlements occurred during the three months ended June 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $108,539 (28.9%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from (i) a decrease in production taxes associated with the decrease in oil and gas sales and (ii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 42.1% for the three months ended June 30, 1998 from 35.1% for the three months ended June 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $29,870 (20.7%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from the decrease in volumes of oil and gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30 1997. As a percentage of oil and gas sales, this expense increased to 18.1% for the three months ended June 30, 1998 from 13.5% for the three months ended June 30, 1997. This percentage increase was primarily due to the decreases in the average price of oil and gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30 1997.

      General and administrative expenses decreased $26,588 (22.8%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from a decrease in legal and other professional fees for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 14.2% for the three months ended June 30, 1998 from 10.9% for the three months ended June 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997.

                                                 Six Months Ended June 30,
                                                ---------------------------
                                                   1998             1997
                                                ----------       ----------
      Oil and gas sales                         $1,345,511       $2,279,952
      Oil and gas production expenses           $  588,283       $  695,531
      Barrels produced                              20,494           25,538
      Mcf produced                                 539,314          759,290
      Average price/Bbl                         $    13.57       $    20.24
      Average price/Mcf                         $     1.98       $     2.32

      As shown in the table above, total oil and gas sales decreased $934,441 (41%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Of this decrease, approximately $102,000 and $511,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $137,000 and $185,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 5,044 barrels and 219,976 Mcf, respectively, for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The decrease in volumes of oil sold resulted primarily from
      (i) the sale of a significant number of wells in 1997 and 1998, (ii) positive prior period volume adjustments by purchasers on two significant wells during the six months ended June 30, 1997, and (iii) normal declines in production due to diminishing reserves on two significant wells during the six months ended June 30, 1998. The decrease in volumes of gas sold resulted primarily from (i) the sale of a significant number of wells in 1997 and 1998, (ii) the shutting-in of one significant well during the six months ended June 30, 1998 to perform a workover in order to improve the recovery of reserves, (iii) the temporary abandonment of another significant well during the six months ended June 30, 1998, and (iv) a positive prior period volume adjustment by a purchaser on another significant well during the six months ended June 30, 1998. Average oil and gas prices decreased to $13.57 per barrel and $1.98 per Mcf, respectively, for the six months ended June 30, 1998 from

      $20.24 per barrel and $2.32 per Mcf, respectively, for the six months ended June 30, 1997.

      As discussed in Liquidity and Capital Resources above, the II-D Partnership sold certain oil and gas properties during the six months ended June 30, 1998 and recognized a $508,895 gain on such sales. Similar sales during the six months ended June 30, 1997 resulted in the II-D Partnership recognizing similar gains totaling $85,390.

      The II-D Partnership recognized a gas contract settlement in the amount of $3,033,283 during the six months ended June 30, 1998. This settlement involved claims made for take or pay deficiencies and gas pricing issues arising out of a gas purchase contract. No similar settlements occurred during the six months ended June 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $107,248 (15.4%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from (i) a decrease in production taxes associated with the decrease in oil and gas sales discussed above and (ii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. These decreases were partially offset by
      (i) workover expenses incurred on three significant wells during the six months ended June 30, 1998 in order to improve the recovery of reserves and (ii) a positive prior period lease operating expenses adjustment by the operator of one significant well during the six months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 43.7% for the six months ended June 30, 1998 from 30.5% for the six months ended June 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $81,352 (26.4%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from the decrease in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, this expense increased to 16.9% for the six months ended June 30, 1998 from 13.5% for the six months ended June 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

      The II-D Partnership recognized a non-cash charge against earnings of $143,957 during the six months ended June 30, 1997. This impairment provision was necessary due to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997. No similar charge was necessary during the six months ended June 30, 1998.

      General and administrative expenses decreased $29,735 (12.9%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from a decrease in legal fees during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 14.9% for the six months ended June 30, 1998 from 10.1% for the six months ended June 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      The Limited  Partners have received  cash  distributions  through June 30,
      1998  totaling   $27,710,903  or  88.01%  of  Limited   Partners'  capital
      contributions.

      II-E PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $412,505         $599,676
      Oil and gas production expenses             $141,523         $272,645
      Barrels produced                              10,322           11,099
      Mcf produced                                 142,193          192,047
      Average price/Bbl                           $  14.02         $  18.84
      Average price/Mcf                           $   1.88         $   2.03

      As shown in the table above, total oil and gas sales decreased $187,171 (31.2%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Of this decrease, approximately $15,000 and $101,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $50,000 and $21,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 777 barrels and 49,854 Mcf, respectively, for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished reserves during the three months ended June 30, 1998 and (ii) the sale of several wells during 1997 and 1998. The average oil price decreased to $14.02 per barrel for the three months ended June 30, 1998 from $18.84 per barrel for the three months ended June 30, 1997. The average gas price decreased to $1.88 per Mcf for the three months ended June 30, 1998 from $2.03 per Mcf for the three months ended June 30, 1997.

      As discussed in Liquidity and Capital Resources above, the II-E Partnership sold certain oil and gas properties during the three months ended June 30, 1998 and recognized a $257,260 gain on such sales. Similar sales during the three months ended June 30, 1997 resulted in the II-E Partnership recognizing similar gains totaling $51,772.

      The II-E Partnership recognized a gas contract settlement in the amount of $6,158,619 during the three months ended June 30, 1998. This settlement involved claims made for take or pay deficiencies and gas pricing issues arising out of a gas purchase contract. No similar settlements occurred during the three months ended June 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $131,122 (48.1%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from (i) a decrease in production taxes associated with the decrease in oil and gas sales, (ii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997, (iii) workover expenses incurred on one significant well during the three months ended June 30, 1997 in order to improve the recovery of reserves, (iv) the sale of several wells during 1997 and 1998, and (v) a negative prior period lease operating expense adjustment made by the operator of one significant well during the three months ended June 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 34.3% for the three months ended June 30, 1998 from 45.5% for the three months ended June 30, 1997. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses discussed above.

      Depreciation, depletion, and amortization of oil and gas properties decreased $30,467 (20.0%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense increased to 29.6% for the three months ended June 30, 1998 from 25.4% for the three months ended June 30, 1997. This percentage increase was primarily due to decreases in the average prices of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

      General and administrative expenses decreased $36,279 (34.5%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from a decrease in legal expenses during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of oil and gas sales, these expenses decreased to 16.7% for the three months ended June 30, 1998 from 17.5% for the three months ended June 30, 1997.

      SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    1998            1997
                                                  --------       ----------
      Oil and gas sales                           $890,830       $1,379,969
      Oil and gas production expenses             $307,247       $  508,969
      Barrels produced                              18,722           23,160
      Mcf produced                                 320,042          396,698
      Average price/Bbl                           $  14.21       $    20.08
      Average price/Mcf                           $   1.95       $     2.31

      As shown in the table above, total oil and gas sales decreased $489,138 (35.4%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Of this decrease, approximately $89,000 and $177,000, respectively, were related to a decrease in volumes of oil and gas sold and approximately $110,000 and $113,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 4,438 barrels and 76,656 Mcf, respectively, for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The decrease in volumes of oil sold resulted primarily from normal declines in production due to diminishing reserves on several wells during the six months ended June 30, 1998. The decrease in the volumes of gas sold resulted primarily from (i) normal declines in production due to diminishing reserves on several wells during the six months ended June 30, 1998, (ii) the sale of several wells during 1997 and 1998, and (iii) positive prior period volume adjustments made by the purchaser on one significant well during the six months ended June 30, 1997. Average oil and gas prices decreased to $14.21 per barrel and $1.95 per Mcf, respectively, for the six months ended June 30, 1998 from $20.08 per barrel and $2.31 per Mcf, respectively, for the six months ended June 30, 1997.

      The II-E Partnership recognized a gas contract settlement in the amount of $6,158,619 during the six months ended June 30, 1998. This settlement involved claims made for take or pay deficiencies and gas pricing issues arising out of a gas purchase contract. No similar settlements occurred during the six months ended June 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $201,722 (39.6%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from (i) a decrease in production taxes associated with the decrease in oil and gas sales discussed above, (ii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, (iii) the sale of several wells during 1997 and 1998, (iv) workover expenses incurred on one significant well during the six months ended June 30, 1997 in order to improve the recovery of reserves, and (v) a negative prior period lease operating expense adjustment made by the operator of one significant well during the six months ended June 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 34.5% for the six months ended June 30, 1998 from 36.9% for the six months ended June 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $57,334 (18.1%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 and (ii) upward revisions in the estimates of remaining gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense increased to 29.0% for the six months ended June 30, 1998 from 22.9% for the six months ended June 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

      The II-E Partnership recognized a non-cash charge against earnings of $992,851 during the six months ended June 30, 1997. Of this amount, $317,979 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $674,872 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the prior several years and provisions in the II-E Partnership's partnership agreement which limit the level of permissible drilling activity. No similar charges were necessary during the six months ended June 30, 1998.

      General and administrative expenses decreased $51,806 (25.7%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from a decrease in legal expenses during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 16.8% for the six months ended June 30, 1998 from 14.6% for the six months ended June 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      The Limited  Partners have received  cash  distributions  through June 30,
      1998  totaling   $15,865,574  or  69.34%  of  Limited   Partners'  capital
      contributions.

      II-F PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $388,882         $447,250
      Oil and gas production expenses             $ 88,032         $102,866
      Barrels produced                              10,980           11,858
      Mcf produced                                 114,372          147,808
      Average price/Bbl                           $  15.81         $  18.11
      Average price/Mcf                           $   1.88         $   1.57

      As shown in the table above, total oil and gas sales decreased $58,366 (13.1%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Of this decrease, approximately $16,000 and $53,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $25,000 was related to a decrease in the average price of oil sold, which amounts were partially offset by an increase of approximately $35,000 related to an increase in the average price of gas sold. Volumes of oil sold decreased 878 barrels, while volumes of gas sold decreased 33,436 Mcf for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. The decrease in volumes of gas sold resulted primarily from the sale of several wells during 1997 and the first two quarters of 1998. Average oil prices decreased to $15.81 per barrel for the three months ended June 30, 1998 from $18.11 per barrel for the three months ended June 30, 1997. Average gas prices increased to $1.88 per Mcf for the three months ended June 30, 1998 from $1.57 per Mcf for the three months ended June 30, 1997.

      As discussed in Liquidity and Capital Resources above, the II-F Partnership sold certain oil and gas properties during the three months ended June 30, 1998 and recognized a $538,754 gain on such sales. Similar sales during the three months ended June 30, 1997 resulted in the II-F Partnership recognizing similar gains totaling $166,768.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $14,834 (14.4%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from (i) a decrease in production taxes associated with the decrease in oil and gas sales and (ii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of oil and gas sales, these expenses remained relatively constant at 22.6% for the three months ended June 30, 1998 and 23.0% for the three months ended June 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $20,123 (19.4%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense remained relatively constant at 21.5% for the three months ended June 30, 1998 and 23.2% for the three months ended June 30, 1997.

      General and administrative expenses decreased $7,202 (13.1%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from a decrease in professional fees during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of oil and gas sales, these expenses remained relatively constant at 12.2% for the three months ended June 30, 1998 and 12.3% for the three months ended June 30, 1997.

      SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    1998            1997
                                                  --------       ----------
      Oil and gas sales                           $820,953       $1,176,415
      Oil and gas production expenses             $202,863       $  262,496
      Barrels produced                              20,785           23,870
      Mcf produced                                 257,819          291,017
      Average price/Bbl                           $  14.99       $    19.51
      Average price/Mcf                           $   1.98       $     2.44

      As shown in the table above, total oil and gas sales decreased $355,462 (30.2%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Of this decrease, approximately $60,000 and $81,000, respectively, were related to decreases in volumes oil and gas sold and approximately $94,000 and $120,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 3,085 barrels and 33,198 Mcf, respectively, for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The decreases in volumes of oil and gas sold resulted primarily from the sale of several wells during 1997 and the first two quarters of 1998. Average oil and gas prices decreased to $14.99 per barrel and $1.98 per Mcf, respectively, for the six months ended June 30, 1998 from $19.51 per barrel and $2.44 per Mcf, respectively, for the six months ended June 30, 1997.

      As discussed in Liquidity and Capital Resources above, the II-F Partnership sold certain oil and gas properties during the six months ended June 30, 1998 and recognized a $655,945 gain on such sales. Similar sales during the six months ended June 30, 1997 resulted in the II-F Partnership recognizing similar gains totaling $166,768.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $59,633 (22.7%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from (i) a decrease in production taxes associated with the decrease in oil and gas sales, (ii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, (iii) workover expenses incurred on two significant wells during the six months ended June 30, 1997 in order to improve the recovery of reserves, and (iv) a positive prior period lease operating expense adjustment incurred on one significant well during the six months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 24.7% for the six months ended June 30, 1998 from 22.3% for the six months ended June 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $28,300 (13.8%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense increased to 21.6% for the six months ended June 30, 1998 from 17.5% for the six months ended June 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

      The II-F Partnership recognized a non-cash charge against earnings of $1,377,160 during the six months ended June 30, 1997. Of this amount, $208,255 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $1,168,905 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the prior several years and provisions in the II-E Partnership's partnership agreement which limit the level of permissible drilling activity. No similar charges were necessary during the six months ended June 30, 1998.

      General and administrative expenses decreased $2,970 (2.7%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 13.0% for the six months ended June 30, 1998 from 9.3% for the six months ended June 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      The Limited  Partners have received  cash  distributions  through June 30,
      1998  totaling   $16,039,051  or  93.58%  of  Limited   Partners'  capital
      contributions.

      II-G PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                    1998            1997
                                                  --------        --------
      Oil and gas sales                           $834,166        $981,156
      Oil and gas production expenses             $190,119        $229,345
      Barrels produced                              23,057          24,902
      Mcf produced                                 248,346         318,934
      Average price/Bbl                           $  15.80        $  18.11
      Average price/Mcf                           $   1.89        $   1.66

      As shown in the table above, total oil and gas sales decreased $146,989 (15.0%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Of this decrease, approximately $34,000 and $117,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $53,000 was related to a decrease in the average price of oil sold, which decreases were partially offset by an increase of approximately $57,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 1,845 barrels and 70,588 Mcf, respectively, for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. The decrease in volumes of gas sold resulted primarily from the sale of several wells during 1997 and the first two quarters of 1998. Average oil prices decreased to $15.80 per barrel for the three months ended June 30, 1998 from $18.11 per barrel for the three months ended June 30, 1997. Average gas prices increased to $1.89 per Mcf for the three months ended June 30, 1998 from $1.66 per Mcf for the three months ended June 30, 1997.

      As discussed in Liquidity and Capital Resources above, the II-G Partnership sold certain oil and gas properties during the three months ended June 30, 1998 and recognized a $1,126,657 gain on such sales. Similar sales during the three months ended June 30, 1997 resulted in the II-G Partnership recognizing similar gains totaling $329,485.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $39,226 (17.1%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from (i) a decrease in production taxes associated with the decrease in oil and gas sales and (ii) a decrease in lease operating expenses associated with the decrease in volumes of oil and gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of oil and gas sales, these expenses remained relatively constant at 22.8% for the three months ended June 30, 1998 and 23.4% for the three months ended June 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $46,694 (20.6%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 20.6% for the three months ended June 30, 1998 from 23.2% for the three months ended June 30, 1997. This percentage decrease was primarily due to the upward revisions discussed above.

      General and administrative expenses decreased $15,525 (13.1%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease was primarily due to a decrease in professional fees during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of oil and gas sales, these expenses remained relatively constant at 12.4% for the three months ended June 30, 1998 and 12.1% for the three months ended June 30, 1997.

      SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997.

                                                 Six Months Ended June 30,
                                                -------------------------
                                                   1998             1997
                                                ----------       ----------
      Oil and gas sales                         $1,748,556       $2,517,489
      Oil and gas production expenses           $  434,228       $  573,603
      Barrels produced                              43,650           50,149
      Mcf produced                                 553,490          626,682
      Average price/Bbl                         $    14.98       $    19.51
      Average price/Mcf                         $     1.98       $     2.46

      As shown in the table above, total oil and gas sales decreased $768,933 (30.5%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Of this decrease, approximately $127,000 and $180,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $197,000 and $265,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 6,499 barrels and 73,192 Mcf, respectively, for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The decrease in volumes of oil and gas sold resulted primarily from the sale of several wells during 1997 and the first two quarters of 1998. Average oil and gas prices decreased to $14.98 per barrel and $1.98 per Mcf, respectively, for the six months ended June 30, 1998 from $19.51 per barrel and $2.46 per Mcf, respectively, for the six months ended June 30, 1997.

      As discussed in Liquidity and Capital Resources above, the II-G Partnership sold certain oil and gas properties during the six months ended June 30, 1998 and recognized a $1,372,284 gain on such sales. Similar sales during the six months ended June 30, 1997 resulted in the II-G Partnership recognizing similar gains totaling $329,485.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $139,375 (24.3%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from (i) a decrease in production taxes associated with the decrease in oil and gas sales discussed above, (ii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, (iii) workover expenses incurred on two significant wells during the six months ended June 30, 1997 in order to improve the recovery of reserves, (iv) the sale of several wells during 1997 and the first two quarters of 1998, and (v) a positive prior period lease operating expense adjustment on one significant well during the six months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 24.8% for the six months ended June 30, 1998 from 22.8% for the six months ended June 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $69,360 (15.4%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense increased to 21.8% for the six months ended June 30, 1998 from 17.9% for the six months ended June 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

      The II-G Partnership recognized a non-cash charge against earnings of $3,101,656 during the six months ended June 30, 1997. Of this amount, $489,672 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $2,611,984 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the prior several years and provisions in the II-G Partnership's partnership agreement which limit the level of permissible drilling activity. No similar charges were necessary during the six months ended June 30, 1998.

      General and administrative expenses decreased $6,362 (2.7%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 13.3% for the six months ended June 30, 1998 from 9.5% for the six months ended June 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      The Limited  Partners have received  cash  distributions  through June 30,
      1998  totaling   $33,030,371  or  88.75%  of  Limited   Partners'  capital
      contributions.

      II-H PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $195,270         $249,219
      Oil and gas production expenses             $ 46,173         $ 59,697
      Barrels produced                               5,362            5,785
      Mcf produced                                  58,604           78,951
      Average price/Bbl                           $  15.82         $  18.10
      Average price/Mcf                           $   1.88         $   1.83

      As shown in the table above, total oil and gas sales decreased $53,949 (21.6%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Of this decrease, approximately $8,000 and $37,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $12,000 was related to a decrease in the average price of oil sold. Volumes of oil and gas sold decreased 423 barrels and 20,347 Mcf, respectively, for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. The decrease in volumes of gas sold resulted primarily from the sale of several wells during 1997 and the first two quarters of 1998. Average oil prices decreased to $15.82 per barrel for the three months ended June 30, 1998 from $18.10 per barrel for the three months ended June 30, 1997. Average gas prices increases to $1.88 per Mcf for the three months ended June 30, 1998 from $1.83 per Mcf for the three months ended June 30, 1997.

      As discussed in Liquidity and Capital Resources above, the II-H Partnership sold certain oil and gas properties during the three months ended June 30, 1998 and recognized a $257,705 gain on such sales. Similar sales during the three months ended June 30, 1997 resulted in the II-H Partnership recognizing similar gains totaling $75,503.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $13,524 (22.7%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from (i) a decrease in production taxes associated with the decrease in oil and gas sales and (ii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of oil and gas sales, these expenses remained relatively constant at 23.6% for the three months ended June 30, 1998 and 24.0% for the three months ended June 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $13,331 (24.3%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense remained relatively constant at 21.3% for the three months ended June 30, 1998 and 22.0% for the three months ended June 30, 1997.

      General and administrative expenses decreased $3,786 (12.9%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease was primarily due to a decrease in professional fees during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of oil and gas sales, these expenses remained relatively constant at 13.0% for the three months ended June 30, 1998 and 11.7% for the three months ended June 30, 1997.

      SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $412,973         $610,033
      Oil and gas production expenses             $104,513         $144,131
      Barrels produced                              10,151           11,666
      Mcf produced                                 131,279          154,134
      Average price/Bbl                           $  14.99         $  19.51
      Average price/Mcf                           $   1.99         $   2.48

      As shown in the table above, total oil and gas sales decreased $197,060 (32.3%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Of this decrease, approximately $29,000 and $57,000, respectively, were related to decreases in volumes oil and gas sold and approximately $46,000 and $65,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 1,515 barrels and 22,855 Mcf, respectively, for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The decreases in volumes of oil and gas sold resulted primarily from the sale of several wells during 1997 and the first two quarters of 1998. Average oil and gas prices decreased to $14.99 per barrel and $1.99 per Mcf, respectively, for the six months ended June 30, 1998 from $19.51 per barrel and $2.48 per Mcf, respectively, for the six months ended June 30, 1997.

      As discussed in Liquidity and Capital Resources above, the II-H Partnership sold certain oil and gas properties during the six months ended June 30, 1998 and recognized a $315,023 gain on such sales. Similar sales during the six months ended June 30, 1997 resulted in the II-H Partnership recognizing a similar gain totaling $75,503.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $39,618 (27.5%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from (i) a decrease in production taxes associated with the decrease in oil and gas sales discussed above, (ii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, (iii) workover expenses incurred on two significant wells during the six months ended June 30, 1997 in order to improve the recovery of reserves, and (iv) a positive prior period lease operating expense adjustment incurred on one significant well during the six months ended June 30, 1997. As a percentage of oil and gas sales, these expenses remained relatively constant at 25.3% for the six months ended June 30, 1998 and 23.6% for the six months ended June 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $20,245 (18.7%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense increased to 21.3% for the six months ended June 30, 1998 from 17.8% for the six months ended June 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

      The II-H Partnership recognized a non-cash charge against earnings of $785,220 during the six months ended June 30, 1997. Of this amount,
      $125,223 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $659,997 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the prior several years and provisions in the II-H Partnership's partnership agreement which limit the level of permissible drilling activity. No similar charges were necessary during the six months ended June 30, 1998.

      General and administrative expenses decreased $1,531 (2.6%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 13.8% for the six months ended June 30, 1998 from 9.6% for the six months ended June 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      The Limited  Partners have received  cash  distributions  through June 30,
      1998  totaling   $7,693,364  or  83.89%  of  Limited   Partners'   capital
      contributions.

                          PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

             27.1 Financial Data Schedule containing summary financial information extracted from the II-A Partnership's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

             27.2 Financial Data Schedule containing summary financial information extracted from the II-B Partnership's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

             27.3 Financial Data Schedule containing summary financial information extracted from the II-C Partnership's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

             27.4 Financial Data Schedule containing summary financial information extracted from the II-D Partnership's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

             27.5 Financial Data Schedule containing summary financial information extracted from the II-E Partnership's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

             27.6 Financial Data Schedule containing summary financial information extracted from the II-F Partnership's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

             27.7 Financial Data Schedule containing summary financial information extracted from the II-G Partnership's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

             27.8 Financial Data Schedule containing summary financial information extracted from the II-H Partnership's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

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

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  August 13, 1998              By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  August 13, 1998              By:      /s/Patrick M. Hall
                                       --------------------------------
                                            (Signature)
                                            Patrick M. Hall
                                            Principal Accounting Officer

INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-A's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-B's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-C's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-D's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-E's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-F's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

27.7 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-G's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

27.8 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-H's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

            All other exhibits are omitted as inapplicable.