Form 10-K405/A
period 1997-12-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP II A; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-E; GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-G; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-H
filed 1998-08-26
CIK 824894, 826345, 833054, 833526, 842881, 850506, 851724, 854062

FORM 10-K405/A
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                 AMENDMENT NO. 1 TO
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

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

Registrant's telephone number, including area code: (918) 583-1791

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
               Depositary Units of limited partnership interest

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the
filing requirements for the past 90 days. Yes X     No
                                             -----      -----

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K405/A or any amendment to this Form 10-K405/A.

            X     Disclosure is not contained herein
         -----
                  Disclosure is contained herein
          -----

      The Depositary Units are not publicly traded, therefore, Registrant cannot compute the aggregate market value of the voting units held by non-affiliates of the Registrant.

                  DOCUMENTS INCORPORATED BY REFERENCE:  None

                                 Form 10-K405/A
                                Amendment No. 1
                                  Introduction

This Amendment No. 1 to Annual Report on Form 10-K405/A for the year ended December 31, 1997 corrects a typographical error included in Item 8 (Page F-76) by substituting $2.32 per Mcf for $3.23 per Mcf as the gas price used to determine the standardized measure of discounted future net cash flows of proved oil and gas reserves.

                                 FORM 10-K405/A
                               TABLE OF CONTENTS



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

                                          August 26, 1998


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

By:   /s/Dennis R. Neill         President and           August 26, 1998
      -------------------        Director (Principal
         Dennis R. Neill         Executive Officer)

      /s/Patrick M. Hall         (Principal              August 26, 1998
      -------------------        Financial and
         Patrick M. Hall         Accounting Officer)

      /s/Judy K. Fox             Secretary               August 26, 1998
      -------------------
         Judy K. Fox

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

                                          August 26, 1998


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

By:   /s/Dennis R. Neill         President and           August 26, 1998
      -------------------        Director (Principal
         Dennis R. Neill         Executive Officer)

      /s/Patrick M. Hall         (Principal              August 26, 1998
      -------------------        Financial and
         Patrick M. Hall         Accounting Officer)

      /s/Judy K. Fox             Secretary               August 26, 1998
      -------------------
         Judy K. Fox

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

                                          August 26, 1998


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

By:   /s/Dennis R. Neill         President and           August 26, 1998
      -------------------        Director (Principal
         Dennis R. Neill         Executive Officer)

      /s/Patrick M. Hall         (Principal              August 26, 1998
      -------------------        Financial and
         Patrick M. Hall         Accounting Officer)

      /s/Judy K. Fox             Secretary               August 26, 1998
      -------------------
         Judy K. Fox

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

                                          August 26, 1998


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

By:   /s/Dennis R. Neill         President and           August 26, 1998
      -------------------        Director (Principal
         Dennis R. Neill         Executive Officer)

      /s/Patrick M. Hall         (Principal              August 26, 1998
      -------------------        Financial and
         Patrick M. Hall         Accounting Officer)

      /s/Judy K. Fox             Secretary               August 26, 1998
      -------------------
         Judy K. Fox

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

                                          August 26, 1998


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

By:   /s/Dennis R. Neill         President and           August 26, 1998
      -------------------        Director (Principal
         Dennis R. Neill         Executive Officer)

      /s/Patrick M. Hall         (Principal              August 26, 1998
      -------------------        Financial and
         Patrick M. Hall         Accounting Officer)

      /s/Judy K. Fox             Secretary               August 26, 1998
      -------------------
         Judy K. Fox

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

                                          August 26, 1998


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

By:   /s/Dennis R. Neill         President and           August 26, 1998
      -------------------        Director (Principal
         Dennis R. Neill         Executive Officer)

      /s/Patrick M. Hall         (Principal              August 26, 1998
      -------------------        Financial and
         Patrick M. Hall         Accounting Officer)

      /s/Judy K. Fox             Secretary               August 26, 1998
      -------------------
         Judy K. Fox

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

                                          August 26, 1998


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

By:   /s/Dennis R. Neill         President and           August 26, 1998
      -------------------        Director (Principal
         Dennis R. Neill         Executive Officer)

      /s/Patrick M. Hall         (Principal              August 26, 1998
      -------------------        Financial and
         Patrick M. Hall         Accounting Officer)

      /s/Judy K. Fox             Secretary               August 26, 1998
      -------------------
         Judy K. Fox

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

                                          August 26, 1998


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

By:   /s/Dennis R. Neill         President and           August 26, 1998
      -------------------        Director (Principal
         Dennis R. Neill         Executive Officer)

      /s/Patrick M. Hall         (Principal              August 26, 1998
      -------------------        Financial and
         Patrick M. Hall         Accounting Officer)

      /s/Judy K. Fox             Secretary               August 26, 1998
      -------------------
         Judy K. Fox

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
                                         ==========           =========


The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Partnerships' reserves were determined at December 31, 1997 using oil and gas prices of approximately $16.25 per barrel and $2.32 per Mcf, respectively.

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