Form 10-Q
period 1998-09-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP II A; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-E; GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-G; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-H
filed 1998-11-13
CIK 824894, 826345, 833054, 833526, 842881, 850506, 851724, 854062

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1998

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

                        Yes     X               No
                            ------                    ------

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                     GEODYNE PRODUCTION PARTNERSHIP II-A
                           COMBINED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                             September 30,     December 31,
                                                1998              1997
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $2,469,615       $  830,584
   Accounts receivable:
      Oil and gas sales                           457,471          837,560
      Other                                             -           20,975
                                               ----------       ----------
        Total current assets                   $2,927,086       $1,689,119

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                4,283,131        4,894,853

DEFERRED CHARGE                                   911,041          911,041
                                               ----------       ----------
                                               $8,121,258       $7,495,013
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   94,369       $  233,246
   Gas imbalance payable                          142,043          142,043
                                               ----------       ----------
        Total current liabilities              $  236,412       $  375,289

ACCRUED LIABILITY                              $  157,050       $  157,050

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  407,608)     ($  387,587)
   Limited Partners, issued and
      outstanding, 484,283 units                8,135,404        7,350,261
                                               ----------       ----------
        Total Partners' capital                $7,727,796       $6,962,674
                                               ----------       ----------
                                               $8,121,258       $7,495,013
                                               ==========       ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                     GEODYNE PRODUCTION PARTNERSHIP II-A
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,092,544        $1,161,480
   Interest income                                22,091             8,488
   Gain on sale of oil and
      gas properties                              35,623             2,974
                                              ----------        ----------
                                              $1,150,258        $1,172,942

COSTS AND EXPENSES:
   Lease operating                            $  311,930        $  355,007
   Production tax                                 69,778            73,185
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 214,594           189,743
   General and administrative
      (Note 2)                                   138,442           132,162
                                              ----------        ----------
                                              $  734,744        $  750,097
                                              ----------        ----------

NET INCOME                                    $  415,514        $  422,845
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   28,255        $   28,308
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  387,259        $  394,537
                                              ==========        ==========
NET INCOME per unit                           $      .80        $      .81
                                              ==========        ==========
UNITS OUTSTANDING                                484,283           484,283
                                              ==========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                     GEODYNE PRODUCTION PARTNERSHIP II-A
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $3,025,364        $4,185,360
   Interest income                                40,695            25,515
   Gain on sale of oil and
      gas properties                             688,344            59,998
   Contract settlement income
      (Note 1)                                 1,710,190                 -
                                              ----------        ----------
                                              $5,464,593        $4,270,873

COSTS AND EXPENSES:
   Lease operating                            $  908,775        $1,081,370
   Production tax                                184,851           253,273
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 538,091           579,410
   Impairment provision                                -           684,276
   General and administrative
      (Note 2)                                   443,790           459,472
                                              ----------        ----------
                                              $2,075,507        $3,057,801
                                              ----------        ----------

NET INCOME                                    $3,389,086        $1,213,072
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  188,943        $  109,925
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $3,200,143        $1,103,147
                                              ==========        ==========
NET INCOME per unit                           $     6.61        $     2.28
                                              ==========        ==========
UNITS OUTSTANDING                                484,283           484,283
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                     GEODYNE PRODUCTION PARTNERSHIP II-A
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)
                                                 1998              1997
                                              ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $3,389,086        $1,213,072
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               538,091           579,410
      Impairment provision                             -           684,276
      Gain on sale of oil and gas
        properties                           (   688,344)      (    59,998)
      Decrease in accounts receivable -
        oil and gas sales                        380,089           269,172
      Decrease in accounts receivable -
        other                                     20,975                 -
      Decrease in accounts payable           (   138,877)      (    89,346)
                                              ----------        ----------
Net cash provided by operating
   activities                                 $3,501,020        $2,596,586
                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($   22,565)      ($  132,062)
   Proceeds from sale of oil and
      gas properties                             784,540            67,978
                                              ----------        ----------
Net cash provided (used) by
   investing activities                       $  761,975       ($   64,084)
                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($2,623,964)      ($2,704,202)
                                              ----------        ----------
Net cash used by financing activities        ($2,623,964)      ($2,702,202)
                                              ----------        ----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                       $1,639,031       ($  171,700)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           830,584           875,918
                                              ----------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $2,469,615        $  704,218
                                              ==========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                     GEODYNE PRODUCTION PARTNERSHIP II-B
                           COMBINED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                             September 30,     December 31,
                                                1998              1997
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $2,944,027        $  644,574
   Accounts receivable:
      Oil and gas sales                          349,712           565,152
                                              ----------        ----------
        Total current assets                  $3,293,739        $1,209,726

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               2,770,394         3,035,158

DEFERRED CHARGE                                  169,811           169,811
                                              ----------        ----------
                                              $6,233,944        $4,414,695
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   65,046        $  141,754
   Gas imbalance payable                          24,671            24,671
                                              ----------        ----------
        Total current liabilities             $   89,717        $  166,425

ACCRUED LIABILITY                             $   88,519        $   88,519

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  316,565)      ($  305,223)
   Limited Partners, issued and
      outstanding, 361,719 units               6,372,273         4,464,974
                                              ----------        ----------
        Total Partners' capital               $6,055,708        $4,159,751
                                              ----------        ----------
                                              $6,233,944        $4,414,695
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                     GEODYNE PRODUCTION PARTNERSHIP II-B
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                1998               1997
                                              --------           ---------

REVENUES:
   Oil and gas sales                          $543,938            $785,354
   Interest income                              24,180               4,899
   Gain on sale of oil and
      gas properties                             3,649               5,301
                                              --------            --------
                                              $571,767            $795,554

COSTS AND EXPENSES:
   Lease operating                            $210,925            $231,394
   Production tax                               33,204              56,100
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                95,742             129,584
   General and administrative
      (Note 2)                                 103,430              95,212
                                              --------            --------
                                              $443,301            $512,290
                                              --------            --------

NET INCOME                                    $128,466            $283,264
                                              ========            ========
GENERAL PARTNER - NET INCOME                  $  9,044            $ 19,102
                                              ========            ========
LIMITED PARTNERS - NET INCOME                 $119,422            $264,162
                                              ========            ========
NET INCOME per unit                           $    .33            $    .73
                                              ========            ========
UNITS OUTSTANDING                              361,719             361,719
                                              ========            ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                     GEODYNE PRODUCTION PARTNERSHIP II-B
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,973,911        $2,844,739
   Interest income                                33,865            14,890
   Gain on sale of oil and
      gas properties                              66,824            55,777
   Contract settlement income
      (Note 1)                                 2,793,295                 -
                                              ----------        ----------
                                              $4,867,895        $2,915,406

COSTS AND EXPENSES:
   Lease operating                            $  630,942        $  711,273
   Production tax                                119,036           185,792
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 296,713           391,440
   Impairment provision                                -           530,988
   General and administrative
      (Note 2)                                   333,336           352,750
                                              ----------        ----------
                                              $1,380,027        $2,172,243
                                              ----------        ----------

NET INCOME                                    $3,487,868        $  743,163
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  184,569        $   73,311
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $3,303,299        $  669,852
                                              ==========        ==========
NET INCOME per unit                           $     9.13        $     1.85
                                              ==========        ==========
UNITS OUTSTANDING                                361,719           361,719
                                              ==========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                     GEODYNE PRODUCTION PARTNERSHIP II-B
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $3,487,868        $  743,163
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               296,713           391,440
      Impairment provision                             -           530,988
      Gain on sale of oil and gas
        properties                           (    66,824)      (    55,777)
      Decrease in accounts receivable -
        oil and gas sales                        215,440           179,777
      Decrease in accounts payable           (    76,708)      (   108,250)
                                              ----------        ----------
Net cash provided by operating
   activities                                 $3,856,489        $1,681,341
                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($   43,519)       $        -
   Proceeds from sale of oil and
      gas properties                              78,394            57,264
                                              ----------        ----------
Net cash provided by investing
   activities                                 $   34,875        $   57,264
                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($1,591,911)      ($1,815,198)
                                              ----------        ----------
Net cash used by financing activities        ($1,591,911)      ($1,815,198)
                                              ----------        ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           $2,299,453       ($   76,593)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           644,574           569,257
                                              ----------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $2,944,027        $  492,664
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                     GEODYNE PRODUCTION PARTNERSHIP II-C
                           COMBINED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                             September 30,     December 31,
                                                1998              1997
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $1,302,424       $  358,095
   Accounts receivable:
      Oil and gas sales                           158,011          273,399
      Other                                             -            1,931
                                               ----------       ----------
        Total current assets                   $1,460,435       $  633,425

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,440,402        1,667,269

DEFERRED CHARGE                                   139,621          139,621
                                               ----------       ----------
                                               $3,040,458       $2,440,315
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   25,743       $   33,293
   Gas imbalance payable                           22,563           22,563
                                               ----------       ----------
        Total current liabilities              $   48,306       $   55,856

ACCRUED LIABILITY                              $   49,647       $   49,647

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  133,357)     ($  123,277)
   Limited Partners, issued and
      outstanding, 154,621 units                3,075,862        2,458,089
                                               ----------       ----------
        Total Partners' capital                $2,942,505       $2,334,812
                                               ----------       ----------
                                               $3,040,458       $2,440,315
                                               ==========       ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                     GEODYNE PRODUCTION PARTNERSHIP II-C
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              ---------          ---------

REVENUES:
   Oil and gas sales                          $253,933            $374,214
   Interest income                              10,759               3,029
   Gain (loss) on sale of oil
      and gas properties                     (   7,362)              9,147
                                              --------            --------
                                              $257,330            $386,390

COSTS AND EXPENSES:
   Lease operating                            $ 75,529            $ 93,561
   Production tax                               15,445              30,342
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                52,158              50,655
   General and administrative
      (Note 2)                                  44,210              40,690
                                              --------            --------
                                              $187,342            $215,248
                                              --------            --------

NET INCOME                                    $ 69,988            $171,142
                                              ========            ========
GENERAL PARTNER - NET INCOME                  $  5,048            $ 10,432
                                              ========            ========
LIMITED PARTNERS - NET INCOME                 $ 64,940            $160,710
                                              ========            ========
NET INCOME per unit                           $    .42            $   1.04
                                              ========            ========
UNITS OUTSTANDING                              154,621             154,621
                                              ========            ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                     GEODYNE PRODUCTION PARTNERSHIP II-C
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998             1997
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $  896,558        $1,316,380
   Interest income                                17,869             8,800
   Gain on sale of oil and
      gas properties                             191,496            99,495
   Contract settlement income
      (Note 1)                                 1,197,148                 -
                                              ----------        ----------
                                              $2,303,071        $1,424,675

COSTS AND EXPENSES:
   Lease operating                            $  235,610        $  291,975
   Production tax                                 58,186            95,165
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 161,756           157,584
   Impairment provision                                -            66,617
   General and administrative
      (Note 2)                                   142,940           151,422
                                              ----------        ----------
                                              $  598,492        $  762,763
                                              ----------        ----------

NET INCOME                                    $1,704,579        $  661,912
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   90,806        $   41,624
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,613,773        $  620,288
                                              ==========        ==========
NET INCOME per unit                           $    10.44        $     4.01
                                              ==========        ==========
UNITS OUTSTANDING                                154,621           154,621
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                     GEODYNE PRODUCTION PARTNERSHIP II-C
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)
                                                 1998              1997
                                              ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $1,704,579        $  661,912
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               161,756           157,584
      Impairment provision                             -            66,617
      Gain on sale of oil and gas
        properties                           (   191,496)      (    99,495)
      Decrease in accounts receivable -
        oil and gas sales                        115,388            89,995
      Decrease in accounts receivable -
        other                                      1,931             -
      Decrease in accounts payable           (     7,550)      (    36,386)
                                              ----------        ----------
Net cash provided by operating
   activities                                 $1,784,608        $  840,227
                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($   18,306)      ($    6,070)
   Proceeds from sale of oil and
      gas properties                             274,913           139,470
                                              ----------        ----------
Net cash provided by investing
   activities                                 $  256,607        $  133,400
                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($1,096,886)      ($1,107,612)
                                              ----------        ----------
Net cash used by financing activities        ($1,096,886)      ($1,107,612)
                                              ----------        ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           $  944,329       ($  133,985)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           358,095           387,334
                                              ----------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $1,302,424        $  253,349
                                              ==========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                     GEODYNE PRODUCTION PARTNERSHIP II-D
                           COMBINED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                             September 30,     December 31,
                                                1998              1997
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $3,311,975        $1,151,142
   Accounts receivable:
      Oil and gas sales                          300,304           646,750
      General Partner (Note 2)                       363                 -
      Other                                            -            20,267
                                              ----------        ----------
        Total current assets                  $3,612,642        $1,818,159

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               2,901,295         3,417,760

DEFERRED CHARGE                                  544,345           544,345
                                              ----------        ----------
                                              $7,058,282        $5,780,264
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   77,417        $   86,058
   Gas imbalance payable                         107,004           107,004
                                              ----------        ----------
        Total current liabilities             $  184,421        $  193,062

ACCRUED LIABILITY                             $  239,083        $  239,083

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  251,127)      ($  224,003)
   Limited Partners, issued and
      outstanding, 314,878 units               6,885,905         5,572,122
                                              ----------        ----------
        Total Partners' capital               $6,634,778        $5,348,119
                                              ----------        ----------
                                              $7,058,282        $5,780,264
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                     GEODYNE PRODUCTION PARTNERSHIP II-D
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                1998               1997
                                              ---------         ----------

REVENUES:
   Oil and gas sales                          $540,255            $865,030
   Interest income                              27,851               7,774
   Gain on sale of oil and
      gas properties                             9,650              11,706
   Contract settlement income
      (Note 1)                                     363                   -
                                              --------            --------
                                              $578,119            $884,510

COSTS AND EXPENSES:
   Lease operating                            $222,073            $237,324
   Production tax                               34,797              71,475
   Depreciation, depletion, and
      amortization of oil and gas
      properties                               110,762             134,830
   General and administrative
      (Note 2)                                  90,053              81,438
                                              --------            --------
                                              $457,685            $525,067
                                              --------            --------

NET INCOME                                    $120,434            $359,443
                                              ========            ========
GENERAL PARTNER - NET INCOME                  $  9,060            $ 22,976
                                              ========            ========
LIMITED PARTNERS - NET INCOME                 $111,374            $336,467
                                              ========            ========
NET INCOME per unit                           $    .36            $   1.07
                                              ========            ========
UNITS OUTSTANDING                              314,878             314,878
                                              ========            ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                     GEODYNE PRODUCTION PARTNERSHIP II-D
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,885,766        $3,144,982
   Interest income                                47,221            22,896
   Gain on sale of oil and
      gas properties                             518,545            97,096
   Contract settlement income
      (Note 1)                                 3,033,646                 -
                                              ----------        ----------
                                              $5,485,178        $3,264,974

COSTS AND EXPENSES:
   Lease operating                            $  707,939        $  766,404
   Production tax                                137,214           237,926
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 338,145           443,565
   Impairment provision                                -           143,957
   General and administrative
      (Note 2)                                   290,356           311,476
                                              ----------        ----------
                                              $1,473,654        $1,903,328
                                              ----------        ----------

NET INCOME                                    $4,011,524        $1,361,646
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  211,741        $   90,438
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $3,799,783        $1,271,208
                                              ==========        ==========
NET INCOME per unit                           $    12.07        $     4.04
                                              ==========        ==========
UNITS OUTSTANDING                                314,878           314,878
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                     GEODYNE PRODUCTION PARTNERSHIP II-D
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)
                                                1998               1997
                                             -----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $4,011,524        $1,361,646
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               338,145           443,565
      Impairment provision                             -           143,957
      Gain on sale of oil and gas
        properties                           (   518,545)      (    97,096)
      Decrease in accounts receivable -
        oil and gas sales                        346,446           180,649
      Increase in accounts receivable -
        General Partner                      (       363)                -
      Decrease in accounts receivable -
        other                                     20,267                 -
      Decrease in accounts payable           (     8,641)      (    71,308)
                                              ----------        ----------
Net cash provided by operating
   activities                                 $4,188,833        $1,961,413
                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($    1,639)      ($   45,321)
   Proceeds from sale of oil and
      gas properties                             698,504           202,663
                                              ----------        ----------
Net cash provided by investing
   activities                                 $  696,865        $  157,342
                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($2,724,865)      ($2,430,195)
                                              ----------        ----------
Net cash used by financing activities        ($2,724,865)      ($2,430,195)
                                              ----------        ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           $2,160,833       ($  311,440)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         1,151,142           906,737
                                              ----------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $3,311,975        $  595,297
                                              ==========        ==========
         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                     GEODYNE PRODUCTION PARTNERSHIP II-E
                           COMBINED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                             September 30,     December 31,
                                                1998              1997
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $6,309,572        $  670,777
   Accounts receivable:
      Oil and gas sales                          185,330           415,377
      General Partner (Note 2)                       736                 -
      Other                                            -               110
                                              ----------        ----------
        Total current assets                  $6,495,638        $1,086,264

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               2,540,301         2,841,080

DEFERRED CHARGE                                  330,531           330,531
                                              ----------        ----------
                                              $9,366,470        $4,257,875
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   38,850        $  100,603
   Gas imbalance payable                         171,089           171,089
                                              ----------        ----------
        Total current liabilities             $  209,939        $  271,692

ACCRUED LIABILITY                             $   63,625        $   63,625

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  182,720)      ($  172,017)
   Limited Partners, issued and
      outstanding, 228,821 units               9,275,626         4,094,575
                                              ----------        ----------
        Total Partners' capital               $9,092,906        $3,922,558
                                              ----------        ----------
                                              $9,366,470        $4,257,875
                                              ==========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                     GEODYNE PRODUCTION PARTNERSHIP II-E
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                               1998                1997
                                             ---------           ---------

REVENUES:
   Oil and gas sales                          $366,664            $591,192
   Interest income                              52,456               6,347
   Gain on sale of oil and
      gas properties                             6,200                 963
   Contract settlement income
      (Note 1)                                     736                   -
                                              --------            --------
                                              $426,056            $598,502

COSTS AND EXPENSES:
   Lease operating                            $120,322            $115,568
   Production tax                               26,860              45,879
   Depreciation, depletion, and
      amortization of oil and gas
      properties                               123,671             154,394
   General and administrative
      (Note 2)                                  65,460              49,977
                                              --------            --------
                                              $336,313            $365,818
                                              --------            --------

NET INCOME                                    $ 89,743            $232,684
                                              ========            ========
GENERAL PARTNER - NET INCOME                  $  6,811            $ 17,492
                                              ========            ========
LIMITED PARTNERS - NET INCOME                 $ 82,932            $215,192
                                              ========            ========
NET INCOME per unit                           $    .36            $    .94
                                              ========            ========
UNITS OUTSTANDING                              228,821             228,821
                                              ========            ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                     GEODYNE PRODUCTION PARTNERSHIP II-E
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,257,494        $1,971,161
   Interest income                                63,149            15,984
   Gain on sale of oil and
      gas properties                             326,675            52,735
   Contract settlement income
      (Note 1)                                 6,159,355                 -
                                              ----------        ----------
                                              $7,806,673        $2,039,880

COSTS AND EXPENSES:
   Lease operating                            $  363,625        $  510,128
   Production tax                                 90,804           160,288
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 382,374           470,431
   Impairment provision                                -           992,851
   General and administrative
      (Note 2)                                   214,935           251,258
                                              ----------        ----------
                                              $1,051,738        $2,384,956
                                              ----------        ----------

NET INCOME (LOSS)                             $6,754,935       ($  345,076)
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  349,884        $   40,478
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME (LOSS)          $6,405,051       ($  385,554)
                                              ==========        ==========
NET INCOME (LOSS) per unit                    $    27.99       ($     1.68)
                                              ==========        ==========
UNITS OUTSTANDING                                228,821           228,821
                                              ==========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                     GEODYNE PRODUCTION PARTNERSHIP II-E
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998             1997
                                               ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                           $6,754,935      ($  345,076)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                382,374          470,431
      Impairment provision                              -          992,851
      Gain on sale of oil and gas
        properties                            (   326,675)     (    52,735)
      Decrease in accounts receivable -
        oil and gas sales                         230,047          125,464
      Increase in accounts receivable -
        General Partner                       (       736)     (    12,023)
      Decrease in accounts receivable -
        other                                         110                -
      Decrease in accounts payable            (    61,753)     (    82,021)
                                               ----------       ----------
Net cash provided by operating
   activities                                  $6,978,302       $1,096,891
                                               ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($  110,926)     ($    5,314)
   Proceeds from sale of oil and
      gas properties                              356,006          273,731
                                               ----------       ----------
Net cash provided by investing
   activities                                  $  245,080       $  268,417
                                               ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($1,584,587)     ($1,364,505)
                                               ----------       ----------
Net cash used by financing activities         ($1,584,587)     ($1,364,505)
                                               ----------       ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                 $5,638,795       $      803

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            670,777          528,765
                                               ----------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $6,309,572       $  529,568
                                               ==========       ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                     GEODYNE PRODUCTION PARTNERSHIP II-F
                           COMBINED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                             September 30,     December 31,
                                                1998              1997
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  205,738       $  741,852
   Accounts receivable:
      Oil and gas sales                           163,849          334,094
      Other                                             -               43
                                               ----------       ----------
        Total current assets                   $  369,587       $1,075,989

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                2,148,750        2,432,033

DEFERRED CHARGE                                    56,867           56,867
                                               ----------       ----------
                                               $2,575,204       $3,564,889
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   23,932       $   64,348
   Gas imbalance payable                           25,184           25,184
                                               ----------       ----------
        Total current liabilities              $   49,116       $   89,532

ACCRUED LIABILITY                              $   27,907       $   27,907

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  153,067)     ($  143,355)
   Limited Partners, issued and
      outstanding, 171,400 units                2,651,248        3,590,805
                                               ----------       ----------
        Total Partners' capital                $2,498,181       $3,447,450
                                               ----------       ----------
                                               $2,575,204       $3,564,889
                                               ==========       ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                     GEODYNE PRODUCTION PARTNERSHIP II-F
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              ----------         ---------

REVENUES:
   Oil and gas sales                            $266,881          $498,151
   Interest income                                 6,023             5,395
   Gain (loss) on sale of oil
      and gas properties                       (   1,643)            4,202
                                                --------          --------
                                                $271,261          $507,748

COSTS AND EXPENSES:
   Lease operating                              $ 69,935          $ 62,365
   Production tax                                 19,525            31,954
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  77,170           102,584
   General and administrative
      (Note 2)                                    49,088            48,174
                                                --------          --------
                                                $215,718          $245,077
                                                --------          --------

NET INCOME                                      $ 55,543          $262,671
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $  5,563          $ 16,967
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $ 49,980          $245,704
                                                ========          ========
NET INCOME per unit                             $    .30          $   1.43
                                                ========          ========
UNITS OUTSTANDING                                171,400           171,400
                                                ========          ========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                     GEODYNE PRODUCTION PARTNERSHIP II-F
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,087,834        $1,674,566
   Interest income                                16,066            13,485
   Gain on sale of oil and
      gas properties                             654,302           170,970
                                              ----------        ----------
                                              $1,758,202        $1,859,021

COSTS AND EXPENSES:
   Lease operating                            $  218,337        $  239,983
   Production tax                                 73,986           116,832
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 254,409           308,123
   Impairment provision                                -         1,377,160
   General and administrative
      (Note 2)                                   155,874           157,930
                                              ----------        ----------
                                              $  702,606        $2,200,028
                                              ----------        ----------

NET INCOME (LOSS)                             $1,055,596       ($  341,007)
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   62,153        $   49,687
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME (LOSS)          $  993,443       ($  390,694)
                                              ==========        ==========
NET INCOME (LOSS) per unit                    $     5.80       ($     2.28)
                                              ==========        ==========
UNITS OUTSTANDING                                171,400           171,400
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                     GEODYNE PRODUCTION PARTNERSHIP II-F
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                          $1,055,596       ($  341,007)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               254,409           308,123
      Impairment provision                             -         1,377,160
      Gain on sale of oil and gas
        properties                           (   654,302)      (   170,970)
      Decrease in accounts receivable -
        oil and gas sales                        170,245            90,641
      Increase in accounts receivable -
        General Partner                                -       (    14,104)
      Decrease in accounts receivable -
        other                                         43                 -
      Decrease in accounts payable           (    40,416)      (    18,443)
                                              ----------        ----------
Net cash provided by operating-
   activities                                 $  785,575        $1,231,400
                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($   34,281)      ($   51,001)
   Proceeds from sale of oil and
      gas properties                             717,457           362,751
                                              ----------        ----------
Net cash provided by investing
   activities                                 $  683,176        $  311,750
                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($2,004,865)      ($1,627,572)
                                              ----------        ----------
Net cash used by financing activities        ($2,004,865)      ($1,627,572)
                                              ----------        ----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                               ($  536,114)      ($   84,422)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           741,852           441,903
                                              ----------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  205,738        $  357,481
                                              ==========        ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                     GEODYNE PRODUCTION PARTNERSHIP II-G
                           COMBINED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                             September 30,     December 31,
                                                1998              1997
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  438,860       $1,564,325
   Accounts receivable:
      Oil and gas sales                           348,460          710,336
                                               ----------       ----------
        Total current assets                   $  787,320       $2,274,661

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                4,633,558        5,237,082

DEFERRED CHARGE                                   123,977          123,977
                                               ----------       ----------
                                               $5,544,855       $7,635,720
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   51,252       $  135,761
   Gas imbalance payable                           57,250           57,250
                                               ----------       ----------
        Total current liabilities              $  108,502       $  193,011

ACCRUED LIABILITY                              $   64,109       $   64,109

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  333,155)     ($  312,392)
   Limited Partners, issued and
      outstanding, 372,189 units                5,705,399        7,690,992
                                               ----------       ----------
        Total Partners' capital                $5,372,244       $7,378,600
                                               ----------       ----------
                                               $5,544,855       $7,635,720
                                               ==========       ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                     GEODYNE PRODUCTION PARTNERSHIP II-G
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                1998               1997
                                              --------          ----------

REVENUES:
   Oil and gas sales                          $561,811          $1,057,832
   Interest income                              12,836              11,851
   Gain (loss) on sale of oil
      and gas properties                     (   3,499)              8,936
                                              --------          ----------
                                              $571,148          $1,078,619

COSTS AND EXPENSES:
   Lease operating                            $149,170          $  132,956
   Production tax                               42,199              68,972
   Depreciation, depletion, and
      amortization of oil and gas
      properties                               163,274             223,052
   General and administrative
      (Note 2)                                 106,564             104,590
                                              --------          ----------
                                              $461,207          $  529,570
                                              --------          ----------

NET INCOME                                    $109,941          $  549,049
                                              ========          ==========
GENERAL PARTNER - NET INCOME                  $ 11,386          $   35,782
                                              ========          ==========
LIMITED PARTNERS - NET INCOME                 $ 98,555          $  513,267
                                              ========          ==========
NET INCOME per unit                           $    .27          $     1.38
                                              ========          ==========
UNITS OUTSTANDING                              372,189             372,189
                                              ========          ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                     GEODYNE PRODUCTION PARTNERSHIP II-G
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $2,310,367        $3,575,321
   Interest income                                34,323            29,082
   Gain on sale of oil and
      gas properties                           1,368,785           338,421
                                              ----------        ----------
                                              $3,713,475        $3,942,824

COSTS AND EXPENSES:
   Lease operating                            $  465,999        $  520,538
   Production tax                                159,598           254,993
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 543,788           672,926
   Impairment provision                                -         3,101,656
   General and administrative
      (Note 2)                                   338,361           342,749
                                              ----------        ----------
                                              $1,507,746        $4,892,862
                                              ----------        ----------

NET INCOME (LOSS)                             $2,205,729       ($  950,038)
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  130,322        $  102,027
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME (LOSS)          $2,075,407       ($1,052,065)
                                              ==========        ==========
NET INCOME (LOSS) per unit                    $     5.58       ($     2.83)
                                              ==========        ==========
UNITS OUTSTANDING                                372,189           372,189
                                              ==========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                     GEODYNE PRODUCTION PARTNERSHIP II-G
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                          $2,205,729       ($  950,038)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               543,788           672,926
      Impairment provision                             -         3,101,656
      Gain on sale of oil and gas
        properties                           ( 1,368,785)      (   338,421)
      Decrease in accounts receivable -
        oil and gas sales                        361,876           187,687
      Increase in accounts receivable -
        General Partner                                -       (    26,836)
      Decrease in accounts payable           (    84,509)      (    40,554)
                                              ----------        ----------
Net cash provided by operating
   activities                                 $1,658,099        $2,606,420
                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($   74,175)      ($  111,222)
   Proceeds from sale of oil and
      gas properties                           1,502,696           827,570
                                              ----------        ----------
Net cash provided by investing
   activities                                 $1,428,521        $  716,348
                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($4,212,085)      ($3,497,542)
                                              ----------        ----------
Net cash used by financing activities        ($4,212,085)      ($3,497,542)
                                              ----------        ----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                               ($1,125,465)      ($  174,774)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         1,564,325           932,165
                                              ----------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  438,860        $  757,391
                                              ==========        ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                     GEODYNE PRODUCTION PARTNERSHIP II-H
                           COMBINED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                             September 30,     December 31,
                                                1998              1997
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  103,052       $  364,502
   Accounts receivable:
      Oil and gas sales                            82,736          168,833
                                               ----------       ----------
        Total current assets                   $  185,788       $  533,335

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,085,656        1,225,295

DEFERRED CHARGE                                    29,519           29,519
                                               ----------       ----------
                                               $1,300,963       $1,788,149
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   12,393       $   31,925
   Gas imbalance payable                           13,149           13,149
                                               ----------       ----------
        Total current liabilities              $   25,542       $   45,074

ACCRUED LIABILITY                              $   14,648       $   14,648

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   83,715)     ($   78,796)
   Limited Partners, issued and
      outstanding, 91,711 units                 1,344,488        1,807,223
                                               ----------       ----------
        Total Partners' capital                $1,260,773       $1,728,427
                                               ----------       ----------
                                               $1,300,963       $1,788,149
                                               ==========       ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                     GEODYNE PRODUCTION PARTNERSHIP II-H
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998             1997
                                                --------        ----------

REVENUES:
   Oil and gas sales                            $136,780          $251,228
   Interest income                                 2,866             2,856
   Gain (loss) on sale of oil
      and gas properties                       (     836)            1,884
                                                --------          --------
                                                $138,810          $255,968

COSTS AND EXPENSES:
   Lease operating                              $ 35,793          $ 31,913
   Production tax                                 10,703            16,847
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  38,690            52,896
   General and administrative
      (Note 2)                                    26,255            25,770
                                                --------          --------
                                                $111,441          $127,426
                                                --------          --------

NET INCOME                                      $ 27,369          $128,542
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $  2,772          $  8,400
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $ 24,597          $120,142
                                                ========          ========
NET INCOME per unit                             $    .27          $   1.31
                                                ========          ========
UNITS OUTSTANDING                                 91,711            91,711
                                                ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                     GEODYNE PRODUCTION PARTNERSHIP II-H
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998             1997
                                                --------        ----------

REVENUES:
   Oil and gas sales                            $549,753        $  861,261
   Interest income                                 7,688             6,812
   Gain on sale of oil and
      gas properties                             314,187            77,387
                                                --------        ----------
                                                $871,628        $  945,460

COSTS AND EXPENSES:
   Lease operating                              $111,982        $  129,217
   Production tax                                 39,027            63,674
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 126,775           161,226
   Impairment provision                                -           785,220
   General and administrative
      (Note 2)                                    83,369            84,415
                                                --------        ----------
                                                $361,153        $1,223,752
                                                --------        ----------

NET INCOME (LOSS)                               $510,475       ($  278,292)
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $ 30,210        $   23,603
                                                ========        ==========
LIMITED PARTNERS - NET INCOME (LOSS)            $480,265       ($  301,895)
                                                ========        ==========
NET INCOME (LOSS) per unit                      $   5.24       ($     3.29)
                                                ========        ==========
UNITS OUTSTANDING                                 91,711            91,711
                                                ========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                     GEODYNE PRODUCTION PARTNERSHIP II-H
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998             1997
                                               ---------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                            $510,475         ($278,292)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               126,775           161,226
      Impairment provision                             -           785,220
      Gain on sale of oil and gas
        properties                             ( 314,187)        (  77,387)
      Decrease in accounts receivable -
        oil and gas sales                         86,097            43,323
      Increase in accounts receivable -
        General Partner                                -         (   5,060)
      Decrease in accounts payable             (  19,532)        (  10,183)
                                                --------          --------
Net cash provided by operating
   activities                                   $389,628          $618,847
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 18,222)        ($ 27,686)
   Proceeds from sale of oil and
      gas properties                             345,273           221,575
                                                --------          --------
Net cash provided by investing
   activities                                   $327,051          $193,889
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($978,129)        ($856,819)
                                                --------          --------
Net cash used by financing activities          ($978,129)        ($856,819)
                                                --------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($261,450)        ($ 44,083)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           364,502           221,484
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $103,052          $177,401
                                                ========          ========

         The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
             CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                  (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of September 30, 1998, combined statements of operations for the three and nine months ended September 30, 1998 and 1997, and combined statements of cash flows for the nine months ended September 30, 1998 and 1997 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a
      "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at September 30, 1998, the combined results of operations for the three and nine months ended September 30, 1998 and 1997, and the combined cash flows for the nine months ended September 30, 1998 and 1997.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1997. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

      No such charge was recorded during the nine months ended September 30, 1998. The risk that the Partnerships will be required to record such impairment provisions in the future increases when oil and gas prices are depressed.

      CONTRACT SETTLEMENT INCOME
      --------------------------

      On July 30, 1998 an arbitration and lawsuit involving Geodyne Resources, Inc. as General Partner of the Geodyne II-A, II-B, II-C, II-D and II-E Partnerships and other plaintiffs against a gas purchaser was settled. This matter involved claims for take or pay deficiencies and gas pricing issues arising out of a gas purchase contract pursuant to which the gas purchaser purchased gas from the Geodyne II-A, II-B, II-C, II-D and II-E Partnerships and other owners. The settlement resolves all issues between the parties concerning this contract.

      As a result of this settlement, the II-A, II-B, II-C, II-D and II-E Partnerships received in August 1998 and October 1998 the following amounts:

                                AUGUST        OCTOBER
            PARTNERSHIP          1998           1998          TOTAL
            -----------       ----------     --------       ----------
               II-A           $1,710,190        $  -        $1,710,190
               II-B            2,793,295           -         2,793,295
               II-C            1,197,148           -         1,197,148
               II-D            3,033,283         363         3,033,646
               II-E            6,158,619         736         6,159,355

      The amounts received in August 1998 were accrued at June 30, 1998 and will be included in the II-A, II-B, II-C, II-D and II-E Partnerships' November 1998 cash distributions. The amounts received in October 1998 will be included in the II-D and II-E Partnership's February 1999 cash distributions. The amounts received in October 1998 are included in the "Accounts Receivable - General Partner" on the accompanying balance sheets at September 30, 1998. These amounts were related to an overriding royalty interest owned by the II-D and II-E Partnerships in one well involved in the settlement.


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended September 30, 1998 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               II-A                  $10,999                 $127,443
               II-B                    8,240                   95,190
               II-C                    3,521                   40,689
               II-D                    7,190                   82,863
               II-E                    5,244                   60,216
               II-F                    3,983                   45,105
               II-G                    8,620                   97,944
               II-H                    2,120                   24,135

      During the nine months ended September 30, 1998 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               II-A                 $ 61,461                 $382,329
               II-B                   47,766                  285,570
               II-C                   20,873                  122,067
               II-D                   41,767                  248,589
               II-E                   34,287                  180,648
               II-F                   20,559                  135,315
               II-G                   44,529                  293,832
               II-H                   10,964                   72,405

      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.

      The receivable from the General Partner at September 30, 1998 for the II-D and II-E Partnerships represents contract settlement income associated with an overriding royalty interest owned in one well involved in the arbitration and lawsuit discussed in Note 1. Subsequent to September 30, 1998 such receivable was collected by the II-D and II-E Partnerships.

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 1998 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      The Partnerships' Statements of Cash Flows for the nine months ended September 30, 1998 include proceeds from the sale of oil and gas properties. The proceeds received during the first quarter of 1998 were included in the Partnerships' cash distributions paid during May 1998, the proceeds received during the second quarter of 1998 were included in the Partnerships' cash distributions paid during August 1998, and the proceeds received during the third quarter of 1998 will be included in the Partnerships' cash distributions to be paid in November 1998. It is possible that the Partnerships' repurchase values and future cash distributions could decline as a result of the disposition of these properties. On the other hand, the General Partner believes there will be beneficial operating efficiencies related to the Partnerships' remaining properties. This is primarily due to the fact that the properties sold generally bore a higher ratio of operating expenses as compared to reserves than the Partnerships' remaining properties.

      On July 30, 1998 the General Partner reached a settlement with a gas purchaser involving claims for take or pay deficiencies and gas pricing issues arising out of a gas purchase contract. As a result of this settlement, the II-A, II-B, II-C, II-D, and II-E Partnerships received the following amounts in August 1998 and October 1998:

                           AUGUST       OCTOBER                      PER
      PARTNERSHIP           1998         1998          TOTAL         UNIT
      -----------       ----------     --------       ----------    -------
         II-A           $1,710,190        $  -        $1,710,190     $3.53
         II-B            2,793,295           -         2,793,295      7.72
         II-C            1,197,148           -         1,197,148      7.74
         II-D            3,033,283         363         3,033,646      9.63
         II-E            6,158,619         736         6,159,355     26.92

      The amounts received in August 1998 will be included in the II-A, II-B, II-C, II-D, and II-E Partnerships' third quarter cash distributions to be paid in November 1998. The amounts received in October 1998 will be included in the II-D and II-E Partnerships fourth quarter cash distribution to be paid in February 1999.


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

      II-A PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                   1998             1997
                                                ----------       ----------
      Oil and gas sales                         $1,092,544       $1,161,480
      Oil and gas production expenses           $  381,708       $  428,192
      Barrels produced                              19,085           28,089
      Mcf produced                                 481,584          356,101
      Average price/Bbl                         $    10.66       $    16.45
      Average price/Mcf                         $     1.85       $     1.96

      As shown in the table above, total oil and gas sales decreased $68,936 (5.9%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Of this decrease, approximately $148,000 was related to a decrease in volumes of oil sold and approximately $110,000 and $57,000, respectively, were related to decreases in the average prices of oil and gas sold. These decreases were partially offset by an increase of approximately $246,000 related to an increase in volumes of gas sold. Volumes of oil sold decreased 9,004 barrels, while volumes of gas sold increased 125,483 Mcf for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. The decrease in volumes of oil sold resulted primarily from (i) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended September 30, 1997,
      (ii) a negative prior period volume adjustment made by the purchaser on another significant well during the three months ended September 30, 1998, and (iii) the sale of several wells during 1997 and early 1998. The increase in volumes of gas sold resulted primarily from positive prior period volume adjustments made by the purchaser on two significant wells during the three months ended September 30, 1998. Average oil and gas prices decreased to $10.66 per barrel and $1.85 per Mcf, respectively, for the three months ended September 30, 1998 from $16.45 per barrel and $1.96 per Mcf, respectively, for the three months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $46,484 (10.9%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This decrease resulted primarily from workover expenses incurred on three significant wells during the three months ended September 30, 1997 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 34.9% for the three months ended September 30, 1998 from

      36.9% for the three months ended September 30, 1997. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $24,851 (13.1%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This increase resulted primarily from the increase in volumes of gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of oil and gas sales, this expense increased to 19.6% for the three months ended September 30, 1998 from 16.3% for the three months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

      General and administrative expenses increased $6,280 (4.8%) for the three months ended September, 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 12.7% for the three months ended September 30, 1998 from 11.4% for the three months ended September 30, 1997.

      NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                   1998             1997
                                                ----------       ----------
      Oil and gas sales                         $3,025,364       $4,185,360
      Oil and gas production expenses           $1,093,626       $1,334,643
      Barrels produced                              65,533           79,370
      Mcf produced                               1,101,499        1,125,834
      Average price/Bbl                         $    12.81       $    19.20
      Average price/Mcf                         $     1.98       $     2.36

      As shown in the table above, total oil and gas sales decreased $1,159,996 (27.7%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Of this decrease, approximately $266,000 was related to a decrease in volumes of oil sold and approximately $419,000 and $418,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 13,837 barrels and 24,335 Mcf, respectively, for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The decrease in volumes of oil sold resulted primarily from (i) a positive prior period volume adjustment made by the purchaser on one significant well during the nine months ended September 30, 1997,
      (ii) a
      negative prior period volume adjustment made by the purchaser on another well during the nine months ended September 30, 1998, and (iii) normal declines in production due to diminishing reserves on several wells. Average oil and gas prices decreased to $12.81 per barrel and $1.98 per Mcf, respectively, for the nine months ended September 30, 1998 from $19.20 per barrel and $2.36 per Mcf, respectively, for the nine months ended September 30, 1997.

      As discussed in Liquidity and Capital Resources above, the II-A Partnership sold certain oil and gas properties during the nine months ended September 30, 1998 and recognized a $688,344 gain on such sales. Similar sales during the nine months ended September 30, 1997 resulted in the II-A Partnership recognizing similar gains totaling $59,998.

      The II-A Partnership recognized a gas contract settlement in the amount of $1,710,190 during the nine months ended September 30, 1998. This settlement involved claims made for take or pay deficiencies and gas pricing issues arising out of a gas purchase contract. No similar settlements occurred during the nine months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $241,017 (18.1%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from (i) a decrease in production taxes associated with the decrease in oil and gas sales, (ii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, and (iii) workover expenses incurred on two significant wells during the nine months ended September 30, 1997 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 36.1% for the nine months ended September 30, 1998 from 31.9% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $41,319 (7.1%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, this expense increased to 17.8% for the nine months ended September 30, 1998 from 13.8% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

      The II-A Partnership recognized a non-cash charge against earnings of $684,276 during the nine months ended September 30, 1997. Of this amount, $223,943 was related to a decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $460,333 was related to impairment of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the prior several years and provisions in the II-A Partnerships' partnership agreement which limit the level of permissible drilling activity. No similar charges were necessary during the nine months ended September 30, 1998.

      General and administrative expenses decreased $15,682 (3.4%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 14.7% for the nine months ended September 30, 1998 from 11.0% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 1998 totaling $44,406,357 or 91.70% of the Limited Partners' capital contributions.

      II-B PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                  1998              1997
                                                --------          --------
      Oil and gas sales                         $543,938          $785,354
      Oil and gas production expenses           $244,129          $287,494
      Barrels produced                            12,625            16,796
      Mcf produced                               231,444           257,519
      Average price/Bbl                         $  11.88          $  16.08
      Average price/Mcf                         $   1.70          $   2.00

      As shown in the table above, total oil and gas sales decreased $241,416 (30.7%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Of this decrease, approximately $67,000 and $52,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $53,000 and $69,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 4,171 barrels and 26,075 Mcf, respectively, for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

      The decrease in volumes of oil sold resulted primarily from (i) the sale of several wells during 1997 and early 1998, (ii) normal declines in production due to diminishing reserves on several wells, and (iii) a negative prior period volume adjustment made by the purchaser on one significant well during the three months ended September 30, 1998. The decrease in volumes of gas sold resulted primarily from positive prior period volume adjustments made by purchasers on several wells during the three months ended September 30, 1997 and one significant well being shut-in during the three months ended September 30, 1998 in order to conduct a workover in an effort to improve the recovery of reserves. Average oil and gas prices decreased to $11.88 per barrel and $1.70 per Mcf, respectively, for the three months ended September 30, 1998 from $16.08 per barrel and $2.00 per Mcf, respectively, for the three months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $43,365 (15.1%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This decrease resulted primarily from (i) workover expenses incurred on two significant wells during the three months ended September 30, 1997 in order to improve the recovery of reserves and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 44.9% for the three months ended September 30, 1998 from 36.6% for the three months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $33,842 (26.1%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 and (ii) an upward revision in the estimate of remaining gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense increased to 17.6% for the three months ended September 30, 1998 from 16.5% for the three months ended September 30, 1997.

      General and administrative expenses increased $8,218 (8.6%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 19.0% for the three months ended September 30, 1998 from 12.1% for the three months ended September 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                   1998             1997
                                                ----------       ----------
      Oil and gas sales                         $1,973,911       $2,844,739
      Oil and gas production expenses           $  749,978       $  897,065
      Barrels produced                              41,381           51,265
      Mcf produced                                 703,731          774,730
      Average price/Bbl                         $    14.09       $    19.31
      Average price/Mcf                         $     1.98       $     2.39

      As shown in the table above, total oil and gas sales decreased $870,828 (30.6%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Of this decrease, approximately $191,000 and $170,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $216,000 and $294,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 9,884 barrels and 70,999 Mcf, respectively, for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The decrease in volumes of oil sold resulted primarily from (i) normal declines in production due to diminishing reserves on several wells, (ii) the sale of several wells in 1997 and early 1998, and (iii) negative prior period volume adjustments made by the purchasers on two significant wells during the nine months ended September 30, 1998. Average oil and gas prices decreased to $14.09 per barrel and $1.98 per Mcf, respectively, for the nine months ended September 30, 1998 from $19.31 per barrel and $2.39 per Mcf, respectively, for the nine months ended September 30, 1997.

      The II-B Partnership recognized a gas contract settlement in the amount of $2,793,295 during the nine months ended September 30, 1998. This settlement involved claims made for take or pay deficiencies and gas pricing issues arising out of a gas purchase contract. No similar settlements occurred during the nine months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $147,087 (16.4%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 and the decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 38.0% for the nine months ended September 30, 1998 from 31.5% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $94,727 (24.2%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 and (ii) an upward revision in the estimate of remaining gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense increased to 15.0% for the nine months ended September 30, 1998 from 13.8% for the nine months ended September 30, 1997.

      The II-B Partnership recognized a non-cash charge against earnings of $530,988 during the nine months ended September 30, 1997. Of this amount $134,003 was related to a decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $396,985 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the prior several years and provisions in the II-B Partnership's Partnership agreement which limit the level of permissible drilling activity. No similar charges were necessary during the nine months ended September 30, 1998.

      General and administrative expenses decreased $19,414 (5.5%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 16.9% for the nine months ended September 30, 1998 from 12.4% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 1998 totaling $31,212,916 or 86.29% of the Limited Partners' capital contributions.

      II-C PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                     1998             1997
                                                  --------         --------
      Oil and gas sales                           $253,933         $374,214
      Oil and gas production expenses             $ 90,974         $123,903
      Barrels produced                               4,119            5,915
      Mcf produced                                 121,527          134,306
      Average price/Bbl                           $  12.28         $  16.77
      Average price/Mcf                           $   1.67         $   2.05

      As shown in the table above, total oil and gas sales decreased $120,281 (32.1%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Of this decrease, approximately $30,000 and $26,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $18,000 and $46,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 1,796 barrels and 12,779 Mcf, respectively, for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. The decrease in volumes of oil sold resulted primarily from (i) the sale of several wells in 1997 and early 1998 and
      (ii) normal declines in production due to the diminishing reserves on several wells. The decrease in volumes of gas sold resulted primarily from the sale of several wells in 1997 and early 1998. Average oil and gas prices decreased to $12.28 per barrel and $1.67 per Mcf, respectively, for the three months ended September 30, 1998 from $16.77 per barrel and $2.05 per Mcf, respectively, for the three months ended September 30, 1997.

      As discussed in Liquidity and Capital Resources above, the II-C Partnership sold certain oil and gas properties during the three months ended September 30, 1998 and recognized a $7,362 loss on such sales. Similar sales during the three months ended September 30, 1997 resulted in the II-C Partnership recognizing gains totaling $9,147.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $32,929 (26.6%) for the three months ended 30, 1998 as compared to the three months ended September 30, 1997. This decrease resulted primarily from (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997, (ii) a decrease in production taxes associated with the decrease in oil and gas sales, and (iii) workover expenses incurred on three significant wells during the three months ended September 30, 1997 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 35.8% for the three months ended September 30, 1998 from 33.1% for the three months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended September 30, 1998 as compared to September 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties increased $1,503 (3.0%) the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of oil and gas sales, this expense increased to 20.5% for the three months ended September 30, 1998 from 13.5% for the three months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

      General and administrative expenses increased $3,520 (8.7%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 17.4% for the three months ended September 30, 1998 from 10.9% for the three months ended September 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                    1998            1997
                                                  --------       ----------
      Oil and gas sales                           $896,558       $1,316,380
      Oil and gas production expenses             $293,796       $  387,140
      Barrels produced                              12,968           17,247
      Mcf produced                                 375,715          424,733
      Average price/Bbl                           $  14.05       $    19.38
      Average price/Mcf                           $   1.90       $     2.31

      As shown in the table above, total oil and gas sales decreased $419,822 (31.9%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Of this decrease, approximately $83,000 and $113,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $69,000 and $154,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 4,279 barrels and 49,018 Mcf, respectively, for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The decrease in volumes of oil sold resulted primarily from (i) the sale of several wells in 1997 and early 1998 and (ii) normal declines in production due to diminishing reserves on several wells. The decrease in volumes of gas sold resulted primarily from (i) the sale of several wells in 1997 and early 1998 and
      (ii) a negative prior period volume adjustment made by the purchaser on one significant well during the nine months ended September 30, 1998. Average oil and gas prices decreased to $14.05 per barrel and $1.90 per Mcf, respectively, for the nine months ended September 30, 1998 from $19.38 per barrel and $2.31 per Mcf, respectively, for the nine months ended September 30, 1997.

      As discussed in Liquidity and Capital Resources above, the II-C Partnership sold certain oil and gas properties during the nine months ended September 30, 1998 and recognized a $191,496 gain on such sales. Sales during the nine months ended September 30, 1997 resulted in the II-C Partnership recognizing similar gains totaling $99,495.

      The II-C Partnership recognized a gas contract settlement in the amount of $1,197,148 during the nine months ended September 30, 1998. This settlement involved claims made for take or pay deficiencies and gas pricing issues arising out of a gas purchase contract. No similar settlements occurred during the nine months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $93,344 (24.1%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997, (ii) a decrease in production taxes associated with the decrease in oil and gas sales, and (iii) workover expenses incurred on one well during the nine months ended September 30, 1997 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 32.8% for the nine months ended September 30, 1998 from 29.4% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties increased $4,172 (2.6%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, this expense increased to 18.0% for the nine months ended September 30, 1998 from 12.0% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended June 30, 1997.

      The II-C Partnership recognized a non-cash charge against earnings of $66,617 during the nine months ended September 30, 1997. Of this amount, $36,163 was related to a decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $30,454 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the prior several years and provisions in the II-C Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charges were necessary during the nine months ended September 30, 1998.

      General and administrative expenses decreased $8,482 (5.6%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 15.9% for the nine months ended September 30, 1998 from 11.5% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 1998 totaling $14,221,686 or 91.98% of the Limited Partners' capital contributions.

      II-D PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                   1998              1997
                                                 --------          --------
      Oil and gas sales                          $540,255          $865,030
      Oil and gas production expenses            $256,870          $308,799
      Barrels produced                              9,708            13,570
      Mcf produced                                264,360           317,094
      Average price/Bbl                          $  12.71          $  17.24
      Average price/Mcf                          $   1.58          $   1.99

      As shown in the table above, total oil and gas sales decreased $324,775 (37.5%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Of this decrease, approximately $67,000 and $105,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $44,000 and $109,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 3,862 barrels and 52,734 Mcf, respectively, for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. The decrease in volumes of oil sold resulted primarily from (i) the sale of several wells in 1997 and early 1998 and (ii) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended September 30, 1997. The decrease in volumes of gas sold resulted primarily from (i) the sale of several wells in 1997 and early 1998 and (ii) receipt of a reduced percentage of sales on one significant well during the three months ended September 30, 1998 due to the II-D Partnership's overproduced position in that well. Average oil and gas prices decreased to $12.71 per barrel and $1.58 per Mcf, respectively, for the three months ended September 30, 1998 from $17.24 per barrel and $1.99 per Mcf, respectively, for the three months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $51,929 (16.8%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This decrease resulted primarily from a decrease in production taxes associated with the decrease in oil and gas sales and a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, which decreases were partially offset by workover expenses incurred on one significant well during the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses increased to 47.5% for the three months ended September 30, 1998 from 35.7% for the three months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $24,068 (17.9%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This decrease resulted primarily from the decreases in volumes of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30 1997. As a percentage of oil and gas sales, this expense increased to 20.5% for the three months ended September 30, 1998 from 15.6% for the three months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30 1997.

      General and administrative expenses increased $8,615 (10.6%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This increase resulted primarily from an increase in legal expenses associated with the gas contract settlement discussed above for the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses increased to 16.7% for the three months ended September 30, 1998 from 9.4% for the three months ended September 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                   1998             1997
                                                ----------       ----------
      Oil and gas sales                         $1,885,766       $3,144,982
      Oil and gas production expenses           $  845,153       $1,004,330
      Barrels produced                              30,202           39,108
      Mcf produced                                 803,674        1,076,384
      Average price/Bbl                         $    13.30       $    19.20
      Average price/Mcf                         $     1.85       $     2.22

      As shown in the table above, total oil and gas sales decreased $1,259,216 (40.0%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Of this decrease, approximately $171,000 and $607,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $178,000 and $303,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 8,906 barrels and 272,710 Mcf, respectively, for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The decrease in volumes of oil sold resulted primarily from (i) the sale of several wells in 1997 and early 1998 and (ii) normal declines in production due to diminishing reserves on several wells. The decrease in volumes of gas sold resulted primarily from (i) the sale of a several wells in 1997 and early 1998,
      (ii) positive prior period volume adjustments made by the purchasers on two significant wells during the nine months ended September 30, 1997, and
      (iii) normal declines in production due to diminishing reserves on several wells. Average oil and gas prices decreased to $13.30 per barrel and $1.85 per Mcf, respectively, for the nine months ended September 30, 1998 from $19.20 per barrel and $2.22 per Mcf, respectively, for the nine months ended September 30, 1997.

      As discussed in Liquidity and Capital Resources above, the II-D Partnership sold certain oil and gas properties during the nine months ended September 30, 1998 and recognized a $518,545 gain on such sales. Sales during the nine months ended September 30, 1997 resulted in the II-D Partnership recognizing similar gains totaling $97,096.

      The II-D Partnership recognized a gas contact settlement in the amount of $3,033,646 during the nine months ended September 30, 1998. This settlement involved claims made for take or pay deficiencies and gas pricing issues arising out of a gas purchase contract. No similar settlements occurred during the nine months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $159,177 (15.8%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from a decrease in production taxes associated with the decrease in oil and gas sales and a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, which decreases were partially offset by workover expenses incurred on several wells during the nine months ended September 30, 1998 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 44.8% for the nine months ended September 30, 1998 from 31.9% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $105,420 (23.8%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from the decreases in volumes of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30 1997. As a percentage of oil and gas sales, this expense increased to 17.9% for the nine months ended September 30, 1998 from 14.1% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

      The II-D Partnership recognized a non-cash charge against earnings of $143,957 during the nine months ended September 30, 1997. This impairment provision was necessary due to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997. No similar charge was necessary during the nine months ended September 30, 1998.

      General and administrative expenses decreased $21,120 (6.8%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 15.4% for the nine months ended September 30, 1998 from 9.9% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 1998 totaling $28,075,903 or 89.16% of Limited Partners' capital contributions.

      II-E PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $366,664         $591,192
      Oil and gas production expenses             $147,182         $161,447
      Barrels produced                              10,767           10,638
      Mcf produced                                 142,090          197,851
      Average price/Bbl                           $  13.05         $  17.96
      Average price/Mcf                           $   1.59         $   2.02

      As shown in the table above, total oil and gas sales decreased $224,528 (38.0%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Of this decrease, approximately $53,000 and $61,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $113,000 was related to a decrease in the volumes of gas sold. Volumes of oil sold increased 129 barrels, while volumes of gas sold decreased 55,761 Mcf for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. The decrease in volumes of gas sold resulted primarily from (i) the receipt of a reduced percentage of sales on one significant well during the three months ended September 30, 1998 due to the II-E Partnership's overproduced position in that well, (ii) normal declines in production on several wells due to diminishing reserves, and (iii) the sale of several wells during 1997 and early 1998. Average oil and gas prices decreased to $13.05 per barrel and $1.59 per Mcf, respectively, for the three months ended September 30, 1998 from $17.96 per barrel and $2.02 per Mcf, respectively, for the three months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $14,265 (8.8%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This decrease resulted primarily from a decrease in production taxes associated with the decrease in oil and gas sales and a decrease in lease operating expenses related to the decrease in volumes of gas sold, which decrease was partially offset by workover expenses incurred on one significant well during the three months ended September 30, 1998 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 40.1% for the three months ended September 30, 1998 from 27.3% for the three months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 and the workover expenses incurred during the three months ended September 30, 1998.

      Depreciation, depletion, and amortization of oil and gas properties decreased $30,723 (19.9%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This decrease resulted primarily from the decrease in volumes of gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of oil and gas sales, this expense increased to 33.7% for the three months ended September 30, 1998 from 26.1% for the three months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

      General and administrative expenses increased $15,483 (31.0%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This increase resulted primarily from an increase in legal expenses associated with the gas contract settlement discussed above during the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses increased to 17.9% for the three months ended September 30, 1998 from 8.5% for the three months ended September 30, 1997. This percentage increase was primarily due to the dollar increase in general and administrative expenses and decreases in the average prices of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

      NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                    1998            1997
                                                 ----------      ----------
      Oil and gas sales                          $1,257,494      $1,971,161
      Oil and gas production expenses            $  454,429      $  670,416
      Barrels produced                               29,489          33,798
      Mcf produced                                  462,132         594,549
      Average price/Bbl                          $    13.79      $    19.41
      Average price/Mcf                          $     1.84      $     2.21

      As shown in the table above, total oil and gas sales decreased $713,667 (36.2%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Of this decrease, approximately $84,000 and $293,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $166,000 and $171,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 4,309 barrels and 132,417 Mcf, respectively, for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The decreases in volumes of oil and gas sold resulted primarily from normal declines in production due to diminishing reserves on several wells and the sale of several wells during 1997 and early 1998. Average oil and gas prices decreased to $13.79 per barrel and $1.84 per Mcf, respectively, for the nine months ended September 30, 1998 from $19.41 per barrel and $2.21 per Mcf, respectively, for the nine months ended September 30, 1997.

      As discussed in Liquidity and Capital Resources above, the II-E Partnership sold certain oil and gas properties during the nine months ended September 30, 1998 and recognized a $326,675 gain on such sales. Sales during the nine months ended September 30, 1997 resulted in the II-E Partnership recognizing similar gains totaling $52,735.

      The II-E Partnership recognized a gas contract settlement in the amount of $6,159,355 during the nine months ended September 30, 1998. This settlement involved claims made for take or pay deficiencies and gas pricing issues arising out of a gas purchase contract. No similar settlements occurred during the nine months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $215,987 (32.2%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from (i) a decrease in production taxes associated with the decrease in oil and gas sales, (ii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, and (iii) workover expenses incurred on one significant well during the nine months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 36.1% for the nine months ended September 30, 1998 from 34.0% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $88,057 (18.7%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from the decreases in volumes of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, this expense increased to 30.4% for the nine months ended September 30, 1998 from 23.9% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

      The II-E Partnership recognized a non-cash charge against earnings of $992,851 during the nine months ended September 30, 1997. Of this amount, $317,979 was related to a decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $674,872 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the prior several years and provisions in the II-E Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charges were necessary during the nine months ended September 30, 1998.

      General and administrative expenses decreased $36,323 (14.5%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from a decrease in legal expenses associated with the gas contract settlement discussed above during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 17.1% for the nine months ended September 30, 1998 from 12.7% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 1998 totaling $16,324,574 or 71.34% of Limited Partners' capital contributions.

      II-F PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $266,881         $498,151
      Oil and gas production expenses             $ 89,460         $ 94,319
      Barrels produced                               7,692           11,202
      Mcf produced                                 120,405          149,512
      Average price/Bbl                           $  11.07         $  17.66
      Average price/Mcf                           $   1.51         $   2.01

      As shown in the table above, total oil and gas sales decreased $231,270 (46.4%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Of this decrease, approximately $62,000 and $58,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $51,000 and $60,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 3,510 barrels and 29,107 Mcf, respectively, for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. The decreases in volumes of oil and gas sold resulted primarily from the sale of several wells during 1997 and early 1998. Average oil and gas prices decreased to $11.07 per barrel and $1.51 per Mcf, respectively, for the three months ended September 30, 1998 from $17.66 per barrel and $2.01 per Mcf, respectively, for the three months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $4,859 (5.2%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 33.5% for the three months ended September 30, 1998 from 18.9% for the three months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $25,414 (24.8%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This decrease resulted primarily from the decreases in volumes of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of oil and gas sales, this expense increased to 28.9% for the three months ended September 30, 1998 from 20.6% for the three months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

      General and administrative expenses increased $914 (1.9%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 18.4% for the three months ended September 30, 1998 from 9.7% for the three months ended September 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

                                              Nine Months Ended September 30,
                                               -------------------------------
                                                   1998             1997
                                                ----------       ----------
      Oil and gas sales                         $1,087,834       $1,674,566
      Oil and gas production expenses           $  292,323       $  356,815
      Barrels produced                              28,477           35,072
      Mcf produced                                 378,224          440,529
      Average price/Bbl                         $    13.93       $    18.92
      Average price/Mcf                         $     1.83       $     2.30

      As shown in the table above, total oil and gas sales decreased $586,732 (35.0%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Of this decrease, approximately $125,000 and $143,000 respectively, were related to decreases in volumes of oil and gas sold and approximately $142,000 and $177,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 6,595 barrels and 62,305 Mcf, respectively, for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The decrease in volumes of oil and gas sold resulted primarily from the sale of several wells during 1997 and early 1998. Average oil and gas prices decreased to $13.93 per barrel and $1.83 per Mcf, respectively, for the nine months ended September 30, 1998 from $18.92 per barrel and $2.30 per Mcf, respectively, for the nine months ended September 30, 1997.

      As discussed in Liquidity and Capital Resources above, the II-F Partnership sold certain oil and gas properties during the nine months ended September 30, 1998 and recognized a $654,302 gain on such sales. Sales during the nine months ended September 30, 1997 resulted in the II-F Partnership recognizing similar gains totaling $170,970.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $64,492 (18.1%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from a decrease in production taxes associated with the decrease in oil and gas sales and a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 26.9% for the nine months ended September 30, 1998 from 21.3% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $53,714 (17.4%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from the decreases in volumes of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, this expense increased to 23.4% for the nine months ended September 30, 1998 from 18.4% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

      The II-F Partnership recognized a non-cash charge against earnings of $1,377,160 during the nine months ended September 30, 1997. Of this amount, $208,255 was related to a decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $1,168,905 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the prior several years and provisions in the II-E Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charges were necessary during the nine months ended September 30, 1998.

      General and administrative expenses decreased $2,056 (1.3%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 14.3% for the nine months ended September 30, 1998 from 9.4% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 1998 totaling $16,847,051 or 98.29% of Limited Partners' capital contributions.

      II-G PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                    1998            1997
                                                  --------       ----------
      Oil and gas sales                           $561,811       $1,057,832
      Oil and gas production expenses             $191,369       $  201,928
      Barrels produced                              16,107           23,506
      Mcf produced                                 253,227          318,866
      Average price/Bbl                           $  11.03       $    17.66
      Average price/Mcf                           $   1.52       $     2.02

      As shown in the table above, total oil and gas sales decreased $496,021 (46.9%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Of this decrease, approximately $131,000 and $132,000, respectively, were related to decreases in volumes oil and gas sold and approximately $107,000 and $126,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 7,399 barrels and 65,639 Mcf, respectively, for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. The decrease in volumes of oil sold resulted primarily from the sale of several wells during 1997 and early 1998. The decrease in volumes of gas sold resulted primarily from
      (i) the sale of several wells in 1997 and early 1998 and (ii) negative prior period volume adjustments made by the purchaser on two significant wells during the three months ended September 30, 1998. Average oil and gas prices decreased to $11.03 per barrel and $1.52 per Mcf, respectively, for the three months ended September 30, 1998 from $17.66 per barrel and $2.02 per Mcf, respectively, for the three months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $10,559 (5.2%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This decrease resulted primarily from a decrease in production taxes associated with the decrease in oil and gas sales, which decrease was partially offset by workover expenses incurred on two significant wells during the three months ended September 30, 1998 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 34.1% for the three months ended September 30, 1998 from 19.1% for the three months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $59,778 (26.8%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This decrease resulted primarily from the decreases in volumes of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 29.1% for the three months ended September 30, 1998 from 21.1% for the three months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

      General and administrative expenses increased $1,974 (1.9%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 19.0% for the three months ended September 30, 1998 from 9.9% for the three months ended September 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                   1998             1997
                                                ----------       ----------
      Oil and gas sales                         $2,310,367       $3,575,321
      Oil and gas production expenses           $  625,597       $  775,531
      Barrels produced                              59,757           73,655
      Mcf produced                                 806,717          945,548
      Average price/Bbl                         $    13.92       $    18.92
      Average price/Mcf                         $     1.83       $     2.31

      As shown in the table above, total oil and gas sales decreased $1,264,954 (35.4%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Of this decrease, approximately $263,000 and $320,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $299,000 and $383,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 13,898 barrels and 138,831 Mcf, respectively, for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The decreases in volumes of oil and gas sold resulted primarily from the sale of several wells during 1997 and early 1998. Average oil and gas prices decreased to $13.92 per barrel and $1.83 per Mcf, respectively, for the nine months ended September 30, 1998 from $18.92 per barrel and $2.31 per Mcf, respectively, for the nine months ended September 30, 1997.

      As discussed in Liquidity and Capital Resources above, the II-G Partnership sold certain oil and gas properties during the nine months ended September 30, 1998 and recognized a $1,368,785 gain on such sales. Sales during the nine months ended September 30, 1997 resulted in the II-G Partnership recognizing similar gains totaling $338,421.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $149,934 (19.3%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from a decrease in production taxes associated with the decrease in oil and gas sales and a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 27.1% for the nine months ended September 30, 1998 from 21.7% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $129,138 (19.2%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from the decreases in volumes of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, this expense increased to 23.5% for the nine months ended September 30, 1998 from 18.8% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

      The II-G Partnership recognized a non-cash charge against earnings of $3,101,656 during the nine months ended September 30, 1997. Of this amount, $489,672 was related to a decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $2,611,984 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the prior several years and provisions in the II-G Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charges were necessary during the nine months ended September 30, 1998.

      General and administrative expenses decreased $4,388 (1.3%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 14.6% for the nine months ended September 30, 1998 from 9.6% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 1998 totaling $34,721,371 or 93.29% of Limited Partners' capital contributions.

      II-H PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $136,780         $251,228
      Oil and gas production expenses             $ 46,496         $ 48,760
      Barrels produced                               3,736            5,463
      Mcf produced                                  61,996           76,662
      Average price/Bbl                           $  10.95         $  17.66
      Average price/Mcf                           $   1.55         $   2.02

      As shown in the table above, total oil and gas sales decreased $114,448 (45.6%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Of this decrease, approximately $30,000 and $30,000, respectively, were related to decreases in the volumes of oil and gas sold and approximately $25,000 and $29,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 1,727 barrels and 14,666 Mcf, respectively, for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. The decrease in volumes of oil sold resulted primarily from the sale of several wells during 1997 and early 1998. The decrease in volumes of gas sold resulted primarily from (i) the sale of several wells during 1997 and early 1998 and (ii) negative prior period volume adjustments made by purchasers on two significant wells during the three months ended September 30, 1998. Average oil and gas prices decreased to $10.95 per barrel and $1.55 per Mcf, respectively, for the three months ended September 30, 1998 from $17.66 per barrel and $2.02 per Mcf, respectively, for the three months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $2,264 (4.6%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This decrease resulted primarily from a decrease in production taxes associated with the decrease in oil and gas sales, which decrease was partially offset by workover expenses on two significant wells during the three months ended September 30, 1998 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 34.0% for the three months ended September 30, 1998 from 19.4% for the three months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $14,206 (26.9%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This decrease resulted primarily from the decreases in volumes of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 28.3% for the three months ended September 30, 1998 from 21.1% for the three months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

      General and administrative expenses increased $485 (1.9%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 19.2% for the three months ended September 30, 1998 from 10.3% for the three months ended September 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $549,753         $861,261
      Oil and gas production expenses             $151,009         $192,891
      Barrels produced                              13,887           17,129
      Mcf produced                                 193,275          230,796
      Average price/Bbl                           $  13.90         $  18.92
      Average price/Mcf                           $   1.85         $   2.33

      As shown in the table above, total oil and gas sales decreased $311,508 (36.2%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Of this decrease, approximately $61,000 and $87,000, respectively, were related to decreases in the volumes of oil and gas sold and approximately $70,000 and $93,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 3,242 barrels and 37,521 Mcf, respectively, for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The decreases in volumes of oil and gas sold resulted primarily from the sale of several wells during 1997 and early 1998. Average oil and gas prices decreased to $13.90 per barrel and $1.85 per Mcf, respectively, for the nine months ended September 30, 1998 from $18.92 per barrel and $2.33 per Mcf, respectively, for the nine months ended September 30, 1997.

      As discussed in Liquidity and Capital Resources above, the II-H Partnership sold certain oil and gas properties during the nine months ended September 30, 1998 and recognized a $314,187 gain on such sales. Sales during the nine months ended September 30, 1997 resulted in the II-H Partnership recognizing similar gains totaling $77,387.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $41,882 (21.7%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from a decrease in production taxes associated with the decrease in oil and gas sales and a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 27.5% for the nine months ended September 30, 1998 from 22.4% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $34,451 (21.4%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from the decreases in volumes of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, this expense increased to 23.1% for the nine months ended September 30, 1998 from 18.7% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

      The II-H Partnership recognized a non-cash charge against earnings of $785,220 during the nine months ended September 30, 1997. Of this amount, $125,223 was related to a decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $659,997 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the prior several years and provisions in the II-H Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charges were necessary during the nine months ended September 30, 1998.

      General and administrative expenses decreased $1,046 (1.2%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 15.2% for the nine months ended September 30, 1998 from 9.8% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 1998 totaling $8,082,364 or 88.13% of Limited Partners' capital contributions.

                          PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

             27.1 Financial Data Schedule containing summary financial information extracted from the II-A Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

             27.2 Financial Data Schedule containing summary financial information extracted from the II-B Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

             27.3 Financial Data Schedule containing summary financial information extracted from the II-C Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

             27.4 Financial Data Schedule containing summary financial information extracted from the II-D Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

             27.5 Financial Data Schedule containing summary financial information extracted from the II-E Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

             27.6 Financial Data Schedule containing summary financial information extracted from the II-F Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

             27.7 Financial Data Schedule containing summary financial information extracted from the II-G Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

             27.8 Financial Data Schedule containing summary financial information extracted from the II-H Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

                        All other exhibits are omitted as inapplicable.

      (b) Reports on Form 8-K.

            1. Current Report on Form 8-K filed during the third quarter of 1998:

                        Date of Event:            June 24, 1998
                        Date filed with SEC:      July 1, 1998
                        Items Included:           Item 5 - Other Events


            2. Current Report on Form 8-K filed during the third quarter of 1998:

                        Date of Event:            July 30, 1998
                        Date filed with SEC:      August 5, 1998
                        Items Included:           Item 5 - Other Events

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


                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  November 13, 1998            By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  November 13, 1998            By:      /s/Patrick M. Hall
                                       --------------------------------
                                            (Signature)
                                            Patrick M. Hall
                                            Principal Accounting Officer

INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-A's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-B's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-C's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-D's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-E's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-F's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

27.7 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-G's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

27.8 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-H's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

            All other exhibits are omitted as inapplicable.