Form 10-K405
period 1998-12-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP II A; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-E; GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-G; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-H
filed 1999-02-23
CIK 824894, 826345, 833054, 833526, 842881, 850506, 851724, 854062

FORM 10-K405
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

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

                  DOCUMENTS INCORPORATED BY REFERENCE:  None

                                 FORM 10-K405
                               TABLE OF CONTENTS



PART I.......................................................................4
      ITEM 1.     BUSINESS...................................................4
      ITEM 2.     PROPERTIES................................................10
      ITEM 3.     LEGAL PROCEEDINGS.........................................26
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS.......26

PART II.....................................................................26
      ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS......26
      ITEM 6.     SELECTED FINANCIAL DATA...................................30
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................39
      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK........................................ 71
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............71
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................71

PART III....................................................................71
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL
                  PARTNER...................................................71
      ITEM 11.    EXECUTIVE COMPENSATION....................................73
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT................................................82
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............83

PART IV.....................................................................84
      ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K...............................................84
      SIGNATURES............................................................90

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

      The General Partner currently serves as general partner of 29 limited partnerships including the Partnerships. The General Partner is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including the General Partner (collectively "Samson"), are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At January 31, 1999, Samson owned interests in approximately 10,500 oil and gas wells located in 19 states of the United States and the countries of Canada, Venezuela, and Russia. At January 31, 1999, Samson operated approximately 2,900 oil and gas wells located in 15 states of the United States, as well as Canada, Venezuela, and Russia.

      The Partnerships are currently engaged in the business of owning interests in producing oil and gas properties located in the continental United States. The Partnerships may also engage to a limited extent in development drilling on producing oil and gas properties as required for the prudent management of the Partnerships.

      As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and Samson. As of February 15, 1999, Samson employed approximately 850 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item 10. Directors and Executive Officers of the General Partner."

      The General Partner's and the Partnerships' principal place of business is located at Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103, and their telephone number is (918) 583-1791, or (888) 436-3963.

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

      The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Predicting future prices is not possible. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for a number of years. For the past ten years, such average prices have generally been in the $1.40 to $2.40 per Mcf range. Gas prices are currently in the lower half of the 10-year average range described above.

      Substantially all of the Partnerships' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas decreased from approximately $2.32 per Mcf at December 31, 1997 to approximately $1.93 per Mcf at December 31, 1998. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences. Continued very low oil prices as discussed below may cause downward pressure on gas prices due to some users of gas converting to oil as a cheaper fuel alternative.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range. Due to global consumption and supply trends over the last year as well as at least a short-term slowdown in Asian energy demand, oil prices over the past year have reached historically low levels, dropping to as low as approximately $9.25 per barrel. It is not known whether this trend will continue. Prices for the Partnerships' oil decreased from approximately $16.25 per barrel at December 31, 1997 to approximately $9.50 per barrel at December 31, 1998.

      Future prices for both oil and gas will likely be different from (and may be lower than) the prices in effect on December 31, 1998. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.


      Significant Customers

      The following customers accounted for ten percent or more of the Partnerships' oil and gas sales during the year ended December 31, 1998:

Partnership              Purchaser                              Percentage
-----------      ----------------------------------             ----------

   II-A          El Paso Energy Marketing Company
                   ("El Paso")                                      32.8%
                 Amoco Production Company ("Amoco")                 13.0%
                 Hallwood Petroleum, Inc. ("Hallwood")              10.1%

   II-B          El Paso                                            37.6%
                 Hallwood                                           15.6%

   II-C          El Paso                                            36.2%

   II-D          El Paso                                            28.4%
                 Vintage Petroleum Inc.                             10.9%

   II-E          El Paso                                            47.8%

   II-F          El Paso                                            30.8%
                 Chevron U.S.A. Inc. ("Chevron")                    13.2%
                 Texaco Exploration and Production,
                   Inc. ("Texaco")                                  12.7%

   II-G          El Paso                                            30.6%
                 Chevron                                            13.0%
                 Texaco                                             12.8%

   II-H          El Paso                                            30.2%
                 Texaco                                             12.8%
                 Chevron                                            12.6%


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

      Insurance Coverage

      The Partnerships are subject to all of the risks inherent in the exploration for and production of oil and gas including blowouts, pollution, fires, and other casualties. The Partnerships maintain insurance coverage as is customary for entities of a similar size engaged in operations similar to that of the Partnerships, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. The occurrence of an event which is not fully covered by insurance could have a material adverse effect on the Partnerships' financial condition and results of operations.


ITEM 2.  PROPERTIES

            Well Statistics

      The following table sets forth the number of productive wells of the Partnerships as of December 31, 1998.

                              Well Statistics(1)
                            As of December 31, 1998

            Number of Gross Wells(2)           Number of Net Wells(3)
         ----------------------------     ---------------------------------
P/ship   Total    Oil   Gas   N/A(4)      Total     Oil      Gas     N/A(4)
------   -----    ---   ---   -------     -----    -----    -----    ------
II-A     1,038    751   283      4        44.31    29.50    14.68      .13
II-B       197    113    83      1        24.15    15.24     8.90      .01
II-C       268    103   162      3         8.38     2.61     5.71      .06
II-D       204     79   122      3        23.76     4.41    18.66      .69
II-E       978    721   227     30        12.06     4.92     7.12      .02
II-F       998    754   214     30        12.33     6.64     5.63      .06
II-G       998    754   214     30        26.60    14.26    12.20      .14
II-H       998    754   214     30         6.48     3.44     3.00      .04

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

      Drilling Activities

      During the year ended December 31, 1998, the Partnerships indirectly participated in the drilling activities described below. The Partnerships do not own working interests in any of these wells; therefore, they did not incur any costs associated with the drilling activity.
                                                   Revenue
P/ship     Well Name             County      St.   Interest   Type  Status
------     ---------             ------      ----  -------- ----    ------

 II-A      Graham F No. 3-30     Custer      OK    .0039      Gas   Prod.
           Eyster No. 1-20       Custer      OK    .0231      Gas   Prod.
           Beulah Switzer
             No. 4-18            Blaine      OK    .0025      Gas   Prod.
           Melford No. 1-7       Grady       OK    .0011      Gas   Unknown
           Hunt 36 No. 6         Sutton      TX    .0014      Gas   Prod.
           Paul A. No. 2-34      Garvin      OK    .0109      Oil   Unknown

 II-B      None

 II-C      Laird B-9             Rusk        TX    .0023      Gas   Prod.
           Laird C No. 8         Rusk        TX    .0002      Gas   Prod.

 II-D      Laird B-9             Rusk        TX    .0246      Gas   Prod.
           Laird C No. 8         Rusk        TX    .0023      Gas   Prod.

 II-E      Frances No. 1         Wheeler     TX    .0009      Gas   Prod.
           Bryant No. 2-44       Wheeler     TX    .0013      Gas   Prod.
           Coltharp No. 2-51     Wheeler     TX    .0003      Gas   Prod.
           McQuiddy No. 2-4      Hemphill    TX    .0197      Gas   Prod.
           Schoolfield No. 1     Duval       TX    .0010      Gas   Unknown
           Henshaw Deep
             Unit No. 9          Eddy        TX    .0002      Gas   Prod.
           Hunt 36 No. 6         Sutton      TX    .0002      Gas   Prod.
           Red Draw No. 5        Howard      TX    .0017      Oil   Prod.

II-F       Frances No. 1         Wheeler     TX    .0023      Gas   Prod.
           Bryant No. 2-44       Wheeler     TX    .0030      Gas   Prod.
           Coltharp No. 2-51     Wheeler     TX    .0006      Gas   Prod.
           Schoolfield No. 1     Duval       TX    .0025      Gas   Unknown
           Henshaw Deep
             Unit No. 9          Eddy        TX    .0005      Gas   Prod.
           Hunt 36 No. 6         Sutton      TX    .0004      Gas   Prod.
           Red Draw No. 5        Howard      TX    .0041      Oil   Prod.

II-G       Frances No. 1         Wheeler     TX    .0048      Gas   Prod.
           Bryant No. 2-44       Wheeler     TX    .0064      Gas   Prod.
           Coltharp No. 2-51     Wheeler     TX    .0014      Gas   Prod.
           Schoolfield No. 1     Duval       TX    .0053      Gas   Unknown
           Henshaw Deep
             Unit No. 9          Eddy        TX    .0010      Gas   Prod.
           Hunt 36 No. 6         Sutton      TX    .0009      Gas   Prod.
           Red Draw No. 5        Howard      TX    .0085      Oil   Prod.

II-H       Frances No. 1         Wheeler     TX    .0011      Gas   Prod.
           Bryant No. 2-44       Wheeler     TX    .0015      Gas   Prod.
           Coltharp No. 2-51     Wheeler     TX    .0003      Gas   Prod.
           Schoolfield No. 1     Duval       TX    .0012      Gas  Unknown
           Henshaw Deep
             Unit No. 9          Eddy        TX    .0002      Gas   Prod.
           Hunt 36 No. 6         Sutton      TX    .0002      Gas   Prod.
           Red Draw No. 5        Howard      TX    .0020      Oil   Prod.


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

                              Net Production Data

                               II-A Partnership
                               ----------------

                                              Year Ended December 31,
                                    ----------------------------------------
                                       1998           1997           1996
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           86,428        105,866        103,230
   Gas (Mcf)                         1,433,552      1,505,818      1,737,090

Oil and gas sales:
   Oil                              $1,070,099     $1,995,185     $2,105,377
   Gas                               2,841,724      3,436,560      3,727,497
                                     ---------      ---------      ---------
     Total                          $3,911,823     $5,431,745     $5,832,874
                                     =========      =========      =========
Total direct operating
   expenses                         $1,772,997     $1,888,421     $1,941,040
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         45.3%          34.8%          33.3%

Average sales price:
   Per barrel of oil                    $12.38         $18.85         $20.40
   Per Mcf of gas                         1.98           2.28           2.15

Direct operating expenses per
   equivalent Bbl of oil                $ 5.45         $ 5.29         $ 4.94

                              Net Production Data

                               II-B Partnership
                               ----------------

                                              Year Ended December 31,
                                    ----------------------------------------
                                       1998           1997           1996
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           53,095         67,591         74,434
   Gas (Mcf)                           904,066      1,047,458      1,219,775

Oil and gas sales:
   Oil                              $  713,020     $1,292,911     $1,557,104
   Gas                               1,779,023      2,523,358      2,622,423
                                     ---------      ---------      ---------
     Total                          $2,492,043     $3,816,269     $4,179,527
                                     =========      =========      =========
Total direct operating
   expenses                         $1,092,499     $1,314,450     $1,164,713
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         43.8%          34.4%          27.9%

Average sales price:
   Per barrel of oil                    $13.43         $19.13         $20.92
   Per Mcf of gas                         1.97           2.41           2.15

Direct operating expenses per
   equivalent Bbl of oil                $ 5.36         $ 5.43         $ 4.19

                              Net Production Data

                               II-C Partnership
                               ----------------

                                              Year Ended December 31,
                                    ----------------------------------------
                                       1998           1997           1996
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           16,806         22,753         25,093
   Gas (Mcf)                           478,643        582,748        685,344

Oil and gas sales:
   Oil                              $  224,072     $  433,286     $  530,533
   Gas                                 912,402      1,363,371      1,395,407
                                     ---------      ---------      ---------
     Total                          $1,136,474     $1,796,657     $1,925,940
                                     =========      =========      =========
Total direct operating
   expenses                         $  427,109     $  527,821     $  602,924
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         37.6%          29.4%          31.3%

Average sales price:
   Per barrel of oil                    $13.33         $19.04         $21.14
   Per Mcf of gas                         1.91           2.34           2.04

Direct operating expenses per
   equivalent Bbl of oil                $ 4.42         $ 4.40         $ 4.33

                              Net Production Data

                               II-D Partnership
                               ----------------

                                              Year Ended December 31,
                                    ----------------------------------------
                                       1998           1997           1996
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           37,733         50,413         66,517
   Gas (Mcf)                         1,034,372      1,501,911      1,637,645

Oil and gas sales:
   Oil                              $  477,184     $  941,767     $1,332,558
   Gas                               1,933,867      3,372,387      2,996,544
                                     ---------      ---------      ---------
     Total                          $2,411,051     $4,314,154     $4,329,102
                                     =========      =========      =========
Total direct operating
   expenses                         $  945,971     $1,657,087     $1,800,899
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         39.2%          38.4%          41.6%

Average sales price:
   Per barrel of oil                    $12.65         $18.68         $20.03
   Per Mcf of gas                         1.87           2.25           1.83

Direct operating expenses per
   equivalent Bbl of oil                $ 4.50         $ 5.51         $ 5.31

                              Net Production Data

                               II-E Partnership
                               ----------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       1998           1997           1996
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           37,508         42,668         53,804
   Gas (Mcf)                           647,841        783,379        861,464

Oil and gas sales:
   Oil                              $  499,076     $  814,761     $1,096,064
   Gas                               1,205,387      1,801,242      1,597,253
                                     ---------      ---------      ---------
     Total                          $1,704,463     $2,616,003     $2,693,317
                                     =========      =========      =========
Total direct operating
   expenses                         $  672,490     $  909,321     $  913,077
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         39.5%          34.8%          33.9%

Average sales price:
   Per barrel of oil                    $13.31         $19.10         $20.37
   Per Mcf of gas                         1.86           2.30           1.85

Direct operating expenses per
   equivalent Bbl of oil                $ 4.62         $ 5.25         $ 4.63

                              Net Production Data

                               II-F Partnership
                               ----------------

                                              Year Ended December 31,
                                    ----------------------------------------
                                       1998           1997           1996
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           36,915         45,014         47,395
   Gas (Mcf)                           516,917        586,444        761,702

Oil and gas sales:
   Oil                              $  491,647     $  839,925     $  939,731
   Gas                                 953,155      1,351,464      1,493,582
                                     ---------      ---------      ---------
     Total                          $1,444,802     $2,191,389     $2,433,313
                                     =========      =========      =========
Total direct operating
   expenses                         $  398,414     $  546,465     $  643,984
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         27.6%          24.9%          26.5%

Average sales price:
   Per barrel of oil                    $13.32         $18.66         $19.83
   Per Mcf of gas                         1.84           2.30           1.96

Direct operating expenses per
   equivalent Bbl of oil                $ 3.24         $ 3.83         $ 3.69

                              Net Production Data

                               II-G Partnership
                               ----------------

                                              Year Ended December 31,
                                    ----------------------------------------
                                       1998           1997           1996
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           77,421         94,553         99,593
   Gas (Mcf)                         1,105,661      1,256,464      1,626,530

Oil and gas sales:
   Oil                              $1,030,974     $1,764,599     $1,975,112
   Gas                               2,041,481      2,905,646      3,183,687
                                     ---------      ---------      ---------
     Total                          $3,072,455     $4,670,245     $5,158,799
                                     =========      =========      =========
Total direct operating
   expenses                         $  852,699     $1,185,722     $1,386,254
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         27.8%          25.4%          26.9%

Average sales price:
   Per barrel of oil                    $13.32         $18.66         $19.83
   Per Mcf of gas                         1.85           2.31           1.96

Direct operating expenses per
   equivalent Bbl of oil                $ 3.26         $ 3.90         $ 3.74

                             Net Production Data

                               II-H Partnership
                               ----------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       1998           1997           1996
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           17,978         21,998         23,172
   Gas (Mcf)                           266,337        304,593        397,146

Oil and gas sales:
   Oil                              $  239,450     $  410,718     $  459,899
   Gas                                 494,163        709,016        770,323
                                     ---------      ---------      ---------
     Total                          $  733,613     $1,119,734     $1,230,222
                                     =========      =========      =========
Total direct operating
   expenses                         $  205,463     $  290,042     $  339,390
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         28.0%          25.9%          27.6%

Average sales price:
   Per barrel of oil                    $13.32         $18.67         $19.85
   Per Mcf of gas                         1.86           2.33           1.94

Direct operating expenses per
   equivalent Bbl of oil                $ 3.29         $ 3.99         $ 3.80


      Proved Reserves and Net Present Value

      The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 1998. The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company Petroleum Engineers ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices at December 31, 1998. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 1998. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at December 31, 1998 will actually be realized for such production.

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


                              Proved Reserves and
                               Net Present Values
                             From Proved Reserves
                          As of December 31, 1998(1)

II-A Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                 7,732,781
      Oil and liquids (Bbls)                                      360,463

   Net present value (discounted at 10% per annum)             $8,516,737

II-B Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                 5,310,753
      Oil and liquids (Bbls)                                      239,827

   Net present value (discounted at 10% per annum)             $5,733,551

II-C Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                 3,603,745
      Oil and liquids (Bbls)                                      118,667

   Net present value (discounted at 10% per annum)             $3,431,372

II-D Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                 8,224,693
      Oil and liquids (Bbls)                                      256,982

   Net present value (discounted at 10% per annum)             $7,488,437

II-E Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                 4,459,632
      Oil and liquids (Bbls)                                      163,199

   Net present value (discounted at 10% per annum)             $4,574,486

II-F Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                 3,625,312
      Oil and liquids (Bbls)                                      240,941

   Net present value (discounted at 10% per annum)             $4,442,717

II-G Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                 7,768,284
      Oil and liquids (Bbls)                                      507,493

   Net present value (discounted at 10% per annum)             $9,444,366

II-H Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                 1,882,355
      Oil and liquids (Bbls)                                      119,166

   Net present value (discounted at 10% per annum)             $2,257,259

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


      Significant Properties

      The following tables set forth certain well and reserve information as of December 31, 1998 for the basins in which the Partnerships own a significant amount of properties. The tables contain the following information for each significant basin: (i) the number of gross wells and net wells, (ii) the number of wells in which only a non-working interest is owned, (iii) the Partnership's total number of wells, (iv) the number and percentage of wells operated by the Partnership's affiliates, (v) estimated proved oil reserves, (vi) estimated proved gas reserves, and (vii) the present value (discounted at 10% per annum) of estimated future net cash flow.

      The Anadarko Basin is located in western Oklahoma and the Texas panhandle, while the Southern Oklahoma Folded Belt Basin is located in southern Oklahoma. The Gulf Coast Basin is located in southern Louisiana and southeast Texas, while the Permian Basin straddles west Texas and southeast New Mexico. The Sacramento Basin is located in central California.



                                     Significant Properties as of December 31, 1998
                                     ----------------------------------------------

                                                                   Wells
                                                                 Operated by
                                                                 Affiliates        Oil          Gas
                        Gross     Net        Other      Total    ------------    Reserves     Reserves      Present
     Basin              Wells     Wells    Wells (1)    Wells    Number    %      (Bbl)        (Mcf)         Value
------------------      ------   -------   ---------    ------   ------   ----   --------    ----------    ----------
II-A Partnership:
      Anadarko            119      8.20        36         155      35      23%     44,942     4,067,358     $3,974,761
      Gulf Coast          259     11.73         -         259       -       -%    123,242     1,444,031      1,782,553
      Permian             487      4.36        10         497      10       2%     48,037     1,010,820      1,102,066
      Southern Okla.
        Folded Belt        14      2.15        13          27      12      44%     53,879       638,763        824,420

II-B Partnership:
      Anadarko             38      4.68         3          41      14      34%     18,706     2,625,865     $2,454,533
      Southern Okla.
       Folded Belt         13      3.50         -          13      12      92%     87,573       929,045     $1,214,366
      Permian              13      1.68         -          13      10      77%     12,628       943,051        834,232
      Gulf Coast           23       .71         1          24       -       -%      7,696       583,946        638,717

II-C Partnership:
      Anadarko             80      3.85        10          90      21      23%     16,517     1,968,276     $1,612,059
      Southern Okla.
       Folded Belt         16      1.60         -          16      15      94%     38,053       624,450        704,804
      Permian              17       .83         1          18      10      56%      7,216       448,518        395,294

II-D Partnership:
      Anadarko             51      6.72         7          58       9      16%     27,603     2,913,364     $2,582,762
      Sacramento           34      5.63         -          34       -       -%       -        2,011,244      1,780,750
      Gulf Coast           13      2.01         1          14       8      57%     61,458       875,687        834,961
      Permian              11      2.17         4          15       4      27%     22,574     1,036,736        798,267

--------------------------
(1)  Wells in which only a non-working (e.g. royalty) interest is owned.


                                     Significant Properties as of December 31, 1998
                                     ----------------------------------------------

                                                                 Wells
                                                               Operated by
                                                               Affiliates         Oil          Gas
                        Gross     Net      Other      Total    ------------     Reserves     Reserves     Present
     Basin              Wells    Wells   Wells (1)    Wells    Number    %       (Bbl)        (Mcf)        Value
------------------      ------   ------- ---------    ------   ------   ----    --------    ----------   ----------
II-E Partnership:
      Anadarko            31       2.03        17         48      15     31%       6,397     1,950,476    $1,809,667
      Permian            836       4.59     1,542      2,378       7      -%      87,465     1,398,070     1,520,102
      Southern Okla.
       Folded Belt        10        .50       -           10       1     10%      11,369       718,954       702,641

II-F Partnership:
      Permian            829       7.54     1,539      2,368       3      -%     204,918     1,292,442    $2,178,264
      Anadarko            58       2.06        15         73      16     22%       8,703     1,639,531     1,669,129
      Southern Okla.
       Folded Belt        25       1.87         2         27      22     81%      16,423       554,076       452,268

II-G Partnership:
      Permian            829      15.77     1,539      2,368       3      -%     428,072     2,701,187    $4,552,184
      Anadarko            58       4.39        15         73      16     22%     18,792      3,477,012     3,537,860
      Southern Okla.
       Folded Belt        25       4.25         2         27      22     81%      37,216     1,255,040    $1,024,714

II-H Partnership:
      Permian            829       3.65     1,539      2,368       3      -%      99,017       625,812    $1,055,043
      Anadarko            58       1.04        15         73      16     22%       4,597       826,399       841,054
      Southern Okla.
       Folded Belt        25       1.12         2         27      22     81%       9,830       331,950    $  271,323

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the Limited Partners of any Partnership during 1998.


PART II.

ITEM 5.  MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS

      As of February 1, 1999, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:

                              Number of            Numbers of
            Partnership         Units           Limited Partners
            -----------       ----------        ----------------

               II-A            484,283                4,077
               II-B            361,719                2,604
               II-C            154,621                1,352
               II-D            314,878                2,840
               II-E            228,821                2,143
               II-F            171,400                1,668
               II-G            372,189                2,514
               II-H             91,711                1,200


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

                            Repurchase Offer Prices
                            -----------------------

                      1997                          1998                 1999
            -------------------------     ------------------------       ----
            1st    2nd    3rd   4th       1st   2nd    3rd    4th        1st
P/ship      Qtr.   Qtr.   Qtr.  Qtr.      Qtr.  Qtr.   Qtr.   Qtr.       Qtr.
------      ----   ----   ----  ----      ----  ----   ----   ----       ----

 II-A       $12    $16    $14   $13       $12   $18    $17    $12        $12
 II-B        10     15     14    12        11    20     21     12         12
 II-C        13     20     18    16        14    25     25     17         17
 II-D        19     22     20    18        15    27     27     17         17
 II-E        18     20     18    16        14    40     43     16         15
 II-F        20     26     22    20        16    25     20     19         18
 II-G        19     26     22    20        16    24     20     19         18
 II-H        19     25     21    19        16    24     19     19         18


      In addition to this repurchase offer, the Partnerships have been subject to "4.9% tender offers" from several third parties during 1997 and 1998. The General Partner does not know the terms of these offers or the prices received by the Limited Partners who accepted these offers.


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

     The following is a summary of cash distributions paid to the Limited Partners during 1997 and 1998 and the first quarter of 1999.

                              Cash Distributions
                              ------------------

                                    1997
              --------------------------------------------------
                1st          2nd           3rd           4th
P/ship          Qtr.(1)    Qtr.(2)       Qtr.(2)       Qtr.(2)
------        --------    ----------    ----------    ----------

 II-A         $1.58        $2.24         $1.47        $1.25
 II-B          1.47         1.96          1.29         1.31
 II-C          2.38         2.35          2.13         1.57
 II-D          2.52         2.60          2.34         1.58
 II-E          1.53         1.93          2.22         1.64
 II-F          2.39         2.77          3.86         1.90
 II-G          2.31         2.69          3.96         1.84
 II-H          2.24         2.58          4.07         1.76

                                  1998                               1999
            ---------------------------------------------------    ---------
              1st          2nd            3rd           4th          1st
P/ship       Qtr.(2)     Qtr. (2)         Qtr.(3)       Qtr.(4)      Qtr.
------      --------    ----------     ----------    ----------    ---------

 II-A        $1.43        $2.15          $1.41        $ 4.81       $ .19
 II-B         1.71         1.26            .88          8.07         .24
 II-C         2.17         3.27           1.01          8.28         .21
 II-D         3.33         3.41           1.16         10.19         .54
 II-E         2.21         1.13           2.01         26.86        1.03
 II-F         4.18         2.39           4.71          1.06         .87
 II-G         4.05         2.32           4.54          1.03         .87
 II-H         3.83         2.21           4.24           .98         .85

-----------------------

(1) Amount of cash distribution for the II-C, II-E Partnerships includes proceeds from the sale of certain oil and gas properties.
(2) Amount of cash distribution includes proceeds from the sale of certain oil and gas properties.
(3) Amount of cash distribution for the II-A, II-E, II-F, II-G, and II-H Partnerships includes proceeds from the sale of certain oil and gas properties.
(4) Amount of cash distribution for the II-A, II-B, II-C, II-D, and II-E Partnerships includes proceeds from the settlement of a lawsuit.

ITEM 6.  SELECTED FINANCIAL DATA

     The following tables present selected financial data for the Partnerships. This data should be read in conjunction with the financial statements of the Partnerships, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."




                                                Selected Financial Data

                                                    II-A Partnership
                                                    ----------------

                              1998              1997              1996              1995              1994
                          -------------     -------------     -------------     -------------     -------------
Oil and Gas Sales          $3,911,823        $5,431,745        $5,832,874        $ 4,671,555       $ 6,371,949
Net Income (Loss):
   Limited Partners         2,863,628         1,577,370         2,043,339       (    715,678)          265,761
   General Partner            188,400           141,030           156,483             81,747           145,993
   Total                    3,052,028         1,718,400         2,199,822       (    633,931)          411,754
Limited Partners' Net
   Income (Loss) per
     Unit                        5.91             3.26              4.22       (       1.48)              .55
Limited Partners' Cash
   Distributions per
     Unit                        9.80(1)           6.54              5.37               3.83              5.49
Total Assets                5,530,544         7,495,013         9,068,387          9,833,188        12,673,498
Partners' Capital
   (Deficit):
   Limited Partners         5,469,889         7,350,261         8,937,891          9,494,552        12,065,230
   General Partner        (   417,336)      (   387,587)      (   342,481)      (    311,994)     (    297,741)
Number of Units
   Outstanding                484,283           484,283            484,283           484,283           484,283

------------------
(1) Amount of cash  distribution  includes  proceeds  from the  settlement  of a lawsuit.




                                                Selected Financial Data

                                                    II-B Partnership
                                                    ----------------

                              1998              1997              1996              1995              1994
                          -------------     -------------     -------------     -------------     -------------

Oil and Gas Sales          $2,492,043        $3,816,269        $4,179,527        $3,204,794        $4,703,629
Net Income (Loss):
   Limited Partners         3,160,422         1,095,312         1,329,755       (   798,537)      (   574,825)
   General Partner            186,085            99,884           113,834            37,441            87,118
   Total                    3,346,507         1,195,196         1,443,589       (   761,096)      (   487,707)
Limited Partners' Net
   Income (Loss) per
     Unit                        8.74              3.03              3.68       (      2.21)      (      1.59)
Limited Partners' Cash
   Distributions per
     Unit                       11.92(1)           6.03              4.79              3.21              5.98
Total Assets                3,185,016         4,414,695         5,579,977         6,237,427         8,302,058
Partners' Capital
   (Deficit):
   Limited Partners         3,309,396         4,464,974         5,552,662         5,955,907         7,914,444
   General Partner        (   320,234)      (   305,223)      (   265,183)      (   246,438)      (   222,879)
Number of Units
   Outstanding                361,719           361,719           361,719           361,719           361,719

-----------------------
(1) Amount of cash  distribution  includes  proceeds  from the  settlement  of a lawsuit.



                                                Selected Financial Data

                                                    II-C Partnership
                                                    ----------------

                              1998              1997             1996               1995              1994
                          -------------     -------------    -------------      -------------     -------------

Oil and Gas Sales          $1,136,474        $1,796,657       $1,925,940         $1,519,937        $2,289,166
Net Income (Loss):
   Limited Partners         1,583,504           853,383          707,991        (   337,547)      (    37,871)
   General Partner             95,091            57,028           53,569             20,538            52,546
   Total                    1,678,595           910,411          761,560        (   317,009)           14,675
Limited Partners' Net
   Income (Loss) per
     Unit                       10.24              5.52             4.58        (      2.18)      (       .24)
Limited Partners' Cash
   Distributions per
     Unit                       14.73(1)           8.43             5.43               4.63              7.06
Total Assets                1,759,734         2,440,315        2,941,348          3,205,943         4,291,920
Partners' Capital
   (Deficit):
   Limited Partners         1,765,593         2,458,089        2,907,706          3,039,715         4,092,262
   General Partner        (   133,264)      (   123,277)     (   115,619)       (    99,615)      (    84,153)
Number of Units
   Outstanding                154,621           154,621          154,621            154,621           154,621

----------------------
(1) Amount of cash  distribution  includes  proceeds  from the  settlement  of a lawsuit.








                                                Selected Financial Data

                                                    II-D Partnership
                                                    ----------------

                              1998              1997              1996              1995              1994
                          -------------     -------------     -------------     -------------     -------------

Oil and Gas Sales          $2,411,051        $4,314,154        $4,329,102        $3,901,516        $4,849,160
Net Income (Loss):
   Limited Partners         3,942,172         1,796,378         1,270,858       (   697,631)      (   193,308)
   General Partner            225,825           127,204            99,743            44,055           108,234
   Total                    4,167,997         1,923,582         1,370,601       (   653,576)      (    85,074)
Limited Partners' Net
   Income (Loss) per
     Unit                       12.52              5.70              4.04       (      2.22)      (       .61)
Limited Partners' Cash
   Distributions per
     Unit                       18.09(1)           9.04              4.85              4.69              6.25
Total Assets                3,994,909         5,780,264         6,953,850         7,291,164         9,571,883
Partners' Capital
   (Deficit):
   Limited Partners         3,818,294         5,572,122         6,627,744         6,884,886         9,057,517
   General Partner        (   247,182)      (   224,003)      (   218,956)      (   143,473)      (   111,528)
Number of Units
   Outstanding                314,878           314,878           314,878           314,878           314,878

------------------------
(1) Amount of cash  distribution  includes  proceeds  from the  settlement  of a lawsuit.



                                                Selected Financial Data

                                                    II-E Partnership
                                                    ----------------

                              1998              1997              1996              1995              1994
                          -------------     -------------     -------------     -------------     -------------

Oil and Gas Sales          $1,704,463        $2,616,003        $2,693,317        $2,297,409        $2,480,706
Net Income (Loss):
   Limited Partners         6,442,294       (       569)          695,738       ( 1,279,244)      (   842,191)
   General Partner            356,722            66,976            66,720             9,448            43,060
   Total                    6,799,016            66,407           762,458       ( 1,269,796)      (   799,131)
Limited Partners' Net
   Income (Loss) per
     Unit                       28.15               .00              3.04       (      5.59)      (      3.68)
Limited Partners' Cash
   Distributions per
     Unit                       32.21(1)           7.32              4.45              2.32              4.78
Total Assets                3,260,952         4,257,875         5,976,145         6,279,396         8,117,206
Partners' Capital
   (Deficit):
   Limited Partners         3,165,869         4,094,575         5,770,144         6,093,406         7,902,650
   General Partner        (   173,306)      (   172,017)      (   147,595)      (   122,950)      (   104,398)
Number of Units
   Outstanding                228,821           228,821           228,821           228,821            228,821

------------------------
(1) Amount of cash  distribution  includes  proceeds  from the  settlement  of a lawsuit.






                                                Selected Financial Data

                                                    II-F Partnership
                                                    ----------------

                              1998              1997              1996              1995              1994
                          -------------     -------------     -------------     -------------     -------------

Oil and Gas Sales          $1,444,802        $2,191,389        $2,433,313        $2,028,592        $2,316,564
Net Income (Loss):
   Limited Partners         1,088,453           147,631         1,108,389       (   191,631)           19,524
   General Partner             71,519            81,927            79,948            46,686            54,498
   Total                    1,159,972           229,558         1,188,337       (   144,945)           74,022
Limited Partners' Net
   Income (Loss) per
     Unit                        6.35               .86              6.47       (      1.12)              .11
Limited Partners'
   Cash Distributions
     Per Unit                   12.34             10.92              8.66              5.93              9.21
Total Assets                2,473,730         3,564,889         5,312,077         5,733,459         6,967,432
Partners' Capital
   (Deficit):
   Limited Partners         2,565,258         3,590,805         5,315,174         5,691,785         6,898,416
   General Partner        (   144,763)      (   143,355)      (   105,914)      (    84,377)      (    80,063)
Number of Units
   Outstanding                171,400           171,400           171,400           171,400           171,400






                                                Selected Financial Data

                                                    II-G Partnership
                                                    ----------------

                              1998              1997              1996              1995              1994
                          -------------     -------------     -------------     -------------     -------------

Oil and Gas Sales          $3,072,455        $4,670,245        $ 5,158,799       $ 4,348,087       $ 5,116,776
Net Income (Loss):
   Limited Partners         2,266,451           114,502          2,250,119      (    714,189)     (     87,682)
   General Partner            150,050           172,947            165,845            94,880           113,680
   Total                    2,416,501           287,449          2,415,964      (    619,309)           25,998
Limited Partners' Net
   Income (Loss)
     per Unit                    6.09               .31               6.05      (       1.92)     (        .24)
Limit Partners' Cash
   Distributions per
     Unit                       11.94             10.80               8.30              5.80              8.72
Total Assets                5,325,802         7,635,720         11,576,732        12,519,149        15,456,785
Partners' Capital
   (Deficit):
   Limited Partners         5,512,443         7,690,992         11,598,490        12,439,371        15,313,560
   General Partner        (   304,885)      (   312,392)      (    244,312)     (    197,620)     (    181,500)
Number of Units
   Outstanding                372,189           372,189            372,189           372,189           372,189







                                                Selected Financial Data

                                                    II-H Partnership
                                                    ----------------

                              1998              1997              1996              1995              1994
                          -------------     -------------     -------------     -------------     -------------
Oil and Gas Sales          $  733,613        $1,119,734        $1,230,222         $1,042,735        $1,208,886
Net Income (Loss):
   Limited Partners           532,166       (    11,817)          519,143        (   239,052)      (    47,630)
   General Partner             35,089            40,425            38,792             21,532            26,955
   Total                      567,255            28,608           557,935        (   217,520)      (    20,675)
Limited Partners' Net
   Income (Loss)
     per Unit                    5.80       (       .13)             5.66        (      2.61)      (       .52)
Limited Partners' Cash
   Distributions per
     Unit                       11.26             10.65              7.93               5.61              8.39
Total Assets                1,255,229         1,788,149         2,790,245          3,024,656         3,790,149
Partners' Capital
   (Deficit):
   Limited Partners         1,306,389         1,807,223         2,795,040          3,002,897         3,756,949
   General Partner        (    75,631)      (    78,796)      (    58,835)       (    47,635)      (    42,167)
Number of Units
   Outstanding                 91,711            91,711            91,711             91,711            91,711


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

      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Predicting future prices is not possible. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for a number of years. For the past ten years, such average prices have generally been in the $1.40 to $2.40 per Mcf range. Gas prices are currently in the lower half of the 10-year average range described above.

      Substantially all of the Partnerships' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas decreased from approximately $2.32 per Mcf at December 31, 1997 to approximately $1.93 per Mcf at December 31, 1998. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences. Continued very low oil prices as discussed below may cause downward pressure on gas prices due to some users of gas converting to oil as a cheaper fuel alternative.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range. Due to global consumption and supply trends over the last year as well as at least a short-term slowdown in Asian energy demand, oil prices over the past year have reached historically low levels, dropping to as low as approximately $9.25 per barrel. It is not known whether this trend will continue. Prices for the Partnerships' oil decreased from approximately $16.25 per barrel at December 31, 1997 to approximately $9.50 per barrel at December 31, 1998.

      Future prices for both oil and gas will likely be different from (and may be lower than) the prices in effect on December 31, 1998. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

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


      Results of Operations

      An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables following "Results of Operations" under the heading "Average Sales Prices, Production Volumes, and Average Production Costs." Following is a discussion of each Partnership's results of operations for the year ended December 31, 1998 as compared to the year ended December 31, 1997 and for the year ended December 31, 1997 as compared to the year ended December 31, 1996.


                               II-A Partnership
                               ----------------

                     Year Ended December 31, 1998 Compared
                        to Year Ended December 31, 1997
                    --------------------------------------

      Total oil and gas sales decreased $1,519,922 (28.0%) in 1998 as compared to 1997. Of this decrease, approximately $366,000 and $165,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $559,000 and $430,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 19,438 barrels and 72,266 Mcf, respectively, in 1998 as compared to 1997. The decrease in volumes of oil sold resulted primarily from (i) normal declines in production,
(ii) the sale of several wells during 1997 and 1998, and (iii) a negative prior period volume adjustment made by the purchaser during 1998 on one significant well. Average oil and gas prices decreased to $12.38 per barrel and $1.98 per Mcf, respectively, in 1998 from $18.85 per barrel and $2.28 per Mcf, respectively, in 1997.

      As discussed in "Liquidity and Capital Resources" below, the II-A Partnership sold certain oil and gas properties during 1998 and recognized a
$685,375 gain on such sales. Sales of oil and gas properties during 1997 resulted in the II-A Partnership recognizing similar gains totaling $176,789.

      The II-A Partnership recognized income from a gas contract settlement in the amount of $1,710,190 during 1998. This settlement involved claims made for take or pay deficiencies and gas pricing issues arising out of a gas purchase contract. No similar settlements occurred during 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $115,424 (6.1%) in 1998 as compared to 1997. This decrease resulted primarily from a decrease in production taxes associated with the decrease in oil and gas sales and a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold. These decreases were partially offset by workover expenses incurred on two wells during 1998. As a percentage of oil and gas sales, these expenses increased to 45.3% in 1998 from 34.8% in 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $19,633 (2.5%) in 1998 as compared to 1997. This increase resulted primarily from downward revisions in the estimates of remaining oil and gas reserves at December 31, 1998 on several significant wells, which increase was partially offset by a decrease in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 20.4% in 1998 from 14.4% in 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold and the dollar increase in depreciation, depletion, and amortization.

      The II-A Partnership recognized a non-cash charge against earnings of $164,111 during the fourth quarter of 1998. This charge was necessary due to the unamortized costs of one field exceeding the expected undiscounted future cash flows from that field. During the first quarter of 1997, a non-cash charge of $684,276 was also recognized. Of this amount, $223,943 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $460,333 was related to the impairment of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to low oil and gas prices and provisions in the II-A
Partnership's Partnership Agreement which limit the level of permissible drilling activity.

      General and administrative expenses decreased $17,659 (3.0%) in 1998 as compared to 1997. As a percentage of oil and gas sales, these expenses increased to 14.7% in 1998 from 10.9% in 1997. This percentage increase was primarily due to the decrease in oil and gas sales.

     The Limited Partners have received cash distributions  through December 31,
1998  totaling   $46,735,357  or  96.50%  of  the  Limited   Partners'   capital
contributions.

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

      The II-A Partnership recognized a non-cash charge against earnings of $684,276 in the first quarter of 1997. Of this amount, $223,943 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $460,333 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to low oil and gas prices and provisions in the II-A

Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charges were necessary in 1996.

      General and administrative expenses decreased $29,306 (4.7%) in 1997 as compared to 1996. This decrease resulted primarily from a decrease in professional fees in 1997 as compared to 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 10.9% in 1997 and 10.6% in 1996.


                               II-B Partnership
                               ----------------

                     Year Ended December 31, 1998 Compared
                        to Year Ended December 31, 1997
                    --------------------------------------

      Total oil and gas sales decreased $1,324,226 (34.7%) in 1998 as compared to 1997. Of this decrease, approximately $277,000 and $345,000, respectively, were related to decreases in volumes of oil and gas sold and $303,000 and $399,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 14,496 barrels and 143,392 Mcf, respectively, in 1998 as compared to 1997. The decrease in volumes of oil sold resulted primarily from the sale of several wells during both years and normal declines in production. The decrease in volumes of gas sold resulted primarily from (i) the sale of several wells during both years, (ii) normal declines in production, and (iii) a negative prior period volume adjustment made by the purchaser on one significant well during 1998. Average oil and gas prices decreased to $13.43 per barrel and $1.97 per Mcf, respectively, in 1998 from $19.13 per barrel and $2.41 per Mcf, respectively, in 1997.

      As discussed in "Liquidity and Capital Resources" below, the II-B Partnership sold certain oil and gas properties during 1998 and recognized a $65,551 gain on such sales. Sales of oil and gas properties during 1997 resulted in the II-B Partnership recognizing similar gains totaling $203,247.

      The II-B Partnership recognized income from a gas contract settlement in the amount of $2,793,295 during 1998. This settlement involved claims made for take or pay deficiencies and gas pricing issues arising out of a gas purchase contract. No similar settlements occurred during 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $221,951 (16.9%) in 1998 as compared to 1997. This decrease resulted primarily from a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold and a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 43.8% in 1998 from 34.4% in 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $14,916 (2.7%) in 1998 as compared to 1997. This decrease resulted primarily from the decrease in volumes of oil and gas sold, which decrease in depreciation, depletion, and amortization was partially offset by an increase resulting from downward revisions in the estimates of remaining oil and gas reserves at December 31, 1998 on several significant wells. As a percentage of oil and gas sales, this expense increased to 21.3% in 1998 from 14.3% in 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      The II-B Partnership recognized a non-cash charge against earnings of $530,988 in the first quarter 1997. Of this amount, $134,003 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $396,985 was related to impairment of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to low oil and gas prices and provisions in the II-B
Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charge was necessary in 1998.

      General and administrative expenses decreased $21,297 (4.7%) in 1998 as compared to 1997. As a percentage of oil and gas sales, these expenses increased to 17.3% in 1998 from 11.8% in 1997. This percentage increase was primarily due to the decrease in oil and gas sales.

     The Limited Partners have received cash distributions  through December 31,
1998  totaling   $34,132,916  or  94.36%  of  the  Limited   Partners'   capital
contributions.


                     Year Ended December 31, 1997 Compared
                        to Year Ended December 31, 1996
                   ----------------------------------------

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

      The II-B Partnership recognized a non-cash charge against earnings of $530,988 in the first quarter of 1997. Of this amount, $134,003 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $396,985 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to low oil and gas prices and provisions in the II-B Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charges were necessary in 1996.

      General and administrative expenses decreased $45,222 (9.1%) in 1997 as compared to 1996. This decrease resulted primarily from a decrease in professional fees in 1997 as compared to 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 11.8% in 1997 and 11.9% in 1996.

                               II-C Partnership
                               ----------------

                     Year Ended December 31, 1998 Compared
                        to Year Ended December 31, 1997
                    --------------------------------------

      Total oil and gas sales decreased $660,183 (36.7%) in 1998 as compared to 1997. Of this decrease, approximately $113,000 and $244,000, respectively, were due to decreases in volumes of oil and gas sold and approximately $96,000 and $207,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 5,947 barrels and 104,105 Mcf, respectively, in 1998 as compared to 1997. The decrease in volumes of oil sold resulted primarily from normal declines in production and the sale of several wells during both years. The decrease in volumes of gas sold resulted primarily from the sale of several wells during both years and a negative prior period volume adjustment made by the purchaser during 1998 on one significant well. Average oil and gas prices decreased to $13.33 per barrel and $1.91 per Mcf, respectively, in 1998 from $19.04 per barrel and $2.34 per Mcf, respectively, in 1997.

      As discussed in "Liquidity and Capital Resources" below, the II-C Partnership sold certain oil and gas properties in 1998 and recognized a $177,795 gain on such sales. Sales of oil and gas properties during 1997 resulted in the II-C Partnership recognizing similar gains totaling $156,919.

      The II-C Partnership recognized income from a gas contract settlement in the amount of $1,197,148 during 1998. This settlement involved claims made for take or pay deficiencies and gas pricing issues arising out of a gas contract. No similar settlements occurred during 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $100,712 (19.1%) in 1998 as compared to 1997. This decrease resulted primarily from a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold and a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 37.6% in 1998 from 29.4% in 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $21,881 (8.2%) in 1998 as compared to 1997. This decrease resulted primarily from the decreases in volumes of oil and gas sold, which decreases were partially offset by an increase in depreciation, depletion, and amortization resulting from downward revisions in the estimates of remaining oil and gas reserves at December 31, 1998 on several significant wells. As a percentage of oil and gas sales, this expense increased to 21.7% in 1998 from 14.9% in 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      The II-C Partnership recognized a non-cash charge against earnings of $66,617 in the first quarter of 1997. Of this amount, $36,163 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $30,454 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to low oil and gas prices and provisions in the II-C
Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charge was necessary in 1998.

      General and administrative expenses decreased $9,261 (4.8%) in 1998 as compared to 1997. As a percentage of oil and gas sales, these expenses increased to 16.2% in 1998 from 10.8% in 1997. This percentage increase was primarily due to the decrease in oil and gas sales.

      The II-C Partnership achieved payout during the fourth quarter of 1998. After payout, operations and revenues for the II-C Partnership have been and will be allocated using the after payout percentages included in the II-C Partnership's Partnership Agreement. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners.

     The Limited Partners have received cash distributions  through December 31,
1998  totaling   $15,501,686  or  100.26%  of  the  Limited   Partners'  capital
contributions.


                     Year Ended December 31, 1997 Compared
                        to Year Ended December 31, 1996
                   ----------------------------------------

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

      The II-C Partnership recognized a non-cash charge against earnings of $66,617 in the first quarter of 1997. Of this amount, $36,163 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $30,454 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to low oil and gas prices and provisions in the II-C
Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charges were necessary in 1996.

      General and administrative expenses decreased $20,622 (9.6%) in 1997 as compared to 1996. This decrease resulted primarily from a decrease in professional fees in 1997 as compared to 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 10.8% in 1997 and 11.1% in 1996.

                               II-D Partnership
                               ----------------

                     Year Ended December 31, 1998 Compared
                        to Year Ended December 31, 1997
                    --------------------------------------

      Total oil and gas sales decreased $1,903,103 (44.1%) in 1998 as compared to 1997. Of this decrease, approximately $237,000 and $1,050,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $228,000 and $389,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 12,680 barrels and 467,539 Mcf, respectively, in 1998 as compared to 1997. The decrease in volumes of oil and gas sold resulted primarily from the sale of several wells in both years and normal declines in production due to diminishing reserves on several wells. Average oil and gas prices decreased to $12.65 per barrel and $1.87 per Mcf, respectively, in 1998 from $18.68 per barrel and $2.25 per Mcf, respectively, in 1997.

      As discussed in "Liquidity and Capital Resources" below, the II-D Partnership sold certain oil and gas properties during 1998 and recognized a
$496,238 gain on such sales. Sales of oil and gas properties during 1997 resulted in the II-D Partnership recognizing similar gains totaling $447,981.

      The II-D Partnership recognized income from a gas contact settlement in the amount of $3,033,646 during 1998. This settlement involved claims made for take or pay deficiencies and gas pricing issues arising out of a gas purchase contract. No similar settlements occurred during 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $711,116 (42.9%) in 1998 as compared to 1997. This decrease resulted primarily from a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold and a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 39.2% in 1998 from 38.4% in 1997.

     Depreciation, depletion, and amortization of oil and gas properties decreased $170,121 (24.7%) in 1998 as compared to 1997. This decrease resulted primarily from the decrease in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 21.5% in 1998 from 16.0% in 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      The II-D Partnership recognized a non-cash charge against earnings of $143,957 during 1997. This impairment provision was necessary due to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997. No similar charge was necessary during 1998.

      General and administrative expenses decreased $22,908 (5.8%) in 1998 as compared to 1997. As a percentage of oil and gas sales, these expenses increased to 15.5% in 1998 from 9.2% in 1997. This percentage increase was primarily due to the decrease in oil and gas sales.

     The Limited Partners have received cash distributions through December 31, 1998 totaling $31,285,903 or 99.36% of Limited Partners' capital contributions.


                     Year Ended December 31, 1997 Compared
                        to Year Ended December 31, 1996
                   ----------------------------------------

      Total oil and gas sales remained relatively constant in 1997 as compared to 1996. Any decrease in oil and gas sales caused by decreases of approximately $323,000 and $248,000, respectively, relating to decreases in volumes of oil and gas sold and a decrease of approximately $68,000 related to a decrease in the average price of oil sold was substantially offset by an increase of approximately $631,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 16,104 barrels and 135,734 Mcf, respectively, in 1997 as compared to 1996. The decrease in volumes of oil sold resulted primarily from (i) the sale of one significant well in late 1996 and
(ii) a negative prior period volume adjustment made the by purchaser on a significant well in 1997. Average oil prices decreased to $18.68 per barrel in 1997 from $20.03 per barrel in 1996. Average gas prices increased to $2.25 per Mcf in 1997 from $1.83 per Mcf in 1996.

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


                               II-E Partnership
                               ----------------

                     Year Ended December 31, 1998 Compared
                        to Year Ended December 31, 1997
                    --------------------------------------

      Total oil and gas sales decreased $911,540 (34.8%) in 1998 as compared to 1997. Of this decrease, approximately $99,000 and $312,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $217,000 and $284,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 5,160 barrels and 135,538 Mcf, respectively, in 1998 as compared to 1997. The decrease in volumes of oil and gas sold resulted primarily from normal declines in production and the sale of several wells during both years. Average oil and gas prices decreased to $13.31 per barrel and $1.86 per Mcf, respectively, in 1998 from $19.10 per barrel and $2.30 per Mcf, respectively, in 1997.

      As discussed in "Liquidity and Capital Resources" below, the II-E Partnership sold certain oil and gas properties during 1998 and recognized a
$328,245 gain on such sales. Sales of oil and gas properties during 1997 resulted in the II-E Partnership recognizing similar gains totaling $272,654.

      The II-E Partnership recognized income from a gas contract settlement in the amount of $6,159,355 during 1998. This settlement involved claims made for take or pay deficiencies and gas pricing issues arising out of a gas purchase contract. No similar settlements occurred during 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $236,831 (26.0%) in 1998 as compared to 1997. This decrease resulted primarily from (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, (ii) a decrease in production taxes associated with the decrease in oil and gas sales, and (iii) workover expenses incurred on one significant well during 1997. As a percentage of oil and gas sales, these expenses increased to 39.5% in 1998 from 34.8% in 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $82,925 (13.2%) in 1998 as compared to 1997. This decrease resulted primarily from the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 31.9% in 1998 from 24.0% in 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      The II-E Partnership recognized a non-cash charge against earnings of $992,851 in the first quarter of 1997. Of this amount, $317,979 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $674,872 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to low oil and gas prices and provisions in the II-E Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charges were necessary during 1998.

      General and administrative expenses decreased $38,504 (12.2%) in 1998 as compared to 1997. This decrease resulted primarily from a decrease in legal expenses associated with the gas contract settlement discussed above during 1998 as compared to 1997. As a percentage of oil and gas sales, these expenses increased to 16.2% in 1998 from 12.0% in 1997. This percentage increase was primarily due to the decrease in oil and gas sales.

     The Limited Partners have received cash distributions  through December 31,
1998  totaling   $22,471,574  or  98.21%  of  the  Limited   Partners'   capital
contributions.

                     Year Ended December 31, 1997 Compared
                        to Year Ended December 31, 1996
                   ----------------------------------------

      Total oil and gas sales decreased $77,314 (2.9%) in 1997 as compared to 1996. Of this decrease, approximately $227,000 and $144,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $54,000 was related to a decrease in the average price of oil sold, which decreases were partially offset by an increase of approximately $353,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 11,136 barrels and 78,085 Mcf, respectively, in 1997 as compared to 1996. The decrease in volumes of oil sold resulted primarily from the sale of one significant well in late 1996 and a normal decline in production. Average oil prices decreased to $19.10 per barrel in 1997 from $20.37 per barrel in 1996. Average gas prices increased to $2.30 per Mcf in 1997 from $1.85 per Mcf in 1996.

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

      The II-E Partnership recognized a non-cash charge against earnings of $992,851 in the first quarter of 1997. Of this amount, $317,979 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $674,872 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to low oil and gas prices and provisions in the II-E Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charges were necessary in 1996.

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





                               II-F Partnership
                               ----------------

                     Year Ended December 31, 1998 Compared
                        to Year Ended December 31, 1997
                    --------------------------------------

      Total oil and gas sales decreased $746,587 (34.1%) in 1998 as compared to 1997. Of this decrease, approximately $151,000 and $160,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $197,000 and $238,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 8,099 barrels and 69,527 Mcf, respectively, in 1998 as compared to 1997. The decrease in volumes of oil and gas sold resulted primarily from the sale of several wells during both years. Average oil and gas prices decreased to $13.32 per barrel and $1.84 per Mcf, respectively, in 1998 from $18.66 per barrel and $2.30 per Mcf, respectively, in 1997.

      As discussed in "Liquidity and Capital Resources" below, the II-F Partnership sold certain oil and gas properties during 1998 and recognized a
$657,881 gain on such sales. Sales of oil and gas properties during 1997 resulted in the II-F Partnership recognizing similar gains totaling $557,746.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $148,051 (27.1%) in 1998 as compared to 1997. This decrease resulted primarily from decreases in (i) production taxes associated with the decrease in oil and gas sales and (ii) lease operating expenses associated with the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, these expenses increased to 27.6% in 1998 from 24.9% in 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $48,304 (11.8%) in 1998 as compared to 1997. This decrease resulted primarily from the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 25.0% in 1998 from 18.7% in 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      The II-F Partnership recognized a non-cash charge against earnings of $1,377,160 in the first quarter of 1997. Of this amount, $208,255 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $1,168,905 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to low oil and gas prices and provisions in the II-F Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charges were necessary during 1998.

      General and administrative expenses decreased $2,653 (1.3%) in 1998 as compared to 1997. As a percentage of oil and gas sales, these expenses increased to 14.0% in 1998 from 9.3% in 1997. This percentage increase was primarily due to the decrease in oil and gas sales.

     The Limited Partners have received cash distributions through December 31, 1998 totaling $17,028,051 or 99.35% of Limited Partners' capital contributions.


                     Year Ended December 31, 1997 Compared
                        to Year Ended December 31, 1996
                   ----------------------------------------

      Total oil and gas sales decreased $241,924 (9.9%) in 1997 as compared to 1996. Of this decrease, approximately $47,000 and $344,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $53,000 was related to a decrease in the average price of oil sold, which decreases were partially offset by an increase of approximately $199,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 2,381 barrels and 175,258 Mcf, respectively, in 1997 as compared to 1996. The decrease in volumes of gas sold resulted primarily from (i) negative prior period volume adjustments made by the purchasers on three significant wells in 1997, (ii) positive prior period volume adjustments made by the purchasers on several wells in 1996, (iii) normal declines in production, and (iv) the sale of one significant well in early 1997. Average oil prices decreased to $18.66 per barrel in 1997 from $19.83 per barrel in 1996. Average gas prices increased to $2.30 per Mcf in 1997 from $1.96 per Mcf in 1996.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $97,519 (15.1%) in 1997 as compared to 1996. This decrease resulted primarily from decreases in (i) volumes of oil and gas sold in 1997 and (ii) production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 24.9% in 1997 from 26.5% in 1996. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses and the increase in the average price of gas sold in 1997.

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

      The II-F Partnership recognized a non-cash charge against earnings of $1,377,160 in the first quarter of 1997. Of this amount, $208,255 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $1,168,905 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to low oil and gas prices and provisions in the II-F Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charges were necessary in 1996.

      General and administrative expenses decreased $2,351 (1.1%) in 1997 as compared to 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 9.3% in 1997 and 8.5% in 1996.


                               II-G Partnership
                               ----------------

                     Year Ended December 31, 1998 Compared
                        to Year Ended December 31, 1997
                    --------------------------------------

      Total oil and gas sales decreased $1,597,790 (34.2%) in 1998 as compared to 1997. Of this decrease, approximately $320,000 and $349,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $414,000 and $515,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 17,132 barrels and 150,803 Mcf, respectively, in 1998 as compared to 1997. The decreases in volumes of oil and gas sold resulted primarily from the sale of several wells during both years. Average oil and gas prices decreased to $13.32 per barrel and $1.85 per Mcf, respectively, in 1998 from $18.66 per barrel and $2.31 per Mcf, respectively, in 1997.

      As discussed in "Liquidity and Capital Resources" below, the II-G Partnership sold certain oil and gas properties during 1998 and recognized a $1,374,966 gain on such sales. Sales of oil and gas properties during 1997 resulted in the II-G Partnership recognizing similar gains totaling $1,226,822.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $333,023 (28.1%) in 1998 as compared to 1997. This decrease resulted primarily from decreases in (i) production taxes associated with the decrease in oil and gas sales and (ii) lease operating expenses associated with the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, these expenses increased to 27.8% in 1998 from 25.4% in 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $137,614 (15.0%) in 1998 as compared to 1997. This decrease resulted primarily from the decreases in volumes of oil and gas sold during 1998 as compared to 1997. As a percentage of oil and gas sales, this expense increased to 25.3% in 1998 from 19.6% in 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      The II-G Partnership recognized a non-cash charge against earnings of $3,101,656 in the first quarter of 1997. Of this amount, $489,672 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $2,611,984 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to low oil and gas prices and provisions in the II-G Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charges were necessary during 1998.

      General and administrative expenses decreased $5,627 (1.3%) in 1998 as compared to 1997. As a percentage of oil and gas sales, these expenses increased to 14.3% in 1998 from 9.5% in 1997. This percentage increase was primarily due to the decrease in oil and gas sales.

     The Limited Partners have received cash distributions through December 31, 1998 totaling $35,105,371 or 94.32% of Limited Partners' capital contributions.

                      Year Ended December 31, 1997 Compared
                         to Year Ended December 31, 1996
                   ----------------------------------------

      Total oil and gas sales decreased $488,554 (9.5%) in 1997 as compared to 1996. Of this decrease, approximately $100,000 and $725,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $111,000 was related to a decrease in the average price of oil sold, which decreases were partially offset by an increase of approximately $440,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 5,040 barrels and 370,066 Mcf, respectively, in 1997 as compared to 1996. The decrease in volumes of gas sold resulted primarily from (i) negative prior period volume adjustments made by the purchasers on three significant wells in 1997, (ii) positive prior period volume adjustments made by the purchasers on several wells in 1996, and (iii) normal declines in production. Average oil prices decreased to $18.66 per barrel in 1997 from $19.83 per barrel in 1996. Average gas prices increased to $2.31 per Mcf in 1997 from $1.96 per Mcf in 1996.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $200,532 (14.5%) in 1997 as compared to 1996. This decrease resulted primarily from a decrease in production taxes associated with the decrease in oil and gas sales and decreases in volumes of oil and gas sold in 1997. As a percentage of oil and gas sales, these expenses decreased to 25.4% in 1997 from 26.9% in 1996. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses and the increase in the average prices of gas sold in 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $246,840 (21.2%) in 1997 as compared to 1996. This decrease resulted primarily from both the decreases in volumes of oil and gas sold in 1997 and a reduction in the depletable base of oil and gas properties due to the impairment provision recorded against proved oil and gas properties in the first quarter of 1997 as discussed below. As a percentage of oil and gas sales, this expense decreased to 19.6% in 1997 from 22.5% in 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization and the increase in the average price of gas sold in 1997.

      The II-G Partnership recognized a non-cash charge against earnings of $3,101,656 in the first quarter of 1997. Of this amount, $489,672 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $2,611,984 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to low oil and gas prices and provisions in the II-G

Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charges were necessary in 1996.

      General and administrative expenses decreased $4,755 (1.1%) in 1997 as compared to 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 9.5% in 1997 and 8.7% in 1996.






                               II-H Partnership
                               ----------------

                     Year Ended December 31, 1998 Compared
                        to Year Ended December 31, 1997
                    --------------------------------------

      Total oil and gas sales decreased $386,121 (34.5%) in 1998 as compared to 1997. Of this decrease, approximately $75,000 and $89,000, respectively, were related to decreases in the volumes of oil and gas sold and approximately
$96,000 and $126,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 4,020 barrels and 38,256 Mcf, respectively, in 1998 as compared to 1997. The decreases in volumes of oil and gas sold resulted primarily from the sale of several wells during both years. Average oil and gas prices decreased to $13.32 per barrel and $1.86 per Mcf, respectively, in 1998 from $18.67 per barrel and $2.33 per Mcf, respectively, in 1997.

      As discussed in "Liquidity and Capital Resources" below, the II-H Partnership sold certain oil and gas properties during 1998 and recognized a
$317,342 gain on such sales. Sales of oil and gas properties during 1997 resulted in the II-H Partnership recognizing similar gains totaling $286,788.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $84,579 (29.2%) in 1998 as compared to 1997. This decrease resulted primarily from decreases in (i) production taxes associated with the decrease in oil and gas sales and (ii) lease operating expenses associated with the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, these expenses increased to 28.0% in 1998 from 25.9% in 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $23,121 (11.4%) in 1998 as compared to 1997. This decrease resulted primarily from the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 24.4% in 1998 from 18.1% in 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      The II-H Partnership recognized a non-cash charge against earnings of $785,220 in the first quarter of 1997. Of this amount, $125,223 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $659,997 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to low oil and gas prices and provisions in the II-H Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charges were necessary during 1998.

      General and administrative expenses decreased $1,389 (1.3%) in 1998 as compared to 1997. As a percentage of oil and gas sales, these expenses increased to 14.7% in 1998 from 9.8% in 1997. This percentage increase was primarily due to the decrease in oil and gas sales.

     The Limited Partners have received cash distributions through December 31, 1998 totaling $8,172,364 or 89.11% of Limited Partners' capital contributions.


                     Year Ended December 31, 1997 Compared
                        to Year Ended December 31, 1996
                   ----------------------------------------

      Total oil and gas sales decreased $110,488 (9.0%) in 1997 as compared to 1996. Of this decrease, approximately $23,000 and $180,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $26,000 was related to a decrease in the average price of oil sold, which decreases were partially offset by an increase of approximately $119,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 1,174 barrels and 92,553 Mcf in 1997 as compared to 1996. The decrease in volumes of gas sold resulted primarily from (i) negative prior period volume adjustments made by the purchasers on three significant wells in 1997, (ii) positive prior period volume adjustments made by the purchasers on several wells in 1996, and
(iii) normal declines in production. Average oil prices decreased to $18.67 per barrel in 1997 from $19.85 per barrel in 1996. Average gas prices increased to $2.33 per Mcf in 1997 from $1.94 per Mcf in 1996.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $49,348 (14.5%) in 1997 as compared to 1996. This decrease resulted primarily from a decrease in production taxes associated with the decrease in oil and gas sales and the decreases in volumes of oil and gas sold in 1997. As a percentage of oil and gas sales, these expenses decreased to 25.9% in 1997 from 27.6% in 1996. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses and the increase in the average price of gas sold in 1997.

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

      The II-H Partnership recognized a non-cash charge against earnings of $785,220 in the first quarter of 1997. Of this amount, $125,223 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $659,997 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices and provisions in the II-H Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charges were necessary in 1996.

      General and administrative expenses decreased $1,437 (1.3%) in 1997 as compared to 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 9.8% in 1997 and 9.0% in 1996.


      Average Sales Prices, Production Volumes, and Average Production Costs

      The following tables are comparisons of the annual average oil and gas sales prices, production volumes, and average production costs (lease operating expenses and production taxes) per equivalent unit (one barrel of oil or six Mcf of gas) for 1998, 1997, and 1996. These factors comprise the change in net oil and gas operations discussed in the "Results of Operations" section above.

                             1998 Compared to 1997
                             ---------------------

                             Average Sales Prices
----------------------------------------------------------------------------
P/ship               1998                    1997               % Change
------         ------------------      ------------------     --------------
                 Oil        Gas          Oil        Gas
               ($/Bbl)    ($/Mcf)      ($/Bbl)    ($/Mcf)      Oil      Gas
               -------    -------      -------    -------     -----    -----
 II-A           12.38      1.98        $18.85     $2.28       (34%)    (13%)
 II-B           13.43      1.97         19.13      2.41       (30%)    (18%)
 II-C           13.33      1.91         19.04      2.34       (30%)    (18%)
 II-D           12.65      1.87         18.68      2.25       (32%)    (17%)
 II-E           13.31      1.86         19.10      2.30       (30%)    (19%)
 II-F           13.32      1.84         18.66      2.30       (29%)    (20%)
 II-G           13.32      1.85         18.66      2.31       (29%)    (20%)
 II-H           13.32      1.86         18.67      2.33       (29%)    (20%)


                              Production Volumes
---------------------------------------------------------------------------
P/ship              1998                      1997               % Change
------       ------------------        ------------------      ------------
               Oil         Gas           Oil        Gas          Oil     Gas
             (Bbls)       (Mcf)        (Bbls)      (Mcf)       (Bbls)   (Mcf)
             -------    ---------      -------   ---------     ------   -----
 II-A        86,428     1,433,552      105,866   1,505,818     (18%)    ( 5%)
 II-B        53,095       904,066       67,591   1,047,458     (21%)    (14%)
 II-C        16,806       478,643       22,753     582,748     (26%)    (18%)
 II-D        37,733     1,034,372       50,413   1,501,911     (25%)    (31%)
 II-E        37,508       647,841       42,668     783,379     (12%)    (17%)
 II-F        36,915       516,917       45,014     586,444     (18%)    (12%)
 II-G        77,421     1,105,661       94,553   1,256,464     (18%)    (12%)
 II-H        17,978       266,337       21,998     304,593     (18%)    (13%)


                           Average Production Costs
                         per Equivalent Barrel of Oil
                    -------------------------------------
                    P/ship     1998     1997     % Change
                    ------    -----    -----     --------
                     II-A     $5.45    $5.29         2%
                     II-B      5.36     5.43       ( 1%)
                     II-C      4.42     4.40         -
                     II-D      4.50     5.51       (18%)
                     II-E      4.62     5.25       (12%)
                     II-F      3.24     3.83       (15%)
                     II-G      3.26     3.90       (16%)
                     II-H      3.29     3.99       (18%)

                             1997 Compared to 1996
                             ---------------------

                             Average Sales Prices
--------------------------------------------------------------------------
P/ship               1997                     1996             % Change
------         ----------------        ----------------       ------------
                 Oil        Gas          Oil        Gas
               ($/Bbl)    ($/Mcf)      ($/Bbl)    ($/Mcf)      Oil     Gas
               -------    -------      -------    -------     -----    ---
 II-A          $18.85     $2.28        $20.40     $2.15       ( 8%)     6%
 II-B           19.13      2.41         20.92      2.15       ( 9%)    12%
 II-C           19.04      2.34         21.14      2.04       (10%)    15%
 II-D           18.68      2.25         20.03      1.83       ( 7%)    23%
 II-E           19.10      2.30         20.37      1.85       ( 6%)    24%
 II-F           18.66      2.30         19.83      1.96       ( 6%)    17%
 II-G           18.66      2.31         19.83      1.96       ( 6%)    18%
 II-H           18.67      2.33         19.85      1.94       ( 6%)    20%


                              Production Volumes
-----------------------------------------------------------------------------
P/ship              1997                      1996               % Change
------       ------------------        ------------------      --------------
               Oil         Gas           Oil        Gas          Oil     Gas
             (Bbls)       (Mcf)        (Bbls)      (Mcf)       (Bbls)   (Mcf)
             -------    ---------      ------    ---------     ------   -----
 II-A        105,866    1,505,818      103,230   1,737,090       3%     (13%)
 II-B         67,591    1,047,458       74,434   1,219,775     ( 9%)    (14%)
 II-C         22,753      582,748       25,093     685,344     ( 9%)    (15%)
 II-D         50,413    1,501,911       66,517   1,637,645     (24%)    ( 8%)
 II-E         42,668      783,379       53,804     861,464     (21%)    ( 9%)
 II-F         45,014      586,444       47,395     761,702     ( 5%)    (23%)
 II-G         94,553    1,256,464       99,593   1,626,530     ( 5%)    (23%)
 II-H         21,998      304,593       23,172     397,146     ( 5%)    (23%)


                           Average Production Costs
                         per Equivalent Barrel of Oil
                    -------------------------------------
                    P/ship     1997     1996     % Change
                    ------    -----    -----     --------
                     II-A     $5.29    $4.94         7%
                     II-B      5.43     4.19        30%
                     II-C      4.40     4.33         2%
                     II-D      5.51     5.31         4%
                     II-E      5.25     4.63        13%
                     II-F      3.83     3.69         4%
                     II-G      3.90     3.74         4%
                     II-H      3.99     3.80         5%

      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item 5. Market for Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of reserves, thereby resulting in a positive economic impact. Assuming 1998 production levels for future years, the Partnerships proved reserve quantities at December 31, 1998 would have the following remaining lives:

                  Partnership       Gas-Years        Oil-Years
                  -----------       ---------        ---------

                     II-A              5.4              4.2
                     II-B              5.9              4.5
                     II-C              7.5              7.1
                     II-D              8.0              6.8
                     II-E              6.9              4.4
                     II-F              7.0              6.5
                     II-G              7.0              6.6
                     II-H              7.1              6.6


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

      The Partnerships sold certain oil and gas properties during 1997 and 1998. The sale of the Partnerships' properties were made by the General Partner after giving due consideration to both the offer price and the General Partner's estimate of the property's remaining proved reserves and future operating costs. Net proceeds from the sale of any such properties were distributed to the Partnerships and included in the calculation of the Partnerships' cash distributions for the quarter immediately following the Partnerships' receipt of the proceeds. The amount of such proceeds from the sale of oil and gas properties during 1998 and 1997 were as follows:

               Partnership           1998           1997
               -----------        ----------     ----------

                  II-A           $  787,854     $  225,375
                  II-B               82,454        251,335
                  II-C              250,629        208,805
                  II-D              669,933        629,832
                  II-E              357,625        431,541
                  II-F              717,792        758,534
                  II-G            1,503,817      1,658,135
                  II-H              345,716        414,950

      The General Partner believes that the sale of these properties will be beneficial to the Partnerships in the long-term since the properties sold generally had a higher ratio of future operating expenses as compared to reserves than the properties not sold.

      On July 30, 1998 the II-A, II-B, II-C, II-D, and II-E Partnerships and certain other related parties reached a settlement with a gas purchaser involving claims for take or pay deficiencies and gas pricing issues arising out of a gas purchase contract. As a result of this settlement, such Partnerships received the following settlement amounts:

                                 SETTLEMENT      PER
            PARTNERSHIP            AMOUNT        UNIT
            -----------           ---------     ------

               II-A              $1,710,190     $ 3.53
               II-B               2,793,295       7.72
               II-C               1,197,148       7.74
               II-D               3,033,646       9.63
               II-E               6,159,355      26.92

The settlement amounts were included in the Partnerships' November 1998 cash distributions.

      There can be no assurance as to the amount of the Partnerships' future cash distributions. The Partnerships' ability to make cash distributions depends primarily upon the level of available cash flow generated by the Partnerships' operating activities, which will be affected (either positively or negatively) by many factors beyond the control of the Partnerships, including the price of and demand for oil and gas and other market and economic conditions. Even if prices and costs remain stable, the amount of cash available for distributions will decline over time (as the volume of production from producing properties declines) since the Partnerships are not replacing production through acquisitions of producing properties and drilling. The Partnerships' quantity of proved reserves has been reduced by the sale of oil and gas properties as described above; therefore, it is possible that the

Partnerships' future cash distributions will decline as a result of a reduction of the Partnerships' reserve base.

      The Partnerships will terminate on December 31, 2001 in accordance with the Partnership Agreements. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of this Annual Report, the General Partner has not determined whether to extend the term of any Partnership.


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Partnerships in 1998. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."

      Year 2000

                                   In General

      The Year 2000 Issue ("Y2K") refers to the inability of computer and other information technology systems to properly process date and time information, stemming from the earlier programming practice of using two digits rather than four to represent the year in a date. For example, computer programs and imbedded chips that are date sensitive may recognize a date using (00) as the year 1900 rather than the year 2000. The consequence of Y2K is that computer and imbedded processing systems may be at risk of malfunctioning, particularly during the transition from 1999 to 2000.

      The effects of Y2K are exacerbated by the interdependence of computer and telecommunication systems throughout the world. This interdependence also exists among the Partnerships, Samson, and their vendors, customers, and business partners, as well as with regulators. The potential risks associated with Y2K for an oil and gas production company fall into three general areas: (i) financial, leasehold and administrative computer systems, (ii) imbedded systems in field process control units, and (iii) third party exposures. As discussed below, the General Partner does not believe that these risks will be material to the Partnerships' operations.

     The Partnerships' business is producing oil and gas. The day-to-day production of the Partnerships' oil and gas is not dependent on computers or equipment with imbedded chips. As further discussed below, management anticipates that the Partnerships' daily business activities will not be materially affected by Y2K.

      The Partnerships rely on Samson to provide all of its operational and administrative services on either a direct or indirect basis. Samson is addressing each of the three Y2K areas discussed above through a readiness process that seeks to:

          1.   increase the awareness of the issue among key employees;
          2.   identify areas of potential risk;
          3. assess the relative impact of these risks and Samson's ability to manage them; and
          4.   remediate these risks on a priority basis wherever possible.

      Samson Investment Company's Chief Financial Officer is responsible for communicating to its Board of Directors Y2K actions and for the ultimate implementation of its Y2K plan. He has delegated to Samson Investment Company's Senior Vice President-Technology and Administrative Services principal responsibility for ensuring Y2K compliance within Samson.

      Samson has been planning for the impact of Y2K on its information technology systems since 1993. As of February 1, 1999, Samson is in the final stages of implementation of a Y2K plan, as summarized below:


                      Financial and Administrative Systems

      1. Awareness. Samson has alerted its officers, managers and supervisors of Y2K issues and asked them to have their employees participate in the identification of potential Y2K risks which might otherwise go unnoticed by higher level employees and officers. As a result, awareness of the issue is considered high.

      2. Risk Identification. Samson's most significant financial and administrative systems exposure is the Y2K status of the accounting and land administration system used to collect and manage data for internal management decision making and for external revenue and accounts payable purposes. Other concerns include network hardware and software, desktop computing hardware and software, telecommunications, and office space readiness.

      3. Risk  Assessment.  The failure to identify  and correct a material  Y2K problem could result in inaccurate or untimely financial information for management decision-making or cash flow and payment purposes, including maintaining oil and gas leases.

      4. Remediation. Since 1993, Samson has been upgrading its accounting and land administration software. Substantially all of the Y2K upgrades have been completed, with the remainder scheduled to be completed during the 1st quarter of 1999. In addition, in 1997 and 1998 Samson replaced or applied software patches to substantially all of its network and desktop software applications and believes them to be generally Y2K compliant. Additional patches or software upgrades will be applied no later than March 31, 1999 to complete this process. The costs of all such risk assessments and remediation are not expected to be material to the Partnerships.

      5. Contingency Planning. Notwithstanding the foregoing, should there be significant unanticipated disruptions in Samson's financial and administrative systems, all of the accounting processes that are currently automated will need to be performed manually. Samson will consider in the second half of 1999 its options with respect to contingency arrangements for temporary staffing to accommodate such situations.


                                Imbedded Systems

      1. Awareness. Samson's Y2K program has involved all levels of field personnel from production foremen and higher. Employees at all levels of the organization have been asked to participate in the identification of potential Y2K risks, which might otherwise go unnoticed by higher level employees and officers of Samson, and as a result, awareness of the issue is considered high.

      2. Risk Identification. Samson has inventoried all possible exposures to imbedded chips and systems. Such exposures can be classified as either (i) oil and gas production and processing equipment or (ii) office machines such as faxes, copiers, phones, etc.

      With respect to oil and gas production and processing equipment, neither Samson nor the Partnerships operate offshore wells, significant processing plants, or wells with older electronic monitoring systems. As a result, Samson's inventory identified less than 10 applications using imbedded chips. All of these are in the process of being tested by the respective vendors and are expected to be Y2K compliant or replaced no later than May 30, 1999. Oil and gas production related to such equipment is very minor with respect to the entire Samson group, and, in fact, the Partnerships' production may not use such equipment at all.

      Office machines are currently being tested by Samson and vendors. It is expected that such machines will be made compliant or replaced no later than March 31, 1999.

      3. Risk Assessment and Remediation. The failure to identify and correct a material Y2K problem in an imbedded system could result in outcomes ranging from errors in data reporting to curtailments or shutdowns in production. As noted above, Samson has identified less than 10 imbedded system applications that may have a Y2K problem. None of these applications are believed to be material to Samson or the Partnerships. Once identified, assessed and prioritized, Samson intends to test and upgrade imbedded components and systems in field process control units deemed to pose the greatest risk of significant non-compliance and capable of testing. Samson believes that sufficient manual processes are available to minimize any such field level risk and that there will be no material impact on the Partnerships with respect to these applications.

      4. Contingency Planning. Should material production disruptions occur as a result of Y2K failures in field operations, Samson will utilize its existing field personnel in an attempt to avoid any material impact on operating cash flow. Samson is not able to quantify any potential exposure in the event of systems failure or inadequate manual alternatives.


                              Third Party Exposures

      1. Awareness. Samson has advised management to consider Y2K implications with its outside vendors, customers, and business partners. Management has been asked to participate in the identification of potential third party Y2K risks and, as a result, awareness of the issue is considered high.

      2. Risk Identification. Samson's most significant third party Y2K exposure is its dependence on third parties for the receipt of revenues from oil and gas sales. However, virtually all of these purchasers are very large and sophisticated companies. Other Y2K concerns include the availability of electric power to Samson's field operations, the integrity of telecommunication systems, and the readiness of commercial banks to execute electronic fund transfers.

      3. Risk Assessment. Because of the high awareness of the Y2K problem in the U.S., Samson has not undertaken and does not plan to undertake a formal company wide plan to make inquiries of third parties on the subject of Y2K readiness. If it did so, Samson has no ability to require responses to such inquiries or to independently verify their accuracy. Samson has, however, received oral assurances from its significant oil and gas purchasers of Y2K compliance. If significant disruptions from major purchasers were to occur, however, there could be a material and adverse impact on the Partnerships' results of operations, liquidity, and financial conditions.

      It is important to note that third party oil and gas purchasers have significant incentives to avoid disruptions arising from a Y2K failure. For example, most of these parties are under contractual obligations to purchase oil and gas or disperse revenues to Samson. The failure to do so will result in contractual and statutory penalties. Therefore, the General Partner believes that it is unlikely that there will be material third party non-compliance with purchase and remittance obligations as a result of Y2K issues.

      4. Remediation. Where Samson perceives significant risk of Y2K non-compliance that may have a material impact on it, and where the relationship between Samson and a vendor, customer, or business partner permits, joint testing may be undertaken during 1999 to further identify these risks.

      5. Contingency Planning. In the unlikely event that material production disruptions occur as a result of Y2K failures of third parties, the Partnerships' operating cash flow could be impacted. This contingency will be factored into deliberations on the level of quarterly cash distributions paid out during any such period of cash flow disruption.


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

      The Partnerships do not hold any market risk sensitive instruments.


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

            Name            Age      Position with General Partner
      ----------------      ---     --------------------------------

      Dennis R. Neill        46     President and Director

      Judy K. Fox            47     Secretary

The director will hold office until the next annual meeting of shareholders of Geodyne and until his successor has been duly elected and qualified. All executive officers serve at the discretion of the Board of Directors.

      Dennis R. Neill joined Samson in 1981, was named Senior Vice President and Director of Geodyne on March 3, 1993, and was named President of Geodyne and its subsidiaries on June 30, 1996. Prior to joining Samson, he was associated with a Tulsa law firm, Conner and Winters, where his principal practice was in the securities area. He received a Bachelor of Arts degree in political science from Oklahoma State University and a Juris Doctorate degree from the University of Texas. Mr. Neill also serves as Senior Vice President of Samson Investment Company and as President and Director of Samson Properties Incorporated, Samson Hydrocarbons Company, Dyco Petroleum Corporation, Berry Gas Company, Circle L Drilling Company, Snyder Exploration Company, and Compression, Inc.

      Judy K. Fox joined Samson in 1990 and was named Secretary of Geodyne and its subsidiaries on June 30, 1996. Prior to joining Samson, she served as Gas Contract Manager for Ely Energy Company. Ms. Fox is also Secretary of Berry Gas Company, Circle L Drilling Company, Compression, Inc., Dyco Petroleum Corporation, Samson Hydrocarbons Company, Snyder Exploration Company, and Samson Properties Incorporated.


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Partnerships and the General Partner, there were no officers, directors, or ten percent owners who were delinquent filers during 1998 of reports required under Section 16 of the Securities Exchange Act of 1934.

ITEM 11.  EXECUTIVE COMPENSATION

      The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. The amount of general and administrative expense allocated to the General Partner and its affiliates which was charged to each Partnership during 1998, 1997, and 1996 is set forth in the table below. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements.


            Partnership        1998         1997          1996
            -----------      --------     --------      --------

               II-A          $509,772     $509,772      $509,772
               II-B           380,760      380,760       380,760
               II-C           162,756      162,756       162,756
               II-D           331,452      331,452       331,452
               II-E           240,864      240,864       240,864
               II-F           180,420      180,420       180,420
               II-G           391,776      391,776       391,776
               II-H            96,540       96,540        96,540


      None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates during 1998, 1997, and 1996:






                                                 Salary Reimbursements

                                                    II-A Partnership
                                                    ----------------
                                           Three Years Ended December 31, 1998

                                                                          Long Term Compensation
                                                                  ----------------------------------
                                   Annual Compensation                   Awards              Payouts
                                -------------------------         ---------------------      -------
                                                                                  Securi-
                                                       Other                       ties                   All
     Name                                              Annual     Restricted      Under-                 Other
      and                                             Compen-       Stock         lying       LTIP      Compen-
   Principal                    Salary     Bonus      sation       Award(s)      Options/    Payouts    sation
   Position             Year      ($)       ($)         ($)          ($)          SARs(#)      ($)        ($)
---------------         ----    -------   -------     -------     ----------     --------    -------    -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)           1996       -         -           -            -             -           -          -

Dennis R. Neill,
President(2)(3)         1996       -         -           -            -             -           -          -
                        1997       -         -           -            -             -           -          -
                        1998       -         -           -            -             -           -          -
All Executive
Officers,
Directors,
and Employees
as a group(4)           1996    $298,217     -           -            -             -           -          -
                        1997    $304,538     -           -            -             -           -          -
                        1998    $301,683     -           -            -             -           -          -
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




                                                Salary Reimbursements

                                                    II-B Partnership
                                                    ----------------
                                          Three Years Ended December 31, 1998

                                                                             Long Term Compensation
                                                                     ------------------------------------
                                    Annual Compensation                       Awards              Payouts
                                 -------------------------           -----------------------      -------
                                                                                     Securi-
                                                          Other                       ties                      All
     Name                                                 Annual     Restricted      Under-                    Other
      and                                                Compen-       Stock         lying         LTIP       Compen-
   Principal                     Salary       Bonus      sation       Award(s)      Options/      Payouts     sation
   Position             Year       ($)         ($)         ($)          ($)          SARs(#)        ($)         ($)
---------------         ----     -------     -------     -------     ----------     --------      -------     -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)           1996        -           -           -            -             -             -           -

Dennis R. Neill,
President(2)(3)         1996        -           -           -            -             -             -           -
                        1997        -           -           -            -             -             -           -
                        1998        -           -           -            -             -             -           -
All Executive
Officers,
Directors,
and Employees
as a group(4)           1996     $222,745       -           -            -             -             -           -
                        1997     $227,466       -           -            -             -             -           -
                        1998     $225,334       -           -            -             -             -           -
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




                                                 Salary Reimbursements

                                                    II-C Partnership
                                                    ----------------
                                            Three Years Ended December 31, 1998

                                                                           Long Term Compensation
                                                                    -----------------------------------
                                    Annual Compensation                      Awards             Payouts
                                 -------------------------          ---------------------       -------
                                                                                    Securi-
                                                          Other                      ties                     All
     Name                                                 Annual    Restricted      Under-                   Other
      and                                                Compen-      Stock         lying        LTIP       Compen-
   Principal                     Salary       Bonus      sation      Award(s)      Options/     Payouts     sation
   Position             Year       ($)         ($)         ($)         ($)          SARs(#)       ($)         ($)
---------------         ----     -------     -------     -------    ----------     --------     -------     -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)           1996        -           -           -           -              -           -           -

Dennis R. Neill,
President(2)(3)         1996        -           -           -           -              -           -           -
                        1997        -           -           -           -              -           -           -
                        1998        -           -           -           -              -           -           -
All Executive
Officers,
Directors,
and Employees
as a group(4)           1996     $95,212        -           -           -              -           -           -
                        1997     $97,230        -           -           -              -           -           -
                        1998     $96,319        -           -           -              -           -           -
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





                                                 Salary Reimbursements

                                                    II-D Partnership
                                                    ----------------
                                           Three Years Ended December 31, 1998

                                                                           Long Term Compensation
                                                                     ----------------------------------
                                    Annual Compensation                     Awards              Payouts
                                 -------------------------           ---------------------      -------
                                                                                     Securi-
                                                          Other                       ties                    All
     Name                                                 Annual     Restricted      Under-                  Other
      and                                                Compen-       Stock         lying       LTIP       Compen-
   Principal                     Salary       Bonus      sation       Award(s)      Options/    Payouts     sation
   Position             Year       ($)         ($)         ($)          ($)          SARs(#)      ($)         ($)
---------------         ----     -------     -------     -------     ----------     --------    -------     -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)           1996        -           -           -             -             -          -           -

Dennis R. Neill,
President(2)(3)         1996        -           -           -             -             -          -           -
                        1997        -           -           -             -             -          -           -
                        1998        -           -           -             -             -          -           -

All Executive
Officers,
Directors,
and Employees
as a group(4)           1996     $193,899       -           -             -             -          -           -
                        1997     $198,009       -           -             -             -          -           -
                        1998     $196,153       -           -             -             -          -           -
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




                                                 Salary Reimbursements

                                                    II-E Partnership
                                                    ----------------
                                           Three Years Ended December 31, 1998

                                                                           Long Term Compensation
                                                                    -----------------------------------
                                    Annual Compensation                     Awards              Payouts
                                 -------------------------          ---------------------       -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                     Salary      Bonus      sation       Award(s)      Options/     Payouts     sation
   Position             Year       ($)        ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------         ----     -------    -------     -------     ----------     --------     -------     -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)           1996        -          -          -             -              -           -           -

Dennis R. Neill,
President(2)(3)         1996        -          -          -             -              -           -           -
                        1997        -          -          -             -              -           -           -
                        1998        -          -          -             -              -           -           -

All Executive
Officers,
Directors,
and Employees
as a group(4)           1996     $140,905      -          -             -              -           -           -
                        1997     $143,892      -          -             -              -           -           -
                        1998     $142,543      -          -             -              -           -           -
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





                                                 Salary Reimbursements

                                                    II-F Partnership
                                                    ----------------
                                            Three Years Ended December 31, 1998

                                                                            Long Term Compensation
                                                                     ----------------------------------
                                    Annual Compensation                     Awards              Payouts
                                 -------------------------           ---------------------      -------
                                                                                     Securi-
                                                          Other                       ties                    All
     Name                                                 Annual     Restricted      Under-                  Other
      and                                                Compen-       Stock         lying       LTIP       Compen-
   Principal                     Salary       Bonus      sation       Award(s)      Options/    Payouts     sation
   Position             Year       ($)         ($)         ($)          ($)          SARs(#)      ($)         ($)
---------------         ----     -------     -------     -------     ----------     --------    -------     -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)           1996        -           -          -              -             -          -           -

Dennis R. Neill,
President(2)(3)         1996        -           -          -              -             -          -           -
                        1997        -           -          -              -             -          -           -
                        1998        -           -          -              -             -          -           -

All Executive
Officers,
Directors,
and Employees
as a group(4)           1996     $105,546       -          -              -             -          -           -
                        1997     $107,783       -          -              -             -          -           -
                        1998     $106,773       -          -              -             -          -           -
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






                                                 Salary Reimbursements

                                                    II-G Partnership
                                                    ----------------
                       Three Years Ended December 31, 1998

                                                                          Long Term Compensation
                                                                  -------------------------------------
                                   Annual Compensation                    Awards                Payouts
                                -------------------------         ---------------------         -------
                                                                                 Securi-
                                                       Other                      ties                        All
     Name                                              Annual     Restricted     Under-                      Other
      and                                             Compen-       Stock        lying           LTIP       Compen-
   Principal                    Salary      Bonus     sation       Award(s)     Options/        Payouts     sation
   Position             Year      ($)        ($)        ($)          ($)         SARs(#)          ($)         ($)
---------------         ----    -------    -------    -------     ----------    --------        -------     -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)           1996      -           -         -              -            -              -           -

Dennis R. Neill,
President(2)(3)         1996      -           -         -              -            -              -           -
                        1997      -           -         -              -            -              -           -
                        1998      -           -         -              -            -              -           -
All Executive
Officers,
Directors,
and Employees
as a group(4)           1996    $229,189      -         -              -            -              -           -
                        1997    $234,047      -         -              -            -              -           -
                        1998    $231,853      -         -              -            -              -           -
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





                                                 Salary Reimbursements
                                                    II-H Partnership
                                                    ----------------
                                           Three Years Ended December 31, 1998

                                                                           Long Term Compensation
                                                                  -------------------------------------
                                   Annual Compensation                       Awards             Payouts
                                -------------------------         -------------------------     -------
                                                                                   Securi-
                                                         Other                      ties                      All
     Name                                                Annual   Restricted       Under-                    Other
      and                                               Compen-     Stock          lying         LTIP       Compen-
   Principal                    Salary       Bonus      sation     Award(s)       Options/      Payouts     sation
   Position             Year      ($)         ($)         ($)        ($)           SARs(#)        ($)         ($)
---------------         ----    -------     -------     -------   ----------      --------      -------     -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)           1996       -          -            -          -               -            -           -

Dennis R. Neill,
President(2)(3)         1996       -          -            -          -               -            -           -
                        1997       -          -            -          -               -            -           -
                        1998       -          -            -          -               -            -           -
All Executive
Officers,
Directors,
and Employees
as a group(4)           1996    $56,476       -            -          -               -            -           -
                        1997    $57,673       -            -          -               -            -           -
                        1998    $57,132       -            -          -               -            -           -
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

      Samson maintains necessary inventories of new and used field equipment. Samson may have provided some of this equipment for wells in which the Partnerships have an interest. This equipment was provided at prices or rates equal to or less than those normally charged in the same or comparable geographic area by unaffiliated persons or companies dealing at arm's length. The operators of these wells billed the Partnerships for a portion of such costs based upon the Partnerships' interest in the well.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Units as of February 1, 1999 by (i) each beneficial owner of more than five percent of the issued and outstanding Units, (ii) the directors and officers of the General Partner, and (iii) the General Partner and its affiliates. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.

                                                          Number of Units
                                                            Beneficially
                                                           Owned (Percent
          Beneficial Owner                                of Outstanding)
------------------------------------                     ------------------

II-A Partnership:
----------------
   Samson Resources Company                                 73,940      (15.3%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                       73,940      (15.3%)

II-B Partnership:
----------------
   Samson Resources Company                                 58,240      (16.1%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                       58,240      (16.1%)

II-C Partnership:
----------------
   Samson Resources Company                                 33,567      (21.7%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                       33,567      (21.7%)

II-D Partnership:
----------------
   Samson Resources Company                                 42,520      (13.5%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                       42,520      (13.5%)

II-E Partnership:
----------------
   Samson Resources Company                                 39,864      (17.4%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                       39,864      (17.4%)

II-F Partnership:
----------------
   Samson Resources Company                                 24,864      (14.5%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                       24,864      (14.5%)

II-G Partnership:
----------------
   Samson Resources Company                                 41,224      (11.1%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                       41,224      (11.1%)

II-H Partnership:
----------------
   Samson Resources Company                                 14,759      (16.1%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                       14,759      (16.1%)


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

      The General Partner does not devote all of its time, efforts, and personnel exclusively to the Partnerships. Furthermore, the Partnerships do not have any employees, but instead rely on the personnel of Samson. The Partnerships thus compete with Samson (including other oil and gas partnerships) for the time and resources of such personnel. Samson devotes such time and personnel to the management of the Partnerships as are indicated by the circumstances and as are consistent with the General Partner's fiduciary duties.

      Affiliates of the Partnerships are solely responsible for the negotiation, administration, and enforcement of oil and gas sales agreements covering the Partnerships' leasehold interests. Because affiliates of the Partnership who provide services to the Partnership have fiduciary or other duties to other members of Samson, contract amendments and negotiating positions taken by them in their effort to enforce contracts with purchasers may not necessarily represent the positions that the Partnerships would take if they were to administer their own contracts without involvement with other members of Samson. On the other hand, management believes that the Partnerships' negotiating strength and contractual positions have been enhanced by virtue of their affiliation with Samson.


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

               as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 are filed as part of this report:

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


               4.3 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-A, filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

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

               4.11 Third  Amendment to  Agreement  and  Certificate  of Limited
                    Partnership of Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on April 4, 1996 and is hereby incorporated by reference.

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

          *    23.5  Consent of Ryder  Scott  Company  Petroleum  Engineers  for
                     Geodyne Energy Income Limited Partnership II-E.

          *    23.6  Consent of Ryder  Scott  Company  Petroleum  Engineers  for
                     Geodyne Energy Income Limited Partnership II-F.

          *    23.7  Consent of Ryder  Scott  Company  Petroleum  Engineers  for
                     Geodyne Energy Income Limited Partnership II-G.

          *    23.8  Consent of Ryder  Scott  Company  Petroleum  Engineers  for
                     Geodyne Energy Income Limited Partnership II-H.

          *    27.1  Financial  Data  Schedule   containing   summary  financial
                     information   extracted  from  the  Geodyne  Energy  Income
                     Limited Partnership II-A's financial statements as of December 31, 1998 and for the year ended December 31, 1998.

          * 27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-B's financial statements as of December 31, 1998 and for the year ended December 31, 1998.

          * 27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-C's financial statements as of December 31, 1998 and for the year ended December 31, 1998.

          * 27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-D's financial statements as of December 31, 1998 and for the year ended December 31, 1998.

          * 27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-E's financial statements as of December 31, 1998 and for the year ended December 31, 1998.

          * 27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-F's financial statements as of December 31, 1998 and for the year ended December 31, 1998.

          * 27.7 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-G's financial statements as of December 31, 1998 and for the year ended December 31, 1998.

          * 27.8 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-H's financial statements as of December 31, 1998 and for the year ended December 31, 1998.


               All other Exhibits are omitted as inapplicable.

               ----------

               *Filed herewith.


     (b)  Reports on Form 8-K filed during the fourth quarter of 1998:

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

                                          February 23, 1999


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

By:   /s/Dennis R. Neill         President and              February 23, 1999
      -------------------        Director (Principal
         Dennis R. Neill         Executive Officer)

      /s/Patrick M. Hall         (Principal                 February 23, 1999
      -------------------        Financial and
         Patrick M. Hall         Accounting Officer)

      /s/Judy K. Fox             Secretary                  February 23, 1999
      -------------------
         Judy K. Fox

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
GEODYNE PRODUCTION PARTNERSHIP II-A


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-A, an Oklahoma limited partnership, and Geodyne Production Partnership II-A, an Oklahoma general partnership, at December 31, 1998 and 1997, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                    PricewaterhouseCoopers LLP












Tulsa, Oklahoma
January 29, 1999

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-A
                            Combined Balance Sheets
                          December 31, 1998 and 1997

                                    ASSETS
                                    ------

                                                   1998          1997
                                               -----------    ----------
CURRENT ASSETS:
   Cash and cash equivalents                    $  213,480     $  830,584
   Accounts receivable:
      Oil and gas sales                            506,282        837,560
      Other                                          -             20,975
                                                 ---------      ---------
      Total current assets                      $  719,762     $1,689,119

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 4,109,296      4,894,853

DEFERRED CHARGE                                    701,486        911,041
                                                 ---------      ---------
                                                $5,530,544     $7,495,013
                                                 =========      =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $  171,762     $  233,246
   Gas imbalance payable                           125,904        142,043
                                                 ---------      ---------
      Total current liabilities                 $  297,666     $  375,289

ACCRUED LIABILITY                               $  180,325     $  157,050

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($  417,336)   ($  387,587)
   Limited Partners, issued and
      outstanding, 484,283 Units                 5,469,889      7,350,261
                                                 ---------      ---------
      Total Partners' capital                   $5,052,553     $6,962,674
                                                 ---------      ---------
                                                $5,530,544     $7,495,013
                                                 =========      =========


              The accompanying notes are an integral part of these
                         combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-A
                       Combined Statements of Operations
             For the Years Ended December 31, 1998, 1997, and 1996

                                      1998         1997           1996
                                   ----------    ----------    ----------

REVENUES:
   Oil and gas sales               $3,911,823    $5,431,745    $5,832,874
   Interest income                     55,219        33,085        28,323
   Gain on sale of oil and
      gas properties                  685,375       176,789        96,827
   Gas contract settlement
     income                         1,710,190          -             -
   Other income                          -           20,975          -
                                    ---------     ---------     ---------
                                   $6,362,607    $5,662,594    $5,958,024

COSTS AND EXPENSES:
   Lease operating                 $1,532,475    $1,538,814    $1,601,063
   Production tax                     240,522       349,607       339,977
   Depreciation, depletion,
      and amortization of oil
      and gas properties              799,874       780,241     1,196,600
   Impairment provision               164,111       684,276          -
   General and administrative         573,597       591,256       620,562
                                    ---------     ---------     ---------
                                   $3,310,579    $3,944,194    $3,758,202
                                    ---------     ---------     ---------
NET INCOME                         $3,052,028    $1,718,400    $2,199,822
                                    =========     =========     =========

GENERAL PARTNER -
   NET INCOME                      $  188,400    $  141,030    $  156,483
                                    =========     =========     =========

LIMITED PARTNERS -
   NET INCOME                      $2,863,628    $1,577,370    $2,043,339
                                    =========     =========     =========

NET INCOME per Unit                $     5.91    $     3.26    $     4.22
                                    =========     =========     =========

UNITS OUTSTANDING                     484,283       484,283       484,283
                                    =========     =========     =========


              The accompanying notes are an integral part of these
                         combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-A
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 1998, 1997, and 1996

                                Limited          General
                               Partners          Partner          Total
                             -------------     ----------     -------------

Balance, Dec. 31, 1995        $ 9,494,552      ($311,994)      $ 9,182,558
   Net income                   2,043,339        156,483         2,199,822
   Cash distributions        (  2,600,000)     ( 186,970)     (  2,786,970)
                               ----------        -------        ----------
Balance, Dec. 31, 1996        $ 8,937,891      ($342,481)      $ 8,595,410
   Net income                   1,577,370        141,030         1,718,400
   Cash distributions        (  3,165,000)     ( 186,136)     (  3,351,136)
                               ----------        -------        ----------

Balance, Dec. 31, 1997        $ 7,350,261      ($387,587)      $ 6,962,674
   Net income                   2,863,628        188,400         3,052,028
   Cash distributions        (  4,744,000)     ( 218,149)     (  4,962,149)
                               ----------        -------        ----------

Balance, Dec. 31, 1998        $ 5,469,889      ($417,336)      $ 5,052,553
                               ==========        =======        ==========


              The accompanying notes are an integral part of these
                         combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-A
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 1998, 1997, and 1996

                                      1998             1997             1996
                                  ------------     ------------     ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                      $3,052,028       $1,718,400       $2,199,822
   Adjustments to reconcile
      net income to net
      cash provided by
      operating activities:
      Depreciation, depletion,
         and amortization of oil
         and gas properties           799,874          780,241        1,196,600
      Impairment provision            164,111          684,276             -
      Gain on sale of oil and
         gas properties           (   685,375)     (   176,789)     (    96,827)
      (Increase) decrease in
          accounts receivable-
           oil and gas sales          331,278          235,899      (   308,384)
      (Increase) decrease in
          accounts receivable
           - other                     20,975      (    20,975)            -
      Decrease in
         deferred charge              209,555           37,176          221,060
      Increase (decrease) in
         accounts payable         (    61,484)          20,445      (       325)
      Increase (decrease) in
         gas imbalance payable    (    16,139)          40,550      (    63,344)
      Increase (decrease) in
         accrued Liability             23,275      (     1,633)     (   113,984)
                                    ---------        ---------        ---------
   Net cash provided by
      operating activities         $3,838,098       $3,317,590       $3,034,618
                                    ---------        ---------        ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures           ($  280,907)     ($  237,163)     ($   98,540)
   Proceeds from sale of
      oil and gas properties          787,854          225,375          218,786
                                    ---------        ---------        ---------
   Net cash provided (used)
      by investing activities      $  506,947      ($   11,788)      $  120,246
                                    ---------        ---------        ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions             ($4,962,149)     ($3,351,136)     ($2,786,970)
                                    ---------        ---------        ---------
   Net cash used by financing
      activities                  ($4,962,149)     ($3,351,136)     ($2,786,970)
                                    ---------        ---------        ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS      ($  617,104)     ($   45,334)      $  367,894

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD             830,584          875,918          508,024
                                    ---------        ---------        ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                $  213,480       $  830,584       $  875,918
                                    =========        =========        =========


                     The accompanying notes are an integral
                  part of these combined financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
GEODYNE PRODUCTION PARTNERSHIP II-B


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-B, an Oklahoma limited partnership, and Geodyne Production Partnership II-B, an Oklahoma general partnership, at December 31, 1998 and 1997, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






                                    PricewaterhouseCoopers LLP












Tulsa, Oklahoma
January 29, 1999

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-B
                            Combined Balance Sheets
                          December 31, 1998 and 1997

                                    ASSETS
                                    ------

                                                    1998           1997
                                                -----------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                     $  107,021     $  644,574
   Accounts receivable:
      Oil and gas sales                             328,334        565,152
                                                  ---------      ---------
      Total current assets                       $  435,355     $1,209,726

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  2,569,828      3,035,158

DEFERRED CHARGE                                     179,833        169,811
                                                  ---------      ---------
                                                 $3,185,016     $4,414,695
                                                  =========      =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                              $   77,383     $  141,754
   Gas imbalance payable                             19,790         24,671
                                                  ---------      ---------
      Total current liabilities                  $   97,173     $  166,425

ACCRUED LIABILITY                                $   98,681     $   88,519

PARTNERS' CAPITAL (DEFICIT):
   General Partner                              ($  320,234)   ($  305,223)
   Limited Partners, issued and
      outstanding, 361,719 Units                  3,309,396      4,464,974
                                                  ---------      ---------
      Total Partners' capital                    $2,989,162     $4,159,751
                                                  ---------      ---------
                                                 $3,185,016     $4,414,695
                                                  =========      =========



              The accompanying notes are an integral part of these
                         combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-B
                       Combined Statements of Operations
             For the Years Ended December 31, 1998, 1997, and 1996

                                       1998         1997           1996
                                   ----------     ---------    ----------
REVENUES:
   Oil and gas sales               $2,492,043    $3,816,269     $4,179,527
   Interest income                     50,430        19,644         16,689
   Gain (loss) on sale of
      oil and gas
      properties                       65,551       203,247    (    28,890)
   Gas contract settlement
      income                        2,793,295          -              -
                                    ---------     ---------      ---------
                                   $5,401,319    $4,039,160     $4,167,326

COSTS AND EXPENSES:
   Lease operating                 $  938,926    $1,062,972     $  912,347
   Production tax                     153,573       251,478        252,366
   Depreciation, depletion,
      and amortization of oil
      and gas properties              532,041       546,957      1,062,233
   Impairment provision                  -          530,988           -
   General and
      administrative                  430,272       451,569        496,791
                                    ---------     ---------      ---------
                                   $2,054,812    $2,843,964     $2,723,737
                                    ---------     ---------      ---------
NET INCOME                         $3,346,507    $1,195,196     $1,443,589
                                    =========     =========      =========

GENERAL PARTNER -
   NET INCOME                      $  186,085    $   99,884     $  113,834
                                    =========     =========      =========

LIMITED PARTNERS -
   NET INCOME                      $3,160,422    $1,095,312     $1,329,755
                                    =========     =========      =========

NET INCOME
   per Unit                        $     8.74    $     3.03     $     3.68
                                    =========     =========      =========

UNITS OUTSTANDING                     361,719       361,719        361,719
                                    =========     =========      =========




              The accompanying notes are an integral part of these
                         combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-B
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 1998, 1997, and 1996


                                  Limited         General
                                  Partners        Partner         Total
                               -------------    ----------    ------------

Balance, Dec. 31, 1995          $5,955,907      ($246,438)     $5,709,469
   Net income                    1,329,755        113,834       1,443,589
   Cash distributions          ( 1,733,000)     ( 132,579)    ( 1,865,579)
                                 ---------        -------       ---------

Balance, Dec. 31, 1996          $5,552,662      ($265,183)     $5,287,479
   Net income                    1,095,312         99,884       1,195,196
   Cash distributions          ( 2,183,000)     ( 139,924)    ( 2,322,924)
                                 ---------        -------       ---------

Balance, Dec. 31, 1997          $4,464,974      ($305,223)     $4,159,751
   Net income                    3,160,422        186,085       3,346,507
   Cash distributions          ( 4,316,000)     ( 201,096)    ( 4,517,096)
                                 ---------        -------       ---------

Balance, Dec. 31, 1998          $3,309,396      ($320,234)     $2,989,162
                                 =========        =======       =========


              The accompanying notes are an integral part of these
                         combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-B
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 1998, 1997, and 1996

                                      1998            1997              1996
                                  -----------     ------------      ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                      $3,346,507      $1,195,196        $1,443,589
   Adjustments to reconcile
      net income to net
      cash provided by
      operating activities:
      Depreciation, depletion,
         and amortization of oil
         and gas properties           532,041         546,957         1,062,233
      Impairment provision               -            530,988              -
      (Gain) loss on sale of
         oil and gas properties   (    65,551)    (   203,247)           28,890
      (Increase) decrease in
         accounts receivable          236,818         145,056       (   126,075)
      (Increase) decrease in
         deferred charge          (    10,022)    (     9,708)           66,200
      Decrease in
         accounts payable         (    64,371)    (    47,491)      (    21,981)
      Increase (decrease) in
         gas imbalance payable    (     4,881)          7,616             2,007
      Increase (decrease) in
         accrued liability             10,162           2,321       (   215,486)
                                    ---------       ---------         ---------
   Net cash provided by
      operating activities         $3,980,703      $2,167,688        $2,239,377
                                    ---------       ---------         ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures           ($   83,614)    ($   20,782)      ($   89,173)
   Proceeds from sale of
      oil and gas properties           82,454         251,335           116,393
                                    ---------       ---------         ---------
   Net cash provided (used) by
      investing activities        ($    1,160)     $  230,553        $   27,220
                                    ---------       ---------         ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions             ($4,517,096)    ($2,322,924)      ($1,865,579)
                                    ---------       ---------         ---------
   Net cash used by financing
      activities                  ($4,517,096)    ($2,322,924)      ($1,865,579)
                                    ---------       ---------         ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS      ($  537,553)     $   75,317        $  401,018

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD             644,574         569,257           168,239
                                    ---------       ---------         ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                $  107,021      $  644,574        $  569,257
                                    =========       =========         =========



                     The accompanying notes are an integral
                  part of these combined financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
GEODYNE PRODUCTION PARTNERSHIP II-C

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-C, an Oklahoma limited partnership, and Geodyne Production Partnership II-C, an Oklahoma general partnership, at December 31, 1998 and 1997, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






                                    PricewaterhouseCoopers LLP













Tulsa, Oklahoma
January 29, 1999

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-C
                            Combined Balance Sheets
                          December 31, 1998 and 1997

                                    ASSETS
                                    ------

                                                   1998            1997
                                               ------------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $   66,617      $  358,095
   Accounts receivable:
      Oil and gas sales                            157,275         273,399
      Other                                           -              1,931
                                                 ---------       ---------
      Total current assets                      $  223,892      $  633,425

NET OIL AND GAS PROPERTIES,
   utilizing the successful efforts
   method                                        1,382,430       1,667,269

DEFERRED CHARGE                                    153,412         139,621
                                                 ---------       ---------
                                                $1,759,734      $2,440,315
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $   29,848      $   33,293
   Gas imbalance payable                            38,249          22,563
                                                 ---------       ---------
      Total current liabilities                 $   68,097      $   55,856

ACCRUED LIABILITY                               $   59,308      $   49,647

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($  133,264)    ($  123,277)
   Limited Partners, issued and
      outstanding, 154,621 Units                 1,765,593       2,458,089
                                                 ---------       ---------
      Total Partners' capital                   $1,632,329      $2,334,812
                                                 ---------       ---------
                                                $1,759,734      $2,440,315
                                                 =========       =========




              The accompanying notes are an integral part of these
                         combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-C
                        Combined Statements of Operations
              For the Years Ended December 31, 1998, 1997, and 1996

                                        1998            1997             1996
                                    ----------      ----------       -----------
REVENUES:
   Oil and gas sales                $1,136,474      $1,796,657        $1,925,940
   Interest income                      25,163          11,360             8,460
   Gain on sale of oil
      and gas properties               177,795         156,919            42,354
   Gas contract settlement
      income                         1,197,148            -                 -
   Other income                           -              1,931              -
                                     ---------       ---------         ---------
                                    $2,536,580      $1,966,867        $1,976,754

COSTS AND EXPENSES:
   Lease operating                  $  351,162      $  397,402        $  477,750
   Production tax                       75,947         130,419           125,174
   Depreciation, depletion,
      and amortization of oil
      and gas properties               246,338         268,219           397,849
   Impairment provision                   -             66,617              -
   General and administrative          184,538         193,799           214,421
                                     ---------       ---------         ---------
                                    $  857,985      $1,056,456        $1,215,194
                                     ---------       ---------         ---------
NET INCOME                          $1,678,595      $  910,411        $  761,560
                                     =========       =========         =========

GENERAL PARTNER - NET INCOME        $   95,091      $   57,028        $   53,569
                                     =========       =========         =========

LIMITED PARTNERS - NET
   INCOME                           $1,583,504      $  853,383        $  707,991
                                     =========       =========         =========

NET INCOME per Unit                 $    10.24      $     5.52        $     4.58
                                     =========       =========         =========

UNITS OUTSTANDING                      154,621         154,621           154,621
                                     =========       =========         =========







                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-C
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 1998, 1997, and 1996

                                  Limited        General
                                  Partners       Partner           Total
                                ------------    ----------     ------------

Balance, Dec. 31, 1995           $3,039,715     ($ 99,615)      $2,940,100
   Net income                       707,991        53,569          761,560
   Cash distributions           (   840,000)    (  69,573)     (   909,573)
                                  ---------       -------        ---------

Balance, Dec. 31, 1996           $2,907,706     ($115,619)      $2,792,087
   Net income                       853,383        57,028          910,411
   Cash distributions           ( 1,303,000)    (  64,686)     ( 1,367,686)
                                  ---------       -------        ---------

Balance, Dec. 31, 1997           $2,458,089     ($123,277)      $2,334,812
   Net income                     1,583,504        95,091        1,678,595
   Cash distributions           ( 2,276,000)    ($105,078)     ($2,381,078)
                                  ---------       -------        ---------

Balance, Dec. 31, 1998           $1,765,593     ($133,264)      $1,632,329
                                  =========       =======        =========


              The accompanying notes are an integral part of these
                         combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-C
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 1998, 1997, and 1996

                                      1998             1997            1996
                                  ------------      ------------    ----------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                      $1,678,595        $  910,411     $  761,560
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Depreciation, depletion,
         and amortization of oil
         and gas properties           246,338           268,219        397,849
      Impairment provision               -               66,617            -
      Gain on sale of oil
         and gas properties       (   177,795)      (   156,919)    (   42,354)
      (Increase) decrease in
         accounts receivable -
         oil and gas sales            116,124            66,783     (   48,817)
      (Increase) decrease in
         accounts receivable -
         other                          1,931       (     1,931)           -
      (Increase) decrease in
         deferred charge          (    13,791)           25,332         94,988
      Increase (decrease) in
         accounts payable         (     3,445)      (    36,434)         2,434
      Increase (decrease) in
         gas imbalance payable         15,686            12,177     (   49,506)
      Increase (decrease) in
         accrued liability              9,661       (    19,501)    (   69,510)
                                    ---------         ---------      ---------
   Net cash provided by
      operating activities         $1,873,304        $1,134,754     $1,046,644
                                    ---------         ---------      ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures           ($   34,333)      ($    5,112)    ($   5,076)
   Proceeds from sale of
      oil and gas properties          250,629           208,805        172,986
                                    ---------         ---------      ---------
   Net cash provided
      by investing activities      $  216,296        $  203,693      $ 167,910
                                    ---------         ---------      ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions             ($2,381,078)      ($1,367,686)    ($ 909,573)
                                    ---------         ---------      ---------
   Net cash used by financing
      activities                  ($2,381,078)      ($1,367,686)    ($ 909,573)
                                    ---------         ---------      ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS      ($  291,478)      ($   29,239)     $ 304,981

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD             358,095           387,334         82,353
                                    ---------         ---------      ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                $   66,617        $  358,095      $ 387,334
                                    =========         =========      =========



                     The accompanying notes are an integral
                  part of these combined financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
GEODYNE PRODUCTION PARTNERSHIP II-D


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-D, an Oklahoma limited partnership, and Geodyne Production Partnership II-D, an Oklahoma general partnership, at December 31, 1998 and 1997, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.










                                    PricewaterhouseCoopers LLP








Tulsa, Oklahoma
January 29, 1999

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-D
                            Combined Balance Sheets
                          December 31, 1998 and 1997

                                    ASSETS
                                    ------

                                                  1998            1997
                                               ------------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $  311,556      $1,151,142
   Accounts receivable:
      Oil and gas sales                            342,433         646,750
      Other                                           -             20,267
                                                 ---------       ---------
      Total current assets                      $  653,989      $1,818,159

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 2,726,713       3,417,760

DEFERRED CHARGE                                    614,207         544,345
                                                 ---------       ---------
                                                $3,994,909      $5,780,264
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $   67,934      $   86,058
   Gas imbalance payable                           149,648         107,004
                                                 ---------       ---------
      Total current liabilities                 $  217,582      $  193,062

ACCRUED LIABILITY                               $  206,215      $  239,083

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($  247,182)    ($  224,003)
   Limited Partners, issued and
      outstanding, 314,878 Units                 3,818,294       5,572,122
                                                 ---------       ---------
      Total Partners' capital                   $3,571,112      $5,348,119
                                                 ---------       ---------
                                                $3,994,909      $5,780,264
                                                 =========       =========





              The accompanying notes are an integral part of these
                         combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-D
                        Combined Statements of Operations
              For the Years Ended December 31, 1998, 1997, and 1996

                                      1998            1997              1996
                                  ------------    ------------      -----------
REVENUES:
   Oil and gas sales              $2,411,051      $4,314,154         $4,329,102
   Interest income                    66,699          28,919             16,083
   Gain on sale of oil
      and gas properties             496,238         447,981             80,630
   Gas contract settlement
      income                       3,033,646            -                  -
   Other                                -             20,267               -
                                   ---------       ---------          ---------
                                  $6,007,634      $4,811,321         $4,425,815

COSTS AND EXPENSES:
   Lease operating                $  777,607      $1,331,185         $1,492,375
   Production tax                    168,364         325,902            308,524
   Depreciation, depletion,
      and amortization of oil
      and gas properties             518,991         689,112            800,433
   Impairment provision                 -            143,957               -
   General and administrative        374,675         397,583            453,882
                                   ---------       ---------          ---------
                                  $1,839,637      $2,887,739         $3,055,214
                                   ---------       ---------          ---------
NET INCOME                        $4,167,997      $1,923,582         $1,370,601
                                   =========       =========          =========

GENERAL PARTNER - NET INCOME      $  225,825      $  127,204         $   99,743
                                   =========       =========          =========

LIMITED PARTNERS -
NET INCOME                        $3,942,172      $1,796,378         $1,270,858
                                   =========       =========          =========

NET INCOME per Unit               $    12.52      $     5.70         $     4.04
                                   =========       =========          =========

UNITS OUTSTANDING                    314,878         314,878            314,878
                                   =========       =========          =========



                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-D
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 1998, 1997, and 1996

                                Limited           General
                                Partners          Partner         Total
                              ------------      ----------     ------------

Balance, Dec. 31, 1995         $6,884,886       ($143,473)      $6,741,413
   Net income                   1,270,858          99,743        1,370,601
   Cash distributions         ( 1,528,000)      ( 175,226)     ( 1,703,226)
                                ---------         -------        ---------

Balance, Dec. 31, 1996         $6,627,744       ($218,956)      $6,408,788
   Net income                   1,796,378         127,204        1,923,582
   Cash distributions         ( 2,852,000)      ( 132,251)     ( 2,984,251)
                                ---------         -------        ---------

Balance, Dec. 31, 1997         $5,572,122       ($224,003)      $5,348,119
   Net income                   3,942,172         225,825        4,167,997
   Cash distributions         ( 5,696,000)      ( 249,004)     ( 5,945,004)
                                ---------         -------        ---------

Balance, Dec. 31, 1998         $3,818,294       ($247,182)      $3,571,112
                                =========         =======        =========


              The accompanying notes are an integral part of these
                         combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-D
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 1998, 1997, and 1996

                                       1998           1997           1996
                                   ------------   ------------   ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                       $4,167,997     $1,923,582     $1,370,601
   Adjustments to reconcile
      net income to net
      cash provided by operating
      activities:
      Depreciation, depletion,
         and amortization of oil
         and gas properties            518,991        689,112        800,433
      Impairment provision                -           143,957           -
      Gain on sale of oil
         and gas properties        (   496,238)   (   447,981)   (    80,630)
      (Increase) decrease in
         accounts receivable -
         oil and gas sales             304,317        146,433    (   162,813)
      (Increase) decrease in
         accounts receivable -
         other                          20,267    (    20,267)          -
      (Increase) decrease in
         deferred Charge           (    69,862)       318,794         86,088
      Increase (decrease) in
         accounts payable          (    18,124)   (    73,909)        13,159
      Increase (decrease) in
         gas imbalance payable          42,644    (    11,309)           790
      Decrease in
         accrued liability         (    32,868)   (    27,699)   (    18,638)
                                     ---------      ---------      ---------
   Net cash provided by
     operating activities           $4,437,124     $2,640,713     $2,008,990
                                     ---------      ---------      ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures            ($    1,639)   ($   41,889)   ($   22,210)
   Proceeds from sale of
      oil and gas properties           669,933        629,832        305,815
                                     ---------      ---------      ---------
   Net cash provided
      by investing activities       $  668,294     $  587,943     $  283,605
                                     ---------      ---------      ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions              ($5,945,004)   ($2,984,251)   ($1,703,226)
                                     ---------      ---------      ---------
   Net cash used by financing
      activities                   ($5,945,004)   ($2,984,251)   ($1,703,226)
                                     ---------      ---------      ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS       ($  839,586)    $  244,405     $  589,369

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD            1,151,142        906,737        317,368
                                     ---------      ---------      ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                 $  311,556     $1,151,142     $  906,737
                                     =========      =========      =========



                     The accompanying notes are an integral
                  part of these combined financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
GEODYNE PRODUCTION PARTNERSHIP II-E


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-E, an Oklahoma limited partnership, and Geodyne Production Partnership II-E, an Oklahoma general partnership, at December 31, 1998 and 1997, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




                                    PricewaterhouseCoopers LLP












Tulsa, Oklahoma
January 29, 1999

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-E
                            Combined Balance Sheets
                          December 31, 1998 and 1997

                                    ASSETS
                                    ------

                                                   1998            1997
                                               ------------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $  376,779      $  670,777
   Accounts receivable:
      Oil and gas sales                            220,028         415,377
      Other                                           -                110
                                                 ---------       ---------
      Total current assets                      $  596,807      $1,086,264

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 2,388,613       2,841,080

DEFERRED CHARGE                                    275,532         330,531
                                                 ---------       ---------
                                                $3,260,952      $4,257,875
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $   38,881      $  100,603
   Gas imbalance payable                           148,458         171,089
                                                 ---------       ---------
      Total current liabilities                 $  187,339      $  271,692

ACCRUED LIABILITY                               $   81,050      $   63,625

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($  173,306)    ($  172,017)
   Limited Partners, issued and
      outstanding, 228,821 Units                 3,165,869       4,094,575
                                                 ---------       ---------
      Total Partners' capital                   $2,992,563      $3,922,558
                                                 ---------       ---------
                                                $3,260,952      $4,257,875
                                                 =========       =========





              The accompanying notes are an integral part of these
                         combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-E
                        Combined Statements of Operations
              For the Years Ended December 31, 1998, 1997, and 1996

                                      1998             1997            1996
                                  ------------     ------------    -----------

REVENUES:
   Oil and gas sales               $1,704,463       $2,616,003      $2,693,317
   Interest income                     99,814           21,722          10,863
   Gain on sale of oil
      and gas properties              328,245          272,654         117,078
   Gas contract settlement
      income                        6,159,355             -               -
                                    ---------        ---------       ---------
                                   $8,291,877       $2,910,379      $2,821,258

COSTS AND EXPENSES:
   Lease operating                 $  550,014       $  700,409      $  710,012
   Production tax                     122,476          208,912         203,065
   Depreciation, depletion,
      and amortization of oil
      and gas properties              544,040          626,965         728,518
   Impairment provision                  -             992,851            -
   General and administrative         276,331          314,835         417,205
                                    ---------        ---------       ---------
                                   $1,492,861       $2,843,972      $2,058,800
                                    ---------        ---------       ---------
NET INCOME                         $6,799,016       $   66,407      $  762,458
                                    =========        =========       =========

GENERAL PARTNER - NET INCOME       $  356,722       $   66,976      $   66,720
                                    =========        =========       =========

LIMITED PARTNERS -
   NET INCOME (LOSS)               $6,442,294      ($      569)     $  695,738
                                    =========        =========       =========

NET INCOME per Unit                $    28.15       $      .00      $     3.04
                                    =========        =========       =========

UNITS OUTSTANDING                     228,821          228,821         228,821
                                    =========        =========       =========




                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-E
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 1998, 1997, and 1996

                                 Limited          General
                                 Partners         Partner         Total
                              -------------     ----------    -------------

Balance, Dec. 31, 1995         $6,093,406       ($122,950)     $5,970,456
   Net income                     695,738          66,720         762,458
   Cash distributions         ( 1,019,000)      (  91,365)    ( 1,110,365)
                                ---------         -------       ---------

Balance, Dec. 31, 1996         $5,770,144       ($147,595)     $5,622,549
   Net income                 (       569)         66,976          66,407
   Cash distributions         ( 1,675,000)      (  91,398)    ( 1,766,398)
                                ---------         -------       ---------

Balance, Dec. 31, 1997         $4,094,575       ($172,017)     $3,922,558
   Net income                   6,442,294         356,722       6,799,016
   Cash distributions         ( 7,371,000)      ( 358,011)    ( 7,729,011)
                                ---------         -------       ---------

Balance, Dec. 31, 1998         $3,165,869       ($173,306)     $2,992,563
                                =========         =======       =========


              The accompanying notes are an integral part of these
                         combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-E
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 1998, 1997, and 1996

                                       1998             1997            1996
                                   ------------     ------------    ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                       $6,799,016       $   66,407      $  762,458
   Adjustments to reconcile
      net income to net
      cash provided by operating
      activities:
      Depreciation, depletion,
         and amortization of oil
         and gas properties            544,040          626,965         728,518
      Impairment provision                -             992,851            -
      Gain on sale of oil
         and gas properties        (   328,245)     (   272,654)    (   117,078)
      (Increase) decrease in
         accounts receivable -
         oil and gas sales             195,349           97,196     (   102,943)
      (Increase) decrease in
         accounts receivable -
         other                             110      (       110)           -
      Decrease in deferred
         charge                         54,999           25,116          19,098
      Increase (decrease) in
         accounts payable          (    61,722)     (    32,578)         42,789
      Increase (decrease) in
         gas imbalance payable     (    22,631)           9,908          76,916
      Increase (decrease) in
         accrued liability              17,425            4,391     (    75,049)
                                     ---------        ---------       ---------
   Net cash provided by
      operating activities          $7,198,341       $1,517,492      $1,334,709
                                     ---------        ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures            ($  120,953)     ($   40,623)    ($   70,806)
   Proceeds from sale of
      oil and gas properties           357,625          431,541         174,185
                                     ---------        ---------       ---------
  Net cash provided by
     investing activities           $  236,672       $  390,918      $  103,379
                                     ---------        ---------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions              ($7,729,011)     ($1,766,398)    ($1,110,365)
                                     ---------        ---------       ---------
   Net cash used by financing
      activities                   ($7,729,011)     ($1,766,398)    ($1,110,365)
                                     ---------        ---------       ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS       ($  293,998)      $  142,012      $  327,723

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD              670,777          528,765         201,042
                                     ---------        ---------       ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                 $  376,779       $  670,777      $  528,765
                                     =========        =========       =========


                     The accompanying notes are an integral
                  part of these combined financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
GEODYNE PRODUCTION PARTNERSHIP II-F


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-F, an Oklahoma limited partnership, and Geodyne Production Partnership II-F, an Oklahoma general partnership, at December 31, 1998 and 1997, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





                                    PricewaterhouseCoopers LLP











Tulsa, Oklahoma
January 29, 1999

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-F
                            Combined Balance Sheets
                          December 31, 1998 and 1997

                                    ASSETS
                                    ------

                                                   1998            1997
                                               ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                    $  153,240      $  741,852
   Accounts receivable:
      Oil and gas sales                            187,525         334,094
      Other                                           -                 43
                                                 ---------       ---------
      Total current assets                      $  340,765      $1,075,989

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 2,086,592       2,432,033

DEFERRED CHARGE                                     46,373          56,867
                                                 ---------       ---------
                                                $2,473,730      $3,564,889
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $   24,007      $   64,348
   Gas imbalance payable                             4,233          25,184
                                                 ---------       ---------
      Total current liabilities                 $   28,240      $   89,532

ACCRUED LIABILITY                               $   24,995      $   27,907

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($  144,763)    ($  143,355)
   Limited Partners, issued and
      outstanding, 171,400 Units                 2,565,258       3,590,805
                                                 ---------       ---------
      Total Partners' capital                   $2,420,495      $3,447,450
                                                 ---------       ---------
                                                $2,473,730      $3,564,889
                                                 =========       =========





              The accompanying notes are an integral part of these
                         combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-F
                        Combined Statements of Operations
              For the Years Ended December 31, 1998, 1997, and 1996

                                  1998             1997           1996
                              ------------      ----------     -----------
REVENUES:
   Oil and gas sales          $1,444,802       $2,191,389       $2,433,313
   Interest income                18,145           17,447           14,218
   Gain on sale of oil
      and gas properties         657,881          557,746          122,579
                               ---------        ---------        ---------
                              $2,120,828       $2,766,582       $2,570,110

COSTS AND EXPENSES:
   Lease operating            $  301,416       $  396,093       $  485,892
   Production tax                 96,998          150,372          158,092
   Depreciation, depletion,
      and amortization of oil
      and gas properties         360,697          409,001          531,040
   Impairment provision             -           1,377,160             -
   General and administrative    201,745          204,398          206,749
                               ---------        ---------        ---------
                              $  960,856       $2,537,024       $1,381,773
                               ---------        ---------        ---------
NET INCOME                    $1,159,972       $  229,558       $1,188,337
                               =========        =========        =========

GENERAL PARTNER - NET INCOME  $   71,519       $   81,927       $   79,948
                               =========        =========        =========

LIMITED PARTNERS - NET INCOME $1,088,453       $  147,631       $1,108,389
                               =========        =========        =========

NET INCOME per Unit           $     6.35       $      .86       $     6.47
                               =========        =========        =========

UNITS OUTSTANDING                171,400          171,400          171,400
                               =========        =========        =========



                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-F
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 1998, 1997, and 1996


                                   Limited         General
                                   Partners        Partner         Total
                                 ------------     ---------    ------------

Balance, Dec. 31, 1995            $5,691,785      ($ 84,377)    $5,607,408
   Net income                      1,108,389         79,948      1,188,337
   Cash distributions            ( 1,485,000)     ( 101,485)   ( 1,586,485)
                                   ---------        -------      ---------

Balance, Dec. 31, 1996            $5,315,174      ($105,914)    $5,209,260
   Net income                        147,631         81,927        229,558
   Cash distributions            ( 1,872,000)     ( 119,368)   ( 1,991,368)
                                   ---------        -------      ---------

Balance, Dec. 31, 1997            $3,590,805      ($143,355)    $3,447,450
   Net income                      1,088,453         71,519      1,159,972
   Cash distributions            ( 2,114,000)     (  72,927)   ( 2,186,927)
                                   ---------        -------      ---------

Balance, Dec. 31, 1998            $2,565,258      ($144,763)    $2,420,495
                                   =========        =======      =========


              The accompanying notes are an integral part of these
                         combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-F
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 1998, 1997, and 1996

                                       1998             1997            1996
                                   ------------     ------------    ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                       $1,159,972       $  229,558      $1,188,337
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Depreciation, depletion,
          and amortization of oil
          and gas properties           360,697          409,001         531,040
      Impairment provision                -           1,377,160            -
      Gain on sale of oil
          and gas properties       (   657,881)     (   557,746)    (   122,579)
      (Increase) decrease in
          accounts receivable -
          oil and gas sales            146,569           95,745     (    77,366)
      (Increase) decrease in
          accounts receivable
          - general partner               -              15,285     (    15,285)
      (Increase) decrease in
         accounts receivable -
         other                              43      (        43)           -
      Decrease in deferred
         charge                         10,494           14,836          47,412
      Increase (decrease) in
          accounts payable         (    40,341)          21,430     (    36,430)
      Increase (decrease) in
          gas imbalance payable    (    20,951)     (     6,393)          8,204
      Increase (decrease) in
          accrued liability        (     2,912)     (       415)          4,992
                                     ---------        ---------       ---------
   Net cash provided by
      operating activities          $  955,690       $1,598,418      $1,528,325
                                     ---------        ---------       ---------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures            ($   75,167)     ($   65,635)    ($   11,332)
   Proceeds from sale of
      oil and gas properties           717,792          758,534         185,579
                                     ---------        ---------       ---------
   Net cash provided by
      investing activities          $  642,625       $  692,899      $  174,247
                                     ---------        ---------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions              ($2,186,927)     ($1,991,368)    ($1,586,485)
                                     ---------        ---------       ---------
   Net cash used by financing
      activities                   ($2,186,927)     ($1,991,368)    ($1,586,485)
                                     ---------        ---------       ---------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS            ($  588,612)      $  299,949      $  116,087

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD              741,852          441,903         325,816
                                     ---------        ---------       ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                 $  153,240       $  741,852      $  441,903
                                     =========        =========       =========


                     The accompanying notes are an integral
                  part of these combined financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
GEODYNE PRODUCTION PARTNERSHIP II-G


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-G, an Oklahoma limited partnership, and Geodyne Production Partnership II-G, an Oklahoma general partnership, at December 31, 1998 and 1997, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






                                    PricewaterhouseCoopers LLP










Tulsa, Oklahoma
January 29, 1999

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-G
                            Combined Balance Sheets
                          December 31, 1998 and 1997

                                    ASSETS
                                    ------

                                                 1998             1997
                                             ------------     -------------
CURRENT ASSETS:
   Cash and cash equivalents                  $  333,168       $1,564,325
   Accounts receivable:
      Oil and gas sales                          398,538          710,336
                                               ---------        ---------
      Total current assets                    $  731,706       $2,274,661

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               4,492,141        5,237,082

DEFERRED CHARGE                                  101,955          123,977
                                               ---------        ---------
                                              $5,325,802       $7,635,720
                                               =========        =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                           $   51,385       $  135,761
   Gas imbalance payable                           9,029           57,250
                                               ---------        ---------
      Total current liabilities               $   60,414       $  193,011

ACCRUED LIABILITY                             $   57,830       $   64,109

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  304,885)     ($  312,392)
   Limited Partners, issued and
      outstanding, 372,189 Units               5,512,443        7,690,992
                                               ---------        ---------
      Total Partners' capital                 $5,207,558       $7,378,600
                                               ---------        ---------
                                              $5,325,802       $7,635,720
                                               =========        =========






              The accompanying notes are an integral part of these
                         combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-G
                        Combined Statements of Operations
              For the Years Ended December 31, 1998, 1997, and 1996

                                       1998          1997             1996
                                    ----------     ----------     ----------
REVENUES:
   Oil and gas sales                $3,072,455     $4,670,245     $5,158,799
   Interest income                      38,524         37,746         29,659
   Gain on sale of oil
      and gas properties             1,374,966      1,226,822        225,341
                                     ---------      ---------      ---------

                                    $4,485,945     $5,934,813     $5,413,799

COSTS AND EXPENSES:
   Lease operating                  $  643,300     $  859,059     $1,048,439
   Production tax                      209,399        326,663        337,815
   Depreciation, depletion,
      and amortization of oil
      and gas properties               778,782        916,396      1,163,236
   Impairment provision                   -         3,101,656           -
   General and administrative          437,963        443,590        448,345
                                     ---------      ---------      ---------
                                    $2,069,444     $5,647,364     $2,997,835
                                     ---------      ---------      ---------

NET INCOME                          $2,416,501     $  287,449     $2,415,964
                                     =========      =========      =========

GENERAL PARTNER - NET INCOME        $  150,050     $  172,947     $  165,845
                                     =========      =========      =========

LIMITED PARTNERS - NET INCOME       $2,266,451     $  114,502     $2,250,119
                                     =========      =========      =========

NET INCOME per Unit                 $     6.09     $      .31     $     6.05
                                     =========      =========      =========

UNITS OUTSTANDING                      372,189        372,189        372,189
                                     =========      =========      =========






                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-G
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 1998, 1997, and 1996


                                 Limited         General
                                 Partners        Partner          Total
                              ------------      ----------    -------------

Balance, Dec. 31, 1995         $12,439,371      ($197,620)     $12,241,751
   Net income                    2,250,119        165,845        2,415,964
   Cash distributions         (  3,091,000)     ( 212,537)    (  3,303,537)
                                ----------        -------       ----------

Balance, Dec. 31, 1996         $11,598,490      ($244,312)     $11,354,178
   Net income                      114,502        172,947          287,449
   Cash distributions         (  4,022,000)     ( 241,027)    (  4,263,027)
                                ----------        -------       ----------

Balance, Dec. 31, 1997         $ 7,690,992      ($312,392)     $ 7,378,600
   Net income                    2,266,451        150,050        2,416,501
   Cash distributions         (  4,445,000)     ( 142,543)    (  4,587,543)
                                ----------        -------       ----------

Balance, Dec. 31, 1998         $ 5,512,443      ($304,885)    ($ 5,207,558)
                                ==========        =======       ==========



              The accompanying notes are an integral part of these
                         combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-G
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 1998, 1997, and 1996

                                      1998            1997              1996
                                  ------------    ------------      ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                      $2,416,501      $  287,449        $2,415,964
   Adjustments to reconcile
      net income to
      net cash provided by
         operating activities:
      Depreciation, depletion,
         and amortization of oil
         and gas properties           778,782         916,396         1,163,236
      Impairment provision               -          3,101,656               -
      Gain on sale of oil
         and gas properties       ( 1,374,966)    ( 1,226,822)      (   225,341)
      (Increase) decrease in
        accounts receivable -
        general partner                  -             34,620       (    34,620)
      (Increase) decrease in
         accounts receivable -
        oil and gas sales             311,798         201,103       (   162,982)
      Decrease in
         deferred charge               22,022          31,741           101,656
      Increase (decrease) in
         accounts payable         (    84,376)         42,114       (    82,448)
      Increase (decrease) in
         gas imbalance payable    (    48,221)    (    14,745)           21,494
      Increase (decrease) in
         accrued liability        (     6,279)          7,197             6,110
                                    ---------       ---------         ---------
  Net cash provided by
   operating activities            $2,015,261      $3,380,709        $3,203,069
                                    ---------       ---------         ---------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures           ($  162,692)    ($  143,657)      ($   27,441)
   Proceeds from sale of
      oil and gas properties        1,503,817       1,658,135           398,153
                                    ---------       ---------         ---------
   Net cash provided by
      investing activities         $1,341,125      $1,514,478        $  370,712
                                    ---------       ---------         ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions             ($4,587,543)    ($4,263,027)      ($3,303,537)
                                    ---------       ---------         ---------
   Net cash used by financing
      activities                  ($4,587,543)    ($4,263,027)      ($3,303,537)
                                    ---------       ---------         ---------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS           ($1,231,157)     $  632,160        $  270,244

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD           1,564,325         932,165           661,921
                                    ---------       ---------         ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                $  333,168      $1,564,325        $  932,165
                                    =========       =========         =========


                     The accompanying notes are an integral
                  part of these combined financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
GEODYNE PRODUCTION PARTNERSHIP II-H


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-H, an Oklahoma limited partnership, and Geodyne Production Partnership II-H, an Oklahoma general partnership, at December 31, 1998 and 1997, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.







                                    PricewaterhouseCoopers LLP









Tulsa, Oklahoma
January 29, 1999

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-H
                            Combined Balance Sheets
                          December 31, 1998 and 1997

                                    ASSETS
                                    ------

                                                   1998            1997
                                               ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                    $   78,275      $  364,502
   Accounts receivable:
      Oil and gas sales                             95,260         168,833
                                                 ---------       ---------
      Total current assets                      $  173,535      $  533,335

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 1,057,945       1,225,295

DEFERRED CHARGE                                     23,749          29,519
                                                 ---------       ---------
                                                $1,255,229      $1,788,149
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $   12,408      $   31,925
   Gas imbalance payable                              -             13,149
                                                 ---------       ---------
      Total current liabilities                 $   12,408      $   45,074

ACCRUED LIABILITY                               $   12,063      $   14,648

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($   75,631)    ($   78,796)
   Limited Partners, issued and
      outstanding, 91,711 Units                  1,306,389       1,807,223
                                                 ---------       ---------
      Total Partners' capital                   $1,230,758      $1,728,427
                                                 ---------       ---------
                                                $1,255,229      $1,788,149
                                                 =========       =========






              The accompanying notes are an integral part of these
                         combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-H
                        Combined Statements of Operations
              For the Years Ended December 31, 1998, 1997, and 1996

                                      1998              1997            1996
                                   ----------       ------------    ------------
REVENUES:
   Oil and gas sales               $  733,613        $1,119,734      $1,230,222
   Interest income                      8,669             8,764           6,728
   Gain on sale of
      oil and gas properties          317,342           286,788          51,909
                                    ---------         ---------       ---------

                                   $1,059,624        $1,415,286      $1,288,859

COSTS AND EXPENSES:
   Lease operating                 $  154,123        $  209,123      $  257,850
   Production tax                      51,340            80,919          81,540
   Depreciation, depletion,
      and amortization of oil
      and gas properties              178,994           202,115         280,796
   Impairment provision                  -              785,220            -
   General and administrative         107,912           109,301         110,738
                                    ---------         ---------       ---------
                                   $  492,369        $1,386,678      $  730,924
                                    ---------         ---------       ---------
NET INCOME                         $  567,255        $   28,608      $  557,935
                                    =========         =========       =========

GENERAL PARTNER - NET INCOME       $   35,089        $   40,425      $   38,792
                                    =========         =========       =========

LIMITED PARTNERS - NET INCOME
(LOSS)                             $  532,166       ($   11,817)     $  519,143
                                    =========         =========       =========

NET INCOME (LOSS) per Unit         $     5.80       ($      .13)     $     5.66
                                    =========         =========       =========

UNITS OUTSTANDING                      91,711            91,711          91,711
                                    =========         =========       =========



                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-H
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 1998, 1997, and 1996


                                   Limited         General
                                   Partners        Partner         Total
                                 ------------     ---------    ------------

Balance, Dec. 31, 1995            $3,002,897      ($47,635)     $2,955,262
   Net income                        519,143        38,792         557,935
   Cash distributions            (   727,000)     ( 49,992)    (   776,992)
                                   ---------        ------       ---------

Balance, Dec. 31, 1996            $2,795,040      ($58,835)     $2,736,205
   Net income (loss)             (    11,817)       40,425          28,608
   Cash distributions            (   976,000)     ( 60,386)    ( 1,036,386)
                                   ---------        ------       ---------

Balance, Dec. 31, 1997            $1,807,223      ($78,796)     $1,728,427
   Net income                        532,166        35,089         567,255
   Cash distributions            ( 1,033,000)     ( 31,924)    ( 1,064,924)
                                   ---------        ------       ---------

Balance, Dec. 31, 1998            $1,306,389      ($75,631)     $1,230,758
                                   =========        ======       =========



              The accompanying notes are an integral part of these
                         combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-H
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 1998, 1997, and 1996

                                          1998            1997          1996
                                      ------------     ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net income                          $567,255        $ 28,608       $557,935
   Adjustments to reconcile
      net income to net
      cash provided by operating
      activities:
      Depreciation, depletion,
         and amortization of oil
         and gas properties            178,994          202,115        280,796
      Impairment provision                -             785,220           -
      Gain on sale of oil
         and gas properties          ( 317,342)       ( 286,788)     (  51,909)
      (Increase) decrease in
         accounts receivable -
         oil and gas sales              73,573           47,741      (  37,069)
      (Increase) decrease in
        accounts receivable -
        general partner                   -               9,151      (   9,151)
      Decrease in
         deferred charge                 5,770            8,703         23,840
      Increase (decrease) in
         accounts payable            (  19,517)           8,571      (  22,050)
      Increase (decrease) in gas
         imbalance payable           (  13,149)       (   3,398)         5,336
      Increase (decrease) in
         accrued liability           (   2,585)             509          1,360
                                       -------          -------        -------
  Net cash provided by
   operating activities               $472,999         $800,432       $749,088
                                       -------          -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES

   Capital expenditures              ($ 40,018)       ($ 35,978)     ($  6,306)
   Proceeds from sale of
      oil and gas properties           345,716          414,950         96,882
                                       -------          -------         ------
   Net cash provided by
      investing activities            $305,698         $378,972       $ 90,576
                                       -------          -------         ------

CASH FLOWS FROM FINANCING ACTIVITIES

   Cash distributions               ($1,064,924)     ($1,036,386)    ($776,992)
                                      ---------        ---------       -------
   Net cash used by financing
      activities                    ($1,064,924)     ($1,036,386)    ($776,992)
                                      ---------        ---------        -------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS             ($  286,227)      $  143,018       $ 62,672

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD               364,502       $  221,484        158,812
                                      ---------        ---------        -------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                  $   78,275       $  364,502       $221,484
                                      =========        =========        =======



                     The accompanying notes are an integral
                  part of these combined financial statements.

                        GEODYNE ENERGY INCOME PROGRAM II
                    Notes to Combined Financial Statements
             For the Years Ended December 31, 1998, 1997, and 1996

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

      An affiliate of the General Partner owned the following Units at December 31, 1998:

                         Number of           Percent of
      Partnership       Units Owned       Outstanding Units
      -----------       -----------       -----------------
         II-A              73,819              15.2%
         II-B              58,211              16.1%
         II-C              33,567              21.7%
         II-D              42,319              13.4%
         II-E              39,764              17.4%
         II-F              24,863              14.5%
         II-G              41,224              11.1%
         II-H              14,059              15.3%

      The Partnerships' sole business is the development and production of oil and gas. Substantially all of the Partnerships' gas reserves are being sold regionally on the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. The Partnerships' oil is sold at or near the Partnerships' wells under short-term purchase contracts at prevailing arrangements which are customary in the oil industry. The prices received for the Partnerships' oil and gas are subject to influences such as global consumption and supply trends. In 1998, the price of oil decreased to historically low levels. If the price of oil remains low, or if it decreases further, there may be a significant impact on the Partnerships' near term results of operations and cash flows.


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

----------

(1) Payout occurs when total distributions to Limited Partners equal total original Limited Partner subscriptions.
(2) The allocations in the table result generally from the combined effect of the allocation provisions in the Partnership Agreements. For example, the costs incurred in development drilling are allocated 95.9596% to the limited partnership and 4.0404% to the managing partner. The 95.9596% portion of these costs allocated to the limited partnership, when passed through the limited partnership, is further allocated 99% to the limited partners and 1% to the general partner. In this manner the Limited
      Partners are allocated 95% of such costs and the General Partner is allocated 5% of such costs.
(3) If at payout, the Limited Partners have received distributions at an annual rate less than 12% of their subscriptions, the percentage of income and costs allocated to the general partner and managing partner will increase to only 10% and the percentage allocated to the Limited Partners will decrease to only 90%. Thereafter, if the distribution to Limited Partners reaches an average annual rate of 12% the allocation will change to 15% to the general partner and managing partner and 85% to the Limited Partners.

      The II-C Partnership achieved payout during the fourth quarter of 1998 and the II-F Partnership achieved payout in the first quarter of 1999. After payout, operations and revenues for the II-C and II-F Partnerships have been and will be allocated using the 10%/90% after payout percentages as described in Footnote 3 to the table above.

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

      Depletion of the cost of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the units-of-production method. The Partnerships' calculation of depreciation, depletion, and amortization includes estimated dismantlement and abandonment costs, net of estimated salvage values. The depreciation, depletion, and amortization rates per equivalent barrel of oil produced during the years ended December 31, 1998, 1997, and 1996 were as follows:

            Partnership       1998        1997        1996
            -----------       -----       -----       -----

               II-A           $2.46       $2.19       $3.05
               II-B            2.61        2.26        3.82
               II-C            2.55        2.24        2.86
               II-D            2.47        2.29        2.36
               II-E            3.74        3.62        3.69
               II-F            2.93        2.87        3.05
               II-G            2.98        3.01        3.14
               II-H            2.87        2.78        3.14

      When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties at the field level. If the unamortized costs of oil and gas properties within a field exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. During 1998, 1997, and 1996, the Partnerships recorded the following non-cash charges against earnings (impairment provisions):

            Partnership         1998           1997           1996
            -----------       --------       --------       --------
                 II-A         $164,111       $223,943       $   -
                 II-B             -           134,003           -
                 II-C             -            36,163           -
                 II-D             -           143,957           -
                 II-E             -           317,979           -
                 II-F             -           208,255           -
                 II-G             -           489,672           -
                 II-H             -           125,223           -

      The risk that the Partnerships will be required to record similar impairment provisions in the future increases as oil and gas prices decrease.

      In addition, during 1997 the General Partner determined that the Partnerships' unproved properties would be uneconomic to develop and, therefore, of little or no value. This determination was based on an evaluation by the General Partner that it was unlikely that these unproved properties would be developed due to low oil and gas prices and provisions in the Partnership
Agreements which limit the level of permissible drilling activity. As a result of this determination, the Partnerships recorded the following non-cash charges against earnings at March 31, 1997 in order to reflect the writing-off of the Partnerships' unproved properties:

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

      Deferred Charge

      The Deferred Charge represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average of the annual production costs per Mcf. At December 31, 1998 and 1997, cumulative total gas sales volumes for underproduced wells were less than the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                                 1998                      1997
                        ----------------------    ----------------------
      Partnership          Mcf         Amount        Mcf        Amount
      -----------       --------      --------    ---------    ---------

         II-A           775,894       $701,486    980,457      $911,041
         II-B           173,183        179,833    174,919       169,811
         II-C           206,671        153,412    207,801       139,621
         II-D           721,663        614,207    783,455       544,345
         II-E           373,755        275,532    393,724       330,531
         II-F            81,585         46,373     97,126        56,867
         II-G           179,624        101,955    210,451       123,977
         II-H            41,907         23,749     49,537        29,519

      Accrued Liability

      The Accrued Liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf. At December 31, 1998 and 1997, cumulative total gas sales volumes for overproduced wells exceeded the Partnerships' pro-rata share of total gas production from these wells by the following amounts:


                               1998                       1997
                        --------------------      -------------------
      Partnership         Mcf        Amount         Mcf       Amount
      -----------       -------     --------      -------    --------

         II-A           199,453     $180,325      169,016    $157,050
         II-B            95,032       98,681       91,182      88,519
         II-C            79,897       59,308       73,891      49,647
         II-D           242,292      206,215      344,104     239,083
         II-E           109,943       81,050       75,789      63,625
         II-F            43,974       24,995       47,663      27,907
         II-G           101,886       57,830      108,825      64,109
         II-H            21,287       12,063       24,581      14,648


      Oil and Gas Sales and Gas Imbalance Payable

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. This also approximates the price for which the Partnerships are currently settling this liability. At December 31, 1998 and 1997 total sales exceeded the Partnerships' share of estimated total gas reserves as follows:

                                1998                    1997
                        --------------------    ---------------------
      Partnership         Mcf        Amount       Mcf         Amount
      -----------       -------     --------    -------     ---------

         II-A            83,936     $125,904     94,694     $142,043
         II-B            13,193       19,790     16,447       24,671
         II-C            25,499       38,249     15,042       22,563
         II-D            99,765      149,648     71,336      107,004
         II-E            98,972      148,458    114,059      171,089
         II-F             2,822        4,233     16,789       25,184
         II-G             6,019        9,029     38,167       57,250
         II-H              -            -         8,766       13,149


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

2.    TRANSACTIONS WITH RELATED PARTIES

      The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the Partnerships, based on an allocation of actual costs incurred by the General Partner. When actual costs incurred benefit other partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all partnerships and affiliates. The General Partner believes this allocation method is reasonable. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative overhead costs for the years ended December 31, 1998, 1997, and 1996:

            Partnership         1998          1997         1996
            -----------       --------      --------     --------

               II-A           $509,772      $509,772     $509,772
               II-B            380,760       380,760      380,760
               II-C            162,756       162,756      162,756
               II-D            331,452       331,452      331,452
               II-E            240,864       240,864      240,864
               II-F            180,420       180,420      180,420
               II-G            391,776       391,776      391,776
               II-H             96,540        96,540       96,540


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


3.    MAJOR CUSTOMERS

      The following table sets forth purchasers who individually accounted for ten percent or more of each Partnership's combined oil and gas sales for the years ended December 31, 1998, 1997, and 1996:

Partnership               Purchaser                       Percentage
-----------       ------------------------          ------------------------
                                                    1998      1997     1996
                                                    -----     -----    -----

   II-A           El Paso Energy Marketing
                     Company ("El Paso")            32.8%     29.7%    23.5%
                  Amoco Production Company
                    ("Amoco")                       13.0%     14.8%    14.7%
                  Hallwood Petroleum, Inc.
                    ("Hallwood')                    10.1%     12.1%    13.9%
                  J-O'B Operating ("J-O'B")           -         -      10.6%

   II-B           El Paso                           37.6%     31.8%    22.5%
                  Hallwood                          15.6%     16.3%    18.1%
                  Amoco                               -         -      11.0%
                  J-O'B                               -         -      11.0%

   II-C           El Paso                           36.2%     29.3%    24.5%
                  Amoco                               -         -      10.5%

   II-D           El Paso                           28.4%     22.8%    19.1%
                  Vintage Petroleum Inc.            10.9%       -        -

   II-E           El Paso                           47.8%     41.3%    30.8%

   II-F           El Paso                           30.8%     24.5%    22.4%
                  Chevron U.S.A. Inc.
                    (Chevron)                       13.2%       -        -
                  Texaco Exploration and
                    Production, Inc.
                    ("Texaco")                      12.7%     11.1%    12.5%

   II-G           El Paso                           30.6%     24.3%    22.4%
                  Chevron                           13.0%       -        -
                  Texaco                            12.8%     11.1%    12.6%

   II-H           El Paso                           30.2%     23.9%    22.1%
                  Texaco                            12.8%     11.1%    12.7%
                  Chevron                           12.6%       -        -




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

      Capitalized Costs

      The   capitalized   costs   and   accumulated   depreciation,   depletion,
amortization, and valuation allowance at December 31, 1998 and 1997 were as follows:



                               II-A Partnership
                                ---------------

                                              1998              1997
                                          -------------     -------------

      Proved properties                    $31,003,185       $31,785,611

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        ( 26,893,889)     ( 26,890,758)
                                            ----------        ----------
            Net oil and gas
               Properties                  $ 4,109,296       $ 4,894,853
                                            ==========        ==========


                               II-B Partnership
                                ---------------

                                              1998              1997
                                          -------------     -------------

      Proved properties                    $21,466,096       $21,746,216

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        ( 18,896,268)     ( 18,711,058)
                                            ----------        ----------
            Net oil and gas
               Properties                  $ 2,569,828       $ 3,035,158
                                            ==========        ==========

                               II-C Partnership
                               ----------------

                                              1998              1997
                                          -------------     -------------

      Proved properties                    $ 9,312,977       $ 9,809,210

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        (  7,930,547)     (  8,141,941)
                                            ----------        ----------
            Net oil and gas
               Properties                  $ 1,382,430       $ 1,667,269
                                            ==========        ==========


                               II-D Partnership
                               ----------------

                                              1998              1997
                                          -------------     -------------

      Proved properties                    $16,994,856       $18,171,159

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        ( 14,268,143)     ( 14,753,399)
                                            ----------        ----------
            Net oil and gas
               Properties                  $ 2,726,713       $ 3,417,760
                                            ==========        ==========


                               II-E Partnership
                               ----------------

                                              1998              1997
                                          -------------     -------------

      Proved properties                    $15,313,160       $15,543,068

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        ( 12,924,547)     ( 12,701,988)
                                            ----------        ----------
            Net oil and gas
               Properties                  $ 2,388,613       $ 2,841,080
                                            ==========        ==========

                               II-F Partnership
                               ----------------

                                              1998              1997
                                          -------------     -------------

      Proved properties                    $11,240,487       $11,773,778

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        (  9,153,895)     (  9,341,745)
                                            ----------        ----------
            Net oil and gas
               Properties                  $ 2,086,592       $ 2,432,033
                                            ==========        ==========


                               II-G Partnership
                               ----------------

                                              1998              1997
                                          -------------     -------------

      Proved properties                    $24,013,074       $25,132,939

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        ( 19,520,933)     ( 19,895,857)
                                            ----------        ----------
            Net oil and gas
               Properties                  $ 4,492,141       $ 5,237,082
                                            ==========        ==========


                               II-H Partnership
                               ----------------

                                              1998              1997
                                          -------------     -------------

      Proved properties                    $5,770,764        $6,025,649

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        ( 4,712,819)      ( 4,800,354)
                                            ---------         ---------
            Net oil and gas
               Properties                  $1,057,945        $1,225,295
                                            =========         =========

      Costs Incurred

      The Partnerships incurred no costs in connection with oil and gas acquisition or exploration activities during 1998, 1997, or 1996. Costs incurred by the Partnerships in connection with oil and gas property development activities during 1998, 1997, and 1996 were as follows:

            Partnership         1998          1997         1996
            -----------       --------      --------     --------

               II-A           $280,907      $237,163      $98,540
               II-B             83,614        20,782       89,173
               II-C             34,333         5,112        5,076
               II-D              1,639        41,889       22,210
               II-E            120,953        40,623       70,806
               II-F             75,167        65,635       11,332
               II-G            162,692       143,657       27,441
               II-H             40,018        35,978        6,306


      Quantities of Proved Oil and Gas Reserves - Unaudited

      The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States, for the periods indicated. The proved reserves at December 31, 1998, 1997, and 1996 were estimated by petroleum engineers employed by affiliates of the Partnerships. Certain reserve information was reviewed by Ryder Scott Company Petroleum Engineers, an independent petroleum engineering firm. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve reports prepared by the General Partner and reviewed by Ryder Scott.

                               II-A Partnership
                               ----------------

                                                  Crude           Natural
                                                   Oil              Gas
                                                (Barrels)          (Mcf)
                                                ---------      ------------

Proved reserves, Dec. 31, 1995                   700,254        9,603,075
   Production                                   (103,230)      (1,737,090)
   Sales of minerals in
      place                                     ( 21,601)      (  122,449)
   Extensions and discoveries                       -              40,117
   Revision of previous
      estimates                                  119,967        1,471,676
                                                 -------        ---------

Proved reserves, Dec. 31, 1996                   695,390        9,255,329
   Production                                   (105,866)      (1,505,818)
   Sales of minerals in
      place                                     ( 34,321)      (   45,413)
   Extensions and discoveries                     34,300           52,013
   Revision of previous
      estimates                                 ( 50,160)         600,326
                                                 -------        ---------

Proved reserves, Dec. 31, 1997                   539,343        8,356,437
   Production                                   ( 86,428)      (1,433,552)
   Sales of minerals in
      place                                     (  7,026)      (  512,403)
   Extensions and discoveries                     14,823          335,915
   Revision of previous
      estimates                                 (100,249)         986,384
                                                 -------        ---------

Proved reserves, Dec. 31, 1998                   360,463        7,732,781
                                                 =======        =========

PROVED DEVELOPED RESERVES:

   December 31, 1996                             694,531        9,208,297
                                                 =======        =========

   December 31, 1997                             539,105        8,330,114
                                                 =======        =========

   December 31, 1998                             360,463        7,732,781
                                                 =======        =========

                               II-B Partnership
                               ----------------

                                                  Crude           Natural
                                                   Oil              Gas
                                                (Barrels)          (Mcf)
                                                ---------      ------------

Proved reserves, Dec. 31, 1995                   495,525        5,729,103
   Production                                   ( 74,434)      (1,219,775)
   Sales of minerals in
      place                                     ( 14,484)      (   77,335)
   Revision of previous
      estimates                                   96,787        1,157,710
                                                 -------        ---------

Proved reserves, Dec. 31, 1996                   503,394        5,589,703
   Production                                   ( 67,591)      (1,047,458)
   Sales of minerals in
      place                                     ( 21,955)      (   29,512)
   Extensions and discoveries                        418           50,003
   Revision of previous
      estimates                                 ( 26,401)         666,361
                                                 -------        ---------

Proved reserves, Dec. 31, 1997                   387,865        5,229,097
   Production                                   ( 53,095)      (  904,066)
   Sales of minerals in
      place                                     (    218)      (   70,834)
   Extensions and discoveries                         14           93,326
   Revision of previous
      estimates                                 ( 94,739)         963,230
                                                 -------        ---------

Proved reserves, Dec. 31, 1998                   239,827        5,310,753
                                                 =======        =========

PROVED DEVELOPED RESERVES:


   December 31, 1996                             503,394        5,589,703
                                                 =======        =========

   December 31, 1997                             387,865        5,229,097
                                                 =======        =========

   December 31, 1998                             239,827        5,310,753
                                                 =======        =========

                               II-C Partnership
                               ----------------

                                                  Crude           Natural
                                                   Oil              Gas
                                                (Barrels)          (Mcf)
                                                ---------      ------------

Proved reserves, Dec. 31, 1995                   205,669        3,983,315
   Production                                   ( 25,093)      (  685,344)
   Sales of minerals in
      place                                     (  5,591)      (  221,501)
   Revision of previous
      estimates                                   28,924        1,182,174
                                                 -------        ---------

Proved reserves, Dec. 31, 1996                   203,909        4,258,644
   Production                                   ( 22,753)      (  582,748)
   Sales of minerals in
      place                                     ( 10,618)      (  149,343)
   Extensions and discoveries                        179           21,431
   Revision of previous
      estimates                                 (  8,570)         341,899
                                                 -------        ---------

Proved reserves, Dec. 31, 1997                   162,147        3,889,883
   Production                                   ( 16,806)      (  478,643)
   Sales of minerals in
      place                                     (  7,580)      (  252,950)
   Extensions and discoveries                       -              33,756
   Revision of previous
      estimates                                 ( 19,094)         411,699
                                                 -------        ---------

Proved reserves, Dec. 31, 1998                   118,667        3,603,745
                                                 =======        =========

PROVED DEVELOPED RESERVES:


   December 31, 1996                             203,909        4,258,644
                                                 =======        =========

   December 31, 1997                             162,147        3,889,883
                                                 =======        =========

   December 31, 1998                             118,667        3,603,745
                                                 =======        =========

                               II-D Partnership
                               ----------------

                                                  Crude           Natural
                                                   Oil              Gas
                                                (Barrels)          (Mcf)
                                                ---------      ------------

Proved reserves, Dec. 31, 1995                   553,578        10,910,460
   Production                                   ( 66,517)      ( 1,637,645)
   Sales of minerals in
      place                                     ( 60,464)      (   270,629)
   Extensions and discoveries                        232            30,340
   Revision of previous
      estimates                                   68,250         1,979,648
                                                 -------        ----------

Proved reserves, Dec. 31, 1996                   495,079        11,012,174
   Production                                   ( 50,413)      ( 1,501,911)
   Sales of minerals in
      place                                     ( 42,059)      (   517,136)
   Revision of previous
      estimates                                 ( 19,568)          262,802
                                                 -------        ----------

Proved reserves, Dec. 31, 1997                   383,039         9,255,929
   Production                                   ( 37,733)      ( 1,034,372)
   Sales of minerals in
      place                                     ( 13,129)      (   478,907)
   Revision of previous
      estimates                                 ( 75,195)          482,043
                                                 -------        ----------

Proved reserves, Dec. 31, 1998                   256,982         8,224,693
                                                 =======        ==========

PROVED DEVELOPED RESERVES:


   December 31, 1996                             495,079        11,012,174
                                                 =======        ==========

   December 31, 1997                             383,039         9,225,929
                                                 =======        ==========

   December 31, 1998                             256,982         8,224,693
                                                 =======        ==========

                               II-E Partnership
                               ----------------

                                                  Crude           Natural
                                                   Oil              Gas
                                                (Barrels)          (Mcf)
                                                ---------      ------------

Proved reserves, Dec. 31, 1995                   297,934        6,401,259
   Production                                   ( 53,804)      (  861,464)
   Sales of minerals in
      place                                     ( 16,347)      (  109,007)
   Extensions and discoveries                      1,327           31,347
   Revision of previous
      estimates                                   74,262          234,339
                                                 -------        ---------

Proved reserves, Dec. 31, 1996                   303,372        5,696,474
   Production                                   ( 42,668)      (  783,379)
   Sales of minerals in
      place                                     ( 14,134)      (  349,468)
   Extensions and discoveries                      2,502           30,709
   Revision of previous
      estimates                                 ( 11,878)         479,666
                                                 -------        ---------


Proved reserves, Dec. 31, 1997                   237,194        5,074,002
   Production                                   ( 37,508)      (  647,841)
   Sales of minerals in
      place                                     ( 12,363)      (   95,923)
   Extensions and discoveries                      4,016           25,354
   Revision of previous
      estimates                                 ( 28,140)         104,040
                                                 -------        ---------

Proved reserves, Dec. 31, 1998                   163,199        4,459,632
                                                 =======        =========

PROVED DEVELOPED RESERVES:


   December 31, 1996                             303,372        5,696,474
                                                 =======        =========

   December 31, 1997                             237,194        5,074,002
                                                 =======        =========

   December 31, 1998                             163,199        4,459,632
                                                 =======        =========

                               II-F Partnership
                               ----------------

                                                  Crude           Natural
                                                   Oil              Gas
                                                (Barrels)          (Mcf)
                                                ---------      ------------

Proved reserves, Dec. 31, 1995                   355,007        4,738,716
   Production                                   ( 47,395)      (  761,702)
   Sales of minerals in
      place                                     (  7,620)      (  149,077)
   Extensions and discoveries                     13,192          250,188
   Revision of previous
      estimates                                   51,954          593,360
                                                 -------        ---------

Proved reserves, Dec. 31, 1996                   365,138        4,671,485
   Production                                   ( 45,014)      (  586,444)
   Sales of minerals in
      place                                     ( 31,639)      (  403,487)
   Extensions and discoveries                      3,045           75,566
   Revision of previous
      estimates                                   24,289          186,939
                                                 -------        ---------

Proved reserves, Dec. 31, 1997                   315,819        3,944,059
   Production                                   ( 36,915)      (  516,917)
   Sales of minerals in
      place                                     ( 30,197)      (  195,711)
   Extensions and discoveries                     15,660          204,591
   Revision of previous
      estimates                                 ( 23,426)         189,290
                                                 -------        ---------

Proved reserves, Dec. 31, 1998                   240,941        3,625,312
                                                 =======        =========

PROVED DEVELOPED RESERVES:

   December 31, 1996                             360,605        4,614,831
                                                 =======        =========

   December 31, 1997                             311,286        3,887,405
                                                 =======        =========

   December 31, 1998                             240,941        3,625,312
                                                 =======        =========

                               II-G Partnership
                               ----------------


                                                   Crude          Natural
                                                    Oil             Gas
                                                 (Barrels)         (Mcf)
                                                -----------    ------------

Proved reserves, Dec. 31, 1995                   746,479        10,303,283
   Production                                   ( 99,593)      ( 1,626,530)
   Sales of minerals in
      place                                     ( 16,084)      (   335,696)
   Revision of previous
      estimates                                  138,340         1,781,501
                                                 -------        ----------

Proved reserves, Dec. 31, 1996                   769,142        10,122,558
   Production                                   ( 94,553)      ( 1,256,464)
   Sales of minerals in
      place                                     ( 66,947)      (   957,722)
   Extensions and discoveries                      6,399           158,060
   Revision of previous
      estimates                                   50,299           382,356
                                                 -------        ----------

Proved reserves, Dec. 31, 1997                   664,340         8,448,788
   Production                                   ( 77,421)      ( 1,105,661)
   Sales of minerals in
      place                                     ( 63,148)      (   412,018)
   Extensions and discoveries                     33,192           439,223
   Revision of previous
      estimates                                 ( 49,470)          397,952
                                                 -------        ----------

Proved reserves, Dec. 31, 1998                   507,493         7,768,284
                                                 =======        ==========

PROVED DEVELOPED RESERVES:

   December 31, 1996                             759,316         9,999,722
                                                 =======        ==========

   December 31, 1997                             654,514         8,325,952
                                                 =======        ==========

   December 31, 1998                             507,493         7,768,284
                                                 =======        ==========

                               II-H Partnership
                               ----------------

                                                  Crude           Natural
                                                   Oil              Gas
                                                (Barrels)          (Mcf)
                                                ---------      ------------

Proved reserves, Dec. 31, 1995                   173,521        2,553,664
   Production                                   ( 23,172)      (  397,146)
   Sales of minerals in
      place                                     (  3,802)      (   90,433)
   Extensions and discoveries                      6,428          193,480
   Revision of previous
      estimates                                   27,027          233,675
                                                 -------        ---------

Proved reserves, Dec. 31, 1996                   180,002        2,493,240
   Production                                   ( 21,998)      (  304,593)
   Sales of minerals in
      place                                     ( 15,766)      (  267,732)
   Extensions and discoveries                      1,500           36,590
   Revision of previous
      estimates                                   11,702           87,477
                                                 -------        ---------

Proved reserves, Dec. 31, 1997                   155,440        2,044,982
   Production                                   ( 17,978)      (  266,337)
   Sales of minerals in
      place                                     ( 14,518)      (   96,575)
   Extensions and discoveries                      7,874          106,568
   Revision of previous
      estimates                                 ( 11,652)          93,717
                                                 -------        ---------

Proved reserves, Dec. 31, 1998                   119,166        1,882,355
                                                 =======        =========

PROVED DEVELOPED RESERVES:

   December 31, 1996                             177,577        2,462,919
                                                 =======        =========

   December 31, 1997                             153,015        2,014,661
                                                 =======        =========

   December 31, 1998                             119,166        1,882,355
                                                 =======        =========

     Standardized Measure of Discounted Future Net Cash Flows of Proved Oil and Gas Reserves - Unaudited

      The following tables set forth each of the Partnerships' estimated future net cash flows as of December 31, 1998 relating to proved oil and gas reserves based on the standardized measure as prescribed in SFAS No. 69:


                                                   Partnership
                                       ----------------------------------
                                           II-A                 II-B
                                       -------------        -------------

   Future cash inflows                  $19,359,497          $13,074,683
   Future production and
      development costs                (  6,682,205)        (  4,450,517)
                                         ----------           ----------

         Future net cash
            flows                       $12,677,292          $ 8,624,166

   10% discount to
      reflect timing of
      cash flows                       (  4,160,555)        (  2,890,615)
                                         ----------           ----------

   Standardized measure
      of discounted
      future net cash
      flows                             $ 8,516,737          $ 5,733,551
                                         ==========           ==========

                                                   Partnership
                                       ----------------------------------
                                           II-C                 II-D
                                       -------------        -------------

   Future cash inflows                  $ 8,454,800          $18,290,375
   Future production and
      development costs                (  2,810,913)        (  6,171,646)
                                         ----------           ----------

         Future net cash
            flows                       $ 5,643,887          $12,118,729

   10% discount to
      reflect timing of
      cash flows                       (  2,212,515)        (  4,630,292)
                                         ----------           ----------

   Standardized measure
      of discounted
      future net cash
      flows                             $ 3,431,372          $ 7,488,437
                                         ==========           ==========


                                                  Partnership
                                       ----------------------------------
                                           II-E                 II-F
                                       -------------        -------------

   Future cash inflows                  $10,459,092          $ 9,939,769
   Future production and
      development costs                (  2,990,145)        (  2,706,745)
                                         ----------           ----------

         Future net cash
            flows                       $ 7,468,947          $ 7,233,024

   10% discount to
      reflect timing of
      cash flows                       (  2,894,461)        (  2,790,307)
                                         ----------           ----------

   Standardized measure
      of discounted
      future net cash
      flows                             $ 4,574,486          $ 4,442,717
                                         ==========           ==========

                                                  Partnership
                                       ----------------------------------
                                           II-G                 II-H
                                       -------------        -------------

   Future cash inflows                  $21,221,902          $ 5,108,647
   Future production and
      development costs                (  5,834,639)        (  1,425,031)
                                         ----------           ----------

         Future net cash
            flows                       $15,387,263          $ 3,683,616

   10% discount to
      reflect timing of
      cash flows                       (  5,942,897)        (  1,426,357)
                                         ----------           ----------

   Standardized measure
      of discounted
      future net cash
      flows                             $ 9,444,366          $ 2,257,259
                                         ==========           ==========


The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Partnerships' reserves were determined at December 31, 1998 using oil and gas prices of approximately $9.50 per barrel and $2.03 per Mcf, respectively.

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

4.3 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-A, filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

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

4.11 Third Amendment to Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-E, filed as Exhibit
            4.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on April 4, 1996 and is hereby incorporated by reference.

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

*23.5 Consent of Ryder Scott Company Petroleum Engineers for Geodyne Energy Income Limited Partnership II-E.

*23.6 Consent of Ryder Scott Company Petroleum Engineers for Geodyne Energy Income Limited Partnership II-F.

*23.7 Consent of Ryder Scott Company Petroleum Engineers for Geodyne Energy Income Limited Partnership II-G.

*23.8 Consent of Ryder Scott Company Petroleum Engineers for Geodyne Energy Income Limited Partnership II-H.

*27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-A's financial statements as of December 31, 1998 and for the year ended December 31, 1998.

*27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-B's financial statements as of December 31, 1998 and for the year ended December 31, 1998.

*27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-C's financial statements as of December 31, 1998 and for the year ended December 31, 1998.

*27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-D's financial statements as of December 31, 1998 and for the year ended December 31, 1998.

*27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-E's financial statements as of December 31, 1998 and for the year ended December 31, 1998.

*27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-F's financial statements as of December 31, 1998 and for the year ended December 31, 1998.

*27.7 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-G's financial statements as of December 31, 1998 and for the year ended December 31, 1998.

*27.8 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-H's financial statements as of December 31, 1998 and for the year ended December 31, 1998.

                  All other Exhibits are omitted as inapplicable.

            ----------

            * Filed herewith.