Form 10-Q
period 1999-01-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP II A; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-E; GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-G; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-H
filed 1999-05-11
CIK 824894, 826345, 833054, 833526, 842881, 850506, 851724, 854062

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1999

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

                        Yes     X               No
                            ------                    ------

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 1999             1998
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  240,745       $  213,480
   Accounts receivable:
      Oil and gas sales                           448,690          506,282
                                               ----------       ----------
        Total current assets                   $  689,435       $  719,762

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                3,985,277        4,109,296

DEFERRED CHARGE                                   701,486          701,486
                                               ----------       ----------
                                               $5,376,198       $5,530,544
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  103,075       $  171,762
   Gas imbalance payable                          125,904          125,904
                                               ----------       ----------
        Total current liabilities              $  228,979       $  297,666

ACCRUED LIABILITY                              $  180,325       $  180,325

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  416,808)     ($  417,336)
   Limited Partners, issued and
      outstanding, 484,283 units                5,383,702        5,469,889
                                               ----------       ----------
        Total Partners' capital                $4,966,894       $5,052,553
                                               ----------       ----------
                                               $5,376,198       $5,530,544
                                               ==========       ==========





            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                1999               1998
                                              ---------         ----------

REVENUES:
   Oil and gas sales                          $659,163          $1,036,321
   Interest income                               2,069               8,463
   Gain on sale of oil and
      gas properties                                 -             446,864
                                              --------          ----------
                                              $661,232          $1,491,648

COSTS AND EXPENSES:
   Lease operating                            $300,920          $  311,915
   Production tax                               30,240              58,758
   Depreciation, depletion, and
      amortization of oil and gas
      properties                               144,852             160,596
   General and administrative
      (Note 2)                                 172,058             169,236
                                              --------          ----------
                                              $648,070          $  700,505
                                              --------          ----------

NET INCOME                                    $ 13,162          $  791,143
                                              ========          ==========
GENERAL PARTNER - NET INCOME                  $  6,349          $   45,558
                                              ========          ==========
LIMITED PARTNERS - NET INCOME                 $  6,813          $  745,585
                                              ========          ==========
NET INCOME per unit                           $    .01          $     1.54
                                              ========          ==========
UNITS OUTSTANDING                              484,283             484,283
                                              ========          ==========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                 1999              1998
                                              ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $ 13,162            $791,143
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                             144,852             160,596
      Gain on sale of oil and gas
        properties                                   -           ( 446,864)
      Decrease in accounts receivable -
        oil and gas sales                       57,592             150,579
      Increase in accounts receivable -
        General Partner                              -           ( 531,748)
      Decrease in accounts receivable -
        other                                        -              20,975
      Decrease in accounts payable           (  68,687)          ( 104,297)
                                              --------            --------
Net cash provided by operating
   activities                                 $146,919            $ 40,384
                                              --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($ 30,474)          ($ 13,541)
   Proceeds from sale of oil and
      gas properties                             9,641             535,558
                                              --------            --------
Net cash provided (used) by
   investing activities                      ($ 20,833)           $522,017
                                              --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($ 98,821)          ($721,645)
                                              --------            --------
Net cash used by financing activities        ($ 98,821)          ($721,645)
                                              --------            --------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                       $ 27,265           ($159,244)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         213,480             830,584
                                              --------            --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $240,745            $671,340
                                              ========            ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 1999             1998
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  161,478        $  107,021
   Accounts receivable:
      Oil and gas sales                          312,527           328,334
                                              ----------        ----------
        Total current assets                  $  474,005        $  435,355

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               2,457,437         2,569,828

DEFERRED CHARGE                                  179,833           179,833
                                              ----------        ----------
                                              $3,111,275        $3,185,016
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   79,650        $   77,383
   Gas imbalance payable                          19,790            19,790
                                              ----------        ----------
        Total current liabilities             $   99,440        $   97,173

ACCRUED LIABILITY                             $   98,681        $   98,681

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  322,262)      ($  320,234)
   Limited Partners, issued and
      outstanding, 361,719 units               3,235,416         3,309,396
                                              ----------        ----------
        Total Partners' capital               $2,913,154        $2,989,162
                                              ----------        ----------
                                              $3,111,275        $3,185,016
                                              ==========        ==========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                 1999              1998
                                              ---------         ----------

REVENUES:
   Oil and gas sales                          $516,374            $795,456
   Interest income                               1,169               5,586
   Gain on sale of oil and
      gas properties                                 -              57,684
                                              --------            --------
                                              $517,543            $858,726

COSTS AND EXPENSES:
   Lease operating                            $239,368            $251,338
   Production tax                               34,056              43,312
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                97,770             103,622
   General and administrative
      (Note 2)                                 127,536             126,826
                                              --------            --------
                                              $498,730            $525,098
                                              --------            --------

NET INCOME                                    $ 18,813            $333,628
                                              ========            ========
GENERAL PARTNER - NET INCOME                  $  4,793            $ 20,547
                                              ========            ========
LIMITED PARTNERS - NET INCOME                 $ 14,020            $313,081
                                              ========            ========
NET INCOME per unit                           $    .04            $    .87
                                              ========            ========
UNITS OUTSTANDING                              361,719             361,719
                                              ========            ========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                 1999              1998
                                              ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $ 18,813            $333,628
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                              97,770             103,622
      Gain on sale of oil and gas
        properties                                   -           (  57,684)
      Decrease in accounts receivable -
        oil and gas sales                       15,807              62,565
      Increase in accounts receivable -
        General Partner                              -           (  69,254)
      Increase (decrease) in accounts
        payable                                  2,267           (  31,978)
                                              --------            --------
Net cash provided by operating
   activities                                 $134,657            $340,899
                                              --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($    159)          ($  4,500)
   Proceeds from sale of oil and
      gas properties                            14,780              72,918
                                              --------            --------
Net cash provided by investing
   activities                                 $ 14,621            $ 68,418
                                              --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($ 94,821)          ($639,220)
                                              --------            --------
Net cash used by financing activities        ($ 94,821)          ($639,220)
                                              --------            --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           $ 54,457           ($229,903)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         107,021             644,574
                                              --------            --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $161,478            $414,671
                                              ========            ========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 1999             1998
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  118,340       $   66,617
   Accounts receivable:
      Oil and gas sales                           148,678          157,275
                                               ----------       ----------
        Total current assets                   $  267,018       $  223,892

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,323,349        1,382,430

DEFERRED CHARGE                                   153,412          153,412
                                               ----------       ----------
                                               $1,743,779       $1,759,734
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   31,050       $   29,848
   Gas imbalance payable                           38,249           38,249
                                               ----------       ----------
        Total current liabilities              $   69,299       $   68,097

ACCRUED LIABILITY                              $   59,308       $   59,308

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  134,834)     ($  133,264)
   Limited Partners, issued and
      outstanding, 154,621 units                1,750,006        1,765,593
                                               ----------       ----------
        Total Partners' capital                $1,615,172       $1,632,329
                                               ----------       ----------
                                               $1,743,779       $1,759,734
                                               ==========       ==========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                 1999              1998
                                              ---------          ---------

REVENUES:
   Oil and gas sales                          $241,303            $368,535
   Interest income                                 879               3,337
   Gain on sale of oil and
      gas properties                                 -             193,527
                                              --------            --------
                                              $242,182            $565,399

COSTS AND EXPENSES:
   Lease operating                            $ 87,650            $ 89,064
   Production tax                               23,514              23,238
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                53,016              59,593
   General and administrative
      (Note 2)                                  54,561              54,209
                                              --------            --------
                                              $218,741            $226,104
                                              --------            --------

NET INCOME                                    $ 23,441            $339,295
                                              ========            ========
GENERAL PARTNER - NET INCOME                  $  7,028            $ 19,182
                                              ========            ========
LIMITED PARTNERS - NET INCOME                 $ 16,413            $320,113
                                              ========            ========
NET INCOME per unit                           $    .11            $   2.07
                                              ========            ========
UNITS OUTSTANDING                              154,621             154,621
                                              ========            ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)
                                                 1999              1998
                                              ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $ 23,441            $339,295
   Adjustments to reconcile net
      income to net cash provided
      (used) by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                              53,016              59,593
      Gain on sale of oil and gas
        properties                                   -           ( 193,527)
      Decrease in accounts receivable -
        oil and gas sales                        8,597              40,385
      Increase in accounts receivable -
        General Partner                              -           ( 276,943)
      Decrease in accounts receivable -
        other                                        -               1,931
      Increase in accounts payable               1,202               3,782
                                              --------            --------
Net cash provided (used) by
   operating activities                       $ 86,256           ($ 25,484)
                                              --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($     68)          ($    131)
   Proceeds from sale of oil and
      gas properties                             6,133             278,772
                                              --------            --------
Net cash provided by investing
   activities                                 $  6,065            $278,641
                                              --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($ 40,598)          ($347,423)
                                              --------            --------
Net cash used by financing activities        ($ 40,598)          ($347,423)
                                              --------            --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           $ 51,723           ($ 94,266)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          66,617             358,095
                                              --------            --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $118,340            $263,829
                                              ========            ========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 1999             1998
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  275,762        $  311,556
   Accounts receivable:
      Oil and gas sales                          311,274           342,433
                                              ----------        ----------
        Total current assets                  $  587,036        $  653,989

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               2,631,840         2,726,713

DEFERRED CHARGE                                  614,207           614,207
                                              ----------        ----------
                                              $3,833,083        $3,994,909
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   67,045        $   67,934
   Gas imbalance payable                         149,648           149,648
                                              ----------        ----------
        Total current liabilities             $  216,693        $  217,582

ACCRUED LIABILITY                             $  206,215        $  206,215

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  249,645)      ($  247,182)
   Limited Partners, issued and
      outstanding, 314,878 units               3,659,820         3,818,294
                                              ----------        ----------
        Total Partners' capital               $3,410,175        $3,571,112
                                              ----------        ----------
                                              $3,833,083        $3,994,909
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                1999               1998
                                              ---------         ----------

REVENUES:
   Oil and gas sales                          $505,415          $  711,972
   Interest income                               3,084              10,569
   Gain on sale of oil and
      gas properties                                 -             439,105
                                              --------          ----------
                                              $508,499          $1,161,646

COSTS AND EXPENSES:
   Lease operating                            $245,252          $  257,537
   Production tax                               40,297              64,099
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                96,943             113,001
   General and administrative
      (Note 2)                                 111,008             110,089
                                              --------          ----------
                                              $493,500          $  544,726
                                              --------          ----------

NET INCOME                                    $ 14,999          $  616,920
                                              ========          ==========
GENERAL PARTNER - NET INCOME                  $  4,473          $   34,838
                                              ========          ==========
LIMITED PARTNERS - NET INCOME                 $ 10,526          $  582,082
                                              ========          ==========
NET INCOME per unit                           $    .03          $     1.85
                                              ========          ==========
UNITS OUTSTANDING                              314,878             314,878
                                              ========          ==========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)
                                                1999               1998
                                             -----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $ 14,999          $  616,920
   Adjustments to reconcile net
      income to net cash provided
      (used) by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                              96,943             113,001
      Gain on sale of oil and gas
        properties                                   -         (   439,105)
      Decrease in accounts receivable -
        oil and gas sales                       31,159             184,012
      Increase in accounts receivable -
        General Partner                              -         (   615,395)
      Decrease in accounts receivable -
        other                                        -              20,267
      Increase (decrease) in accounts
        payable                              (     889)             14,484
                                              --------          ----------
Net cash provided (used) by
   operating activities                       $142,212         ($  105,816)
                                              --------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($  2,070)         $        -
   Proceeds from sale of oil and
      gas properties                                 -             618,106
                                              --------          ----------
Net cash provided (used) by
   investing activities                      ($  2,070)         $  618,106
                                              --------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($175,936)        ($1,071,978)
                                              --------          ----------
Net cash used by financing activities        ($175,936)        ($1,071,978)
                                              --------          ----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                               ($ 35,794)        ($  559,688)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         311,556           1,151,142
                                              --------          ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $275,762          $  591,454
                                              ========          ==========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 1999             1998
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  256,838        $  376,779
   Accounts receivable:
      Oil and gas sales                          201,744           220,028
                                              ----------        ----------
        Total current assets                  $  458,582        $  596,807

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               2,277,616         2,388,613

DEFERRED CHARGE                                  275,532           275,532
                                              ----------        ----------
                                              $3,011,730        $3,260,952
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   38,113        $   38,881
   Gas imbalance payable                         148,458           148,458
                                              ----------        ----------
        Total current liabilities             $  186,571        $  187,339

ACCRUED LIABILITY                             $   81,050        $   81,050

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  175,291)      ($  173,306)
   Limited Partners, issued and
      outstanding, 228,821 units               2,919,400         3,165,869
                                              ----------        ----------
        Total Partners' capital               $2,744,109        $2,992,563
                                              ----------        ----------
                                              $3,011,730        $3,260,952
                                              ==========        ==========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                               1999                1998
                                             ---------           ---------

REVENUES:
   Oil and gas sales                          $328,051            $478,325
   Interest income                               3,391               6,458
   Gain on sale of oil and
      gas properties                               367              63,215
                                              --------            --------
                                              $331,809            $547,998

COSTS AND EXPENSES:
   Lease operating                            $125,145            $132,026
   Production tax                               22,588              33,698
   Depreciation, depletion, and
      amortization of oil and gas
      properties                               110,938             136,571
   General and administrative
      (Note 2)                                  80,718              80,651
                                              --------            --------
                                              $339,389            $382,946
                                              --------            --------

NET INCOME (LOSS)                            ($  7,580)           $165,052
                                              ========            ========
GENERAL PARTNER - NET
   INCOME                                     $  3,889            $ 13,393
                                              ========            ========
LIMITED PARTNERS - NET
   INCOME (LOSS)                             ($ 11,469)           $151,659
                                              ========            ========
NET INCOME (LOSS) per unit                   ($    .05)           $    .66
                                              ========            ========
UNITS OUTSTANDING                              228,821             228,821
                                              ========            ========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                  1999             1998
                                               ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                          ($  7,580)          $165,052
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                              110,938            136,571
      Gain on sale of oil and gas
        properties                            (     367)         (  63,215)
      Decrease in accounts receivable -
        oil and gas sales                        18,284             91,524
      Increase in accounts receivable -
        General Partner                               -          (  65,205)
      Decrease in accounts receivable -
        other                                         -                110
      Decrease in accounts payable            (     768)         (  42,192)
                                               --------           --------
Net cash provided by operating
   activities                                  $120,507           $222,645
                                               --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($    282)         ($ 82,321)
   Proceeds from sale of oil and
      gas properties                                708             69,499
                                               --------           --------
Net cash provided (used) by
   investing activities                        $    426          ($ 12,822)
                                               --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($240,874)         ($520,849)
                                               --------           --------
Net cash used by financing activities         ($240,874)         ($520,849)
                                               --------           --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                ($119,941)         ($311,026)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          376,779            670,777
                                               --------           --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $256,838           $359,751
                                               ========           ========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                March 31,      December 31,
                                                  1999            1998
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  166,828       $  153,240
   Accounts receivable:
      Oil and gas sales                           192,903          187,525
                                               ----------       ----------
        Total current assets                   $  359,731       $  340,765

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,981,017        2,086,592

DEFERRED CHARGE                                    46,373           46,373
                                               ----------       ----------
                                               $2,387,121       $2,473,730
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   27,865       $   24,007
   Gas imbalance payable                            4,233            4,233
                                               ----------       ----------
        Total current liabilities              $   32,098       $   28,240

ACCRUED LIABILITY                              $   24,995       $   24,995

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  137,076)     ($  144,763)
   Limited Partners, issued and
      outstanding, 171,400 units                2,467,104        2,565,258
                                               ----------       ----------
        Total Partners' capital                $2,330,028       $2,420,495
                                               ----------       ----------
                                               $2,387,121       $2,473,730
                                               ==========       ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                 1999              1998
                                              ----------         ---------

REVENUES:
   Oil and gas sales                            $394,229          $432,069
   Interest income                                 1,781             6,095
   Gain on sale of oil and
      gas properties                                 898           117,191
                                                --------          --------
                                                $396,908          $555,355

COSTS AND EXPENSES:
   Lease operating                              $132,770          $ 85,885
   Production tax                                 25,231            28,946
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 111,013            93,722
   General and administrative
      (Note 2)                                    60,495            59,176
                                                --------          --------
                                                $329,509          $267,729
                                                --------          --------

NET INCOME                                      $ 67,399          $287,626
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 16,553          $ 17,825
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $ 50,846          $269,801
                                                ========          ========
NET INCOME per unit                             $    .30          $   1.57
                                                ========          ========
UNITS OUTSTANDING                                171,400           171,400
                                                ========          ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                1999               1998
                                              ---------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $ 67,399            $287,626
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                             111,013              93,722
      Gain on sale of oil and gas
        properties                           (     898)          ( 117,191)
      (Increase) decrease in accounts
        receivable - oil and gas sales       (   5,378)             74,690
      Increase in accounts receivable -
        General Partner                              -           ( 113,665)
      Decrease in accounts receivable -
        other                                        -                  43
      Increase (decrease) in accounts
        payable                                  3,858           (  25,093)
                                              --------            --------
Net cash provided by operating
   activities                                 $175,994            $200,132
                                              --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($  7,922)          ($ 12,820)
   Proceeds from sale of oil and
      gas properties                             3,382             127,928
                                              --------            --------
Net cash provided (used) by
   investing activities                      ($  4,540)           $115,108
                                              --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($157,866)          ($731,828)
                                              --------            --------
Net cash used by financing activities        ($157,866)          ($731,828)
                                              --------            --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           $ 13,588           ($416,588)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         153,240             741,852
                                              --------            --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $166,828            $325,264
                                              ========            ========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 1999             1998
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  349,899       $  333,168
   Accounts receivable:
      Oil and gas sales                           425,305          398,538
                                               ----------       ----------
        Total current assets                   $  775,204       $  731,706

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                4,262,383        4,492,141

DEFERRED CHARGE                                   101,955          101,955
                                               ----------       ----------
                                               $5,139,542       $5,325,802
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   59,458       $   51,385
   Gas imbalance payable                            9,029            9,029
                                               ----------       ----------
        Total current liabilities              $   68,487       $   60,414

ACCRUED LIABILITY                              $   57,830       $   57,830

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  306,633)     ($  304,885)
   Limited Partners, issued and
      outstanding, 372,189 units                5,319,858        5,512,443
                                               ----------       ----------
        Total Partners' capital                $5,013,225       $5,207,558
                                               ----------       ----------
                                               $5,139,542       $5,325,802
                                               ==========       ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                1999               1998
                                              --------          ----------

REVENUES:
   Oil and gas sales                          $852,036          $  914,389
   Interest income                               3,885              12,969
   Gain on sale of oil and
      gas properties                             1,878             245,627
                                              --------          ----------
                                              $857,799          $1,172,985

COSTS AND EXPENSES:
   Lease operating                            $282,304          $  182,432
   Production tax                               54,538              61,677
   Depreciation, depletion, and
      amortization of oil and gas
      properties                               241,511             200,060
   General and administrative
      (Note 2)                                 131,150             128,414
                                              --------          ----------
                                              $709,503          $  572,583
                                              --------          ----------

NET INCOME                                    $148,296          $  600,402
                                              ========          ==========
GENERAL PARTNER - NET INCOME                  $ 16,881          $   37,374
                                              ========          ==========
LIMITED PARTNERS - NET INCOME                 $131,415          $  563,028
                                              ========          ==========
NET INCOME per unit                           $    .35          $     1.51
                                              ========          ==========
UNITS OUTSTANDING                              372,189             372,189
                                              ========          ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                1999               1998
                                              ---------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $148,296          $  600,402
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                             241,511             200,060
      Gain on sale of oil and gas
        properties                           (   1,878)        (   245,627)
      (Increase) decrease in accounts
        receivable - oil and gas sales       (  26,767)            160,556
      Increase in accounts receivable -
        General Partner                              -         (   239,299)
      Increase (decrease) in accounts
        payable                                  8,073         (    51,937)
                                              --------          ----------
Net cash provided by operating
   activities                                 $369,235          $  424,155
                                              --------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($ 17,119)        ($   26,822)
   Proceeds from sale of oil and
      gas properties                             7,244             269,492
                                              --------          ----------
Net cash provided (used) by
   investing activities                      ($  9,875)         $  242,670
                                              --------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($342,629)        ($1,540,458)
                                              --------          ----------
Net cash used by financing activities        ($342,629)        ($1,540,458)
                                              --------          ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           $ 16,731         ($  873,633)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         333,168           1,564,325
                                              --------          ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $349,899          $  690,692
                                              ========          ==========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 1999             1998
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $   79,158       $   78,275
   Accounts receivable:
      Oil and gas sales                            98,059           95,260
                                               ----------       ----------
        Total current assets                   $  177,217       $  173,535

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,005,737        1,057,945

DEFERRED CHARGE                                    23,749           23,749
                                               ----------       ----------
                                               $1,206,703       $1,255,229
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   14,309       $   12,408
                                               ----------       ----------
        Total current liabilities              $   14,309       $   12,408

ACCRUED LIABILITY                              $   12,063       $   12,063

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   76,220)     ($   75,631)
   Limited Partners, issued and
      outstanding, 91,711 units                 1,256,551        1,306,389
                                               ----------       ----------
        Total Partners' capital                $1,180,331       $1,230,758
                                               ----------       ----------
                                               $1,206,703       $1,255,229
                                               ==========       ==========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                  1999             1998
                                                --------        ----------

REVENUES:
   Oil and gas sales                            $198,192          $217,703
   Interest income                                   813             2,935
   Gain on sale of oil and
      gas properties                                 434            57,318
                                                --------          --------
                                                $199,439          $277,956

COSTS AND EXPENSES:
   Lease operating                              $ 67,400          $ 43,473
   Production tax                                 12,641            14,867
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  55,089            46,481
   General and administrative
      (Note 2)                                    32,388            31,636
                                                --------          --------
                                                $167,518          $136,457
                                                --------          --------

NET INCOME                                      $ 31,921          $141,499
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $  3,759          $  8,787
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $ 28,162          $132,712
                                                ========          ========
NET INCOME per unit                             $    .31          $   1.45
                                                ========          ========
UNITS OUTSTANDING                                 91,711            91,711
                                                ========          ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                  1999             1998
                                               ---------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $31,921           $141,499
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               55,089             46,481
      Gain on sale of oil and gas
        properties                             (    434)         (  57,318)
      (Increase) decrease in accounts
        receivable - oil and gas sales         (  2,799)            37,481
      Increase in accounts receivable -
        General Partner                               -          (  56,045)
      Increase (decrease) in accounts
        payable                                   1,901          (  11,768)
                                                -------           --------
Net cash provided by operating
   activities                                   $85,678           $100,330
                                                -------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 4,203)         ($  6,209)
   Proceeds from sale of oil and
      gas properties                              1,756             63,149
                                                -------           --------
Net cash provided (used) by
   investing activities                        ($ 2,447)          $ 56,940
                                                -------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($82,348)         ($358,889)
                                                -------           --------
Net cash used by financing activities          ($82,348)         ($358,889)
                                                -------           --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $   883          ($201,619)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           78,275            364,502
                                                -------           --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $79,158           $162,883
                                                =======           ========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

              GEODYNE ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
              CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of March 31, 1999, combined statements of operations for the three months ended March 31, 1999 and 1998, and combined statements of cash flows for the three months ended March 31, 1999 and 1998 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a
      "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at March 31, 1999, the combined results of operations for the three months ended March 31, 1999 and 1998, and the combined cash flows for the three months ended March 31, 1999 and 1998.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1998. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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

2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended March 31, 1999 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               II-A                  $44,615                 $127,443
               II-B                   32,346                   95,190
               II-C                   13,872                   40,689
               II-D                   28,145                   82,863
               II-E                   20,502                   60,216
               II-F                   15,390                   45,105
               II-G                   33,206                   97,944
               II-H                    8,253                   24,135

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 1999 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      During the three months ended March 31, 1999, the third party operator of the State Lease 8191 No. 4 well in St. Bernard Parish, Louisiana charged the II-A Partnership for capital expenditures of $30,303. These costs were allegedly incurred by the operator in drilling this well for the purpose of relieving pressure in another well which suffered a blowout during a workover attempt. This new well was completed as a producing gas well. For financial reporting purposes, these charges have been recorded as capital costs.

RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Partnerships' gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. In addition, crude oil prices were recently at or near their lowest level in the past decade due primarily to the global surplus of crude oil. However, as of the date of this Quarterly Report oil prices have rebounded primarily due to a decrease in the global oil surplus as a result of production curtailments by several major oil producing nations. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

      II-A PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                  1999              1998
                                                --------         ----------
      Oil and gas sales                         $659,163         $1,036,321
      Oil and gas production expenses           $331,160         $  370,673
      Barrels produced                            23,324             22,046
      Mcf produced                               260,569            313,823
      Average price/Bbl                         $  10.70         $    15.86
      Average price/Mcf                         $   1.57         $     2.19

      As shown in the table above, total oil and gas sales decreased $377,158 (36.4%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Of this decrease, approximately $117,000 was related to a decrease in volumes of gas sold and approximately $120,000 and $161,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil sold increased 1,278 barrels, while volumes of gas sold decreased 53,254 Mcf for the three months ended

      March 31, 1999 as compared to the three months ended March 31, 1998. Oil volumes increased primarily due to positive prior period volume adjustments on three significant wells during the three months ended March 31, 1999. The decrease in volumes of gas sold resulted primarily from (i) the sale of several wells during 1998, (ii) the II-A Partnership receiving a reduced percentage of sales on one significant well during the three months ended March 31, 1999 due to its overproduced position in that well, and (iii) negative prior period volume adjustments made by the purchasers on two wells during the three months ended March 31, 1999. Average oil and gas prices decreased to $10.70 per barrel and $1.57 per Mcf, respectively, for the three months ended March 31, 1999 from $15.86 per barrel and $2.19 per Mcf, respectively, for the three months ended March 31, 1998.

      The II-A Partnership sold certain oil and gas properties during the three months ended March 31, 1998 and recognized a $446,864 gain on such sales. No such gains were recognized on sales of oil and gas properties during the three months ended March 31, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $39,513 (10.7%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This decrease resulted primarily from (i) a decrease in production taxes associated with the decrease in oil and gas sales, (ii) production tax credits received from the operator on several wells during the three months ended March 31, 1999, and (iii) workover expenses incurred on three wells during the three months ended March 31, 1998 in order to improve the recovery of reserves. These decreases were partially offset by workover expenses incurred on two wells during March 31, 1999. As a percentage of oil and gas sales, these expenses increased to 50.2% for the three months ended March 31, 1999 from 35.8% for the three months ended March 31, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $15,744 (9.8%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This decrease resulted primarily from the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense increased to 22.0% for the three months ended March 31, 1999 from 15.5% for the three months ended March 31, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,822 (1.7%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. As a percentage of oil and gas sales, these expenses increased to 26.1% for the three months ended March 31, 1998 from 16.3% for the three months ended March 31, 1999. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through March 31, 1999 totaling $46,828,357 or 96.70% of the Limited Partners' capital contributions.

      II-B PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                  1999              1998
                                                --------          --------
      Oil and gas sales                         $516,374          $795,456
      Oil and gas production expenses           $273,424          $294,650
      Barrels produced                            14,932            15,911
      Mcf produced                               220,787           237,012
      Average price/Bbl                         $  10.75          $  16.11
      Average price/Mcf                         $   1.61          $   2.27

      As shown in the table above, total oil and gas sales decreased $279,082 (35.1%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Of this decrease, approximately $16,000 and $37,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $80,000 and $146,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 979 barrels and 16,225 Mcf, respectively, for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Average oil and gas prices decreased to $10.75 per barrel and $1.61 per Mcf, respectively, for the three months ended March 31, 1999 from $16.11 per barrel and $2.27 per Mcf, respectively, for the three months ended March 31, 1998.

      The II-B Partnership sold certain oil and gas properties during the three months ended March 31, 1998 and recognized a $57,684 gain on such sales. No such gains were recognized on sales of oil and gas properties during the three months ended March 31, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $21,226 (7.2%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This decrease resulted primarily from (i) a decrease in production taxes associated with the decrease in volumes of oil and gas sold and (ii) workover expenses incurred on three wells during the three months ended March 31, 1998 in order to improve the recovery of reserves. These decreases were partially offset by workover expenses incurred on one well during the three months ended March 31, 1999. As a percentage of oil and gas sales, these expenses increased to 53.0% for the three months ended March 31, 1999 from 37.0% for the three months ended March 31, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $5,852 (5.6%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. As a percentage of oil and gas sales, this expense increased to 18.9% for the three months ended March 31, 1999 from 13.0% for the three months ended March 31, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. As a percentage of oil and gas sales, these expenses increased to 24.7% for the three months ended March 31, 1999 from 15.9% for the three months ended March 31, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through March 31, 1999 totaling $34,220,916 or 94.61% of the Limited Partners' capital contributions.

      II-C PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $241,303         $368,535
      Oil and gas production expenses             $111,164         $112,302
      Barrels produced                               4,701            5,004
      Mcf produced                                 116,384          137,055
      Average price/Bbl                           $  10.81         $  15.08
      Average price/Mcf                           $   1.64         $   2.14

      As shown in the table above, total oil and gas sales decreased $127,232 (34.5%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Of this decrease, approximately $44,000 was related to a decrease in volumes of gas sold and approximately $20,000 and $58,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 303 barrels and 20,671 Mcf, respectively, for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The decrease in volumes of gas sold resulted primarily from (i) the sale of several wells during 1998, (ii) positive prior period volume adjustments on two significant wells made by the operator during the three months ended March 31, 1998, and (iii) normal declines in production. Average oil and gas prices decreased to $10.81 per barrel and $1.64 per Mcf, respectively, for the three months ended March 31, 1999 from $15.08 per barrel and $2.14 per Mcf, respectively, for the three months ended March 31, 1998.

      The II-C Partnership sold certain oil and gas properties during the three months ended March 31, 1998 and recognized a $193,527 gain on such sales. No such gains were recognized on sales of oil and gas properties during the three months ended March 31, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $1,138 (1.0%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This decrease resulted primarily from (i) a decrease in lease operating expenses associated with the decrease in volumes of oil and gas sold and
      (ii) workover expenses incurred on two wells during the three months ended March 31, 1998 in order to improve the recovery of reserves. This decrease was partially offset by workover expenses incurred on another well during the three months ended March 31, 1999 in order to improve the recovery of reserves. Any increase in production taxes resulting from positive prior period production tax adjustments made by the purchaser on two wells during the three months ended March 31, 1999 was substantially offset by a decrease in production taxes associated with the decrease in volumes of oil and gas sold. As a percentage of oil and gas sales, these expenses increased to 46.1% for the three months ended March 31, 1999 from 30.5% for the three months ended March 31, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $6,577 (11.0%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This decrease resulted primarily from the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 22.0% for the three months ended March 31, 1999 from 16.2% for the three months ended March 31, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. As a percentage of oil and gas sales, these expenses increased to 22.6% for the three months ended March 31, 1999 from 14.7% for the three months ended March 31, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through March 31, 1999 totaling $15,533,686 or 100.46% of the Limited Partners' capital contributions.

      II-D PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   1999              1998
                                                 --------          --------
      Oil and gas sales                          $505,415          $711,972
      Oil and gas production expenses            $285,549          $321,636
      Barrels produced                              9,304            11,829
      Mcf produced                                223,820           258,157
      Average price/Bbl                          $  10.21          $  15.10
      Average price/Mcf                          $   1.83          $   2.07

      As shown in the table above, total oil and gas sales decreased $206,557 (29.0%) for the three months ended March 31, 1999 as compared to the three months ended March 31,

      1998. Of this decrease, approximately $38,000 and $71,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $46,000 and $52,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 2,525 barrels and 34,337 Mcf, respectively, for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The decrease in volumes of oil sold resulted primarily from the sale of several wells during 1998. The decrease in volumes of gas sold resulted primarily from (i) the sale of several wells during 1998 and (ii) normal declines in production. This decrease was partially offset by a negative prior period volume adjustment made by the purchaser on one well during the three months ended March 31, 1998. Average oil and gas prices decreased to $10.21 per barrel and $1.83 per Mcf, respectively, for the three months ended March 31, 1999 from $15.10 per barrel and $2.07 per Mcf, respectively, for the three months ended March 31, 1998.

      The II-D Partnership sold certain oil and gas properties during the three months ended March 31, 1998, and recognized a $439,105 gain on such sales. No such gains were recognized on sales of oil and gas properties during the three months ended March 31, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $36,087 (11.2%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This decrease resulted primarily from (i) workover expenses incurred on one well during the three months ended March 31, 1998 in order to improve the recovery of reserves, (ii) decreases in production taxes associated with the decrease in oil and gas sales, and (iii) decreases in lease operating expenses associated with the decreases in the volumes of oil and gas sold. These decreases were partially offset by an increase in workover expenses incurred one well during the three months ended March 31, 1999 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 56.5% for the three months ended March 31, 1999 from 45.2% for the three months ended March 31, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $16,058 (14.2%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This decrease resulted primarily from the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 19.2% for the three months ended March 31, 1999 from 15.9% for the three months ended March 31, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. As a percentage of oil and gas sales, these expenses increased to 22.0% for the three months ended March 31, 1999 from 15.5% for the three months ended March 31, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through March 31, 1999 totaling $31,454,903 or 99.90% of the Limited Partners' capital contributions.

      II-E PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $328,051         $478,325
      Oil and gas production expenses             $147,733         $165,724
      Barrels produced                               8,860            8,400
      Mcf produced                                 154,199          177,849
      Average price/Bbl                           $  11.17         $  14.45
      Average price/Mcf                           $   1.49         $   2.01

      As shown in the table above, total oil and gas sales decreased $150,274 (31.4%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Of this decrease, approximately $29,000 and $80,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $47,000 was related to a decrease in the volumes of gas sold. Volumes of oil sold increased 460 barrels, while volumes of gas sold decreased 23,650 Mcf for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The decrease in volumes of gas sold resulted primarily from (i) the II-E Partnership receiving an increased percentage of sales on one well during the three months ended March 31, 1998 due to its underproduced gas balancing position in that well, (ii) the II-E Partnership receiving a decreased percentage of sales on another well during the three months ended March 31, 1999, and (iii) normal declines in production. Average oil and gas prices decreased to $11.17 per barrel and $1.49 per Mcf, respectively, for the three months ended March 31, 1999 from $14.45 per barrel and $2.01 per Mcf, respectively, for the three months ended March 31, 1998.

      The II-E Partnership sold certain oil and gas properties during the three months ended March 31, 1999 and recognized a $367 gain on such sales. Sales of oil and gas properties during the three months ended March 31, 1998 resulted in the II-E Partnership recognizing similar gains totaling $63,215.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $17,991 (10.9%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This decrease resulted primarily from decreases in (i) production taxes associated with the decrease in oil and gas sales and (ii) lease operating expenses associated with the decrease in volumes of gas sold. These decreases were partially offset by workover expenses incurred on one well during the three months ended March 31, 1999 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 45.0% for the three months ended March 31, 1999 from 34.6% for the three months ended March 31, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $25,633 (18.8%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This decrease resulted primarily from the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense increased to 33.8% for the three months ended March 31, 1999 from 28.6% for the three months ended March 31, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. As a percentage of oil and gas sales, these expenses increased to 24.6% for the three months ended March 31, 1999 from 16.9% for the three months ended March 31, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      1999  totaling   $22,706,574  or  99.23%  of  Limited   Partners'  capital
      contributions.

      II-F PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $394,229         $432,069
      Oil and gas production expenses             $158,001         $114,831
      Barrels produced                              10,481            9,805
      Mcf produced                                 186,584          143,447
      Average price/Bbl                           $  10.34         $  14.07
      Average price/Mcf                           $   1.53         $   2.05

      As shown in the table above, total oil and gas sales decreased $37,840 (8.8%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Of this decrease, approximately $39,000 and $97,000, respectively, were related to decreases in the average prices of oil and gas sold, which decreases were partially offset by increases of approximately $10,000 and $88,000, respectively, related to increases in the volumes of oil and gas sold. Volumes of oil and gas sold increased 676 barrels and 43,137 Mcf, respectively, for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The increase in volumes of gas sold resulted primarily from (i) a positive prior period volume adjustment made by the operator on one significant well during the three months ended March 31, 1999 and (ii) an increase in production due to the successful recompletion of another well in late 1998. Average oil and gas prices decreased to $10.34 per barrel and $1.53 per Mcf, respectively, for the three months ended March 31, 1999 from $14.07 per barrel and $2.05 per Mcf, respectively, for the three months ended March 31, 1998.

      The II-F Partnership sold certain oil and gas properties during the three months ended March 31, 1999 and recognized a $898 gain on such sales. Sales of oil and gas properties during the three months ended March 31, 1998 resulted in the II-F Partnership recognizing similar gains totaling $117,191.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $43,170 (37.6%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This increase resulted primarily from (i) ad valorem taxes being paid during the three months ended March 31, 1999, (ii) an increase in lease operating expenses associated with the increase in volumes of oil and gas sold, and (iii) workover expenses incurred on one well during the three months ended March 31, 1999 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 40.1% for the three months ended March 31, 1999 from 26.6% for the three months ended March 31, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold and the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $17,291 (18.4%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This increase resulted primarily from the increases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 28.2% for the three months ended March 31, 1999 from 21.7% for the three months ended March 31, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,319 (2.2%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. As a percentage of oil and gas sales, these expenses increased to 15.3% for the three months ended March 31, 1999 from 13.7% for the three months ended March 31, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      The II-F Partnership achieved payout during the three months ended March 31, 1999. After payout, operations and revenues for the II-F Partnership have been and will be allocated using after payout percentages. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners. See the Partnerships' Annual Report on Form 10-K for the year ended December 31, 1998 for a further discussion of pre and post payout allocations of income and expense.

      The Limited  Partners have received cash  distributions  through March 31,
      1999  totaling   $17,177,051  or  100.22%  of  Limited  Partners'  capital
      contributions.

      II-G PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    1999            1998
                                                  --------        ---------
      Oil and gas sales                           $852,036         $914,389
      Oil and gas production expenses             $336,842         $244,109
      Barrels produced                              22,078           20,593
      Mcf produced                                 406,215          305,144
      Average price/Bbl                           $  10.34         $  14.07
      Average price/Mcf                           $   1.54         $   2.05

      As shown in the table above, total oil and gas sales decreased $62,353 (6.8%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Of this decrease, approximately $82,000 and $208,000, respectively, were related to decreases in the average prices of oil and gas sold, which decreases were partially offset by increases of approximately $21,000 and $207,000, respectively, related to increases in the volumes of oil and gas sold. Volumes of oil and gas sold increased 1,485 barrels and 101,071 Mcf, respectively, for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The increase in volumes of gas sold resulted primarily from (i) a positive prior period volume adjustment made by the operator on one significant well during the three months ended March 31, 1999 and (ii) an increase in production due to the successful recompletion of another well in late 1998. Average oil and gas prices decreased to $10.34 per barrel and $1.54 per Mcf, respectively, for the three months ended March 31, 1999 from $14.07 per barrel and $2.05 per Mcf, respectively, for the three months ended March 31, 1998.

      The II-G Partnership sold certain oil and gas properties during the three months ended March 31, 1999 and recognized a $1,878 gain on such sales. Sales of oil and gas properties during the three months ended March 31, 1998 resulted in the II-G Partnership recognizing similar gains totaling $245,627.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $92,733 (38.0%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This increase resulted primarily from (i) ad valorem taxes being paid during the three months ended March 31, 1999, (ii) an increase in lease operating expenses associated with the increase in volumes of oil and gas sold, and
      (iii) workover expenses incurred on one significant well during the three months ended March 31, 1999 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 39.5% for the three months ended March 31, 1999 from 26.7% for the three months ended March 31, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold and the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $41,451 (20.7%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This increase resulted primarily from the increases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 28.3% for the three months ended March 31, 1999 from 21.9% for the three months ended March 31, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,736 (2.1%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. As a percentage of oil and gas sales, these expenses increased to 15.4% for the three months ended March 31, 1999 from 14.0% for the three months ended March 31, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      1999  totaling   $35,429,371  or  95.19%  of  Limited   Partners'  capital
      contributions.

      II-H PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998.

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $198,192         $217,703
      Oil and gas production expenses             $ 80,041         $ 58,340
      Barrels produced                               5,155            4,789
      Mcf produced                                  94,271           72,675
      Average price/Bbl                           $  10.34         $  14.06
      Average price/Mcf                           $   1.54         $   2.07

      As shown in the table above, total oil and gas sales decreased $19,511 (9.0%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Of this decrease, approximately $19,000 and $50,000, respectively, were related to decreases in the average prices of oil and gas sold, which decreases were partially offset by increases of approximately $5,000 and $45,000, respectively, related to increases in the volumes of oil and gas sold. Volumes of oil and gas sold increased 366 barrels and 21,596 Mcf, respectively, for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The increase in volumes of gas sold resulted primarily from (i) a positive prior period volume adjustment made by the operator on one significant well during the three months ended March 31, 1999 and (ii) an increase in production due to the successful recompletion of another well in late 1998. Average oil and gas prices decreased to $10.34 per barrel and $1.54 per Mcf, respectively, for the three months ended March 31, 1999 from $14.06 per barrel and $2.07 per Mcf, respectively, for the three months ended March 31, 1998.

      The II-H Partnership sold certain oil and gas properties during the three months ended March 31, 1999 and recognized a $434 gain on such sales. Sales of oil and gas properties during the three months ended March 31, 1998 resulted in the II-H Partnership recognizing similar gains totaling $57,318.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $21,701 (37.2%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This increase resulted primarily from (i) ad valorem taxes being paid during the three months ended March 31, 1999, (ii) an increase in lease operating expenses associated with the increase in volumes of oil and gas sold, and
      (iii) workover expenses incurred on one well during the three months ended March 31, 1999 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 40.4% for the three months ended March 31, 1999 from 26.8% for the three months ended March 31, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold and the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $8,608 (18.5%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This increase resulted primarily from the increases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 27.8% for the three months ended March 31, 1999 from 21.4% for the three months ended March 31, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $752 (2.4%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. As a percentage of oil and gas sales, these expenses increased to 16.3% for the three months ended March 31, 1999 from 14.5% for the three months ended March 31, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      1999  totaling   $8,250,364  or  89.96%  of  Limited   Partners'   capital
      contributions.


YEAR 2000 COMPUTER ISSUES
-------------------------

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

      The effects of Y2K are exacerbated by the interdependence of computer and telecommunication systems throughout the world. This interdependence also exists among the Partnerships, Samson, and their vendors, customers, and business partners, as well as with regulators. The potential risks associated with Y2K for an oil and gas production company fall into three general areas: (i) financial, leasehold and administrative computer systems, (ii) imbedded systems in field process control units, and (iii) third party exposures. As discussed below, General Partner does not believe that these risks will be material to the Partnerships' operations.

      The Partnerships' business is producing oil and gas. The day-to-day production of the Partnerships' oil and gas is not dependent on computers or equipment with imbedded chips. As further discussed below, management anticipates that the Partnerships' daily business activities will not be materially affected by Y2K.

      The Partnerships rely on Samson to provide all of their operational and administrative services on either a direct or indirect basis. Samson is addressing each of the three Y2K areas discussed above through a readiness process that seeks to:

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

      Samson has been planning for the impact of Y2K on its information technology systems since 1993. As of May 1, 1999, Samson is in the final stages of implementation of a Y2K plan, as summarized below:


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

      4. Remediation. Since 1993, Samson has been upgrading its accounting and land administration software. Substantially all of the Y2K upgrades have been completed, with the remainder scheduled to be completed during the 2nd quarter of 1999. In addition, in 1997 and 1998 Samson replaced or applied software patches to substantially all of its network and desktop software applications and believes them to be generally Y2K compliant. Additional patches or software upgrades will be applied no later than June 30, 1999 to complete this process. The costs of all such risk assessments and remediation are not expected to be material to the Partnerships.

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

      With respect to oil and gas production and processing equipment, neither Samson nor the Partnerships operate offshore wells, significant processing plants, or wells with older electronic monitoring systems. As a result, Samson's inventory identified less than 10 applications using imbedded chips. All of these are in the process of being tested by the respective vendors and are expected to be Y2K compliant or replaced no later than June 30, 1999. Oil and gas production related to such equipment is very minor with respect to the entire Samson group, and, in fact, the Partnerships' production may not use such equipment at all.

      Office machines are currently being tested by Samson and vendors. It is expected that such machines will be made compliant or replaced no later than June 30, 1999. 3. Risk Assessment and Remediation. The failure to identify and correct a material Y2K problem in an imbedded system could result in outcomes ranging from errors in data reporting to curtailments or shutdowns in production. As noted above, Samson has identified less than 10 imbedded system applications that may have a Y2K problem. None of these applications are believed to be material to Samson or the Partnerships. Once identified, assessed and prioritized, Samson intends to test and upgrade imbedded components and systems in field process control units deemed to pose the greatest risk of significant non-compliance and capable of testing. Samson believes that sufficient manual processes are available to minimize any such field level risk and that there will be no material impact on the Partnerships with respect to these applications.

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

      It is important to note that third party oil and gas purchasers have significant incentives to avoid disruptions arising from a Y2K failure. For example, most of these parties are under contractual obligations to purchase oil and gas or disperse revenues to Samson. The failure to do so will result in contractual and statutory penalties. Therefore, Samson believes that it is unlikely that there will be material third party non-compliance with purchase and remittance obligations as a result of Y2K issues.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Partnerships do not hold any market risk sensitive instruments.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      27.1 Financial Data Schedule containing summary financial information extracted from the II-A Partnership's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

      27.2 Financial Data Schedule containing summary financial information extracted from the II-B Partnership's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

      27.3 Financial Data Schedule containing summary financial information extracted from the II-C Partnership's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

      27.4 Financial Data Schedule containing summary financial information extracted from the II-D Partnership's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

      27.5 Financial Data Schedule containing summary financial information extracted from the II-E Partnership's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

      27.6 Financial Data Schedule containing summary financial information extracted from the II-F Partnership's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

      27.7 Financial Data Schedule containing summary financial information extracted from the II-G Partnership's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

      27.8 Financial Data Schedule containing summary financial information extracted from the II-H Partnership's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

                        All other exhibits are omitted as inapplicable.

(b) Reports on Form 8-K.

            1. Current Report on Form 8-K filed during the first quarter of 1999:

                        Date of Event:            January 29, 1999
                        Date filed with SEC:      January 29, 1999
                        Items Included:           Item 5 - Other Events
                                                  Item 7 - Exhibits

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

                                (Registrant)

                                BY:   GEODYNE RESOURCES, INC.

                                      General Partner


Date:  May 11, 1999             By:    /s/Dennis R. Neill
                                   --------------------------------
                                         (Signature)
                                         Dennis R. Neill
                                         President


Date:  May 11, 1999             By:      /s/Patrick M. Hall
                                   --------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Principal Accounting Officer

                                INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-A's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-B's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-C's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-D's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-E's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-F's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

27.7 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-G's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

27.8 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-H's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

            All other exhibits are omitted as inapplicable.