Form 10-Q
period 1999-06-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP II A; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-E; GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-G; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-H
filed 1999-08-12
CIK 824894, 826345, 833054, 833526, 842881, 850506, 851724, 854062

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1999

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

                        Yes     X               No
                             ------                ------

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               June 30,        December 31,
                                                 1999             1998
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  395,954       $  213,480
   Accounts receivable:
      Oil and gas sales                           574,548          506,282
      General Partner (Note 2)                    202,500                -
                                               ----------       ----------
        Total current assets                   $1,173,002       $  719,762

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                3,813,495        4,109,296

DEFERRED CHARGE                                   701,486          701,486
                                               ----------       ----------
                                               $5,687,983       $5,530,544
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   89,198       $  171,762
   Gas imbalance payable                          125,904          125,904
                                               ----------       ----------
        Total current liabilities              $  215,102       $  297,666

ACCRUED LIABILITY                              $  180,325       $  180,325

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  402,502)     ($  417,336)
   Limited Partners, issued and
      outstanding, 484,283 units                5,695,058        5,469,889
                                               ----------       ----------
        Total Partners' capital                $5,292,556       $5,052,553
                                               ----------       ----------
                                               $5,687,983       $5,530,544
                                               ==========       ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999              1998
                                              ----------        ----------

REVENUES:
   Oil and gas sales                           $  834,862       $  896,499
   Interest income                                  2,621           10,141
   Gain on sale of oil and
      gas properties                                    -          205,857
   Insurance settlement                           202,500                -
   Contract settlement income                           -        1,710,190
                                               ----------       ----------
                                               $1,039,983       $2,822,687

COSTS AND EXPENSES:
   Lease operating                             $  257,236       $  284,930
   Production tax                                  42,773           56,315
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  143,393          162,901
   General and administrative
      (Note 2)                                    135,570          136,112
                                               ----------       ----------
                                               $  578,972       $  640,258
                                               ----------       ----------

NET INCOME                                     $  461,011       $2,182,429
                                               ==========       ==========
GENERAL PARTNER - NET INCOME                   $   28,655       $  115,130
                                               ==========       ==========
LIMITED PARTNERS - NET INCOME                  $  432,356       $2,067,299
                                               ==========       ==========
NET INCOME per unit                            $      .90       $     4.27
                                               ==========       ==========
UNITS OUTSTANDING                                 484,283          484,283
                                               ==========       ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999              1998
                                              -----------       ----------

REVENUES:
   Oil and gas sales                           $1,494,025       $1,932,820
   Interest income                                  4,690           18,604
   Gain on sale of oil and
      gas properties                                    -          652,721
   Insurance settlement                           202,500                -
   Contract settlement income                           -        1,710,190
                                               ----------       ----------
                                               $1,701,215       $4,314,335

COSTS AND EXPENSES:
   Lease operating                             $  558,156       $  596,845
   Production tax                                  73,013          115,073
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  288,245          323,497
   General and administrative
      (Note 2)                                    307,628          305,348
                                               ----------       ----------
                                               $1,227,042       $1,340,763
                                               ----------       ----------

NET INCOME                                     $  474,173       $2,973,572
                                               ==========       ==========
GENERAL PARTNER - NET INCOME                   $   35,004       $  160,688
                                               ==========       ==========
LIMITED PARTNERS - NET INCOME                  $  439,169       $2,812,884
                                               ==========       ==========
NET INCOME per unit                            $      .91       $     5.81
                                               ==========       ==========
UNITS OUTSTANDING                                 484,283          484,283
                                               ==========       ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)
                                                 1999              1998
                                              ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $474,173          $2,973,572
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                             288,245             323,497
      Gain on sale of oil and gas
        properties                                   -         (   652,721)
      (Increase) decrease in accounts
        receivable - oil and gas sales       (  68,266)            261,428
      Increase in accounts receivable -
        General Partner                      ( 202,500)                  -
      Increase in accounts receivable -
        other                                        -         ( 1,689,215)
      Decrease in accounts payable           (  82,564)        (   125,418)
                                              --------          ----------
Net cash provided by operating
   activities                                 $409,088          $1,091,143
                                              --------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($  3,279)        ($   17,847)
   Proceeds from sale of oil and
      gas properties                            10,835             737,605
                                              --------          ----------
Net cash provided by investing
   activities                                 $  7,556          $  719,758
                                              --------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($234,170)        ($1,824,884)
                                              --------          ----------
Net cash used by financing activities        ($234,170)        ($1,824,884)
                                              --------          ----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                       $182,474         ($   13,983)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         213,480             830,584
                                              --------          ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $395,954          $  816,601
                                              ========          ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               June 30,        December 31,
                                                 1999             1998
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  163,540        $  107,021
   Accounts receivable:
      Oil and gas sales                          403,368           328,334
                                              ----------        ----------
        Total current assets                  $  566,908        $  435,355

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               2,365,010         2,569,828

DEFERRED CHARGE                                  179,833           179,833
                                              ----------        ----------
                                              $3,111,751        $3,185,016
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   65,467        $   77,383
   Gas imbalance payable                          19,790            19,790
                                              ----------        ----------
        Total current liabilities             $   85,257        $   97,173

ACCRUED LIABILITY                             $   98,681        $   98,681

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  317,935)      ($  320,234)
   Limited Partners, issued and
      outstanding, 361,719 units               3,245,748         3,309,396
                                              ----------        ----------
        Total Partners' capital               $2,927,813        $2,989,162
                                              ----------        ----------
                                              $3,111,751        $3,185,016
                                              ==========        ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999              1998
                                              ---------         ----------

REVENUES:
   Oil and gas sales                          $569,351          $  634,517
   Interest income                               1,215               4,099
   Gain on sale of oil and
      gas properties                                 -               5,491
   Contract settlement income                        -           2,793,295
                                              --------          ----------
                                              $570,566          $3,437,402

COSTS AND EXPENSES:
   Lease operating                            $188,565          $  168,679
   Production tax                               30,033              42,520
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                86,656              97,349
   General and administrative
      (Note 2)                                 101,378             103,080
                                              --------          ----------
                                              $406,632          $  411,628
                                              --------          ----------

NET INCOME                                    $163,934          $3,025,774
                                              ========          ==========
GENERAL PARTNER - NET INCOME                  $ 11,602          $  154,978
                                              ========          ==========
LIMITED PARTNERS - NET INCOME                 $152,332          $2,870,796
                                              ========          ==========
NET INCOME per unit                           $    .42          $     7.93
                                              ========          ==========
UNITS OUTSTANDING                              361,719             361,719
                                              ========          ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999              1998
                                              -----------       ----------

REVENUES:
   Oil and gas sales                          $1,085,725        $1,429,973
   Interest income                                 2,384             9,685
   Gain on sale of oil and
      gas properties                                   -            63,175
   Contract settlement income                          -         2,793,295
                                              ----------        ----------
                                              $1,088,109        $4,296,128

COSTS AND EXPENSES:
   Lease operating                            $  427,933        $  420,017
   Production tax                                 64,089            85,832
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 184,426           200,971
   General and administrative
      (Note 2)                                   228,914           229,906
                                              ----------        ----------
                                              $  905,362        $  936,726
                                              ----------        ----------

NET INCOME                                    $  182,747        $3,359,402
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   16,395        $  175,525
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  166,352        $3,183,877
                                              ==========        ==========
NET INCOME per unit                           $      .46        $     8.80
                                              ==========        ==========
UNITS OUTSTANDING                                361,719           361,719
                                              ==========        ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999              1998
                                              ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $182,747          $3,359,402
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                             184,426             200,971
      Gain on sale of oil and gas
        properties                                   -         (    63,175)
      (Increase) decrease in accounts
        receivable - oil and gas sales       (  75,034)            143,289
      Increase in accounts receivable -
        other                                        -         ( 2,793,295)
      Decrease in accounts payable           (  11,916)        (    64,574)
                                              --------          ----------
Net cash provided by operating
   activities                                 $280,223          $  782,618
                                              --------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($    159)        ($   40,233)
   Proceeds from sale of oil and
      gas properties                            20,551              74,745
                                              --------          ----------
Net cash provided by investing
   activities                                 $ 20,392          $   34,512
                                              --------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($244,096)        ($1,117,981)
                                              --------          ----------
Net cash used by financing activities        ($244,096)        ($1,117,981)
                                              --------          ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           $ 56,519         ($  300,851)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         107,021             644,574
                                              --------          ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $163,540          $  343,723
                                              ========          ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  1999            1998
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  118,170       $   66,617
   Accounts receivable:
      Oil and gas sales                           192,565          157,275
                                               ----------       ----------
        Total current assets                   $  310,735       $  223,892

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,280,078        1,382,430

DEFERRED CHARGE                                   153,412          153,412
                                               ----------       ----------
                                               $1,744,225       $1,759,734
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   28,660       $   29,848
   Gas imbalance payable                           38,249           38,249
                                               ----------       ----------
        Total current liabilities              $   66,909       $   68,097

ACCRUED LIABILITY                              $   59,308       $   59,308

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  130,639)     ($  133,264)
   Limited Partners, issued and
      outstanding, 154,621 units                1,748,647        1,765,593
                                               ----------       ----------
        Total Partners' capital                $1,618,008       $1,632,329
                                               ----------       ----------
                                               $1,744,225       $1,759,734
                                               ==========       ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999              1998
                                              ---------          ---------

REVENUES:
   Oil and gas sales                          $283,362          $  274,090
   Interest income                                 981               3,773
   Gain on sale of oil and
      gas properties                                47               5,331
   Contract settlement income                        -           1,197,148
                                              --------          ----------
                                              $284,390          $1,480,342

COSTS AND EXPENSES:
   Lease operating                            $ 74,782          $   71,017
   Production tax                               18,736              19,503
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                51,114              50,005
   General and administrative
      (Note 2)                                  44,044              44,521
                                              --------          ----------
                                              $188,676          $  185,046
                                              --------          ----------

NET INCOME                                    $ 95,714          $1,295,296
                                              ========          ==========
GENERAL PARTNER - NET INCOME                  $ 14,073          $   66,576
                                              ========          ==========
LIMITED PARTNERS - NET INCOME                 $ 81,641          $1,228,720
                                              ========          ==========
NET INCOME per unit                           $    .52          $     7.95
                                              ========          ==========
UNITS OUTSTANDING                              154,621             154,621
                                              ========          ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999              1998
                                              ---------          ---------

REVENUES:
   Oil and gas sales                          $524,665          $  642,625
   Interest income                               1,860               7,110
   Gain on sale of oil and
      gas properties                                47             198,858
   Contract settlement income                        -           1,197,148
                                              --------          ----------
                                              $526,572          $2,045,741

COSTS AND EXPENSES:
   Lease operating                            $162,432          $  160,081
   Production tax                               42,250              42,741
   Depreciation, depletion, and
      amortization of oil and gas
      properties                               104,130             109,598
   General and administrative
      (Note 2)                                  98,605              98,730
                                              --------          ----------
                                              $407,417          $  411,150
                                              --------          ----------

NET INCOME                                    $119,155          $1,634,591
                                              ========          ==========
GENERAL PARTNER - NET INCOME                  $ 21,101          $   85,758
                                              ========          ==========
LIMITED PARTNERS - NET INCOME                 $ 98,054          $1,548,833
                                              ========          ==========
NET INCOME per unit                           $    .63          $    10.02
                                              ========          ==========
UNITS OUTSTANDING                              154,621             154,621
                                              ========          ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)
                                                 1999              1998
                                              ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $119,155          $1,634,591
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                             104,130             109,598
      Gain on sale of oil and gas
        properties                           (      47)        (   198,858)
      (Increase) decrease in accounts
        receivable - oil and gas sales       (  35,290)             83,482
      Increase in accounts receivable -
        other                                        -         ( 1,195,217)
      Decrease in accounts payable           (   1,188)        (     5,986)
                                              --------          ----------
Net cash provided by operating
   activities                                 $186,760          $  427,610
                                              --------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($ 10,032)        ($   14,789)
   Proceeds from sale of oil and
      gas properties                             8,301             282,274
                                              --------          ----------
Net cash provided (used) by
   investing activities                      ($  1,731)         $  267,485
                                              --------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($133,476)        ($  874,991)
                                              --------          ----------
Net cash used by financing activities        ($133,476)        ($  874,991)
                                              --------          ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           $ 51,553         ($  179,896)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          66,617             358,095
                                              --------          ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $118,170          $  178,199
                                              ========          ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               June 30,        December 31,
                                                 1999             1998
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  347,660        $  311,556
   Accounts receivable:
      Oil and gas sales                          402,758           342,433
                                              ----------        ----------
        Total current assets                  $  750,418        $  653,989

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               2,538,114         2,726,713

DEFERRED CHARGE                                  614,207           614,207
                                              ----------        ----------
                                              $3,902,739        $3,994,909
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   71,653        $   67,934
   Gas imbalance payable                         149,648           149,648
                                              ----------        ----------
        Total current liabilities             $  221,301        $  217,582

ACCRUED LIABILITY                             $  206,215        $  206,215

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  235,815)      ($  247,182)
   Limited Partners, issued and
      outstanding, 314,878 units               3,711,038         3,818,294
                                              ----------        ----------
        Total Partners' capital               $3,475,223        $3,571,112
                                              ----------        ----------
                                              $3,902,739        $3,994,909
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                1999               1998
                                              ---------         ----------

REVENUES:
   Oil and gas sales                          $620,800          $  633,539
   Interest income                               2,803               8,801
   Gain on sale of oil and
      gas properties                            36,944              69,790
   Contract settlement income                        -           3,033,283
                                              --------          ----------
                                              $660,547          $3,745,413

COSTS AND EXPENSES:
   Lease operating                            $200,823          $  228,329
   Production tax                               48,402              38,318
   Depreciation, depletion, and
      amortization of oil and gas
      properties                               107,473             114,382
   General and administrative
      (Note 2)                                  88,726              90,214
                                              --------          ----------
                                              $445,424          $  471,243
                                              --------          ----------

NET INCOME                                    $215,123          $3,274,170
                                              ========          ==========
GENERAL PARTNER - NET INCOME                  $ 30,905          $  167,843
                                              ========          ==========
LIMITED PARTNERS - NET INCOME                 $184,218          $3,106,327
                                              ========          ==========
NET INCOME per unit                           $    .59          $     9.86
                                              ========          ==========
UNITS OUTSTANDING                              314,878             314,878
                                              ========          ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999              1998
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,126,215        $1,345,511
   Interest income                                 5,887            19,370
   Gain on sale of oil and
      gas properties                              36,944           508,895
   Contract settlement income                          -         3,033,283
                                              ----------        ----------
                                              $1,169,046        $4,907,059

COSTS AND EXPENSES:
   Lease operating                            $  446,075        $  485,866
   Production tax                                 88,699           102,417
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 204,416           227,383
   General and administrative
      (Note 2)                                   199,734           200,303
                                              ----------        ----------
                                              $  938,924        $1,015,969
                                              ----------        ----------

NET INCOME                                    $  230,122        $3,891,090
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   35,378        $  202,681
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  194,744        $3,688,409
                                              ==========        ==========
NET INCOME per unit                           $      .62        $    11.71
                                              ==========        ==========
UNITS OUTSTANDING                                314,878           314,878
                                              ==========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)
                                                1999               1998
                                              --------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $230,122          $3,891,090
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                             204,416             227,383
      Gain on sale of oil and gas
        properties                           (  36,944)        (   508,895)
      (Increase) decrease in accounts
        receivable - oil and gas sales       (  60,325)            237,693
      Increase in accounts receivable -
        other                                        -         ( 3,013,016)
      Increase (decrease) in accounts
        payable                                  3,719         (     5,216)
                                              --------          ----------
Net cash provided by operating
   activities                                 $340,988          $  829,039
                                              --------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($ 15,817)        ($    2,441)
   Proceeds from sale of oil and
      gas properties                            36,944             685,185
                                              --------          ----------
Net cash provided by investing
   activities                                 $ 21,127          $  682,744
                                              --------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($326,011)        ($2,195,718)
                                              --------          ----------
Net cash used by financing activities        ($326,011)        ($2,195,718)
                                              --------          ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           $ 36,104         ($  683,935)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         311,556           1,151,142
                                              --------          ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $347,660          $  467,207
                                              ========          ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               June 30,        December 31,
                                                 1999              1998
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  357,676        $  376,779
   Accounts receivable:
      Oil and gas sales                          292,069           220,028
                                              ----------        ----------
        Total current assets                  $  649,745        $  596,807

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               2,161,807         2,388,613

DEFERRED CHARGE                                  275,532           275,532
                                              ----------        ----------
                                              $3,087,084        $3,260,952
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   32,128        $   38,881
   Gas imbalance payable                         148,458           148,458
                                              ----------        ----------
        Total current liabilities             $  180,586        $  187,339

ACCRUED LIABILITY                             $   81,050        $   81,050

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  171,633)      ($  173,306)
   Limited Partners, issued and
      outstanding, 228,821 units               2,997,081         3,165,869
                                              ----------        ----------
        Total Partners' capital               $2,825,448        $2,992,563
                                              ----------        ----------
                                              $3,087,084        $3,260,952
                                              ==========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                               1999                1998
                                             ---------          ----------

REVENUES:
   Oil and gas sales                          $475,193          $  412,505
   Interest income                               2,708               4,235
   Gain on sale of oil and
      gas properties                            23,039             257,260
   Contract settlement income                        -           6,158,619
                                              --------          ----------
                                              $500,940          $6,832,619

COSTS AND EXPENSES:
   Lease operating                            $ 81,499          $  111,277
   Production tax                               31,974              30,246
   Depreciation, depletion, and
      amortization of oil and gas
      properties                               115,097             122,132
   General and administrative
      (Note 2)                                  64,844              68,824
                                              --------          ----------
                                              $293,414          $  332,479
                                              --------          ----------

NET INCOME                                    $207,526          $6,500,140
                                              ========          ==========
GENERAL PARTNER - NET
   INCOME                                     $ 14,845          $  329,680
                                              ========          ==========
LIMITED PARTNERS - NET
   INCOME                                     $192,681          $6,170,460
                                              ========          ==========
NET INCOME per unit                           $    .84          $    26.97
                                              ========          ==========
UNITS OUTSTANDING                              228,821             228,821
                                              ========          ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                               1999                1998
                                             ---------          ----------

REVENUES:
   Oil and gas sales                          $803,244          $  890,830
   Interest income                               6,099              10,693
   Gain on sale of oil and
      gas properties                            23,406             320,475
   Contract settlement income                        -           6,158,619
                                              --------          ----------
                                              $832,749          $7,380,617

COSTS AND EXPENSES:
   Lease operating                            $206,644          $  243,303
   Production tax                               54,562              63,944
   Depreciation, depletion, and
      amortization of oil and gas
      properties                               226,035             258,703
   General and administrative
      (Note 2)                                 145,562             149,475
                                              --------          ----------
                                              $632,803          $  715,425
                                              --------          ----------

NET INCOME                                    $199,946          $6,665,192
                                              ========          ==========
GENERAL PARTNER - NET
   INCOME                                     $ 18,734          $  343,073
                                              ========          ==========
LIMITED PARTNERS - NET
   INCOME                                     $181,212          $6,322,119
                                              ========          ==========
NET INCOME per unit                           $    .79          $    27.63
                                              ========          ==========
UNITS OUTSTANDING                              228,821             228,821
                                              ========          ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999              1998
                                               ---------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $199,946         $6,665,192
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                              226,035            258,703
      Gain on sale of oil and gas
        properties                            (  23,406)       (   320,475)
      (Increase) decrease in accounts
        receivable - oil and gas sales        (  72,041)           139,523
      Increase in accounts receivable -
        other                                         -        ( 6,158,509)
      Decrease in accounts payable            (   6,753)       (    57,013)
                                               --------         ----------
Net cash provided by operating
   activities                                  $323,781         $  527,421
                                               --------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($  1,217)       ($  116,267)
   Proceeds from sale of oil and
      gas properties                             25,394            348,945
                                               --------         ----------
Net cash provided by investing
   activities                                  $ 24,177         $  232,678
                                               --------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($367,061)       ($  808,509)
                                               --------         ----------
Net cash used by financing activities         ($367,061)       ($  808,509)
                                               --------         ----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                ($ 19,103)       ($   48,410)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          376,779            670,777
                                               --------         ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $357,676         $  622,367
                                               ========         ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  1999            1998
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  182,127       $  153,240
   Accounts receivable:
      Oil and gas sales                           243,521          187,525
                                               ----------       ----------
        Total current assets                   $  425,648       $  340,765

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,898,300        2,086,592

DEFERRED CHARGE                                    46,373           46,373
                                               ----------       ----------
                                               $2,370,321       $2,473,730
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   24,572       $   24,007
   Gas imbalance payable                            4,233            4,233
                                               ----------       ----------
        Total current liabilities              $   28,805       $   28,240

ACCRUED LIABILITY                              $   24,995       $   24,995

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  132,184)     ($  144,763)
   Limited Partners, issued and
      outstanding, 171,400 units                2,448,705        2,565,258
                                               ----------       ----------
        Total Partners' capital                $2,316,521       $2,420,495
                                               ----------       ----------
                                               $2,370,321       $2,473,730
                                               ==========       ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999              1998
                                               ---------         ---------

REVENUES:
   Oil and gas sales                            $376,944          $388,884
   Interest income                                 1,394             3,948
   Gain on sale of oil and
      gas properties                                 305           538,754
                                                --------          --------
                                                $378,643          $931,586

COSTS AND EXPENSES:
   Lease operating                              $ 57,692          $ 62,517
   Production tax                                 21,396            25,515
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  82,687            83,517
   General and administrative
      (Note 2)                                    48,086            47,610
                                                --------          --------
                                                $209,861          $219,159
                                                --------          --------

NET INCOME                                      $168,782          $712,427
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 24,181          $ 38,765
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $144,601          $673,662
                                                ========          ========
NET INCOME per unit                             $    .84          $   3.93
                                                ========          ========
UNITS OUTSTANDING                                171,400           171,400
                                                ========          ========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999              1998
                                               ---------        ----------

REVENUES:
   Oil and gas sales                            $771,173        $  820,953
   Interest income                                 3,175            10,043
   Gain on sale of oil and
      gas properties                               1,203           655,945
                                                --------        ----------
                                                $775,551        $1,486,941

COSTS AND EXPENSES:
   Lease operating                              $190,462        $  148,402
   Production tax                                 46,627            54,461
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 193,700           177,239
   General and administrative
      (Note 2)                                   108,581           106,786
                                                --------        ----------
                                                $539,370        $  486,888
                                                --------        ----------

NET INCOME                                      $236,181        $1,000,053
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $ 40,734        $   56,590
                                                ========        ==========
LIMITED PARTNERS - NET INCOME                   $195,447        $  943,463
                                                ========        ==========
NET INCOME per unit                             $   1.14        $     5.50
                                                ========        ==========
UNITS OUTSTANDING                                171,400           171,400
                                                ========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                1999               1998
                                              --------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $236,181          $1,000,053
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                             193,700             177,239
      Gain on sale of oil and gas
        properties                           (   1,203)        (   655,945)
      (Increase) decrease in accounts
        receivable - oil and gas sales       (  55,996)            110,254
      Decrease in accounts receivable -
        other                                        -                  43
      Increase (decrease) in accounts
        payable                                    565         (    39,725)
                                              --------          ----------
Net cash provided by operating
   activities                                 $373,247          $  591,919
                                              --------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($  9,873)        ($   32,829)
   Proceeds from sale of oil and
      gas properties                             5,668             720,750
                                              --------          ----------
Net cash provided (used) by
   investing activities                      ($  4,205)         $  687,921
                                              --------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($340,155)        ($1,189,653)
                                              --------          ----------
Net cash used by financing activities        ($340,155)        ($1,189,653)
                                              --------          ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                $ 28,887          $   90,187

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         153,240             741,852
                                              --------          ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $182,127          $  832,039
                                              ========          ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  1999            1998
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  427,496       $  333,168
   Accounts receivable:
      Oil and gas sales                           558,635          398,538
                                               ----------       ----------
        Total current assets                   $  986,131       $  731,706

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                4,086,371        4,492,141

DEFERRED CHARGE                                   101,955          101,955
                                               ----------       ----------
                                               $5,174,457       $5,325,802
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   52,593       $   51,385
   Gas imbalance payable                            9,029            9,029
                                               ----------       ----------
        Total current liabilities              $   61,622       $   60,414

ACCRUED LIABILITY                              $   57,830       $   57,830

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  300,999)     ($  304,885)
   Limited Partners, issued and
      outstanding, 372,189 units                5,356,004        5,512,443
                                               ----------       ----------
        Total Partners' capital                $5,055,005       $5,207,558
                                               ----------       ----------
                                               $5,174,457       $5,325,802
                                               ==========       ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                1999               1998
                                              --------          ----------

REVENUES:
   Oil and gas sales                          $852,551          $  834,167
   Interest income                               3,116               8,518
   Gain on sale of oil and
      gas properties                               815           1,126,657
                                              --------          ----------
                                              $856,482          $1,969,342

COSTS AND EXPENSES:
   Lease operating                            $123,871          $  134,397
   Production tax                               48,082              55,722
   Depreciation, depletion, and
      amortization of oil and gas
      properties                               175,972             180,454
   General and administrative
      (Note 2)                                 104,316             103,383
                                              --------          ----------
                                              $452,241          $  473,956
                                              --------          ----------

NET INCOME                                    $404,241          $1,495,386
                                              ========          ==========
GENERAL PARTNER - NET INCOME                  $ 27,095          $   81,562
                                              ========          ==========
LIMITED PARTNERS - NET INCOME                 $377,146          $1,413,824
                                              ========          ==========
NET INCOME per unit                           $   1.02          $     3.80
                                              ========          ==========
UNITS OUTSTANDING                              372,189             372,189
                                              ========          ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999              1998
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,704,587        $1,748,556
   Interest income                                 7,001            21,487
   Gain on sale of oil and
      gas properties                               2,693         1,372,284
                                              ----------        ----------
                                              $1,714,281        $3,142,327

COSTS AND EXPENSES:
   Lease operating                            $  406,175        $  316,829
   Production tax                                102,620           117,399
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 417,483           380,514
   General and administrative
      (Note 2)                                   235,466           231,797
                                              ----------        ----------
                                              $1,161,744        $1,046,539
                                              ----------        ----------

NET INCOME                                    $  552,537        $2,095,788
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   43,976        $  118,936
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  508,561        $1,976,852
                                              ==========        ==========
NET INCOME per unit                           $     1.37        $     5.31
                                              ==========        ==========
UNITS OUTSTANDING                                372,189           372,189
                                              ==========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                1999               1998
                                              --------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $552,537          $2,095,788
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                             417,483             380,514
      Gain on sale of oil and gas
        properties                           (   2,693)        ( 1,372,284)
      (Increase) decrease in accounts
        receivable - oil and gas sales       ( 160,097)            227,723
      Increase (decrease) in accounts
        payable                                  1,208         (    83,014)
                                              --------          ----------
Net cash provided by operating
   activities                                 $808,438          $1,248,727
                                              --------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($ 21,202)        ($   63,181)
   Proceeds from sale of oil and
      gas properties                            12,182           1,501,793
                                              --------          ----------
Net cash provided (used) by
   investing activities                      ($  9,020)         $1,438,612
                                              --------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($705,090)        ($2,505,819)
                                              --------          ----------
Net cash used by financing activities        ($705,090)        ($2,505,819)
                                              --------          ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                $ 94,328          $  181,520

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         333,168           1,564,325
                                              --------          ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $427,496          $1,745,845
                                              ========          ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  1999            1998
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $   95,694       $   78,275
   Accounts receivable:
      Oil and gas sales                           128,199           95,260
                                               ----------       ----------
        Total current assets                   $  223,893       $  173,535

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  963,952        1,057,945

DEFERRED CHARGE                                    23,749           23,749
                                               ----------       ----------
                                               $1,211,594       $1,255,229
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   12,701       $   12,408
                                               ----------       ----------
        Total current liabilities              $   12,701       $   12,408

ACCRUED LIABILITY                              $   12,063       $   12,063

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   74,938)     ($   75,631)
   Limited Partners, issued and
      outstanding, 91,711 units                 1,261,768        1,306,389
                                               ----------       ----------
        Total Partners' capital                $1,186,830       $1,230,758
                                               ----------       ----------
                                               $1,211,594       $1,255,229
                                               ==========       ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                  1999             1998
                                                --------        ----------

REVENUES:
   Oil and gas sales                            $198,563          $195,270
   Interest income                                   637             1,887
   Gain on sale of oil and
      gas properties                                 266           257,705
                                                --------          --------
                                                $199,466          $454,862

COSTS AND EXPENSES:
   Lease operating                              $ 30,059          $ 32,716
   Production tax                                 11,485            13,457
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  41,852            41,604
   General and administrative
      (Note 2)                                    25,692            25,478
                                                --------          --------
                                                $109,088          $113,255
                                                --------          --------

NET INCOME                                      $ 90,378          $341,607
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $  6,161          $ 18,651
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $ 84,217          $322,956
                                                ========          ========
NET INCOME per unit                             $    .92          $   3.52
                                                ========          ========
UNITS OUTSTANDING                                 91,711            91,711
                                                ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                  1999             1998
                                                --------         ---------

REVENUES:
   Oil and gas sales                            $396,755          $412,973
   Interest income                                 1,450             4,822
   Gain on sale of oil and
      gas properties                                 700           315,023
                                                --------          --------
                                                $398,905          $732,818

COSTS AND EXPENSES:
   Lease operating                              $ 97,459          $ 76,189
   Production tax                                 24,126            28,324
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  96,941            88,085
   General and administrative
      (Note 2)                                    58,080            57,114
                                                --------          --------
                                                $276,606          $249,712
                                                --------          --------

NET INCOME                                      $122,299          $483,106
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $  9,920          $ 27,438
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $112,379          $455,668
                                                ========          ========
NET INCOME per unit                             $   1.23          $   4.97
                                                ========          ========
UNITS OUTSTANDING                                 91,711            91,711
                                                ========          ========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999              1998
                                               ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $122,299          $483,106
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                96,941            88,085
      Gain on sale of oil and gas
        properties                             (     700)        ( 315,023)
      (Increase) decrease in accounts
        receivable - oil and gas sales         (  32,939)           56,188
      Increase (decrease) in accounts
        payable                                      293         (  19,162)
                                                --------          --------
Net cash provided by operating
   activities                                   $185,894          $293,194
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  5,148)        ($ 15,635)
   Proceeds from sale of oil and
      gas properties                               2,900           345,091
                                                --------          --------
Net cash provided (used) by
   investing activities                        ($  2,248)         $329,456
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($166,227)        ($585,516)
                                                --------          --------
Net cash used by financing activities          ($166,227)        ($585,516)
                                                --------          --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $ 17,419          $ 37,134

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            78,275           364,502
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 95,694          $401,636
                                                ========          ========

         The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
             CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of June 30, 1999, combined statements of operations for the three and six months ended June 30, 1999 and 1998, and combined statements of cash flows for the six months ended June 30, 1999 and 1998 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a
      "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at June 30, 1999, the combined results of operations for the three and six months ended June 30, 1999 and 1998, and the combined cash flows for the six months ended June 30, 1999 and 1998.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1998. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended June 30, 1999 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               II-A                  $ 8,127                 $127,443
               II-B                    6,188                   95,190
               II-C                    3,355                   40,689
               II-D                    5,863                   82,863
               II-E                    4,628                   60,216
               II-F                    2,981                   45,105
               II-G                    6,372                   97,944
               II-H                    1,557                   24,135

      During the six months ended June 30, 1999 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               II-A                  $52,742                 $254,886
               II-B                   38,534                  190,380
               II-C                   17,227                   81,378
               II-D                   34,008                  165,726
               II-E                   25,130                  120,432
               II-F                   18,371                   90,210
               II-G                   39,578                  195,888
               II-H                    9,810                   48,270

      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.

      The accounts receivable - General Partner at June 30, 1999 for the II-A Partnership represents proceeds from an insurance settlement discussed below in Liquidity and Capital Resources. Such receivable was subsequently collected and will be included in the II-A Partnership's August 1999 cash distribution.

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 1999 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      In August 1999, the II-A Partnership received insurance settlement proceeds in the amount of $202,500 for the costs incurred to drill the State Lease 8191 No. 4 well in St. Bernard Parish, Louisiana for the purpose of relieving pressure in another well which suffered a blowout during a workover attempt. This new well was completed as a producing gas well in 1998. The insurance proceeds amount will be included in the Partnership's August 1999 cash distribution.

      The II-D and II-E Partnerships' Statements of Cash Flows for the six months ended June 30, 1999 include proceeds from the sale of oil and gas properties during the six months ended June 30, 1999. The proceeds received by the II-E Partnership during the first quarter were included in the II-E Partnership's cash distribution paid during May 1999. The proceeds received during the second quarter by the II-D and II-E Partnerships will be included in the Partnerships' cash distributions to be paid in August 1999.


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

      II-A PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                  1999             1998
                                                --------         --------
      Oil and gas sales                         $834,862         $896,499
      Oil and gas production expenses           $300,009         $341,245
      Barrels produced                            20,351           24,402
      Mcf produced                               274,373          306,092
      Average price/Bbl                         $  14.17         $  11.73
      Average price/Mcf                         $   1.99         $   1.99

      As shown in the table above, total oil and gas sales decreased $61,637 (6.9%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Of this decrease, approximately $47,000 and $63,000, respectively, were related to decreases in volumes of oil and gas sold, which decreases were partially offset by an increase of approximately $49,000 related to an increase in the average price of oil sold. Volumes of oil and gas sold decreased 4,051 barrels and 31,719 Mcf, respectively, for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. The decrease in volumes of oil sold was primarily due to (i) positive prior period volume adjustments made by the purchaser on two significant wells during the three months ended June 30, 1998 and (ii) normal declines in production. The decrease in volumes of gas sold was primarily due to normal declines in production. Average oil prices increased to $14.17 per barrel for the three months ended June 30,1999 from $11.73 per barrel for the three months ended June 30, 1998. Average gas prices remained constant at $1.99 for the three months ended June 30, 1999 and for the three months ended June 30, 1998.

      The II-A Partnership sold certain oil and gas properties during the three months ended June 30, 1998 and recognized a $205,857 gain on such sales. No such gains were recognized on sales of oil and gas properties during the three months ended June 30, 1999.

      As discussed in Liquidity and Capital Resources above, the II-A Partnership recognized an insurance settlement in the amount of $202,500 during the three months ended June 30, 1999. No similar settlements occurred during the three months ended June 30, 1998.

      The II-A Partnership recognized a gas contract settlement in the amount of $1,710,190 during the three months ended June 30, 1998. This settlement involved claims made for take or pay deficiencies and gas pricing issues arising out of a gas purchase contract. No similar settlements occurred during the three months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $41,236 (12.1%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold and (ii) a decrease in production taxes associated with production tax credits received from the operator on several wells during the three months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 35.9% for the three months ended June 30, 1999 from 38.1% for the three months ended June 30, 1998. This percentage decrease was primarily due to the increase in the average price of oil sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $19,508 (12.0%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 17.2% for the three months ended June 30, 1999 from 18.2% for the three months ended June 30, 1998.

      General and administrative expenses remained relatively constant for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 16.2% for the three months ended June 30, 1999 from 15.2% for the three months ended June 30, 1998.

      SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998.

                                                Six Months Ended June 30,
                                                -------------------------
                                                   1999             1998
                                                ----------       ----------
      Oil and gas sales                         $1,494,025       $1,932,820
      Oil and gas production expenses           $  631,169       $  711,918
      Barrels produced                              43,675           46,448
      Mcf produced                                 534,942          619,915
      Average price/Bbl                         $    12.32       $    13.69
      Average price/Mcf                         $     1.79       $     2.09

      As shown in the table above, total oil and gas sales decreased $438,795 (22.7%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Of this decrease, approximately $38,000 and $178,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $60,000 and $163,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 2,773 barrels and 84,973 Mcf, respectively, for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The decrease in volumes of gas sold was primarily due to
      (i) the sale of several wells during 1998 and (ii) normal declines in production. Average oil and gas prices decreased to $12.32 per barrel and $1.79 per Mcf, respectively, for the six months ended June 30, 1999 from $13.69 per barrel and $2.09 per Mcf, respectively, for the six months ended June 30, 1998.

      The II-A Partnership sold certain oil and gas properties during the six months ended June 30, 1998 and recognized a $652,721 gain on such sales. No such gains were recognized during the six months ended June 30, 1999.

      As discussed in Liquidity and Capital Resources above, the II-A Partnership recognized an insurance settlement in the amount of $202,500 during the six months ended June 30, 1999. No similar settlements occurred during the six months ended June 30, 1998.

      The II-A Partnership recognized a gas contract settlement in the amount of $1,710,190 during the six months ended June 30, 1998. This settlement involved claims made for take or pay deficiencies and gas pricing issues arising out of a gas purchase contract. No similar settlements occurred during the six months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $80,749 (11.3%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales, (ii) a decrease in production taxes associated with production tax credits received from the operator on several wells during the six months ended June 30, 1999, and (iii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold. These decreases were partially offset by workover expenses incurred on two significant wells during the six months ended June 30, 1999 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 42.2% for the six months ended June 30, 1999 from 36.8% for the six months ended June 30, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $35,252 (10.9%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 19.3% for the six months ended June 30, 1999 from 16.7% for the six months ended June 30, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 20.6% for the six months ended June 30, 1999 from 15.8% for the six months ended June 30, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through June 30, 1999 totaling $46,949,357 or 96.95% of the Limited Partners' capital contributions. II-B PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                  1999              1998
                                                --------          --------
      Oil and gas sales                         $569,351          $634,517
      Oil and gas production expenses           $218,598          $211,199
      Barrels produced                            13,121            12,845
      Mcf produced                               196,375           235,275
      Average price/Bbl                         $  14.48          $  13.75
      Average price/Mcf                         $   1.93          $   1.95

      As shown in the table above, total oil and gas sales decreased $65,166 (10.3%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Of this decrease, approximately $76,000 was related to a decrease in volumes of gas sold. This decrease was partially offset by an increase of approximately $10,000 related to an increase in the average price of oil sold. Volumes of oil sold increased 276 barrels, while volumes of gas sold decreased 38,900 Mcf for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of one significant well to perform a workover during the three months ended June 30, 1999. Average oil prices increased to $14.48 per barrel for the three months ended

      June 30, 1999 from $13.75 per barrel for the three months ended June 30,1998. Average gas prices decreased to $1.93 per Mcf for the three months ended June 30, 1999 from $1.95 per Mcf for the three months ended June30, 1998.

      The II-B Partnership recognized a gas contract settlement in the amount of $2,793,295 during the three months ended June 30, 1998. This settlement involved claims made for take or pay deficiencies and gas pricing issues arising out of a gas purchase contract. No similar settlements occurred during the three months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $7,399 (3.5%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This increase was primarily due to workover expenses incurred on two significant wells during the three months ended June 30, 1999 in order to improve the recovery of reserves. This increase was partially offset by a decrease in production taxes associated with the decrease in oil and gas sales and a decrease in lease operating expenses associated with the decrease in volumes of gas sold. As a percentage of oil and gas sales, these expenses increased to 38.4% for the three months ended June 30, 1999 from 33.3% for the three months ended June 30, 1998. This percentage increase was primarily due to the 1999 workover expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $10,693 (11.0%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This decrease was primarily due to the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense remained relatively constant at 15.2% for the three months ended June 30, 1999 and 15.3% for the three months ended June 30, 1998.

      General and administrative expenses decreased $1,702 (1.7%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 17.8% for the three months ended June 30, 1999 from 16.2% for the three months ended June 30, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998.

                                                 Six Months Ended June 30,
                                                 -------------------------
                                                   1999              1998
                                                ----------        ----------
      Oil and gas sales                         $1,085,725        $1,429,973
      Oil and gas production expenses           $  492,022        $  505,849
      Barrels produced                              28,053            28,756
      Mcf produced                                 417,162           472,287
      Average price/Bbl                         $    12.50        $    15.06
      Average price/Mcf                         $     1.76        $     2.11

      As shown in the table above, total oil and gas sales decreased $344,248 (24.1%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Of this decrease, approximately $11,000 and $116,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $72,000 and $145,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 703 barrels and 55,125 Mcf, respectively, for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The decrease in volumes of gas sold was primarily due to
      (i) normal declines in production and (ii) the sale of several wells during 1998. Average oil and gas prices decreased to $12.50 per barrel and $1.76 per Mcf, respectively, for the six months ended June 30, 1999 from $15.06 per barrel and $2.11 per Mcf, respectively, for the six months ended June 30, 1998.

      The II-B Partnership recognized a gas contract settlement in the amount of $2,793,295 during the six months ended June 30, 1998. This settlement involved claims made for take or pay deficiencies and gas pricing issues arising out of a gas purchase contract. No similar settlements occurred during the six months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $13,827 (2.7%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales and (ii) a decrease in lease operating expenses associated with the decrease in volumes of oil and gas sold. This decrease was partially offset by workover expenses incurred on two significant wells during the six months ended June 30, 1999 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 45.3% for the six months ended June 30, 1999 from 35.4% for the six months ended June 30, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold and the 1999 workover expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $16,545 (8.2%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. As a percentage of oil and gas sales, this expense increased to 17.0% for the six months ended June 30, 1999 from 14.1% for the six months ended June 30, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 21.1% for the six months ended June 30, 1999 from 16.1% for the six months ended June 30, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through June 30, 1999 totaling $34,362,916 or 95.00% of the Limited Partners' capital contributions.

      II-C PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998.

                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $283,362         $274,090
      Oil and gas production expenses             $ 93,518         $ 90,520
      Barrels produced                               4,090            3,845
      Mcf produced                                 114,864          117,133
      Average price/Bbl                           $  16.10         $  14.59
      Average price/Mcf                           $   1.89         $   1.86

      As shown in the table above, total oil and gas sales increased $9,272 (3.4%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Of this increase, approximately $3,000 was related to an increase in volumes of oil sold and approximately $6,000 and $4,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were significantly offset by a decrease of approximately $4,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 245 barrels, while volumes of gas sold decreased 2,269 Mcf for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Average oil and gas prices increased to $16.10 per barrel and $1.89 per Mcf, respectively, for the three months ended

      June 30, 1999 from $14.59 per barrel and $1.86 per Mcf, respectively, for the three months ended June 30, 1998.

      The II-C Partnership recognized a gas contract settlement in the amount of $1,197,148 during the three months ended June 30, 1998. This settlement involved claims made for take or pay deficiencies and gas pricing issues arising out of a gas purchase contract. No similar settlements occurred during the three months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $2,998 (3.3%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. As a percentage of oil and gas sales, these expenses remained constant at 33.0% for the three months ended June 30, 1999 and for the three months ended June 30, 1998.

      Depreciation, depletion, and amortization of oil and gas properties increased $1,109 (2.2%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. As a percentage of oil and gas sales, this expense remained relatively constant at 18.0% for the three months ended June 30, 1999 and 18.2% for the three months ended June 30, 1998.

      General and administrative expenses decreased $477 (1.1%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 15.5% for the three months ended June 30, 1999 from 16.2% for the three months ended June 30, 1998.

      SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $524,665         $642,625
      Oil and gas production expenses             $204,682         $202,822
      Barrels produced                               8,791            8,849
      Mcf produced                                 231,248          254,188
      Average price/Bbl                           $  13.27         $  14.87
      Average price/Mcf                           $   1.76         $   2.01

      As shown in the table above, total oil and gas sales decreased $117,960 (18.4%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Of this decrease, approximately $46,000 was related to a decrease in volumes of gas sold and approximately $14,000 and $57,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 58 barrels and 22,940 Mcf, respectively, for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Average oil and gas prices decreased to $13.27 per barrel and $1.76 per Mcf, respectively, for the six months ended June 30, 1999 from $14.87 per barrel and $2.01 per Mcf, respectively, for the six months ended June 30, 1998.

      The II-C Partnership recognized a gas contract settlement in the amount of $1,197,148 during the six months ended June 30, 1998. This settlement involved claims made for take or pay deficiencies and gas pricing issues arising out of a gas purchase contract. No similar settlements occurred during the six months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the six months ended
      June 30, 1999 as compared to the six months ended June 30, 1998. An increase primarily due to (i) workover expenses incurred on one significant well during the six months ended June 30, 1999 in order to improve the recovery of reserves and (ii) positive prior period production tax adjustments made by the purchaser on two significant wells during the six months ended June 30, 1999, was substantially offset by decreases in
      (i) lease operating expenses associated with the decreases in volumes of oil and gas sold and (ii) production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 39.0% for the six months ended June 30, 1999 from 31.6% for the six months ended June 30, 1998. This percentage increase was primarily due to (i) the decreases in the average prices of oil and gas sold, (ii) the 1999 workover expenses and (iii) the 1999 production tax adjustments.

      Depreciation, depletion, and amortization of oil and gas properties decreased $5,468 (5.0%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 19.8% for the six months ended June 30, 1999 from 17.1% for the six months ended June 30, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 18.8% for the six months ended June 30, 1999 from 15.4% for the six months ended June 30, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through June 30, 1999 totaling $15,616,686 or 101.0% of the Limited Partners' capital contributions.

      II-D PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                   1999              1998
                                                 --------          --------
      Oil and gas sales                          $620,800          $633,539
      Oil and gas production expenses            $249,225          $266,647
      Barrels produced                              9,309             8,665
      Mcf produced                                254,162           281,157
      Average price/Bbl                          $  14.46          $  11.49
      Average price/Mcf                          $   1.91          $   1.90

      As shown in the table above, total oil and gas sales decreased $12,739 (2.0%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Of this decrease, approximately $51,000 was related to a decrease in volumes of gas sold. This decrease was significantly offset by increases of approximately $28,000 and $3,000, respectively, related to increases in the average prices of oil and gas sold and approximately $7,000 related to an increase in volumes of oil sold. Volumes of oil sold increased 644 barrels, while volumes of gas sold decreased 26,995 Mcf for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Average oil and gas prices increased to $14.46 per barrel and $1.91 per Mcf, respectively, for the three months ended June 30, 1999 from $11.49 per barrel and $1.90 per Mcf, respectively, for the three months ended June 30, 1998.

      The II-D Partnership recognized a gas contract settlement in the amount of $3,033,283 during the three months ended June 30, 1998. This settlement involved claims made for take or pay deficiencies and gas pricing issues arising out of a gas purchase contract. No similar settlements occurred during the three months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $17,422 (6.5%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This decrease was primarily due to workover expenses incurred on two significant wells during the three months ended June 30, 1998 in order to improve the recovery of reserves. This decrease was partially offset by an increase in production taxes due to positive prior period production tax adjustments made by the purchaser on three significant wells during the three months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 40.1% for the three months ended June 30, 1999 from 42.1% for the three months ended June 30, 1998.

      Depreciation, depletion, and amortization of oil and gas properties decreased $6,909 (6.0%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. As a percentage of oil and gas sales, this expense decreased to 17.3% for the three months ended June 30, 1999 from 18.1% for the three months ended June 30, 1998.

      General and administrative expenses decreased 1,488 (1.6%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. As a percentage of oil and gas sales, these expenses remained relatively constant at 14.3% for the three months ended June 30, 1999 and 14.2% for the three months ended June 30, 1998.

      The II-D Partnership achieved payout during the three months ended June 30, 1999. After payout, operations and revenues for the II-D Partnership have been and will be allocated using after payout percentages. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners. See the Partnerships' Annual report on Form 10-K for the year ended December 31, 1998 for a further discussion of pre and post payout allocations of income and expense.

      SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                     1999            1998
                                                 ----------       ----------
      Oil and gas sales                          $1,126,215       $1,345,511
      Oil and gas production expenses            $  534,774       $  588,283
      Barrels produced                               18,613           20,494
      Mcf produced                                  477,982          539,314
      Average price/Bbl                          $    12.33       $    13.57
      Average price/Mcf                          $     1.88       $     1.98

      As shown in the table above, total oil and gas sales decreased $219,296 (16.3%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Of this decrease, approximately $26,000 and $121,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $23,000 and $49,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 1,881 barrels and 61,332 Mcf, respectively, for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The decrease in volumes of gas sold was primarily due to (i) the sale of several wells during 1998 and (ii) normal declines in production. Average oil and gas prices decreased to $12.33 per barrel and $1.88 per Mcf, respectively, for the six months ended June 30, 1999 from $13.57 per barrel and $1.98 per Mcf, respectively, for the six months ended June 30, 1998.

      The II-D Partnership sold certain oil and gas properties during the six months ended June 30, 1999 and recognized a $36,944 gain on such sales. Sales of oil and gas properties during the six months ended June 30, 1998 resulted in the II-D Partnership recognizing similar gains of $508,895.

      The II-D Partnership recognized a gas contract settlement in the amount of $3,033,283 during the six months ended June 30,1998. This settlement involved claims made for take or pay deficiencies and gas pricing issues arising out of a gas purchase contract. No similar settlements occurred during the six months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $53,509 (9.1%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. These decreases were partially offset by workover expenses incurred on one significant well during the six months ended June 30, 1999 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 47.5% for the six months ended June 30, 1999 from 43.7% for the six months ended June 30, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $22,967 (10.1%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 18.2% for the six months ended June 30, 1999 from 16.9% for the six months ended June 30, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 17.7% for the six months ended June 30, 1999 from 14.9% for the six months ended June 30, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      The II-D Partnership achieved payout during the six months ended June 30, 1999. After payout, operations and revenues for the II-D Partnership have been and will be allocated using after payout percentages. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners. See the Partnerships' Annual report on Form 10-K for the year ended December 31, 1998 for a further discussion of pre and post payout allocations of income and expense.

      The Limited  Partners have received  cash  distributions  through June 30,
      1999  totaling   $31,587,903  or  100.32%  of  Limited  Partners'  capital
      contributions.

      II-E PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $475,193         $412,505
      Oil and gas production expenses             $113,473         $141,523
      Barrels produced                               8,412           10,322
      Mcf produced                                 164,664          142,193
      Average price/Bbl                           $  15.82         $  14.02
      Average price/Mcf                           $   2.08         $   1.88

      As shown in the table above, total oil and gas sales increased $62,688 (15.2%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Of this increase, approximately $15,000 and $32,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $42,000 was related to an increase in the volumes of gas sold. These increases were partially offset by a decrease of approximately $27,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 1,910 barrels, while volumes of gas sold increased 22,471 Mcf for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. The decrease in volumes of oil sold was primarily due to positive prior period volume adjustments made by the purchasers on three wells during the three months ended June 30, 1998. The increase in volumes of gas sold was primarily due to (i) receipt of a decreased percentage of sales on one significant well during the three months ended June 30, 1998 and (ii) the successful completion of another significant well in late 1998 in which the II-E Partnership owns an overriding royalty interest. Average oil and gas prices increased to $15.82 per barrel and $2.08 per Mcf, respectively, for the three months ended June 30, 1999 from $14.02 per barrel and $1.88 per Mcf, respectively, for the three months ended June 30, 1998.

      The II-E Partnership recognized a gas contract settlement in the amount of $6,158,619 during the three months ended June 30, 1998. This settlement involved claims made for take or pay deficiencies and gas pricing issues arising out of a gas purchase contract. No similar settlements occurred during the three months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $28,050 (19.8%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This decrease was primarily due to workover expenses incurred on one significant well during the three months ended June 30, 1998 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 23.9% for the three months ended June 30, 1999 from 34.3% for the three months ended June 30, 1998. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses and the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $7,035 (5.8%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This decrease was primarily due to an upward revision in the estimate of remaining gas reserves at December 31, 1998, which decrease was partially offset by the increase in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 24.2% for the three months ended June 30, 1999 from 29.6% for the three months ended June 30, 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization and the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $3,980 (5.8%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 13.6% for the three months ended June 30, 1999 from 16.7% for the three months ended June 30, 1998. This percentage decrease was primarily due to the increase in oil and gas sales.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $803,244         $890,830
      Oil and gas production expenses             $261,206         $307,247
      Barrels produced                              17,272           18,722
      Mcf produced                                 318,863          320,042
      Average price/Bbl                           $  13.43         $  14.21
      Average price/Mcf                           $   1.79         $   1.95

      As shown in the table above, total oil and gas sales decreased $87,586 (9.8%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Of this decrease, approximately $13,000 and $51,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $21,000 was related to a decrease in volumes of oil sold. Volumes of oil and gas sold decreased 1,450 barrels and 1,179 Mcf, respectively, for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Average oil and gas prices decreased to $13.43 per barrel and $1.79 per Mcf, respectively, for the six months ended June 30, 1999 from $14.21 per barrel and $1.95 per Mcf, respectively, for the six months ended June 30, 1998.

      The II-E Partnership recognized a gas contract settlement in the amount of $6,158,619 during the six months ended June 30, 1998. This settlement involved claims made for take or pay deficiencies and gas pricing issues arising out of a gas purchase contract. No similar settlements occurred during the six months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $46,041 (15.0%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This decrease was primarily due to (i) workover expenses incurred on two significant wells during the six months ended June 30, 1998 in order to improve the recovery of reserves and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 32.5% for the six months ended June 30, 1999 from 34.5% for the six months ended June 30, 1998.

      Depreciation, depletion, and amortization of oil and gas properties decreased $32,668 (12.6%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This decrease was primarily due to an upward revision in the estimate of remaining gas reserves at December 31, 1998 and the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 28.1% for the six months ended June 30, 1999 from 29.0% for the six months ended June 30, 1998.

      General and administrative expenses decreased $3,913 (2.6%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 18.1% for the six months ended June 30, 1999 from 16.8% for the six months ended June 30, 1998.

      The II-E Partnership should achieve payout during the three months ended September 30, 1999. After payout, operations and revenues for the II-E Partnership will be allocated using after payout percentages. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses are allocated 5% to the General Partner and 95% to the Limited Partners. See the Partnerships' Annual report on Form 10-K for the year ended December 31, 1998 for a further discussion of pre and post payout allocations of income and expense.

      The Limited  Partners have received  cash  distributions  through June 30,
      1999  totaling   $22,821,574  or  99.74%  of  Limited   Partners'  capital
      contributions.

      II-F PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998.

                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $376,944         $388,884
      Oil and gas production expenses             $ 79,088         $ 88,032
      Barrels produced                               9,100           10,980
      Mcf produced                                 131,212          114,372
      Average price/Bbl                           $  14.94         $  15.81
      Average price/Mcf                           $   1.84         $   1.88

      As shown in the table above, total oil and gas sales decreased $11,940 (3.1%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Of this decrease, approximately $8,000 and $6,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $30,000 was related to a decrease in volumes of oil sold. These decreases were significantly offset by an increase of approximately $32,000 related to an increase in volumes of gas sold. Volumes of oil sold decreased 1,880 barrels, while volumes of gas sold increased 16,840 Mcf for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. The decrease in volumes of oil sold was primarily due to positive prior period volume adjustments made by the purchaser on two significant wells during the three months ended June 30, 1998. The increase in volumes of gas sold was primarily due to increased production due to (i) the successful recompletion of one significant well in late 1998 and (ii) repairs on another significant well in 1998. Average oil and gas prices decreased to $14.94 per barrel and $1.84 per Mcf, respectively, for the three months ended June 30, 1999 from $15.81 per barrel and $1.88 per Mcf, respectively, for the three months ended June 30, 1998.

      The II-F Partnership sold certain oil and gas properties during the three months ended June 30, 1999 and recognized a $305 gain on such sales. Sales of oil and gas properties during the three months ended June 30, 1998 resulted in the II-F Partnership recognizing similar gains totaling $538,754.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $8,944 (10.2%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This decrease was primarily due to (i) a decrease in production taxes primarily due to relief measures enacted by several states due to low oil prices in recent months and (ii) workover expenses incurred on one significant well during the three months ended June 30, 1998 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 21.0% for the three months ended June 30, 1999 from 22.6% for the three months ended June 30, 1998.

      Depreciation, depletion, and amortization of oil and gas properties decreased $830 (1.0%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. As a percentage of oil and gas sales, this expense remained relatively constant at 21.9% for the three months ended June 30, 1999 and 21.5% for the three months ended June 30, 1998.

      General and administrative expenses increased $476 (1.0%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 12.8% for the three months ended June 30, 1999 from 12.2% for the three months ended June 30, 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $771,173         $820,953
      Oil and gas production expenses             $237,089         $202,863
      Barrels produced                              19,581           20,785
      Mcf produced                                 317,796          257,819
      Average price/Bbl                           $  12.48         $  14.99
      Average price/Mcf                           $   1.66         $   1.98

      As shown in the table above, total oil and gas sales decreased $49,780 (6.1%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Of this decrease, approximately $49,000 and $101,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $18,000 was related to a decrease in volumes of oil sold. These decreases were partially offset by an increase of approximately $119,000 related to an increase in volumes of gas sold. Volumes of oil sold decreased 1,204 barrels, while volumes of gas sold increased 59,977 Mcf for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The increase in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the operator on one significant well during the six months ended June 30, 1999 and (ii) an increase in production due to the successful recompletion of another significant well in late 1998. Average oil and gas prices decreased to $12.48 per barrel and $1.66 per Mcf, respectively, for the six months ended June 30, 1999 from $14.99 per barrel and $1.98 per Mcf, respectively, for the six months ended June 30, 1998.

      The II-F Partnership sold certain oil and gas properties during the six months ended June 30, 1999 and recognized a $1,203 gain on such sales. Sales of oil and gas properties during the six months ended June 30, 1998 resulted in the II-F Partnership recognizing similar gains totaling $655,945.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $34,226 (16.9%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This increase was primarily due to (i) ad valorem taxes paid during the six months ended June 30, 1999, (ii) positive prior period lease operating expense adjustments made by the operator on several wells during the six months ended June 30, 1999, and (iii) workover expenses incurred on one significant well during the six months ended June 30, 1999 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 30.7% for the six months ended June 30, 1999 from 24.7% for the six months ended June 30, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold and the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $16,461 (9.3%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. As a percentage of oil and gas sales, this expense increased to 25.1% for the six months ended June 30, 1999 from 21.6% for the six months ended June 30, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,795 (1.7%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 14.1% for the six months ended June 30, 1999 from 13.0% for the six months ended June 30, 1998.

      The II-F Partnership achieved payout during the six months ended June 30, 1999. After payout, operations and revenues for the II-F Partnership have been and will be allocated using after payout percentages. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner, and 95% to the Limited Partners. See the Partnerships' Annual Report on Form 10-K for the year ended December 31, 1998 for a further discussion of pre and post payout allocations of income and expense.

      The Limited  Partners have received  cash  distributions  through June 30,
      1999  totaling   $17,340,051  or  101.17%  of  Limited  Partners'  capital
      contributions.

      II-G PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998.

                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                    1999            1998
                                                  --------        ---------
      Oil and gas sales                           $852,551         $834,167
      Oil and gas production expenses             $171,953         $190,119
      Barrels produced                              19,192           23,057
      Mcf produced                                 277,354          248,346
      Average price/Bbl                           $  15.25         $  15.80
      Average price/Mcf                           $   2.02         $   1.89

      As shown in the table above, total oil and gas sales increased $18,384 (2.2%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Of this increase, approximately $55,000 was related to an increase in volumes of gas sold and approximately $35,000 was related to an increase in the average price of gas sold. These increases were partially offset by a decrease of approximately $61,000 related to a decrease in volumes of oil sold and approximately $11,000 related to a decrease in the average price of oil sold. Volumes of oil sold decreased 3,865 barrels, while volumes of gas sold increased 29,008 Mcf for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. The decrease in volumes of oil sold was primarily due to positive prior period volume adjustments made by the purchaser on two significant wells during the three months ended June 30, 1998. The increase in volumes of gas sold was primarily due to increased production due to (i) the successful recompletion of one significant well in late 1998 and (ii) repairs on another significant well in 1998. Average oil prices decreased to $15.25 per barrel for the three months ended June 30, 1999 from $15.80 per barrel for the three months ended June 30, 1998. Average gas prices increased to $2.02 per Mcf for the three months ended June 30, 1999 from $1.89 per Mcf for the three months ended June 30, 1998.

      The II-G Partnership sold certain oil and gas properties during the three months ended June 30, 1999 and recognized a $815 gain on such sales. Sales of oil and gas properties during the three months ended June 30, 1998 resulted in the II-G Partnership recognizing similar gains totaling $1,126,657.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $18,166 (9.6%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This decrease was primarily due to (i) a decrease in production taxes primarily due to relief measures enacted by several states due to low oil prices in recent months and (ii) workover expenses incurred on one significant well during the three months ended June 30, 1998 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 20.2% for the three months ended June 30, 1999 from 22.8% for the three months ended June 30, 1998. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses and the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $4,482 (2.5%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. As a percentage of oil and gas sales, this expense decreased to 20.6% for the three months ended June 30, 1999 from 21.6% for the three months ended June 30, 1998.

      General and administrative expenses remained relatively constant for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. As a percentage of oil and gas sales, these expenses remained relatively constant at 12.2% for the three months ended June 30, 1999 and 12.4% for the three months ended June 30, 1998.

      SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998.

                                                   Six Months Ended June 30,
                                                   -------------------------
                                                     1999            1998
                                                  ----------      ----------
      Oil and gas sales                           $1,704,587      $1,748,556
      Oil and gas production expenses             $  508,795      $  434,228
      Barrels produced                                41,270          43,650
      Mcf produced                                   683,569         553,490
      Average price/Bbl                           $    12.62      $    14.98
      Average price/Mcf                           $     1.73      $     1.98

      As shown in the table above, total oil and gas sales decreased $43,969 (2.5%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Of this decrease, approximately $97,000 and $168,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $36,000 was related to a decrease in volumes of oil sold. These decreases were partially offset by an increase of approximately $257,000 related to an increase in volumes of gas sold. Volumes of oil sold decreased 2,380 barrels, while volumes of gas sold increased 130,079 Mcf for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The increase in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the operator on one significant well during the six months ended June 30, 1999 and (ii) an increase in production due to the successful recompletion of another significant well in late 1998. Average oil and gas prices decreased to $12.62 per barrel and $1.73 per Mcf, respectively, for the six months ended June 30, 1999 from $14.98 per barrel and $1.98 per Mcf, respectively, for the six months ended June 30, 1998.

      The II-G Partnership sold certain oil and gas properties during the six months ended June 30, 1999 and recognized a $2,693 gain on such sales. Sales of oil and gas properties during the six months ended June 30, 1998 resulted in the II-G Partnership recognizing similar gains totaling $1,372,284.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $74,567 (17.2%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This increase was primarily due to (i) ad valorem taxes paid during the six months ended June 30, 1999, (ii) positive prior period lease operating expense adjustments made by the operator on several wells during the six months ended June 30, 1999, and (iii) workover expenses incurred on one significant well during the six months ended June 30, 1999 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 29.8% for the six months ended June 30, 1999 from 24.8% for the six months ended June 30, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold and the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $36,969 (9.7%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. As a percentage of oil and gas sales, this expense increased to 24.5% for the six months ended June 30, 1999 from 21.8% for the six months ended June 30, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $3,669 (1.6%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 13.8% for the six months ended June 30, 1999 from 13.3% for the six months ended June 30, 1998.

      The Limited  Partners have received  cash  distributions  through June 30,
      1999  totaling   $35,770,371  or  96.11%  of  Limited   Partners'  capital
      contributions.

      II-H PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998.

                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $198,563         $195,270
      Oil and gas production expenses             $ 41,544         $ 46,173
      Barrels produced                               4,482            5,362
      Mcf produced                                  68,224           58,604
      Average price/Bbl                           $  14.91         $  15.82
      Average price/Mcf                           $   1.93         $   1.88

      As shown in the table above, total oil and gas sales increased $3,293 (1.7%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Of this increase, approximately $18,000 was related to an increase in volumes of gas sold and approximately $3,000 was related to an increase in the average price of gas sold. These increases were substantially offset by decreases of approximately $14,000 related to a decrease in volumes of oil sold and approximately $4,000 related to a decrease in the average price of oil sold. Volumes of oil sold decreased 880 barrels, while volumes of gas sold increased 9,620 Mcf for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. The decrease in volumes of oil sold was primarily due to positive prior period volume adjustments made by the purchaser on two significant wells during the three months ended June 30, 1998. The increase in volumes of gas sold was primarily due to increased production due to (i) the successful recompletion of one significant well in late 1998 and (ii) repairs on another significant well in 1998. Average oil prices decreased to $14.91 per barrel for the three months ended June 30, 1999 from $15.82 per barrel for the three months ended June 30, 1998. Average gas prices increased to $1.93 per Mcf for the three months ended June 30, 1999 from $1.88 per Mcf for the three months ended June 30, 1998.

      The II-H Partnership sold certain oil and gas properties during the three months ended June 30, 1999 and recognized a $266 gain on such sales. Sales of oil and gas properties during the three months ended June 30, 1998 resulted in the II-H Partnership recognizing similar gains totaling $257,705.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $4,629 (10.0%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This decrease was primarily due to (i) a decrease in production taxes primarily due to relief measures enacted by several states due to low oil prices in recent months and (ii) workover expenses incurred on one significant well during the three months ended June 30, 1998 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 20.9% for the three months ended June 30, 1999 from 23.6% for the three months ended June 30, 1998. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties remained relatively constant for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. As a percentage of oil and gas sales, this expense remained relatively constant at 21.1% for the three months ended June 30, 1999 and 21.3% for the three months ended June 30, 1998.

      General and administrative expenses remained relatively constant for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. As a percentage of oil and gas sales, these expenses remained relatively constant at 12.9% for the three months ended June 30, 1999 and 13.0% for the three months ended June 30, 1998.

      SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $396,755         $412,973
      Oil and gas production expenses             $121,585         $104,513
      Barrels produced                               9,637           10,151
      Mcf produced                                 162,495          131,279
      Average price/Bbl                           $  12.47         $  14.99
      Average price/Mcf                           $   1.70         $   1.99

      As shown in the table above, total oil and gas sales decreased $16,218 (3.9%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Of this decrease, approximately $24,000 and $46,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $8,000 was related to a decrease in volumes of oil sold. These decreases were partially offset by an increase of approximately $62,000 related to an increase in volumes of gas sold. Volumes of oil sold decreased 514 barrels, while volumes of gas sold increased 31,216 Mcf for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The increase in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the operator on one significant well during the six months ended June 30,

      1999 and (ii) an increase in production due to the successful recompletion of another significant well in late 1998. Average oil and gas prices decreased to $12.47 per barrel and $1.70 per Mcf, respectively, for the six months ended June 30, 1999 from $14.99 per barrel and $1.99 per Mcf, respectively, for the six months ended June 30, 1998.

      The II-H Partnership sold certain oil and gas properties during the six months ended June 30, 1999 and recognized a $700 gain on such sales. Sales of oil and gas properties during the six months ended June 30, 1998 resulted in the II-H Partnership recognizing similar gains totaling $315,023.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $17,072 (16.3%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This increase was primarily due to (i) ad valorem taxes paid during the six months ended June 30, 1999, (ii) positive prior period lease operating expense adjustments made by the operator on several wells during the six months ended June 30, 1999, and (iii) workover expenses incurred on one significant well during the six months ended June 30, 1999 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 30.6% for the six months ended June 30, 1999 from 25.3% for the six months ended June 30, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold and the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $8,856 (10.1%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This increase was primarily due to the increase in volumes of gas sold. As a percentage of oil and gas sales, this expense increased to 24.4% for the six months ended June 30, 1999 from 21.3% for the six months ended June 30, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $966 (1.7%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 14.6% for the six months ended June 30, 1999 from 13.8% for the six months ended June 30, 1998.

      The Limited  Partners have received  cash  distributions  through June 30,
      1999  totaling   $8,329,364  or  90.82%  of  Limited   Partners'   capital
      contributions.

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

      The effects of Y2K are exacerbated by the interdependence of computer and telecommunication systems throughout the world. This interdependence also exists among the Partnerships, Samson Investment Company and its affiliates ("Samson"), and their vendors, customers, and business partners, as well as with regulators. The potential risks associated with Y2K for an oil and gas production company fall into three general areas:
      (i) financial, leasehold and administrative computer systems, (ii) imbedded systems in field process control units, and (iii) third party exposures. As discussed below, General Partner does not believe that these risks will be material to the Partnerships' operations.

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

      One of Samson Investment Company's Executive Vice Presidents is responsible for communicating to its Board of Directors Y2K actions and for the ultimate implementation of its Y2K plan. He has delegated to Samson Investment Company's Senior Vice President-Technology and Administrative Services principal responsibility for ensuring Y2K compliance within Samson.

      Samson has been planning for the impact of Y2K on its information technology systems since 1993. As of July 15, 1999, Samson is in the final stages of implementation of a Y2K plan, as summarized below:


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

      4. Remediation. Since 1993, Samson has been upgrading its accounting and land administration software. Substantially all of the Y2K upgrades have been completed, with the remainder scheduled to be completed during the 3rd quarter of 1999. In addition, in 1997 and 1998 Samson replaced or applied software patches to substantially all of its network and desktop software applications and believes them to be generally Y2K compliant. Additional patches or software upgrades will be applied no later than September 30, 1999 to complete this process. The costs of all such risk assessments and remediation are not expected to be material to the Partnerships.

      5. Contingency Planning. Notwithstanding the foregoing, should there be significant unanticipated disruptions in Samson's financial and administrative systems, all of the accounting processes that are currently automated will need to be performed manually. Samson has communicated to its management team the importance of having adequate staff available to manually perform necessary functions to minimize disruptions.


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

      With respect to oil and gas production and processing equipment, neither Samson nor the Partnerships operate offshore wells, significant processing plants, or wells with older electronic monitoring systems. As a result, Samson's inventory identified less than 10 applications using imbedded chips. All of these have been tested by the respective vendors and have been found to be Y2K compliant or have been upgraded or replaced.

      Office machines have been tested by Samson and vendors and are believed to be compliant.

      3. Risk Assessment and Remediation. The failure to identify and correct a material Y2K problem in an imbedded system could result in outcomes ranging from errors in data reporting to curtailments or shutdowns in production. As noted above, Samson has identified less than 10 imbedded system applications all of which have been made compliant or replaced. None of these applications are believed to be material to Samson or the Partnerships. Samson believes that sufficient manual processes are available to minimize any field level risk and that there will be no material impact on the Partnerships with respect to these applications.

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

      4. Remediation. Where Samson perceives significant risk of Y2K non-compliance that may have a material impact on it, and where the relationship between Samson and a vendor, customer, or business partner permits, joint testing may be undertaken during the remainder of 1999 to further identify these risks.

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

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      27.1 Financial Data Schedule containing summary financial information extracted from the II-A Partnership's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

      27.2 Financial Data Schedule containing summary financial information extracted from the II-B Partnership's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

      27.3 Financial Data Schedule containing summary financial information extracted from the II-C Partnership's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

      27.4 Financial Data Schedule containing summary financial information extracted from the II-D Partnership's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

      27.5 Financial Data Schedule containing summary financial information extracted from the II-E Partnership's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

      27.6 Financial Data Schedule containing summary financial information extracted from the II-F Partnership's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

      27.7 Financial Data Schedule containing summary financial information extracted from the II-G Partnership's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

      27.8 Financial Data Schedule containing summary financial information extracted from the II-H Partnership's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

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

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  August 12, 1999              By:      /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  August 12, 1999              By:      /s/Patrick M. Hall
                                       --------------------------------
                                            (Signature)
                                            Patrick M. Hall
                                            Principal Accounting Officer

                                INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-A's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-B's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-C's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-D's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-E's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-F's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

27.7 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-G's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

27.8 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-H's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

            All other exhibits are omitted as inapplicable.