Form 10-Q
period 1999-09-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP II A; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-E; GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-G; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-H
filed 1999-11-12
CIK 824894, 826345, 833054, 833526, 842881, 850506, 851724, 854062

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1999

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

                        Yes     X               No
                            ------                    ------

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 1999             1998
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  697,002       $  213,480
   Accounts receivable:
      Oil and gas sales                           694,600          506,282
                                               ----------       ----------
        Total current assets                   $1,391,602       $  719,762

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                3,644,038        4,109,296

DEFERRED CHARGE                                   701,486          701,486
                                               ----------       ----------
                                               $5,737,126       $5,530,544
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   77,284       $  171,762
   Gas imbalance payable                          125,904          125,904
                                               ----------       ----------
        Total current liabilities              $  203,188       $  297,666

ACCRUED LIABILITY                              $  180,325       $  180,325

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  377,394)     ($  417,336)
   Limited Partners, issued and
      outstanding, 484,283 units                5,731,007        5,469,889
                                               ----------       ----------
        Total Partners' capital                $5,353,613       $5,052,553
                                               ----------       ----------
                                               $5,737,126       $5,530,544
                                               ==========       ==========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999              1998
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,135,642        $1,092,544
   Interest income                                 5,895            22,091
   Gain on sale of oil and
      gas properties                               1,237            35,623
                                              ----------        ----------
                                              $1,142,774        $1,150,258

COSTS AND EXPENSES:
   Lease operating                            $  214,199        $  311,930
   Production tax                                 71,176            69,778
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 175,328           214,594
   General and administrative
      (Note 2)                                   134,000           138,442
                                              ----------        ----------
                                              $  594,703        $  734,744
                                              ----------        ----------

NET INCOME                                    $  548,071        $  415,514
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   34,122        $   28,255
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  513,949        $  387,259
                                              ==========        ==========
NET INCOME per unit                           $     1.06        $      .80
                                              ==========        ==========
UNITS OUTSTANDING                                484,283           484,283
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999              1998
                                              -----------       ----------

REVENUES:
   Oil and gas sales                          $2,629,667        $3,025,364
   Interest income                                10,585            40,695
   Gain on sale of oil and
      gas properties                               1,237           688,344
   Insurance settlement                          202,500                 -
   Contract settlement income                          -         1,710,190
                                              ----------        ----------
                                              $2,843,989        $5,464,593

COSTS AND EXPENSES:
   Lease operating                            $  772,355        $  908,775
   Production tax                                144,189           184,851
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 463,573           538,091
   General and administrative
      (Note 2)                                   441,628           443,790
                                              ----------        ----------
                                              $1,821,745        $2,075,507
                                              ----------        ----------

NET INCOME                                    $1,022,244        $3,389,086
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   69,126        $  188,943
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  953,118        $3,200,143
                                              ==========        ==========
NET INCOME per unit                           $     1.97        $     6.61
                                              ==========        ==========
UNITS OUTSTANDING                                484,283           484,283
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)
                                                 1999              1998
                                              ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $1,022,244        $3,389,086
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               463,573           538,091
      Gain on sale of oil and gas
        properties                           (     1,237)      (   688,344)
      (Increase) decrease in accounts
        receivable - oil and gas sales       (   188,318)          380,089
      Decrease in accounts receivable -
        other                                          -            20,975
      Decrease in accounts payable           (    94,478)      (   138,877)
                                              ----------        ----------
Net cash provided by operating
   activities                                 $1,201,784        $3,501,020
                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($    9,141)      ($   22,565)
   Proceeds from sale of oil and
      gas properties                              12,063           784,540
                                              ----------        ----------
Net cash provided by investing
   activities                                 $    2,922        $  761,975
                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($  721,184)      ($2,623,964)
                                              ----------        ----------
Net cash used by financing activities        ($  721,184)      ($2,623,964)
                                              ----------        ----------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                $  483,522        $1,639,031

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           213,480           830,584
                                              ----------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  697,002        $2,469,615
                                              ==========        ==========





            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 1999             1998
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  435,223        $  107,021
   Accounts receivable:
      Oil and gas sales                          477,261           328,334
                                              ----------        ----------
        Total current assets                  $  912,484        $  435,355

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               2,256,067         2,569,828

DEFERRED CHARGE                                  179,833           179,833
                                              ----------        ----------
                                              $3,348,384        $3,185,016
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   58,675        $   77,383
   Gas imbalance payable                          19,790            19,790
                                              ----------        ----------
        Total current liabilities             $   78,465        $   97,173

ACCRUED LIABILITY                             $   98,681        $   98,681

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  294,417)      ($  320,234)
   Limited Partners, issued and
      outstanding, 361,719 units               3,465,655         3,309,396
                                              ----------        ----------
        Total Partners' capital               $3,171,238        $2,989,162
                                              ----------        ----------
                                              $3,348,384        $3,185,016
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999             1998
                                              ---------         --------

REVENUES:
   Oil and gas sales                          $812,462          $543,938
   Interest income                               3,131            24,180
   Gain on sale of oil and
      gas properties                                 -             3,649
                                              --------          --------
                                              $815,593          $571,767

COSTS AND EXPENSES:
   Lease operating                            $162,365          $210,925
   Production tax                               58,135            33,204
   Depreciation, depletion, and
      amortization of oil and gas
      properties                               107,581            95,742
   General and administrative
      (Note 2)                                 100,087           103,430
                                              --------          --------
                                              $428,168          $443,301
                                              --------          --------

NET INCOME                                    $387,425          $128,466
                                              ========          ========
GENERAL PARTNER - NET INCOME                  $ 23,518          $  9,044
                                              ========          ========
LIMITED PARTNERS - NET INCOME                 $363,907          $119,422
                                              ========          ========
NET INCOME per unit                           $   1.01          $    .33
                                              ========          ========
UNITS OUTSTANDING                              361,719           361,719
                                              ========          ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999              1998
                                              -----------       ----------

REVENUES:
   Oil and gas sales                          $1,898,187        $1,973,911
   Interest income                                 5,515            33,865
   Gain on sale of oil and
      gas properties                                   -            66,824
   Contract settlement income                          -         2,793,295
                                              ----------        ----------
                                              $1,903,702        $4,867,895

COSTS AND EXPENSES:
   Lease operating                            $  590,298        $  630,942
   Production tax                                122,224           119,036
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 292,007           296,713
   General and administrative
      (Note 2)                                   329,001           333,336
                                              ----------        ----------
                                              $1,333,530        $1,380,027
                                              ----------        ----------

NET INCOME                                    $  570,172        $3,487,868
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   39,913        $  184,569
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  530,259        $3,303,299
                                              ==========        ==========
NET INCOME per unit                           $     1.47        $     9.13
                                              ==========        ==========
UNITS OUTSTANDING                                361,719           361,719
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999              1998
                                              ---------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $570,172          $3,487,868
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                             292,007             296,713
      Gain on sale of oil and gas
        properties                                   -         (    66,824)
      (Increase) decrease in accounts
        receivable - oil and gas sales       ( 148,927)            215,440
      Decrease in accounts payable           (  18,708)        (    76,708)
                                              --------          ----------
Net cash provided by operating
   activities                                 $694,544          $3,856,489
                                              --------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($  1,454)        ($   43,519)
   Proceeds from sale of oil and
      gas properties                            23,208              78,394
                                              --------          ----------
Net cash provided by investing
   activities                                 $ 21,754          $   34,875
                                              --------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($388,096)        ($1,591,911)
                                              --------          ----------
Net cash used by financing activities        ($388,096)        ($1,591,911)
                                              --------          ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                $328,202          $2,299,453

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         107,021             644,574
                                              --------          ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $435,223          $2,944,027
                                              ========          ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 1999             1998
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  226,879       $   66,617
   Accounts receivable:
      Oil and gas sales                           230,734          157,275
                                               ----------       ----------
        Total current assets                   $  457,613       $  223,892

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,220,783        1,382,430

DEFERRED CHARGE                                   153,412          153,412
                                               ----------       ----------
                                               $1,831,808       $1,759,734
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   24,670       $   29,848
   Gas imbalance payable                           38,249           38,249
                                               ----------       ----------
        Total current liabilities              $   62,919       $   68,097

ACCRUED LIABILITY                              $   59,308       $   59,308

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  119,171)     ($  133,264)
   Limited Partners, issued and
      outstanding, 154,621 units                1,828,752        1,765,593
                                               ----------       ----------
        Total Partners' capital                $1,709,581       $1,632,329
                                               ----------       ----------
                                               $1,831,808       $1,759,734
                                               ==========       ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999             1998
                                              ---------         ---------

REVENUES:
   Oil and gas sales                          $379,273          $253,933
   Interest income                               1,808            10,759
   Loss on sale of oil and
      gas properties                                 -         (   7,362)
                                              --------          --------
                                              $381,081          $257,330

COSTS AND EXPENSES:
   Lease operating                            $ 65,164          $ 75,529
   Production tax                               26,752            15,445
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                59,416            52,158
   General and administrative
      (Note 2)                                  42,780            44,210
                                              --------          --------
                                              $194,112          $187,342
                                              --------          --------

NET INCOME                                    $186,969          $ 69,988
                                              ========          ========
GENERAL PARTNER - NET INCOME                  $ 23,864          $  5,048
                                              ========          ========
LIMITED PARTNERS - NET INCOME                 $163,105          $ 64,940
                                              ========          ========
NET INCOME per unit                           $   1.06          $    .42
                                              ========          ========
UNITS OUTSTANDING                              154,621           154,621
                                              ========          ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999              1998
                                              ---------          ---------

REVENUES:
   Oil and gas sales                          $903,938          $  896,558
   Interest income                               3,668              17,869
   Gain on sale of oil and
      gas properties                                47             191,496
   Contract settlement income                        -           1,197,148
                                              --------          ----------
                                              $907,653          $2,303,071

COSTS AND EXPENSES:
   Lease operating                            $227,596          $  235,610
   Production tax                               69,002              58,186
   Depreciation, depletion, and
      amortization of oil and gas
      properties                               163,546             161,756
   General and administrative
      (Note 2)                                 141,385             142,940
                                              --------          ----------
                                              $601,529          $  598,492
                                              --------          ----------

NET INCOME                                    $306,124          $1,704,579
                                              ========          ==========
GENERAL PARTNER - NET INCOME                  $ 44,965          $   90,806
                                              ========          ==========
LIMITED PARTNERS - NET INCOME                 $261,159          $1,613,773
                                              ========          ==========
NET INCOME per unit                           $   1.69          $    10.44
                                              ========          ==========
UNITS OUTSTANDING                              154,621             154,621
                                              ========          ==========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)
                                                1999               1998
                                              ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $306,124          $1,704,579
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                             163,546             161,756
      Gain on sale of oil and gas
        properties                           (      47)        (   191,496)
      (Increase) decrease in accounts
        receivable - oil and gas sales       (  73,459)            115,388
      Decrease in accounts receivable -
        other                                        -               1,931
      Decrease in accounts payable           (   5,178)        (     7,550)
                                              --------          ----------
Net cash provided by operating
   activities                                 $390,986          $1,784,608
                                              --------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($ 10,587)        ($   18,306)
   Proceeds from sale of oil and
      gas properties                             8,735             274,913
                                              --------          ----------
Net cash provided (used) by
   investing activities                      ($  1,852)         $  256,607
                                              --------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($228,872)        ($1,096,886)
                                              --------          ----------
Net cash used by financing activities        ($228,872)        ($1,096,886)
                                              --------          ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                $160,262          $  944,329

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          66,617             358,095
                                              --------          ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $226,879          $1,302,424
                                              ========          ==========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 1999              1998
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  440,515        $  311,556
   Accounts receivable:
      Oil and gas sales                          485,046           342,433
                                              ----------        ----------
        Total current assets                  $  925,561        $  653,989

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               2,436,293         2,726,713

DEFERRED CHARGE                                  614,207           614,207
                                              ----------        ----------
                                              $3,976,061        $3,994,909
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   56,998        $   67,934
   Gas imbalance payable                         149,648           149,648
                                              ----------        ----------
        Total current liabilities             $  206,646        $  217,582

ACCRUED LIABILITY                             $  206,215        $  206,215

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  220,455)      ($  247,182)
   Limited Partners, issued and
      outstanding, 314,878 units               3,783,655         3,818,294
                                              ----------        ----------
        Total Partners' capital               $3,563,200        $3,571,112
                                              ----------        ----------
                                              $3,976,061        $3,994,909
                                              ==========        ==========





            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                1999              1998
                                              ---------         ---------

REVENUES:
   Oil and gas sales                          $705,104          $540,255
   Interest income                               3,898            27,851
   Gain on sale of oil and
      gas properties                                 -             9,650
   Contract settlement income                        -               363
                                              --------          --------
                                              $709,002          $578,119

COSTS AND EXPENSES:
   Lease operating                            $144,496          $222,073
   Production tax                               48,457            34,797
   Depreciation, depletion, and
      amortization of oil and gas
      properties                               102,835           110,762
   General and administrative
      (Note 2)                                  87,122            90,053
                                              --------          --------
                                              $382,910          $457,685
                                              --------          --------

NET INCOME                                    $326,092          $120,434
                                              ========          ========
GENERAL PARTNER - NET INCOME                  $ 41,475          $  9,060
                                              ========          ========
LIMITED PARTNERS - NET INCOME                 $284,617          $111,374
                                              ========          ========
NET INCOME per unit                           $    .90          $    .36
                                              ========          ========
UNITS OUTSTANDING                              314,878           314,878
                                              ========          ========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999              1998
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,831,319        $1,885,766
   Interest income                                 9,785            47,221
   Gain on sale of oil and
      gas properties                              36,944           518,545
   Contract settlement income                          -         3,033,646
                                              ----------        ----------
                                              $1,878,048        $5,485,178

COSTS AND EXPENSES:
   Lease operating                            $  590,571        $  707,939
   Production tax                                137,156           137,214
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 307,251           338,145
   General and administrative
      (Note 2)                                   286,856           290,356
                                              ----------        ----------
                                              $1,321,834        $1,473,654
                                              ----------        ----------

NET INCOME                                    $  556,214        $4,011,524
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   76,853        $  211,741
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  479,361        $3,799,783
                                              ==========        ==========
NET INCOME per unit                           $     1.52        $    12.07
                                              ==========        ==========
UNITS OUTSTANDING                                314,878           314,878
                                              ==========        ==========





            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)
                                               1999                1998
                                              --------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $556,214          $4,011,524
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                             307,251             338,145
      Gain on sale of oil and gas
        properties                           (  36,944)        (   518,545)
      (Increase) decrease in accounts
        receivable - oil and gas sales       ( 142,613)            346,446
      Increase in accounts receivable -
        General Partner                              -         (       363)
      Decrease in accounts receivable -
        other                                        -              20,267
      Decrease in accounts payable           (  10,936)        (     8,641)
                                              --------          ----------
Net cash provided by operating
   activities                                 $672,972          $4,188,833
                                              --------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($ 16,831)        ($    1,639)
   Proceeds from sale of oil and
      gas properties                            36,944             698,504
                                              --------          ----------
Net cash provided by investing
   activities                                 $ 20,113          $  696,865
                                              --------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($564,126)        ($2,724,865)
                                              --------          ----------
Net cash used by financing activities        ($564,126)        ($2,724,865)
                                              --------          ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                $128,959          $2,160,833

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         311,556           1,151,142
                                              --------          ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $440,515          $3,311,975
                                              ========          ==========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 1999              1998
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  380,420        $  376,779
   Accounts receivable:
      Oil and gas sales                          339,344           220,028
                                              ----------        ----------
        Total current assets                  $  719,764        $  596,807

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               2,059,750         2,388,613

DEFERRED CHARGE                                  275,532           275,532
                                              ----------        ----------
                                              $3,055,046        $3,260,952
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   30,321        $   38,881
   Gas imbalance payable                         148,458           148,458
                                              ----------        ----------
        Total current liabilities             $  178,779        $  187,339

ACCRUED LIABILITY                             $   81,050        $   81,050

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  156,177)      ($  173,306)
   Limited Partners, issued and
      outstanding, 228,821 units               2,951,394         3,165,869
                                              ----------        ----------
        Total Partners' capital               $2,795,217        $2,992,563
                                              ----------        ----------
                                              $3,055,046        $3,260,952
                                              ==========        ==========





            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                               1999               1998
                                             ---------          --------

REVENUES:
   Oil and gas sales                          $490,849          $366,664
   Interest income                               3,827            52,456
   Gain on sale of oil and
      gas properties                                 -             6,200
   Contract settlement income                        -               736
                                              --------          --------
                                              $494,676          $426,056

COSTS AND EXPENSES:
   Lease operating                            $ 90,976          $120,322
   Production tax                               36,311            26,860
   Depreciation, depletion, and
      amortization of oil and gas
      properties                               104,784           123,671
   General and administrative
      (Note 2)                                  63,315            65,460
                                              --------          --------
                                              $295,386          $336,313
                                              --------          --------

NET INCOME                                    $199,290          $ 89,743
                                              ========          ========
GENERAL PARTNER - NET
   INCOME                                     $ 28,977          $  6,811
                                              ========          ========
LIMITED PARTNERS - NET
   INCOME                                     $170,313          $ 82,932
                                              ========          ========
NET INCOME per unit                           $    .75          $    .36
                                              ========          ========
UNITS OUTSTANDING                              228,821           228,821
                                              ========          ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                1999               1998
                                             ----------         ----------

REVENUES:
   Oil and gas sales                         $1,294,093         $1,257,494
   Interest income                                9,926             63,149
   Gain on sale of oil and
      gas properties                             23,406            326,675
   Contract settlement income                         -          6,159,355
                                             ----------         ----------
                                             $1,327,425         $7,806,673

COSTS AND EXPENSES:
   Lease operating                           $  297,620         $  363,625
   Production tax                                90,873             90,804
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                330,819            382,374
   General and administrative
      (Note 2)                                  208,877            214,935
                                             ----------         ----------
                                             $  928,189         $1,051,738
                                             ----------         ----------

NET INCOME                                   $  399,236         $6,754,935
                                             ==========         ==========
GENERAL PARTNER - NET
   INCOME                                    $   47,711         $  349,884
                                             ==========         ==========
LIMITED PARTNERS - NET
   INCOME                                    $  351,525         $6,405,051
                                             ==========         ==========
NET INCOME per unit                          $     1.54         $    27.99
                                             ==========         ==========
UNITS OUTSTANDING                               228,821            228,821
                                             ==========         ==========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999              1998
                                               ---------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $399,236         $6,754,935
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                              330,819            382,374
      Gain on sale of oil and gas
        properties                            (  23,406)       (   326,675)
      (Increase) decrease in accounts
        receivable - oil and gas sales        ( 119,316)           230,047
      Increase in accounts receivable -
        General Partner                               -        (       736)
      Decrease in accounts receivable -
        other                                         -                110
      Decrease in accounts payable            (   8,560)       (    61,753)
                                               --------         ----------
Net cash provided by operating
   activities                                  $578,773         $6,978,302
                                               --------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($  5,785)       ($  110,926)
   Proceeds from sale of oil and
      gas properties                             27,235            356,006
                                               --------         ----------
Net cash provided by investing
   activities                                  $ 21,450         $  245,080
                                               --------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($596,582)       ($1,584,587)
                                               --------         ----------
Net cash used by financing activities         ($596,582)       ($1,584,587)
                                               --------         ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                 $  3,641         $5,638,795

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          376,779            670,777
                                               --------         ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $380,420         $6,309,572
                                               ========         ==========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 1999              1998
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  243,149       $  153,240
   Accounts receivable:
      Oil and gas sales                           301,367          187,525
                                               ----------       ----------
        Total current assets                   $  544,516       $  340,765

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,830,142        2,086,592

DEFERRED CHARGE                                    46,373           46,373
                                               ----------       ----------
                                               $2,421,031       $2,473,730
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   21,912       $   24,007
   Gas imbalance payable                            4,233            4,233
                                               ----------       ----------
        Total current liabilities              $   26,145       $   28,240

ACCRUED LIABILITY                              $   24,995       $   24,995

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  109,466)     ($  144,763)
   Limited Partners, issued and
      outstanding, 171,400 units                2,479,357        2,565,258
                                               ----------       ----------
        Total Partners' capital                $2,369,891       $2,420,495
                                               ----------       ----------
                                               $2,421,031       $2,473,730
                                               ==========       ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999              1998
                                               ---------         ---------

REVENUES:
   Oil and gas sales                            $454,356          $266,881
   Interest income                                 1,950             6,023
   Loss on sale of oil and
      gas properties                                   -         (   1,643)
                                                --------          --------
                                                $456,306          $271,261

COSTS AND EXPENSES:
   Lease operating                              $ 67,499          $ 69,935
   Production tax                                 26,867            19,525
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  75,359            77,170
   General and administrative
      (Note 2)                                    47,427            49,088
                                                --------          --------
                                                $217,152          $215,718
                                                --------          --------

NET INCOME                                      $239,154          $ 55,543
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 30,502          $  5,563
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $208,652          $ 49,980
                                                ========          ========
NET INCOME per unit                             $   1.22          $    .30
                                                ========          ========
UNITS OUTSTANDING                                171,400           171,400
                                                ========          ========





            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999              1998
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,225,529        $1,087,834
   Interest income                                 5,125            16,066
   Gain on sale of oil and
      gas properties                               1,203           654,302
                                              ----------        ----------
                                              $1,231,857        $1,758,202

COSTS AND EXPENSES:
   Lease operating                            $  257,961        $  218,337
   Production tax                                 73,494            73,986
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 269,059           254,409
   General and administrative
      (Note 2)                                   156,008           155,874
                                              ----------        ----------
                                              $  756,522        $  702,606
                                              ----------        ----------

NET INCOME                                    $  475,335        $1,055,596
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   71,236        $   62,153
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  404,099        $  993,443
                                              ==========        ==========
NET INCOME per unit                           $     2.36        $     5.80
                                              ==========        ==========
UNITS OUTSTANDING                                171,400           171,400
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                1999               1998
                                              --------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $475,335          $1,055,596
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                             269,059             254,409
      Gain on sale of oil and gas
        properties                           (   1,203)        (   654,302)
      (Increase) decrease in accounts
        receivable - oil and gas sales       ( 113,842)            170,245
      Decrease in accounts receivable -
        other                                        -                  43
      Decrease in accounts payable           (   2,095)        (    40,416)
                                              --------          ----------
Net cash provided by operating
   activities                                 $627,254          $  785,575
                                              --------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($ 17,239)        ($   34,281)
   Proceeds from sale of oil and
      gas properties                             5,833             717,457
                                              --------          ----------
Net cash provided (used) by
   investing activities                      ($ 11,406)         $  683,176
                                              --------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($525,939)        ($2,004,865)
                                              --------          ----------
Net cash used by financing activities        ($525,939)        ($2,004,865)
                                              --------          ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           $ 89,909         ($  536,114)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         153,240             741,852
                                              --------          ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $243,149          $  205,738
                                              ========          ==========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 1999             1998
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  502,847       $  333,168
   Accounts receivable:
      Oil and gas sales                           634,674          398,538
                                               ----------       ----------
        Total current assets                   $1,137,521       $  731,706

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                3,944,416        4,492,141

DEFERRED CHARGE                                   101,955          101,955
                                               ----------       ----------
                                               $5,183,892       $5,325,802
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   47,085       $   51,385
   Gas imbalance payable                            9,029            9,029
                                               ----------       ----------
        Total current liabilities              $   56,114       $   60,414

ACCRUED LIABILITY                              $   57,830       $   57,830

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  273,282)     ($  304,885)
   Limited Partners, issued and
      outstanding, 372,189 units                5,343,230        5,512,443
                                               ----------       ----------
        Total Partners' capital                $5,069,948       $5,207,558
                                               ----------       ----------
                                               $5,183,892       $5,325,802
                                               ==========       ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                1999              1998
                                              --------          ---------

REVENUES:
   Oil and gas sales                          $888,505          $561,811
   Interest income                               4,234            12,836
   Loss on sale of oil and
      gas properties                                 -         (   3,499)
                                              --------          --------
                                              $892,739          $571,148

COSTS AND EXPENSES:
   Lease operating                            $145,415          $149,170
   Production tax                               54,369            42,199
   Depreciation, depletion, and
      amortization of oil and gas
      properties                               157,039           163,274
   General and administrative
      (Note 2)                                 102,973           106,564
                                              --------          --------
                                              $459,796          $461,207
                                              --------          --------

NET INCOME                                    $432,943          $109,941
                                              ========          ========
GENERAL PARTNER - NET INCOME                  $ 27,717          $ 11,386
                                              ========          ========
LIMITED PARTNERS - NET INCOME                 $405,226          $ 98,555
                                              ========          ========
NET INCOME per unit                           $   1.09          $    .27
                                              ========          ========
UNITS OUTSTANDING                              372,189           372,189
                                              ========          ========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999              1998
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $2,593,092        $2,310,367
   Interest income                                11,235            34,323
   Gain on sale of oil and
      gas properties                               2,693         1,368,785
                                              ----------        ----------
                                              $2,607,020        $3,713,475

COSTS AND EXPENSES:
   Lease operating                            $  551,590        $  465,999
   Production tax                                156,989           159,598
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 574,522           543,788
   General and administrative
      (Note 2)                                   338,439           338,361
                                              ----------        ----------
                                              $1,621,540        $1,507,746
                                              ----------        ----------

NET INCOME                                    $  985,480        $2,205,729
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   71,693        $  130,322
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  913,787        $2,075,407
                                              ==========        ==========
NET INCOME per unit                           $     2.46        $     5.58
                                              ==========        ==========
UNITS OUTSTANDING                                372,189           372,189
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                  1999             1998
                                              ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $  985,480        $2,205,729
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               574,522           543,788
      Gain on sale of oil and gas
        properties                           (     2,693)      ( 1,368,785)
      (Increase) decrease in accounts
        receivable - oil and gas sales       (   236,136)          361,876
      Decrease in accounts payable           (     4,300)      (    84,509)
                                              ----------        ----------
Net cash provided by operating
   activities                                 $1,316,873        $1,658,099
                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($   36,609)      ($   74,175)
   Proceeds from sale of oil and
      gas properties                              12,505         1,502,696
                                              ----------        ----------
Net cash provided (used) by
   investing activities                      ($   24,104)       $1,428,521
                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($1,123,090)      ($4,212,085)
                                              ----------        ----------
Net cash used by financing activities        ($1,123,090)      ($4,212,085)
                                              ----------        ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           $  169,679       ($1,125,465)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           333,168         1,564,325
                                              ----------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  502,847        $  438,860
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 1999             1998
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  120,620       $   78,275
   Accounts receivable:
      Oil and gas sales                           152,247           95,260
                                               ----------       ----------
        Total current assets                   $  272,867       $  173,535

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  930,418        1,057,945

DEFERRED CHARGE                                    23,749           23,749
                                               ----------       ----------
                                               $1,227,034       $1,255,229
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   11,422       $   12,408
                                               ----------       ----------
        Total current liabilities              $   11,422       $   12,408

ACCRUED LIABILITY                              $   12,063       $   12,063

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   67,915)     ($   75,631)
   Limited Partners, issued and
      outstanding, 91,711 units                 1,271,464        1,306,389
                                               ----------       ----------
        Total Partners' capital                $1,203,549       $1,230,758
                                               ----------       ----------
                                               $1,227,034       $1,255,229
                                               ==========       ==========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                  1999             1998
                                                --------        ----------

REVENUES:
   Oil and gas sales                            $222,185          $136,780
   Interest income                                   906             2,866
   Loss on sale of oil and
      gas properties                                   -         (     836)
                                                --------          --------
                                                $223,091          $138,810

COSTS AND EXPENSES:
   Lease operating                              $ 35,386          $ 35,793
   Production tax                                 13,556            10,703
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  37,057            38,690
   General and administrative
      (Note 2)                                    25,373            26,255
                                                --------          --------
                                                $111,372          $111,441
                                                --------          --------

NET INCOME                                      $111,719          $ 27,369
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $  7,023          $  2,772
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $104,696          $ 24,597
                                                ========          ========
NET INCOME per unit                             $   1.14          $    .27
                                                ========          ========
UNITS OUTSTANDING                                 91,711            91,711
                                                ========          ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                  1999             1998
                                                --------         ---------

REVENUES:
   Oil and gas sales                            $618,940          $549,753
   Interest income                                 2,356             7,688
   Gain on sale of oil and
      gas properties                                 700           314,187
                                                --------          --------
                                                $621,996          $871,628

COSTS AND EXPENSES:
   Lease operating                              $132,845          $111,982
   Production tax                                 37,682            39,027
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 133,998           126,775
   General and administrative
      (Note 2)                                    83,453            83,369
                                                --------          --------
                                                $387,978          $361,153
                                                --------          --------

NET INCOME                                      $234,018          $510,475
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 16,943          $ 30,210
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $217,075          $480,265
                                                ========          ========
NET INCOME per unit                             $   2.37          $   5.24
                                                ========          ========
UNITS OUTSTANDING                                 91,711            91,711
                                                ========          ========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                  1999             1998
                                                --------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $234,018          $510,475
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               133,998           126,775
      Gain on sale of oil and gas
        properties                             (     700)        ( 314,187)
      (Increase) decrease in accounts
        receivable - oil and gas sales         (  56,987)           86,097
      Decrease in accounts payable             (     986)        (  19,532)
                                                --------          --------
Net cash provided by operating
   activities                                   $309,343          $389,628
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  8,711)        ($ 18,222)
   Proceeds from sale of oil and
      gas properties                               2,940           345,273
                                                --------          --------
Net cash provided (used) by
   investing activities                        ($  5,771)         $327,051
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($261,227)        ($978,129)
                                                --------          --------
Net cash used by financing activities          ($261,227)        ($978,129)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $ 42,345         ($261,450)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            78,275           364,502
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $120,620          $103,052
                                                ========          ========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

              GEODYNE ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
              CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of September 30, 1999, combined statements of operations for the three and nine months ended September 30, 1999 and 1998, and combined statements of cash flows for the nine months ended September 30, 1999 and 1998 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a
      "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at September 30, 1999, the combined results of operations for the three and nine months ended September 30, 1999 and 1998, and the combined cash flows for the nine months ended September 30, 1999 and 1998.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1998. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended September 30, 1999 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               II-A                  $ 6,557                 $127,443
               II-B                    4,897                   95,190
               II-C                    2,091                   40,689
               II-D                    4,259                   82,863
               II-E                    3,099                   60,216
               II-F                    2,322                   45,105
               II-G                    5,029                   97,944
               II-H                    1,238                   24,135

      During the nine months ended September 30, 1999 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               II-A                  $59,299                 $382,329
               II-B                   43,431                  285,570
               II-C                   19,318                  122,067
               II-D                   38,267                  248,589
               II-E                   28,229                  180,648
               II-F                   20,693                  135,315
               II-G                   44,607                  293,832
               II-H                   11,048                   72,405

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 1999 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      In August 1999, the II-A Partnership received insurance settlement proceeds in the amount of $202,500 for the costs incurred to drill the State Lease 8191 No. 4 well in St. Bernard Parish, Louisiana for the purpose of relieving pressure in another well which suffered a blowout during a workover attempt. This new well was completed as a producing gas well in 1998. The insurance proceeds amount was included in the Partnership's August 1999 cash distribution.

RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Partnerships' gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. In addition, crude oil prices in 1998 and early 1999 were at or near their lowest level in the past decade due primarily to the global surplus of crude oil. Oil prices have since rebounded primarily due to a decrease in the global oil surplus as a result of production curtailments by several major oil producing nations. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or
      (iii) decrease.

      II-A PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                   1999             1998
                                                ----------       ----------
      Oil and gas sales                         $1,135,642       $1,092,544
      Oil and gas production expenses           $  285,375       $  381,708
      Barrels produced                              19,868           19,085
      Mcf produced                                 332,216          481,584
      Average price/Bbl                         $    19.28       $    10.66
      Average price/Mcf                         $     2.27       $     1.85

      As shown in the table above, total oil and gas sales increased $43,098 (3.9%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Of this increase, approximately $8,000 was related to an increase in volumes of oil sold and approximately $171,000 and $139,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $275,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 783 barrels, while volumes of gas sold decreased 149,368 Mcf for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. The decrease in volumes of gas sold was primarily due to positive prior period volume adjustments made by the purchasers on several wells during the three months ended September 30, 1998, which decreases were partially offset by a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended September 30, 1999. Average oil and gas prices increased to $19.28 per barrel and $2.27 per Mcf, respectively, for the three months ended September 30, 1999 from $10.66 per barrel and $1.85 per Mcf, respectively, for the three months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $96,333 (25.2%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This decrease was primarily due to (i) a positive prior period lease operating expense adjustment made by the operator on one significant well during the three months ended September 30, 1998 and (ii) workover expenses incurred on several wells during the three months ended September 30, 1998 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 25.1% for the three months ended September 30, 1999 from 34.9% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $39,266 (18.3%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This decrease was primarily due to the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 15.4% for the three months ended September 30, 1999 from 19.6% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $4,442 (3.2%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 11.8% for the three months ended September 30, 1999 from 12.7% for the three months ended September 30, 1998.

      NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                   1999             1998
                                                ----------       ----------
      Oil and gas sales                         $2,629,667       $3,025,364
      Oil and gas production expenses           $  916,544       $1,093,626
      Barrels produced                              63,543           65,533
      Mcf produced                                 867,158        1,101,499
      Average price/Bbl                         $    14.49       $    12.81
      Average price/Mcf                         $     1.97       $     1.98

      As shown in the table above, total oil and gas sales decreased $395,697 (13.1%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Of this decrease, approximately $465,000 was related to a decrease in volumes of gas sold, which decrease was partially offset by an increase of approximately $107,000 related to an increase in the average price of oil sold. Volumes of oil and gas sold decreased 1,990 barrels and 234,341 Mcf, respectively, for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The decrease in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the purchaser on one significant well during the nine months ended September 30, 1998, (ii) the sale of several wells during 1998, and (iii) normal declines in production. Average oil prices increased to $14.49 per barrel for the nine months ended September 30, 1999 from $12.81 per barrel for the nine months ended September 30, 1998. Average gas prices remained relatively constant at $1.97 per Mcf for the nine months ended September 30, 1999 and $1.98 per Mcf for the nine months ended September 30, 1998.

      The II-A Partnership sold certain oil and gas properties during the nine months ended September 30, 1999 and recognized a $1,237 gain on such sales. Sales of oil and as properties during the nine months ended September 30, 1998 resulted in the II-A Partnership recognizing similar gains totaling $688,344.

      As discussed in Liquidity and Capital Resources above, the II-A Partnership recognized an insurance settlement in the amount of $202,500 during the nine months ended September 30, 1999. No similar settlements occurred during the nine months ended September 30, 1998.

      The II-A Partnership recognized a gas contract settlement in the amount of $1,710,190 during the nine months ended September 30, 1998. This settlement involved claims made for take or pay deficiencies and gas pricing issues arising out of a gas purchase contract. No similar settlements occurred during the nine months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $177,082 (16.2%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This decrease was primarily due to (i) workover expenses incurred on one significant well during the nine months ended September 30, 1998 in order to improve the recovery of reserves, (ii) a positive prior period lease operating expense adjustment made by the operator on another significant well during the nine months ended September 30, 1998, and
      (iii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 34.9% for the nine months ended September 30, 1999 from 36.1% for the nine months ended September 30, 1998.

      Depreciation, depletion, and amortization of oil and gas properties decreased $74,518 (13.8%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense remained relatively constant at 17.6% for the nine months ended September 30, 1999 and 17.8% for the nine months ended September 30, 1998.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of oil and gas sales, these expenses increased to 16.8% for the nine months ended September 30, 1999 from 14.7% for the nine months ended September 30, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 1999 totaling $47,427,357 or 97.93% of Limited Partners' capital contributions.

      II-B PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                  1999              1998
                                                --------          --------
      Oil and gas sales                         $812,462          $543,938
      Oil and gas production expenses           $220,500          $244,129
      Barrels produced                            14,643            12,625
      Mcf produced                               253,666           231,444
      Average price/Bbl                         $  18.05          $  11.88
      Average price/Mcf                         $   2.16          $   1.70

      As shown in the table above, total oil and gas sales increased $268,524 (49.4%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Of this increase, approximately $38,000 was related to an increase in volumes of gas sold and approximately $90,000 and $116,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold increased 2,018 barrels and 22,222 Mcf, respectively, for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. The increase in volumes of oil sold was primarily due to (i) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended September 30, 1999 and (ii) negative prior period volume adjustments made by the purchaser on two significant wells during the three months ended September 30, 1998. Average oil and gas prices increased to $18.05 per barrel and $2.16 per Mcf, respectively, for the three months ended September 30, 1999 from $11.88 per barrel and $1.70 per Mcf, respectively, for the three months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $23,629 (9.7%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This decrease was primarily due to workover expenses incurred on several wells during the three months ended September 30, 1998 in order to improve the recovery of reserves, which decrease was partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 27.1% for the three months ended September 30, 1999 from 44.9% for the three months ended September 30, 1998. This percentage decrease was primarily due to the 1998 workover expenses and the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $11,839 (12.4%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This increase was primarily due to the increase in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 13.2% for the three months ended September 30, 1999 from 17.6% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $3,343 (3.2%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 12.3% for the three months ended September 30, 1999 from 19.0% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

                                             Nine Months Ended September 30,
                                             --------------------------------
                                                   1999              1998
                                                ----------        ----------
      Oil and gas sales                         $1,898,187        $1,973,911
      Oil and gas production expenses           $  712,522        $  749,978
      Barrels produced                              42,696            41,381
      Mcf produced                                 670,828           703,731
      Average price/Bbl                         $    14.40        $    14.09
      Average price/Mcf                         $     1.91        $     1.98

      As shown in the table above, total oil and gas sales decreased $75,724 (3.8%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Of this decrease, approximately $65,000 was related to a decrease in volumes of gas sold and approximately $43,000 was related to a decrease in the average price of gas sold. This decrease was partially offset by increases of approximately $19,000 related to an increase in volumes of oil sold and approximately $13,000 related to an increase in the average price of oil sold. Volumes of oil sold increased 1,315 barrels, while volumes of gas sold decreased 32,903 Mcf for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Average oil prices increased to $14.40 per barrel for the nine months ended September 30, 1999 from $14.09 per barrel for the nine months ended September 30, 1998. Average gas prices decreased to $1.91 per Mcf for the nine months ended

      September 30, 1999 from $1.98 per Mcf for the nine months ended September 30, 1998.

      The II-B Partnership recognized a gas contract settlement in the amount of $2,793,295 during the nine months ended September 30, 1998. This settlement involved claims made for take or pay deficiencies and gas pricing issues arising out of a gas purchase contract. No similar settlements occurred during the nine months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $37,456 (5.0%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 37.5% for the nine months ended September 30, 1999 from 38.0% for the nine months ended September 30, 1998.

      Depreciation, depletion, and amortization of oil and gas properties decreased $4,706 (1.6%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of oil and gas sales, this expense increased to 15.4% for the nine months ended September 30, 1999 from 15.0% for the nine months ended September 30, 1998.

      General and administrative expenses decreased $4,335 (1.3%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of oil and gas sales, these expenses increased to 17.3% for the nine months ended September 30, 1999 from 16.9% for the nine months ended September 30, 1998.

      The Limited Partners have received cash distributions through September 30, 1999 totaling $34,506,916 or 95.40% of the Limited Partners' capital contributions.

      II-C PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $379,273         $253,933
      Oil and gas production expenses             $ 91,916         $ 90,974
      Barrels produced                               4,847            4,119
      Mcf produced                                 132,959          121,527
      Average price/Bbl                           $  18.01         $  12.28
      Average price/Mcf                           $   2.20         $   1.67

      As shown in the table above, total oil and gas sales increased $125,340 (49.4%) for the three months ended

      September 30, 1999 as compared to the three months ended September 30, 1998. Of this increase, approximately $19,000 was related to an increase in volumes of gas sold and approximately $28,000 and $69,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold increased 728 barrels and 11,432 Mcf, respectively, for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. The increase in volumes of oil sold was primarily due to (i) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended September 30, 1999 and (ii) a negative prior period volume adjustment made by the purchaser on another significant well during the three months ended September 30, 1998. Average oil and gas prices increased to $18.01 per barrel and $2.20 per Mcf, respectively, for the three months ended September 30, 1999 from $12.28 per barrel and $1.67 per Mcf, respectively, for the three months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $942 (1.0%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This increase was primarily due to a positive prior period production tax adjustment made by the purchaser on one significant well during the three months ended September 30, 1999, which increase was substantially offset by workover expenses incurred on one significant well during the three months ended September 30, 1998 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 24.2% for the three months ended September 30, 1999 from 35.8% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $7,258 (13.9%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This increase was primarily due to the increase in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 15.7% for the three months ended September 30, 1999 from 20.5% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $1,430 (3.2%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 11.3% for the three months ended September 30, 1999 from 17.4% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $903,938         $896,558
      Oil and gas production expenses             $296,598         $293,796
      Barrels produced                              13,638           12,968
      Mcf produced                                 364,207          375,715
      Average price/Bbl                           $  14.95         $  14.05
      Average price/Mcf                           $   1.92         $   1.90

      As shown in the table above, total oil and gas sales increased $7,380 (0.8%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Of this increase, approximately $9,000 was related to an increase in volumes of oil sold and approximately $12,000 and $7,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $21,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 670 barrels, while volumes of gas sold decreased 11,508 Mcf for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Average oil and gas prices increased to $14.95 per barrel and $1.92 per Mcf, respectively, for the nine months ended September 30, 1999 from $14.05 per barrel and $1.90 per Mcf, respectively, for the nine months ended September 30, 1998.

      The II-C Partnership sold certain oil and gas properties during the nine months ended September 30, 1999 and recognized a $47 gain on such sales. Sales of oil and gas properties during the nine months ended September 30, 1998 resulted in the II-C Partnership recognizing similar gains totaling $191,496.

      The II-C Partnership recognized a gas contract settlement in the amount of $1,197,148 during the nine months ended September 30, 1998. This settlement involved claims made for take or pay deficiencies and gas pricing issues arising out of a gas purchase contract. No similar settlements occurred during the nine months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $2,802 (1.0%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This increase was primarily due to positive prior period production tax adjustments made by the purchaser on several wells during the nine months ended September 30, 1999, which increase was substantially offset by workover expenses incurred on one significant well during the nine months ended September 30, 1998 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses remained constant at 32.8% for the nine months ended September 30, 1999 and 1998.

      Depreciation, depletion, and amortization of oil and gas properties increased $1,790 (1.1%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of oil and gas sales, this expense remained relatively constant at 18.1% for the nine months ended September 30, 1999 and 18.0% for the nine months ended September 30, 1998.

      General and administrative expenses decreased $1,555 (1.1%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 15.6% for the nine months ended September 30, 1999 from 15.9% for the nine months ended September 30, 1998.

      The Limited Partners have received cash distributions through September 30, 1999 totaling $15,699,686 or 101.54% of the Limited Partners' capital contributions.

      II-D PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

                                            Three Months Ended September 30,
                                            -------------------------------
                                                   1999              1998
                                                 --------          --------
      Oil and gas sales                          $705,104          $540,255
      Oil and gas production expenses            $192,953          $256,870
      Barrels produced                              7,755             9,708
      Mcf produced                                250,111           264,360
      Average price/Bbl                          $  19.44          $  12.71
      Average price/Mcf                          $   2.22          $   1.58

      As shown in the table above, total oil and gas sales increased $164,849 (30.5%) for the three months ended

      September 30, 1999 as compared to the three months ended September 30, 1998. Of this increase, approximately $52,000 and $160,000, respectively, were related to increases in the average prices of oil and gas sold. This increase was partially offset by decreases of approximately $25,000 and $22,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 1,953 barrels and 14,249 Mcf, respectively, for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended September 30, 1998. Average oil and gas prices increased to $19.44 per barrel and $2.22 per Mcf, respectively, for the three months ended September 30, 1999 from $12.71 per barrel and $1.58 per Mcf, respectively, for the three months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $63,917 (24.9%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This decrease was primarily due to (i) workover expenses incurred on three significant wells during the three months ended September 30, 1998 and (ii) a decrease in lease operating expenses associated with the decrease in volumes of oil and gas sold. As a percentage of oil and gas sales, these expenses decreased to 27.4% for the three months ended September 30, 1999 from 47.5% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the 1998 workover expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $7,927 (7.2%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of oil and gas sales, this expense decreased to 14.6% for the three months ended September 30, 1999 from 20.5% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $2,931 (3.3%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 12.4% for the three months ended September 30, 1999 from 16.7% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                     1999            1998
                                                 ----------       ----------
      Oil and gas sales                          $1,831,319       $1,885,766
      Oil and gas production expenses            $  727,727       $  845,153
      Barrels produced                               26,368           30,202
      Mcf produced                                  728,093          803,674
      Average price/Bbl                          $    14.42       $    13.30
      Average price/Mcf                          $     1.99       $     1.85

      As shown in the table above, total oil and gas sales decreased $54,447 (2.9%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Of this decrease, approximately $51,000 and $139,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of approximately $30,000 and $106,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 3,834 barrels and 75,581 Mcf, respectively, for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) the sale of one significant well during 1998. Average oil and gas prices increased to $14.42 per barrel and $1.99 per Mcf, respectively, for the nine months ended September 30, 1999 from $13.30 per barrel and $1.85 per Mcf, respectively, for the nine months ended September 30, 1998.

      The II-D Partnership sold certain oil and gas properties during the nine months ended September 30, 1999 and recognized a $36,944 gain on such sales. Sales of oil and gas properties during the nine months ended September 30, 1998 resulted in the II-D Partnership recognizing similar gains of $518,545.

      The II-D Partnership recognized a gas contract settlement in the amount of $3,033,646 during the nine months ended September 30, 1998. This settlement involved claims made for take or pay deficiencies and gas pricing issues arising out of a gas purchase contract. No similar settlements occurred during the nine months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $117,426 (13.9%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold and (ii) workover expenses incurred on several significant wells during the nine months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 39.7% for the nine months ended September 30, 1999 from 44.8% for the nine months ended September 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the 1998 workover expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $30,894 (9.1%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of oil and gas sales, this expense decreased to 16.8% for the nine months ended September 30, 1999 from 17.9% for the nine months ended September 30, 1998.

      Gener al and administrative expenses decreased $3,500 (1.2%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of oil and gas sales, these expenses remained relatively constant at 15.7% for the nine months ended September 30, 1999 and 15.4 % for the nine months ended September 30, 1998.

      The II-D Partnership achieved payout during the nine months ended September 30, 1999. After payout, operations and revenues for the II-D Partnership have been and will be allocated using after payout percentages. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners. See the Partnerships' Annual Report on Form 10-K for the year ended December 31, 1998 for a further discussion of pre and post payout allocations of income and expense.

      The Limited Partners have received cash distributions through September 30, 1999 totaling $31,799,903 or 100.99% of Limited Partners' capital contributions.

      II-E PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $490,849         $366,664
      Oil and gas production expenses             $127,287         $147,182
      Barrels produced                               7,120           10,767
      Mcf produced                                 153,140          142,090
      Average price/Bbl                           $  21.26         $  13.05
      Average price/Mcf                           $   2.22         $   1.59

      As shown in the table above, total oil and gas sales increased $124,185 (33.9%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Of this increase, approximately $58,000 and $96,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $18,000 was related to an increase in volumes of gas sold. These increases were partially offset by a decrease of approximately $48,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 3,647 barrels, while volumes of gas sold increased 11,050 Mcf for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended September 30, 1998. Average oil and gas prices increased to $21.26 per barrel and $2.22 per Mcf, respectively, for the three months ended September 30, 1999 from $13.05 per barrel and $1.59 per Mcf, respectively, for the three months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $19,895 (13.5%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This decrease was primarily due to workover expenses incurred on two significant wells during the three months ended September 30, 1998 in order to improve the recovery of reserves, which decrease was partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 25.9% for the three months ended September 30, 1999 from 40.1% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $18,887 (15.3%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This decrease was primarily due to (i) an upward revision in the estimate of remaining gas reserves at December 31, 1998 and (ii) the decrease in volumes of oil sold. As a percentage of oil and gas sales, this expense decreased to 21.3% for the three months ended September 30, 1999 from 33.7% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $2,145 (3.3%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 12.9% for the three months ended September 30, 1999 from 17.9% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increase in oil and gas sales.

      The II-E Partnership achieved payout during the three months ended September 30, 1999. After payout, operations and revenues for the II-E Partnership have been and will be allocated using after payout percentages. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners. See the Partnerships' Annual Report on Form 10-K for the year ended December 31, 1998 for a further discussion of pre and post payout allocations of income and expense.

      NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

                                            Nine Months Ended September 30,
                                            -------------------------------
                                                   1999             1998
                                                ----------       ----------
      Oil and gas sales                         $1,294,093       $1,257,494
      Oil and gas production expenses           $  388,493       $  454,429
      Barrels produced                              24,392           29,489
      Mcf produced                                 472,003          462,132
      Average price/Bbl                         $    15.72       $    13.79
      Average price/Mcf                         $     1.93       $     1.84

      As shown in the table above, total oil and gas sales increased $36,599 (2.9%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Of this increase, approximately $47,000 and $42,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $18,000 was related to an increase in volumes of gas sold. These increases were partially offset by a decrease of approximately $70,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 5,097 barrels, while volumes of gas sold increased 9,871 Mcf for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) positive prior period volume adjustments made by the purchasers on several wells during the nine months ended September 30, 1998. Average oil and gas prices increased to $15.72 per barrel and $1.93 per Mcf, respectively, for the nine months ended September 30, 1999 from $13.79 per barrel and $1.84 per Mcf, respectively, for the nine months ended September 30, 1998.

      The II-E Partnership recognized a gas contract settlement in the amount of $6,159,355 during the nine months ended September 30, 1998. This settlement involved claims made for take or pay deficiencies and gas pricing issues arising out of a gas purchase contract. No similar settlements occurred during the nine months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $65,936 (14.5%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This decrease was primarily due to workover expenses incurred on several wells during the nine months ended September 30, 1998 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 30.0% for the nine months ended September 30, 1999 from 36.1% for the nine months ended September 30, 1998. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses and the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $51,555 (13.5%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This decrease was primarily due to (i) an upward revision in the estimate of remaining gas reserves at December 31, 1998 and (ii) the decrease in volumes of oil sold. As a percentage of oil and gas sales, this expense decreased to 25.6% for the nine months ended September 30, 1999 from 30.4% for the nine months ended September 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $6,058 (2.8%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 16.1% for the nine months ended September 30, 1999 from 17.1% for the nine months ended September 30, 1998.

      The II-E Partnership achieved payout during the nine months ended September 30, 1999. After payout, operations and revenues for the II-E Partnership have been and will be allocated using after payout percentages. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners. See the Partnerships' Annual Report on Form 10-K for the year ended December 31, 1998 for a further discussion of pre and post payout allocations of income and expense.

      The Limited Partners have received cash distributions through September 30, 1999 totaling $23,037,574 or 100.68% of Limited Partners' capital contributions.

      II-F PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $454,356         $266,881
      Oil and gas production expenses             $ 94,366         $ 89,460
      Barrels produced                               7,718            7,692
      Mcf produced                                 123,033          120,405
      Average price/Bbl                           $  21.29         $  11.07
      Average price/Mcf                           $   2.36         $   1.51

      As shown in the table above, total oil and gas sales increased $187,475 (70.2%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Of this increase, approximately $78,000 and $104,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold increased 26 barrels and 2,628 Mcf, respectively, for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Average oil and gas prices increased to $21.29 per barrel and $2.36 per Mcf, respectively, for the three months ended September 30, 1999 from $11.07 per barrel and $1.51 per Mcf, respectively, for the three months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $4,906 (5.5%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 20.8% for the three months ended September 30, 1999 from 33.5% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $1,811 (2.3%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of oil and gas sales, this expense decreased to 16.5% for the three months ended September 30, 1999 from 28.9% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $1,661 (3.4%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 10.4% for the three months ended September 30, 1999 from 18.4% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                   1999             1998
                                                ----------       ----------
      Oil and gas sales                         $1,225,529       $1,087,834
      Oil and gas production expenses           $  331,455       $  292,323
      Barrels produced                              27,299           28,477
      Mcf produced                                 440,829          378,224
      Average price/Bbl                         $    14.97       $    13.93
      Average price/Mcf                         $     1.85       $     1.83

      As shown in the table above, total oil and gas sales increased $137,695 (12.7%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Of this increase, approximately $114,000 was related to an increase in volumes of gas sold and approximately $28,000 was related to an increase in the average price of oil sold. These increases were partially offset by a decrease of approximately $16,000 related to a decrease in volumes of oil sold.
      Volumes of oil sold decreased 1,178 barrels, while volumes of gas sold increased 62,605 Mcf for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The increase in volumes of gas sold was primarily due to (i) an increase in production due to the successful recompletion of one significant well in late 1998 and
      (ii) a positive prior period volume adjustment made by the operator on another significant well during the nine months ended September 30, 1999. Average oil and gas prices increased to $14.97 per barrel and $1.85 per Mcf, respectively, for the nine months ended September 30, 1999 from $13.93 per barrel and $1.83 per Mcf, respectively, for the nine months ended September 30, 1998.

      The II-F Partnership sold certain oil and gas properties during the nine months ended September 30, 1999 and recognized a $1,203 gain on such sales. Sales of oil and gas properties during the nine months ended September 30, 1998 resulted in the II-F Partnership recognizing similar gains totaling $654,302.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $39,132 (13.4%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This increase was primarily due to (i) the timing of ad valorem tax payments, (ii) positive prior period lease operating expense adjustments made by the operator on several wells during the nine months ended September 30, 1999, and (iii) workover expenses incurred on one significant well during the nine months ended September 30, 1999 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses remained relatively constant at 27.0% for the nine months ended September 30, 1999 and 26.9% for the nine months ended September 30, 1998.

      Depreciation, depletion, and amortization of oil and gas properties increased $14,650 (5.8%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of oil and gas sales, this expense decreased to 22.0% for the nine months ended September 30, 1999 from 23.4% for the nine months ended September 30, 1998.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 12.7% for the nine months ended September 30, 1999 from 14.3% for the nine months ended September 30, 1998. This percentage decrease was primarily due to the increase in oil and gas sales.

      The II-F Partnership achieved payout during the nine months ended September 30, 1999. After payout, operations and revenues for the II-F Partnership have been and will be allocated using after payout percentages. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners. See the Partnerships' Annual Report on Form 10-K for the year ended December 31, 1998 for a further discussion of pre and post payout allocations of income and expense.

      The Limited Partners have received cash distributions through September 30, 1999 totaling $17,518,051 or 102.21% of Limited Partners' capital contributions.

      II-G PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                    1999            1998
                                                  --------        ---------
      Oil and gas sales                           $888,505         $561,811
      Oil and gas production expenses             $199,784         $191,369
      Barrels produced                              16,277           16,107
      Mcf produced                                 252,612          253,227
      Average price/Bbl                           $  20.69         $  11.03
      Average price/Mcf                           $   2.18         $   1.52

      As shown in the table above, total oil and gas sales increased $326,694 (58.2%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Of this increase, approximately $157,000 and $169,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil sold increased 170 barrels, while volumes of gas sold decreased 615 Mcf for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Average oil and gas prices increased to $20.69 per barrel and $2.18 per Mcf, respectively, for the three months ended September 30, 1999 from $11.03 per barrel and $1.52 per Mcf, respectively, for the three months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $8,415 (4.4%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 22.5% for the three months ended September 30, 1999 from 34.1% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $6,235 (3.8%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of oil and gas sales, this expense decreased to 17.7% for the three months ended September 30, 1999 from 29.1% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $3,591 (3.4%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 11.6% for the three months ended September 30, 1999 from 19.0% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                     1999            1998
                                                  ----------      ----------
      Oil and gas sales                           $2,593,092      $2,310,367
      Oil and gas production expenses             $  708,579      $  625,597
      Barrels produced                                57,547          59,757
      Mcf produced                                   936,181         806,717
      Average price/Bbl                           $    14.90      $    13.92
      Average price/Mcf                           $     1.85      $     1.83

      As shown in the table above, total oil and gas sales increased $282,725 (12.2%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Of this increase, approximately $237,000 was related to an increase in volumes of gas sold and approximately $57,000 was related to an increase in the average price of oil sold. These increases were partially offset by a decrease of approximately $31,000 related to a decrease in volumes of oil sold.
      Volumes of oil sold decreased 2,210 barrels, while volumes of gas sold increased 129,464 Mcf for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The increase in volumes of gas sold was primarily due to (i) an increase in production due to the successful recompletion of one significant well in late 1998 and
      (ii) a positive prior period volume adjustment made by the operator on another significant well during the nine months ended September 30, 1999. Average oil and gas prices increased to $14.90 per barrel and $1.85 per Mcf, respectively, for the nine months ended September 30, 1999 from $13.92 per barrel and $1.83 per Mcf, respectively, for the nine months ended September 30, 1998.

      The II-G Partnership sold certain oil and gas properties during the nine months ended September 30, 1999 and recognized a $2,693 gain on such sales. Sales of oil and gas properties during the nine months ended September 30, 1998 resulted in the II-G Partnership recognizing similar gains totaling $1,368,785.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $82,982 (13.3%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This increase was primarily due to (i) the timing of ad valorem tax payments, (ii) positive prior period lease operating expense adjustments made by the operator on several wells during the nine months ended September 30, 1999, and (iii) workover expenses incurred on one significant well during the nine months ended September 30, 1999 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses remained relatively constant at 27.3% for the nine months ended September 30, 1999 and 27.1% for the nine months ended September 30, 1998.

      Depreciation, depletion, and amortization of oil and gas properties increased $30,734 (5.7%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of oil and gas sales, this expense decreased to 22.2% for the nine months ended September 30, 1999 from 23.5% for the nine months ended September 30, 1998.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 13.1% for the nine months ended September 30, 1999 from 14.6% for the nine months ended September 30, 1998. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 1999 totaling $36,188,371 or 97.23% of Limited Partners' capital contributions.

      II-H PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $222,185         $136,780
      Oil and gas production expenses             $ 48,942         $ 46,496
      Barrels produced                               3,734            3,736
      Mcf produced                                  61,823           61,996
      Average price/Bbl                           $  21.35         $  10.95
      Average price/Mcf                           $   2.30         $   1.55

      As shown in the table above, total oil and gas sales increased $85,405 (62.4%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Of this increase, approximately $39,000 and $47,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 2 barrels and 173 Mcf, respectively, for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Average oil and gas prices increased to $21.35 per barrel and $2.30 per Mcf, respectively, for the three months ended September 30, 1999 from $10.95 per barrel and $1.55 per Mcf, respectively, for the three months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $2,446 (5.3%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 22.0% for the three months ended September 30, 1999 from 34.0% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $1,633 (4.2%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of oil and gas sales, this expense decreased to 16.7% for the three months ended September 30, 1999 from 28.3% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $882 (3.4%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 11.4% for the three months ended September 30, 1999 from 19.2% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $618,940         $549,753
      Oil and gas production expenses             $170,527         $151,009
      Barrels produced                              13,371           13,887
      Mcf produced                                 224,318          193,275
      Average price/Bbl                           $  14.95         $  13.90
      Average price/Mcf                           $   1.87         $   1.85

      As shown in the table above, total oil and gas sales increased $69,187 (12.6%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Of this increase, approximately $57,000 was related to an increase in volumes of gas sold and approximately $14,000 was related to an increase in the average price of oil sold. These increases were partially offset by a decrease of approximately $7,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 516 barrels, while volumes of gas sold increased 31,043 Mcf for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The increase in volumes of gas sold was primarily due to (i) an increase in production due to the successful recompletion of one significant well in late 1998 and (ii) a positive prior period volume adjustment made by the operator on another significant well during the nine months ended September 30, 1999. Average oil and gas prices increased to $14.95 per barrel and $1.87 per Mcf, respectively, for the nine months ended September 30, 1999 from $13.90 per barrel and $1.85 per Mcf, respectively, for the nine months ended September 30, 1998.

      The II-H Partnership sold certain oil and gas properties during the nine months ended September 30, 1999 and recognized a $700 gain on such sales. Sales of oil and gas properties during the nine months ended September 30, 1998 resulted in the II-H Partnership recognizing similar gains totaling $314,187.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $19,518 (12.9%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This increase was primarily due to (i) the timing of ad valorem tax payments, (ii) positive prior period lease operating expense adjustments made by the operator on several wells during the nine months ended September 30, 1999, and (iii) workover expenses incurred on one significant well during the nine months ended September 30, 1999 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses remained relatively constant at 27.6% for the nine months ended September 30, 1999 and 27.5% for the nine months ended September 30, 1998.

      Depreciation, depletion, and amortization of oil and gas properties increased $7,223 (5.7%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of oil and gas sales, this expense decreased to 21.6% for the nine months ended September 30, 1999 from 23.1% for the nine months ended September 30, 1998.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 13.5% for the nine months ended September 30, 1999 from 15.2% for the nine months ended September 30, 1998. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 1999 totaling $8,424,364 or 91.86% of Limited Partners' capital contributions.


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

      The Partnerships rely on Samson to provide all of their operational and administrative services on either a direct or indirect basis. Samson has addressed each of the three Y2K areas discussed above through a readiness process that:

      1.    increased the awareness of the issue among key employees;
      2.    identified areas of potential risk;
      3. assessed the relative impact of these risks and Samson's ability to manage them; and
      4.    remediated the risks on a priority basis wherever possible.

      One of Samson Investment Company's Executive Vice Presidents is responsible for communicating to its Board of Directors Y2K actions and for the ultimate implementation of its Y2K plan. He has delegated to Samson Investment Company's Senior Vice President-Technology and Administrative Services principal responsibility for ensuring Y2K compliance within Samson.

      Samson has been planning for the impact of Y2K on its information technology systems since 1993. As of November 1, 1999, Samson is in the final stages of implementation of a Y2K plan, as summarized below:

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

      4. Remediation. Since 1993, Samson has been upgrading its accounting and land administration software. All of the Y2K upgrades have been completed. In addition, in 1997 and 1998 Samson replaced or applied software patches to substantially all of its network and desktop software applications and believes them to be currently Y2K compliant. The costs of all such risk assessments and remediation were not material to the Partnerships.

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

      4. Remediation. Where Samson perceived a significant risk of Y2K non-compliance by banks and other significant vendors that would have had a material impact on Samson's business, Samson undertook joint testing during 1999, and any identified problems have been resolved.

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

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

27.1 Financial Data Schedule containing summary financial information extracted from the II-A Partnership's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the II-B Partnership's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the II-C Partnership's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the II-D Partnership's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the II-E Partnership's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

27.6 Financial Data Schedule containing summary financial information extracted from the II-F Partnership's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

27.7 Financial Data Schedule containing summary financial information extracted from the II-G Partnership's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

27.8 Financial Data Schedule containing summary financial information extracted from the II-H Partnership's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

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

                                 (Registrant)

                                 BY:   GEODYNE RESOURCES, INC.

                                       General Partner


Date:  November 12, 1999      By:   /s/Dennis R. Neill
                                    --------------------------------
                                          (Signature)
                                          Dennis R. Neill
                                          President


Date:  November 12, 1999      By:   /s/Patrick M. Hall
                                    --------------------------------
                                         (Signature)
                                         Patrick M. Hall
                                         Principal Accounting Officer

                                INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-A's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-B's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-C's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-D's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-E's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-F's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

27.7 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-G's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

27.8 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-H's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

            All other exhibits are omitted as inapplicable.