Form 10-K405
period 1999-12-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP II A; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-E; GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-G; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-H
filed 2000-02-15
CIK 824894, 826345, 833054, 833526, 842881, 850506, 851724, 854062

FORM 10-K405
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

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

                  DOCUMENTS INCORPORATED BY REFERENCE:  None

                                 FORM 10-K405
                               TABLE OF CONTENTS



PART I.......................................................................4
      ITEM 1.     BUSINESS...................................................4
      ITEM 2.     PROPERTIES................................................10
      ITEM 3.     LEGAL PROCEEDINGS.........................................25
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS.......25

PART II.....................................................................25
      ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS......25
      ITEM 6.     SELECTED FINANCIAL DATA...................................28
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................37
      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK........................................ 65
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............66
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................66

PART III....................................................................66
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER...66
      ITEM 11.    EXECUTIVE COMPENSATION....................................67
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT ...............................................76
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............77

PART IV.....................................................................78
      ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K ............................................. 78
      SIGNATURES............................................................84

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

      The General Partner currently serves as general partner of 26 limited partnerships including the Partnerships. The General Partner is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including the General Partner (collectively "Samson"), are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 1999, Samson owned interests in approximately 14,000 oil and gas wells located in 17 states of the United States and the countries of Canada, Venezuela, and Russia. At December 31, 1999, Samson operated approximately 3,400 oil and gas wells located in 15 states of the United States, as well as Canada, Venezuela, and Russia.

      The Partnerships are currently engaged in the business of owning interests in producing oil and gas properties located in the continental United States. The Partnerships may also engage to a limited extent in development drilling on producing oil and gas properties as required for the prudent management of the Partnerships.

      As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and Samson. As of February 15, 2000, Samson employed approximately 920 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item 10. Directors and Executive Officers of the General Partner."

      The General Partner's and the Partnerships' principal place of business is located at Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103, and their telephone number is (918) 583-1791, or (888) 436-3963 [(888) GEODYNE].

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

      The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Predicting future prices is not possible. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for many years. Over the past ten years such average prices have generally been in the $1.40 to $2.40 per Mcf range. Gas prices are currently in the upper end of this range.

      Substantially all of the Partnerships' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas increased from approximately $2.03 per Mcf at December 31, 1998 to approximately $2.24 per Mcf at December 31, 1999. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past two years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. However, production curtailment agreements among major oil producing nations have caused recent oil prices to climb to over $24.00 per barrel in some markets. It is not known whether this trend will continue. Prices for the Partnerships' oil increased from approximately $9.50 per barrel at December 31, 1998 to approximately $22.75 per barrel at December 31, 1999.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 1999. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.


      Significant Customers

      The following customers accounted for ten percent or more of the Partnerships' oil and gas sales during the year ended December 31, 1999:

Partnership                   Purchaser                         Percentage
-----------      ----------------------------------             ----------

   II-A          El Paso Energy Marketing Company
                   ("El Paso")                                    29.3%
                 Amoco Production Company                         16.3%

   II-B          El Paso                                          37.6%
                 Hallwood Petroleum, Inc.                         13.6%

   II-C          El Paso                                          35.4%

   II-D          El Paso                                          27.6%
                 Vintage Petroleum Inc.                           10.7%

   II-E          El Paso                                          46.3%

   II-F          El Paso                                          23.7%
                 Chevron U.S.A. Inc. ("Chevron")                  10.4%
                 Texaco Exploration and Production,
                   Inc. ("Texaco")                                10.0%

   II-G          El Paso                                          23.5%
                 Chevron                                          10.3%
                 Texaco                                           10.1%

   II-H          El Paso                                          23.3%
                 Texaco                                           10.2%


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


ITEM 2.     PROPERTIES

            Well Statistics

      The following table sets forth the number of productive wells of the Partnerships as of December 31, 1999.

                              Well Statistics(1)
                            As of December 31, 1999

           Number of Gross Wells(2)             Number of Net Wells(3)
         ----------------------------     ---------------------------------
P/ship   Total    Oil   Gas   N/A(4)      Total     Oil      Gas     N/A(4)
------   -----    ---   ---   -------     -----    -----    -----    ------
II-A     1,027    752   274      1        43.44    29.57    13.86      .01
II-B       194    113    80      1        23.04    15.21     7.82      .01
II-C       264    103   161      -         8.10     2.58     5.52        -
II-D       201     79   122      -        22.86     4.13    18.73        -
II-E       976    749   227      -        11.45     4.55     6.90        -
II-F       996    781   215      -        12.23     6.47     5.76        -
II-G       996    779   217      -        26.33    13.70    12.63        -
II-H       996    781   215      -         6.40     3.33     3.07        -

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

      Drilling Activities

      During the year ended December 31, 1999, the Partnerships participated in the drilling activities described below.

                                                Revenue
P/ship   Well Name              County    St.   Interest   Type  Status
------   ---------              ------   ----   --------   ----  ------
 II-A    Flynn No.1-18          Grady     OK    .00012     Gas   Unknown

 II-E    JF Daberry No.5-1      Wheeler   TX    Unknown    Gas   In Progress
         Coltharp No.3-51       Wheeler   TX    .00026     Gas   Producing
         Blankenship No.2       Texas     OK    .00821     Gas   Producing
         Wolfe No.5             Winkler   TX    .00205     Gas   Producing

 II-F    Joe No.1-25            Caddo     OK    .00382     Gas   Unknown
         JF Daberry No.5-1      Wheeler   TX    Unknown    Gas   In Progress
         Coltharp No.3-51       Wheeler   TX    .00064     Gas   Producing
         Blankenship No.2       Texas     OK    .02008     Gas   Producing
         Wolfe No.5             Winkler   TX    .00503     Gas   Producing

 II-G    Joe No.1-25            Caddo     OK    .00828     Gas   Unknown
         JF Daberry No.5-1      Wheeler   TX    Unknown    Gas   In Progress
         Coltharp No.3-51       Wheeler   TX    .00135     Gas   Producing
         Blankenship No.2       Texas     OK    .04200     Gas   Producing
         Wolfe No.5             Winkler   TX    .01052     Gas   Producing

 II-H    Joe No.1-25            Caddo     OK    .00204     Gas   Unknown
         JF Daberry No.5-1      Wheeler   TX    Unknown    Gas   In Progress
         Coltharp No.3-51       Wheeler   TX    .00031     Gas   Producing
         Blankenship No.2       Texas     OK    .00971     Gas   Producing
         Wolfe No.5             Winkler   TX    .00243     Gas   Producing

The II-E, II-F, II-G, and II-H Partnerships directly participated in the Wolfe No. 5 well described above through ownership of .00246, .00602, .01259, and
 .00291 working interests, respectively. The listed Partnerships indirectly participated in the other wells through ownership of overriding royalty or other non-working interests.

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

                              Net Production Data

                               II-A Partnership
                               ----------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       1999           1998           1997
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           84,033         86,428        105,866
   Gas (Mcf)                         1,149,550      1,433,552      1,505,818

Oil and gas sales:
   Oil                              $1,365,308     $1,070,099     $1,995,185
   Gas                               2,397,623      2,841,724      3,436,560
                                     ---------      ---------      ---------
     Total                          $3,762,931     $3,911,823     $5,431,745
                                     =========      =========      =========
Total direct operating
   expenses                         $1,297,760     $1,772,997     $1,888,421
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         34.5%          45.3%          34.8%

Average sales price:
   Per barrel of oil                    $16.25         $12.38         $18.85
   Per Mcf of gas                         2.09           1.98           2.28

Direct operating expenses per
   equivalent Bbl of oil                $ 4.71         $ 5.45         $ 5.29

                              Net Production Data

                               II-B Partnership
                               ----------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       1999           1998           1997
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           56,749         53,095         67,591
   Gas (Mcf)                           870,203        904,066      1,047,458

Oil and gas sales:
   Oil                              $  918,317     $  713,020     $1,292,911
   Gas                               1,775,400      1,779,023      2,523,358
                                     ---------      ---------      ---------
     Total                          $2,693,717     $2,492,043     $3,816,269
                                     =========      =========      =========
Total direct operating
   expenses                         $  960,136     $1,092,499     $1,314,450
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         35.6%          43.8%          34.4%

Average sales price:
   Per barrel of oil                    $16.18         $13.43         $19.13
   Per Mcf of gas                         2.04           1.97           2.41

Direct operating expenses per
   equivalent Bbl of oil                $ 4.76         $ 5.36         $ 5.43

                              Net Production Data

                               II-C Partnership
                               ----------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       1999           1998           1997
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           17,691         16,806         22,753
   Gas (Mcf)                           500,545        478,643        582,748

Oil and gas sales:
   Oil                              $  295,047     $  224,072     $  433,286
   Gas                               1,001,421        912,402      1,363,371
                                     ---------      ---------      ---------
     Total                          $1,296,468     $1,136,474     $1,796,657
                                     =========      =========      =========
Total direct operating
   expenses                         $  440,322     $  427,109     $  527,821
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         34.0%          37.6%          29.4%

Average sales price:
   Per barrel of oil                    $16.68         $13.33         $19.04
   Per Mcf of gas                         2.00           1.91           2.34

Direct operating expenses per
   equivalent Bbl of oil                $ 4.35         $ 4.42         $ 4.40

                              Net Production Data

                               II-D Partnership
                               ----------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       1999           1998           1997
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           33,890         37,733         50,413
   Gas (Mcf)                         1,010,194      1,034,372      1,501,911

Oil and gas sales:
   Oil                              $  556,917     $  477,184     $  941,767
   Gas                               2,041,699      1,933,867      3,372,387
                                     ---------      ---------      ---------
     Total                          $2,598,616     $2,411,051     $4,314,154
                                     =========      =========      =========
Total direct operating
   expenses                         $1,106,783     $  945,971     $1,657,087
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         42.6%          39.2%          38.4%

Average sales price:
   Per barrel of oil                    $16.43         $12.65         $18.68
   Per Mcf of gas                         2.02           1.87           2.25

Direct operating expenses per
   equivalent Bbl of oil                $ 5.47         $ 4.50         $ 5.51

                              Net Production Data

                               II-E Partnership
                               ----------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       1999           1998           1997
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           32,352         37,508         42,668
   Gas (Mcf)                           624,562        647,841        783,379

Oil and gas sales:
   Oil                              $  565,758     $  499,076     $  814,761
   Gas                               1,244,967      1,205,387      1,801,242
                                     ---------      ---------      ---------
     Total                          $1,810,725     $1,704,463     $2,616,003
                                     =========      =========      =========
Total direct operating
   expenses                         $  557,889     $  672,490     $  909,321
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         30.8%          39.5%          34.8%

Average sales price:
   Per barrel of oil                    $17.49         $13.31         $19.10
   Per Mcf of gas                         1.99           1.86           2.30

Direct operating expenses per
   equivalent Bbl of oil                $ 4.09         $ 4.62         $ 5.25

                              Net Production Data

                               II-F Partnership
                               ----------------

                                              Year Ended December 31,
                                    ----------------------------------------
                                        1999          1998           1997
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           34,859         36,915         45,014
   Gas (Mcf)                           569,382        516,917        586,444

Oil and gas sales:
   Oil                              $  579,956     $  491,647     $  839,925
   Gas                               1,085,380        953,155      1,351,464
                                     ---------      ---------      ---------
     Total                          $1,665,336     $1,444,802     $2,191,389
                                     =========      =========      =========
Total direct operating
   expenses                         $  451,347     $  398,414     $  546,465
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         27.1%          27.6%          24.9%

Average sales price:
   Per barrel of oil                    $16.64         $13.32         $18.66
   Per Mcf of gas                         1.91           1.84           2.30

Direct operating expenses per
   equivalent Bbl of oil                $ 3.48         $ 3.24         $ 3.83

                              Net Production Data

                               II-G Partnership
                               ----------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                        1999          1998           1997
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           73,361         77,421         94,553
   Gas (Mcf)                         1,210,210      1,105,661      1,256,464

Oil and gas sales:
   Oil                              $1,216,334     $1,030,974     $1,764,599
   Gas                               2,311,265      2,041,481      2,905,646
                                     ---------      ---------      ---------
     Total                          $3,527,599     $3,072,455     $4,670,245
                                     =========      =========      =========
Total direct operating
   expenses                         $  965,229     $  852,699     $1,185,722
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         27.4%          27.8%          25.4%

Average sales price:
   Per barrel of oil                    $16.58         $13.32         $18.66
   Per Mcf of gas                         1.91           1.85           2.31

Direct operating expenses per
   equivalent Bbl of oil                $ 3.51         $ 3.26         $ 3.90

                              Net Production Data

                               II-H Partnership
                               ----------------

                                              Year Ended December 31,
                                    ----------------------------------------
                                       1999           1998           1997
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           17,055         17,978         21,998
   Gas (Mcf)                           287,724        266,337        304,593

Oil and gas sales:
   Oil                              $  283,407     $  239,450     $  410,718
   Gas                                 553,520        494,163        709,016
                                     ---------      ---------      ---------
     Total                          $  836,927     $  733,613     $1,119,734
                                     =========      =========      =========
Total direct operating
   expenses                         $  232,658     $  205,463     $  290,042
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         27.8%          28.0%          25.9%

Average sales price:
   Per barrel of oil                    $16.62         $13.32         $18.67
   Per Mcf of gas                         1.92           1.86           2.33

Direct operating expenses per
   equivalent Bbl of oil                $ 3.58         $ 3.29         $ 3.99


      Proved Reserves and Net Present Value

      The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 1999. The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices at December 31, 1999. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The relatively high oil prices at December 31, 1999 have caused the estimates of remaining economically recoverable oil reserves, as well as the value placed on said reserves, to be significantly higher than in the past several years. Any decrease in these high oil prices would result in a corresponding reduction in the estimate of remaining oil reserves. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 1999. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at December 31, 1999 will actually be realized for such production, and the General Partner believes that it is unlikely that oil prices will remain at their current high level.

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


                              Proved Reserves and
                               Net Present Values
                             From Proved Reserves
                          As of December 31, 1999(1)

II-A Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                  7,047,401
      Oil and liquids (Bbls)                                       730,031

   Net present value (discounted at 10% per annum)             $12,570,212

II-B Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                  5,273,295
      Oil and liquids (Bbls)                                       451,787

   Net present value (discounted at 10% per annum)             $ 9,380,339


II-C Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                  3,606,449
      Oil and liquids (Bbls)                                       187,281

   Net present value (discounted at 10% per annum)             $ 5,068,834

II-D Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                  8,486,921
      Oil and liquids (Bbls)                                       537,111

   Net present value (discounted at 10% per annum)             $11,127,128

II-E Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                  4,088,078
      Oil and liquids (Bbls)                                       257,061

   Net present value (discounted at 10% per annum)             $ 6,281,741

II-F Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                  3,215,124
      Oil and liquids (Bbls)                                       288,716

   Net present value (discounted at 10% per annum)             $ 5,810,439

II-G Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                  6,898,144
      Oil and liquids (Bbls)                                       607,214

   Net present value (discounted at 10% per annum)             $12,324,573

II-H Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                  1,673,358
      Oil and liquids (Bbls)                                       142,155

   Net present value (discounted at 10% per annum)             $ 2,931,254

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


      Significant Properties

      The following tables set forth certain well and reserve information as of December 31, 1999 for the basins in which the Partnerships own a significant amount of properties. The tables contain the following information for each significant basin: (i) the number of gross wells and net wells, (ii) the number of wells in which only a non-working interest is owned, (iii) the Partnership's total number of wells, (iv) the number and percentage of wells operated by the Partnership's affiliates, (v) estimated proved oil reserves, (vi) estimated proved gas reserves, and (vii) the present value (discounted at 10% per annum) of estimated future net cash flow.

      The Anadarko Basin is located in western Oklahoma and the Texas panhandle, while the Southern Oklahoma Folded Belt Basin is located in southern Oklahoma. The Gulf Coast Basin is located in southern Louisiana and southeast Texas, while the Permian Basin straddles west Texas and southeast New Mexico. The Sacramento Basin is located in central California.


                                     Significant Properties as of December 31, 1999
                                     ----------------------------------------------

                                                                   Wells
                                                                 Operated by
                                                                 Affiliates        Oil        Gas
                        Gross     Net        Other      Total    -------------   Reserves   Reserves    Present
     Basin              Wells     Wells     Wells(1)    Wells    Number    %      (Bbl)      (Mcf)       Value
------------------      ------   -------    --------    ------   ------   ----   --------  ----------  ----------
II-A Partnership:
      Anadarko          113       7.44        37         150       33     22%     60,739   3,895,953   $4,481,280
      Gulf Coast        258      11.61         -         258        -      -%    158,889     779,865    2,165,848
      Permian           484       4.21         9         493        9      2%    178,784     910,677    1,691,951
      Southern Okla.
        Folded Belt      14       2.15        13          27       12     44%     55,848     720,673    1,505,911

II-B Partnership:
      Anadarko           36       3.60         3          39       12     31%     26,596   2,535,144   $2,682,777
      Southern Okla.
       Folded Belt       13       3.53         -          13       12     92%     90,831   1,067,914    2,316,006
      Uinta              10       1.01         3          13        -      -%    178,035     292,322    1,876,068
      Permian            12       1.52         -          12        9     75%     14,363     799,175      876,124
      Gulf Coast         22        .69         1          23        -      -%     26,392     486,624      866,743

II-C Partnership:
      Anadarko           78       3.62         9          87       19     22%     20,712   1,888,778   $1,878,509
      Southern Okla.
       Folded Belt       16       1.62         -          16       15     94%     39,309     665,954    1,171,408
      Uinta              10        .43         3          13        -      -%     76,295     131,999      812,027
      Permian            16        .76         1          17        9     53%      8,004     390,252      431,358

II-D Partnership:
      Anadarko           50       6.53         6          56        9     16%     25,969   2,628,193   $2,812,938
      Sacramento         34       5.64         -          34        -      -%       -      2,127,566    2,141,972
      Williston          74       2.50         1          75        -      -%    353,401     237,071    1,864,907
      Gulf Coast         11       1.61         1          12        8     67%     60,365     679,197    1,256,253
      Permian             8       1.84         2          10        4     40%     20,353     890,418      906,861

--------------------------
(1)  Wells in which only a non-working (e.g. royalty) interest is owned.



                                     Significant Properties as of December 31, 1999
                                     ----------------------------------------------


                                                                   Wells
                                                                 Operated by
                                                                 Affiliates        Oil        Gas
                        Gross     Net        Other      Total    -------------   Reserves   Reserves    Present
     Basin              Wells     Wells     Wells(1)    Wells    Number    %      (Bbl)      (Mcf)       Value
------------------      ------   -------    --------    ------   ------   ----   --------  ----------  ----------

II-E Partnership:
      Permian           833       4.24      1,506     2,339       7       -%    101,913   1,041,536   $1,919,071
      Anadarko           32       1.89         17        49      16      33%      4,666   1,658,705    1,721,825
      Gulf Coast         41       2.61          3        44       8      18%     95,256     288,058    1,174,057
      Southern Okla.
       Folded Belt       10        .50         -         10       1      10%     16,071     775,283      986,802

II-F Partnership:
      Permian           829       7.52      1,505     2,334       3       -%    247,727   1,174,863   $3,522,289
      Anadarko           60       2.08         15        75      17      23%      6,522   1,438,427    1,526,983
      Southern Okla.
       Folded Belt       24       1.78          2        26      21      81%     15,055     460,762      490,401

II-G Partnership:
      Permian           829      15.74      1,505     2,334       3       -%    517,673   2,455,294   $7,361,469
      Anadarko           60       4.41         15        75      17      23%     14,033   3,048,892    3,235,200
      Southern Okla.
       Folded Belt       24       4.04          2        26      21      81%     34,115   1,043,743    1,111,676

II-H Partnership:
      Permian           829       3.64      1,505     2,334       3       -%    119,804     569,167   $1,704,818
      Anadarko           60       1.05         15        75      17      23%      3,405     723,303      767,695
      Southern Okla.
       Folded Belt       24       1.06          2        26      21      81%      9,012     275,705      294,005

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the Limited Partners of any Partnership during 1999.


                                    PART II.

ITEM 5.   MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS

      As of February 1, 2000, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:

                              Number of            Numbers of
            Partnership         Units           Limited Partners
            -----------       ----------        ----------------

               II-A            484,283                3,852
               II-B            361,719                2,464
               II-C            154,621                1,293
               II-D            314,878                2,695
               II-E            228,821                2,047
               II-F            171,400                1,599
               II-G            372,189                2,386
               II-H             91,711                1,154


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

                            Repurchase Offer Prices
                            -----------------------

                   1998                            1999                 2000
            ------------------------      ------------------------      ----
            1st    2nd    3rd   4th       1st   2nd    3rd    4th        1st
P/ship      Qtr.   Qtr.   Qtr.  Qtr.      Qtr.  Qtr.   Qtr.   Qtr.       Qtr.
------      ----   ----   ----  ----      ----  ----   ----   ----       ----

 II-A       $12    $18    $17   $12       $12   $12    $13    $12        $11
 II-B        11     20     21    12        12    12     12     11         10
 II-C        14     25     25    17        17    16     16     15         14
 II-D        15     27     27    17        17    16     17     16         15
 II-E        14     40     43    16        15    15     15     15         13
 II-F        16     25     20    19        18    17     20     19         17
 II-G        16     24     20    19        18    17     20     19         17
 II-H        16     24     19    19        18    17     20     18         17


      In addition to this repurchase offer, some of the Partnerships have been subject to "4.9% tender offers" from several third parties since 1997. The General Partner does not know the terms of these offers or the prices received by the Limited Partners who accepted these offers.


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

      The following is a summary of cash distributions paid to the Limited Partners during 1998 and 1999 and the first quarter of 2000.

                              Cash Distributions
                              ------------------

                                    1998
              --------------------------------------------------
                1st          2nd           3rd           4th
P/ship          Qtr.(1)    Qtr.(1)       Qtr.(2)       Qtr.(3)
------        --------    ----------    ----------    ----------

 II-A         $1.43        $2.15          $1.41        $ 4.81
 II-B          1.71         1.26            .88          8.07
 II-C          2.17         3.27           1.01          8.28
 II-D          3.33         3.41           1.16         10.19
 II-E          2.21         1.13           2.01         26.86
 II-F          4.18         2.39           4.71          1.06
 II-G          4.05         2.32           4.54          1.03
 II-H          3.83         2.21           4.24           .98


                                    1999                             2000
            ---------------------------------------------------    ---------
              1st          2nd            3rd           4th          1st
P/ship        Qtr.         Qtr.           Qtr.          Qtr.         Qtr.
------      --------    ----------     ----------    ----------    ---------

 II-A         $ .19        $ .25          $ .99        $ 1.19       $1.25
 II-B           .24          .39            .40          1.15         .97
 II-C           .21          .54            .54          1.24        1.20
 II-D           .54          .42            .67           .97        1.41
 II-E          1.03          .50            .94          1.08        1.25
 II-F           .87          .95           1.04          1.39        1.54
 II-G           .87          .92           1.12          1.33        1.57
 II-H           .85          .86           1.04          1.31        1.41

-----------------------
(1) Amount of cash distribution includes proceeds from the sale of certain oil and gas properties.
(2) Amount of cash distribution for the II-A, II-E, II-F, II-G, and II-H Partnerships includes proceeds from the sale of certain oil and gas properties.
(3) Amount of cash distribution for the II-A, II-B, II-C, II-D, and II-E Partnerships includes proceeds from the settlement of a lawsuit.

ITEM 6.           SELECTED FINANCIAL DATA

      The following tables present selected financial data for the Partnerships. This data should be read in conjunction with the financial statements of the Partnerships, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."


                             Selected Financial Data

                                II-A Partnership
                                ----------------

                              1999              1998              1997              1996              1995
                          -------------     -------------     -------------     -------------    -------------

Oil and Gas Sales          $3,762,931        $3,911,823        $5,431,745        $5,832,874      $ 4,671,555
Net Income (Loss):
   Limited Partners         1,421,826         2,863,628         1,577,370         2,043,339     (    715,678)
   General Partner             99,132           188,400           141,030           156,483           81,747
   Total                    1,520,958         3,052,028         1,718,400         2,199,822     (    633,931)
Limited Partners' Net
   Income (Loss) per
     Unit                        2.94              5.91              3.26              4.22     (       1.48)
Limited Partners' Cash
   Distributions per
     Unit                        2.62              9.80(1)           6.54              5.37             3.83
Total Assets                5,700,712         5,530,544         7,495,013         9,068,387        9,833,188
Partners' Capital
   (Deficit):
   Limited Partners         5,622,715         5,469,889         7,350,261         8,937,891        9,494,552
   General Partner        (   380,195)      (   417,336)      (   387,587)      (   342,481)    (    311,994)
Number of Units
   Outstanding                484,283           484,283           484,283           484,283          484,283

------------------
(1)  Amount of cash distribution includes proceeds from the settlement of a lawsuit.


                                                 Selected Financial Data

                                                    II-B Partnership
                                                    ----------------

                              1999              1998              1997              1996              1995
                          -------------     -------------     -------------     -------------    -------------


Oil and Gas Sales          $2,693,717        $2,492,043        $3,816,269        $4,179,527      $3,204,794
Net Income (Loss):
   Limited Partners           937,258         3,160,422         1,095,312         1,329,755     (   798,537)
   General Partner             63,070           186,085            99,884           113,834          37,441
   Total                    1,000,328         3,346,507         1,195,196         1,443,589     (   761,096)
Limited Partners' Net
   Income (Loss) per
     Unit                        2.59              8.74              3.03              3.68     (      2.21)
Limited Partners' Cash
   Distributions per
     Unit                        2.18             11.92(1)           6.03              4.79            3.21
Total Assets                3,374,612         3,185,016         4,414,695         5,579,977       6,237,427
Partners' Capital
   (Deficit):
   Limited Partners         3,456,654         3,309,396         4,464,974         5,552,662       5,955,907
   General Partner        (   290,773)      (   320,234)      (   305,223)      (   265,183)    (   246,438)
Number of Units
   Outstanding                361,719           361,719           361,719           361,719         361,719

-----------------------
(1)  Amount of cash distribution includes proceeds from the settlement of a lawsuit.


                                                 Selected Financial Data

                                                    II-C Partnership
                                                    ----------------

                              1999              1998              1997              1996              1995
                          -------------     -------------     -------------     -------------    -------------


Oil and Gas Sales          $1,296,468        $1,136,474       $1,796,657         $1,925,940      $1,519,937
Net Income (Loss):
   Limited Partners           435,619         1,583,504          853,383            707,991     (   337,547)
   General Partner             65,752            95,091           57,028             53,569          20,538
   Total                      501,371         1,678,595          910,411            761,560     (   317,009)
Limited Partners' Net
   Income (Loss) per
     Unit                        2.82             10.24             5.52               4.58     (      2.18)
Limited Partners' Cash
   Distributions per
     Unit                        2.53             14.73(1)          8.43               5.43            4.63
Total Assets                1,804,785         1,759,734        2,440,315          2,941,348       3,205,943
Partners' Capital
   (Deficit):
   Limited Partners         1,811,212         1,765,593        2,458,089          2,907,706       3,039,715
   General Partner        (   119,145)      (   133,264)     (   123,277)       (   115,619)     (   99,615)
Number of Units
   Outstanding                154,621           154,621          154,621            154,621         154,621

----------------------
(1)  Amount of cash distribution includes proceeds from the settlement of a lawsuit.



                                                 Selected Financial Data

                                                    II-D Partnership
                                                    ----------------


                              1999              1998              1997              1996              1995
                          -------------     -------------     -------------     -------------    -------------


Oil and Gas Sales          $2,598,616        $2,411,051        $4,314,154        $4,329,102      $3,901,516
Net Income (Loss):
   Limited Partners           640,655         3,942,172         1,796,378         1,270,858     (   697,631)
   General Partner            106,047           225,825           127,204            99,743          44,055
   Total                      746,702         4,167,997         1,923,582         1,370,601     (   653,576)
Limited Partners' Net
   Income (Loss) per
     Unit                        2.03             12.52              5.70              4.04     (      2.22)
Limited Partners' Cash
   Distributions per
     Unit                        2.60             18.09(1)           9.04              4.85            4.69
Total Assets                3,740,589         3,994,909         5,780,264         6,953,850       7,291,164
Partners' Capital
   (Deficit):
   Limited Partners         3,639,949         3,818,294         5,572,122         6,627,744       6,884,886
   General Partner        (   236,260)      (   247,182)      (   224,003)      (   218,956)     (  143,473)
Number of Units
   Outstanding                314,878           314,878           314,878           314,878         314,878

------------------------
(1)  Amount of cash distribution includes proceeds from the settlement of a lawsuit.




                                                 Selected Financial Data

                                                    II-E Partnership
                                                    ----------------

                              1999              1998              1997              1996              1995
                          -------------     -------------     -------------     -------------   -------------


Oil and Gas Sales          $1,810,725        $1,704,463        $2,616,003        $2,693,317      $2,297,409
Net Income (Loss):
   Limited Partners           588,127         6,442,294       (       569)          695,738     ( 1,279,244)
   General Partner             76,030           356,722            66,976            66,720           9,448
   Total                      664,157         6,799,016            66,407           762,458     ( 1,269,796)
Limited Partners' Net
   Income (Loss) per
     Unit                        2.57             28.15               .00              3.04     (      5.59)
Limited Partners' Cash
   Distributions per
     Unit                        3.55             32.21(1)           7.32              4.45            2.32
Total Assets                3,021,570         3,260,952         4,257,875         5,976,145       6,279,396
Partners' Capital
   (Deficit):
   Limited Partners         2,941,996         3,165,869         4,094,575         5,770,144       6,093,406
   General Partner        (   162,586)      (   173,306)      (   172,017)      (   147,595)     (  122,950)
Number of Units
   Outstanding                228,821           228,821           228,821           228,821         228,821

------------------------
(1)  Amount of cash distribution includes proceeds from the settlement of a lawsuit.



                                                 Selected Financial Data

                                                    II-F Partnership
                                                    ----------------


                              1999              1998              1997              1996              1995
                          -------------     -------------     -------------     -------------    -------------


Oil and Gas Sales          $1,665,336        $1,444,802        $2,191,389        $2,433,313      $2,028,592
Net Income (Loss):
   Limited Partners           615,301         1,088,453           147,631         1,108,389     (   191,631)
   General Partner             98,196            71,519            81,927            79,948          46,686
   Total                      713,497         1,159,972           229,558         1,188,337     (   144,945)
Limited Partners' Net
   Income (Loss) per
     Unit                        3.59              6.35               .86              6.47     (      1.12)
Limited Partners'
   Cash Distributions
     Per Unit                    4.25             12.34             10.92              8.66            5.93
Total Assets                2,393,651         2,473,730         3,564,889         5,312,077       5,733,459
Partners' Capital
   (Deficit):
   Limited Partners         2,451,559         2,565,258         3,590,805         5,315,174       5,691,785
   General Partner        (   112,893)      (   144,763)      (   143,355)      (   105,914)     (   84,377)
Number of Units
   Outstanding                171,400           171,400           171,400           171,400         171,400





                                                 Selected Financial Data

                                                    II-G Partnership
                                                    ----------------

                              1999              1998              1997              1996              1995
                          -------------     -------------     -------------     -------------    -------------

Oil and Gas Sales          $3,527,599        $3,072,455        $4,670,245        $ 5,158,799      $ 4,348,087
Net Income (Loss):
   Limited Partners         1,382,389         2,266,451           114,502          2,250,119     (    714,189)
   General Partner             99,665           150,050           172,947            165,845           94,880
   Total                    1,482,054         2,416,501           287,449          2,415,964     (    619,309)
Limited Partners' Net
   Income (Loss)
     per Unit                    3.71              6.09               .31               6.05     (       1.92)
Limit Partners' Cash
   Distributions per
     Unit                        4.24             11.94             10.80               8.30             5.80
Total Assets                5,174,834         5,325,802         7,635,720         11,576,732       12,519,149
Partners' Capital
   (Deficit):
   Limited Partners         5,317,832         5,512,443         7,690,992         11,598,490       12,439,371
   General Partner        (   266,026)      (   304,885)      (   312,392)          (244,312)    (    197,620)
Number of Units
   Outstanding                372,189           372,189           372,189            372,189          372,189



                                                 Selected Financial Data

                                                    II-H Partnership
                                                    ----------------


                              1999              1998              1997              1996              1995
                          -------------     -------------     -------------     -------------    -------------


Oil and Gas Sales          $  836,927        $  733,613        $1,119,734        $1,230,222       $1,042,735
Net Income (Loss):
   Limited Partners           319,698           532,166       (    11,817)          519,143      (   239,052)
   General Partner             23,260            35,089            40,425            38,792           21,532
   Total                      342,958           567,255            28,608           557,935      (   217,520)
Limited Partners' Net
   Income (Loss)
     per Unit                    3.49              5.80       (       .13)             5.66      (      2.61)
Limited Partners' Cash
   Distributions per
     Unit                        4.06             11.26             10.65              7.93             5.61
Total Assets                1,215,782         1,255,229         1,788,149         2,790,245        3,024,656
Partners' Capital
   (Deficit):
   Limited Partners         1,254,087         1,306,389         1,807,223         2,795,040        3,002,897
   General Partner        (    66,614)      (    75,631)      (    78,796)      (    58,835)     (    47,635)
Number of Units
   Outstanding                 91,711            91,711            91,711            91,711           91,711


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

      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Predicting future prices is not possible. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for many years. Over the past ten years such average prices have generally been in the $1.40 to $2.40 per Mcf range. Gas prices are currently in the upper end of this range.

      Substantially all of the Partnerships' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas increased from approximately $2.03 per Mcf at December 31, 1998 to approximately $2.24 per Mcf at December 31, 1999. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past two years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. However, production curtailment agreements among major oil producing nations have caused recent oil prices to climb to over $24.00 per barrel in some markets. It is not known whether this trend will continue. Prices for the Partnerships' oil increased from approximately $9.50 per barrel at December 31, 1998 to approximately $22.75 per barrel at December 31, 1999.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 1999. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

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


      Results of Operations

      An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables following "Results of Operations" under the heading "Average Sales Prices, Production Volumes, and Average Production Costs." Following is a discussion of each Partnership's results of operations for the year ended December 31, 1999 as compared to the year ended December 31, 1998 and for the year ended December 31, 1998 as compared to the year ended December 31, 1997.


                               II-A Partnership
                               ----------------

                     Year Ended December 31, 1999 Compared
                        to Year Ended December 31, 1998
                    --------------------------------------

      Total oil and gas sales decreased $148,892 (3.8%) in 1999 as compared to 1998. Of this decrease, approximately $30,000 and $563,000, respectively, were related to decreases in volumes of oil and gas sold, which decreases were partially offset by increases of approximately $325,000 and $119,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 2,395 barrels and 284,002 Mcf, respectively, in 1999 as compared to 1998. The decrease in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the purchasers on two significant wells during 1998, (ii) the sale of several wells during 1998, and (iii) normal declines in production. These decreases were partially offset by a positive prior period volume adjustment made by the purchaser on another significant well during 1999. Average oil and gas prices increased to $16.25 per barrel and $2.09 per Mcf, respectively, in 1999 from $12.38 per barrel and $1.98 per Mcf, respectively, in 1998.

      Interest income decreased $37,059 (67.1%) in 1999 as compared to 1998. This decrease was primarily due to interest income earned in 1998 on the gas contract settlement proceeds. There were no similar amounts invested during 1999.

The II-A Partnership sold certain oil and gas properties during 1999 and recognized a $6,465 gain on such sales. Sales of oil and gas properties during 1998 resulted in the II-A Partnership recognizing similar gains totaling $685,375.

      As discussed in "Liquidity and Capital Resources" below, the II-A Partnership recognized an insurance settlement in the amount of $202,500 during 1999. No similar settlements occurred during 1998.

      The II-A Partnership recognized income from a gas contract settlement in the amount of $1,710,190 during 1998. This settlement involved claims made for take or pay deficiencies and gas pricing issues arising out of a gas purchase contract. No similar settlements occurred during 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $475,237 (26.8%) in 1999 as compared to 1998. This decrease was primarily due to (i) workover expenses incurred on several wells during 1998 in order to improve the recovery of reserves, (ii) a positive prior period lease operating expense adjustment made by the operator on another significant well during 1998, and (iii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 34.5% in 1999 from 45.3% in 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $200,084 (25.0%) in 1999 as compared to 1998. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold, (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999, and (iii) several wells being substantially depleted in 1998. As a percentage of oil and gas sales, this expense decreased to 15.9% in 1999 from 20.4% in 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $2,049 (0.4%) in 1999 as compared to 1998. As a percentage of oil and gas sales, these expenses increased to 15.2% in 1999 from 14.7% in 1998.

      The Limited Partners have received cash distribution through December 31, 1999 totaling $48,004,357 or 99.12% of Limited Partners' capital contributions. The II-A Partnership achieved payout during the first quarter of 2000. After payout, future operations and revenues of the II-A Partnership will be allocated using after payout percentages included in the II-A Partnership's Partnership Agreement. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners.


                     Year Ended December 31, 1998 Compared
                        to Year Ended December 31, 1997
                    --------------------------------------

      Total oil and gas sales decreased $1,519,922 (28.0%) in 1998 as compared to 1997. Of this decrease, approximately $366,000 and $165,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $559,000 and $430,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 19,438 barrels and 72,266 Mcf, respectively, in 1998 as compared to 1997. The decrease in volumes of oil sold resulted primarily from (i) normal declines in production,
(ii) the sale of several wells during 1997 and 1998, and (iii) a negative prior period volume adjustment made by the purchaser during 1998 on one significant well. These decreases were partially offset by positive prior period volume adjustments made by the purchasers on two significant wells during 1998. Average oil and gas prices decreased to $12.38 per barrel and $1.98 per Mcf, respectively, in 1998 from $18.85 per barrel and $2.28 per Mcf, respectively, in 1997.

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

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $115,424 (6.1%) in 1998 as compared to 1997. This decrease resulted primarily from a decrease in production taxes associated with the decrease in oil and gas sales and a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold. These decreases were partially offset by workover expenses incurred on several wells during 1998. As a percentage of oil and gas sales, these expenses increased to 45.3% in 1998 from 34.8% in 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

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


                               II-B Partnership
                               ----------------

                     Year Ended December 31, 1999 Compared
                        to Year Ended December 31, 1998
                    --------------------------------------

      Total oil and gas sales increased $201,674 (8.1%) in 1999 as compared to 1998. Of this increase, approximately $49,000 was related to an increase in volumes of oil sold and approximately $156,000 and $63,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by approximately $67,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 3,654 barrels and volumes of gas sold decreased 33,863 Mcf in 1999 as compared to 1998. Average oil and gas prices increased to $16.18 per barrel and $2.04 per Mcf, respectively, in 1999 from $13.43 per barrel and $1.97 per Mcf, respectively, in 1998.

      Interest income decreased $40,955 (81.2%) in 1999 as compared to 1998. This decrease was primarily due to interest income earned in 1998 on the gas contract settlement proceeds. There were no similar amounts invested during 1999.

      The II-B Partnership recognized income from a gas contract settlement in the amount of $2,793,295 during 1998. This settlement involved claims made for take or pay deficiencies and gas pricing issues arising out of a gas purchase contract. No similar settlements occurred during 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $132,363 (12.1%) in 1999 as compared to 1998. This decrease was primarily due to workover expenses incurred on several wells during 1998 in order to improve the recovery of reserves, which decrease was partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 35.6% in 1999 from 43.8% in 1998. This percentage decrease was primarily due to workover expenses incurred in 1998 and the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $193,851 (36.4%) in 1999 as compared to 1998. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999 and (ii) several wells being substantially depleted in 1998. As a percentage of oil and gas sales, this expense decreased to 12.6% in 1999 from 21.3% in 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $4,172 (1.0%) in 1999 as compared to 1998. As a percentage of oil and gas sales, these expenses decreased to 15.8% in 1999 from 17.3% in 1998.

      The Limited Partners have received cash distributions through December 31,
1999  totaling   $34,922,916  or  96.55%  of  the  Limited   Partners'   capital
contributions.


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


                               II-C Partnership
                               ----------------

                     Year Ended December 31, 1999 Compared
                        to Year Ended December 31, 1998
                    --------------------------------------

      Total oil and gas sales increased $159,994 (14.1%) in 1999 as compared to 1998. Of this increase, approximately $12,000 and $42,000, respectively, were related to increases in volumes of oil and gas sold and approximately $59,000 and $47,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold increased 885 barrels and 21,902 Mcf, respectively, in 1999 as compared to 1998. Average oil and gas prices increased to $16.68 per barrel and $2.00 per Mcf, respectively, in 1999 from $13.33 per barrel and $1.91 per Mcf, respectively, in 1998.

      Interest income decreased $19,301 (76.7%) in 1999 as compared to 1998. This decrease was primarily due to interest income earned in 1998 on the gas contract settlement proceeds. There were no similar amounts invested during 1999.

      The II-C Partnership sold certain oil and gas properties during 1999 and recognized a $3,257 gain on such sales. Sales of oil and gas properties during 1998 resulted in the II-C Partnership recognizing similar gains totaling $177,795.

      The II-C Partnership recognized income from a gas contract settlement in the amount of $1,197,148 during 1998. This settlement involved claims made for take or pay deficiencies and gas pricing issues arising out of a gas purchase contract. No similar settlements occurred during 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $13,213 (3.1%) in 1999 as compared to 1998. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) positive prior period production tax adjustments made by the purchasers on several wells during 1999, which increases were substantially offset by workover expenses incurred on two significant wells during 1998 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 34.0% in 1999 from 37.6% in 1998.

      Depreciation, depletion, and amortization of oil and gas properties decreased $66,331 (26.9%) in 1999 as compared to 1998.

This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999 and several wells being substantially depleted in 1998. As a percentage of oil and gas sales, this expense decreased to 13.9% in 1999 from 21.7% in 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant in 1999 as compared to 1998. As a percentage of oil and gas sales, these expenses decreased to 14.2% in 1999 from 16.2% in 1998. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31,
1999  totaling   $15,891,686  or  102.78%  of  the  Limited   Partners'  capital
contributions.


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

                               II-D Partnership
                               ----------------

                     Year Ended December 31, 1999 Compared
                        to Year Ended December 31, 1998
                    --------------------------------------

      Total oil and gas sales increased $187,565 (7.8%) in 1999 as compared to 1998. Of this increase, approximately $128,000 and $153,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $49,000 and $45,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 3,843 barrels and 24,178 Mcf, respectively, in 1999 as compared to 1998. The decrease in volumes of oil sold was primarily due to
(i) normal declines in production and (ii) the sale of one significant well during 1998. Average oil and gas prices increased to $16.43 per barrel and $2.02 per Mcf, respectively, in 1999 from $12.65 per barrel and $1.87 per Mcf, respectively, in 1998.

      Interest income decreased $51,668 (77.5%) in 1999 as compared to 1998. This decrease was primarily due to interest income earned in 1998 on the gas contract settlement proceeds. There were no similar amounts invested during 1999.

      The II-D Partnership sold certain oil and gas properties during 1999 and recognized a $36,944 gain on such sales. Sales of oil and gas properties during 1998 resulted in the II-D Partnership recognizing similar gains of $496,238.

      The II-D Partnership recognized income from a gas contract settlement in the amount of $3,033,646 during 1998. This settlement involved claims made for take or pay deficiencies and gas pricing issues arising out of a gas purchase contract. No similar settlements occurred during 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $160,812 (17.0%) in 1999 as compared to 1998. This increase was primarily due to (i) a positive prior period lease operating expense adjustment made by the operator on one significant well during 1999 and
(ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 42.6% in 1999 from 39.2% in 1998.

      Depreciation, depletion, and amortization of oil and gas properties decreased $93,186 (18.0%) in 1999 as compared to 1998. This decrease was primarily due to two significant wells being fully depleted in 1998 due to the lack of remaining economically recoverable reserves. As a percentage of oil and gas sales, this expense decreased to 16.4% in 1999 from 21.5% in 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization and the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant in 1999 as compared to 1998. As a percentage of oil and gas sales, these expenses decreased to 14.3% for 1999 and 15.5% for 1998.

      The II-D Partnership achieved payout during the second quarter of 1999. After payout, operations and revenues for the II-D Partnership have been and will be allocated using after payout percentages included in the II-D Partnership's Partnership Agreement. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners.

      The Limited Partners have received cash distributions through December 31, 1999 totaling $32,104,903 or 101.96% of Limited Partners' capital contributions.


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


                               II-E Partnership
                               ----------------

                     Year Ended December 31, 1999 Compared
                        to Year Ended December 31, 1998
                    --------------------------------------

      Total oil and gas sales increased $106,262 (6.2%) in 1999 as compared to 1998. Of this increase, approximately $135,000 and $83,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $69,000 and $43,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 5,156 barrels and 23,279 Mcf, respectively, in 1999 as compared to 1998. The decrease in volumes of oil sold was primarily due to
(i) normal declines in production and (ii) a positive prior period volume adjustment made by the purchaser on three significant wells in 1998. Average oil and gas prices increased to $17.49 per barrel and $1.99 per Mcf, respectively, in 1999 from $13.31 per barrel and $1.86 per Mcf, respectively, in 1998.

      Interest income decreased $85,309 (85.5%) in 1999 as compared to 1998. This decrease was primarily due to interest income earned in 1998 on the gas contract settlement proceeds. There were no similar amounts invested during 1999.

      The II-E Partnership recognized income from a gas contract settlement in the amount of $6,159,355 during 1998. This settlement involved claims made for take or pay deficiencies and gas pricing issues arising out of a gas purchase contract. No similar settlements occurred during 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $114,601 (17.0%) in 1999 as compared to 1998. This decrease was primarily due to (i) workover expenses incurred on several wells during 1998 in order to improve the recovery of reserves and (ii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, these expenses decreased to 30.8% in 1999 from 39.5% in 1998. This percentage decrease was primarily due to the workover expenses incurred in 1998 and the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $187,837 (34.5%) in 1999 as compared to 1998. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999 and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 19.7% in 1999 from 31.9% in 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $5,944 (2.2%) in 1999 as compared to 1998. As a percentage of oil and gas sales, these expenses decreased to 14.9% in 1999 from 16.2% in 1998.

      The II-E Partnership achieved payout during the third quarter of 1999. After payout, operations and revenues for the II-E Partnership have been and will be allocated using after payout percentages included in the II-E Partnership's Partnership Agreement. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners.

      The Limited Partners have received cash distributions through December 31, 1999 totaling $23,283,574 or 101.75% of Limited Partners' capital contributions.

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


                               II-F Partnership
                               ----------------

                     Year Ended December 31, 1999 Compared
                        to Year Ended December 31, 1998
                    --------------------------------------

      Total oil and gas sales increased $220,534 (15.3%) in 1999 as compared to 1998. Of this increase, approximately $116,000 and $35,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $97,000 was related to an increase in volumes of gas sold. These increases were partially offset by a decrease of approximately $27,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 2,056 barrels, while volumes of gas sold increased 52,465 Mcf in 1999 as compared to 1998. The increase in volumes of gas sold was primarily due to (i) an increase in production due to the successful recompletion of one significant well in late 1998 and (ii) a positive prior period volume adjustment made by the operator on another significant well during 1999. Average oil and gas prices increased to $16.64 per barrel and $1.91 per Mcf, respectively, in 1999 from $13.32 per barrel and $1.84 per Mcf, respectively, in 1998.

      The II-F Partnership sold certain oil and gas properties during 1999 and recognized a $565 gain on such sales. Sales of oil and gas properties during 1998 resulted in the II-F Partnership recognizing similar gains totaling $657,881.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $52,933 (13.3%) in 1999 as compared to 1998. This increase was primarily due to positive prior period lease operating expense adjustments made by the operator on several wells during 1999. As a percentage of oil and gas sales, these expenses remained relatively consistent at 27.1% in 1999 and 27.6% in 1998.

      Depreciation, depletion, and amortization of oil and gas properties decreased $53,879 (14.9%) in 1999 as compared to 1998. This decrease was primarily due to (i) two significant wells being fully depleted in 1998 due to the lack of remaining economically recoverable reserves and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 18.4% in 1999 from 25.0% in 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant in 1999 as compared to 1998. As a percentage of oil and gas sales, these expenses decreased to 12.1% in 1999 from 14.0% in 1998. This percentage decrease was primarily due to the increase in oil and gas sales.

      The II-F Partnership achieved payout during the first quarter of 1999. After payout, operations and revenues for the II-F Partnership have been and will be allocated using the after payout percentages included in the II-F Partnership's Partnership Agreement. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners.

      The Limited Partners have received cash distributions through December 31, 1999 totaling $17,757,051 or 103.60% of Limited Partners' capital contributions.


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



                               II-G Partnership
                               ----------------

                     Year Ended December 31, 1999 Compared
                        to Year Ended December 31, 1998
                    --------------------------------------

      Total oil and gas sales increased $455,144 (14.8%) in 1999 as compared to 1998. Of this increase, approximately $239,000 and $77,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $193,000 was related to an increase in volumes of gas sold. These increases were partially offset by a decrease of approximately $54,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 4,060 barrels, while volumes of gas sold increased 104,549 Mcf in 1999 as compared to 1998. The increase in volumes of gas sold was primarily due to (i) an increase in production due to the successful recompletion of one significant well in late 1998 and (ii) a positive prior period volume adjustment made by the operator on another significant well during 1999. Average oil and gas prices increased to $16.58 per barrel and $1.91 per Mcf, respectively, in 1999 from $13.32 per barrel and $1.85 per Mcf, respectively, in 1998.

      The II-G Partnership sold certain oil and gas properties during 1999 and recognized a $1,063 gain on such sales. Sales of oil and gas properties during 1998 resulted in the II-G Partnership recognizing similar gains totaling $1,374,966.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $112,530 (13.2%) in 1999 as compared to 1998. This increase was primarily due to positive prior period lease operating expense adjustments made by the operator on several wells during 1999. As a percentage of oil and gas sales, these expenses decreased to 27.4% in 1999 from 27.8% in 1998.

      Depreciation, depletion, and amortization of oil and gas properties decreased $118,629 (15.2%) in 1999 as compared to 1998. This decrease was primarily due to (i) two significant wells being fully depleted in 1998 due to the lack of remaining economically recoverable reserves and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 18.7% in 1999 from 25.3% in 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant in 1999 as compared to 1998. As a percentage of oil and gas sales, these expenses decreased to 12.4% in 1999 from 14.3% in 1998. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 1999 totaling $36,682,371 or 98.56% of Limited Partners' capital contributions. The II-G Partnership achieved payout during the first quarter of 2000. After payout, operations and revenues of the II-G Partnership will be allocated using after payout percentages included in the II-G Partnership's Partnership Agreement. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partner. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners.

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



                               II-H Partnership
                               ----------------

                     Year Ended December 31, 1999 Compared
                        to Year Ended December 31, 1998
                    --------------------------------------

      Total oil and gas sales increased $103,314 (14.1%) in 1999 as compared to 1998. Of this increase, approximately $56,000 and $19,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $40,000 was related to an increase in volumes of gas sold. These increases were partially offset by a decrease of approximately $12,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 923 barrels, while volumes of gas sold increased 21,387 Mcf in 1999 as compared to 1998. The increase in volumes of gas sold was primarily due to (i) an increase in production due to the successful recompletion of one significant well in late 1998 and (ii) a positive prior period volume adjustment made by the operator on another significant well during 1999. Average oil and gas prices increased to $16.62 per barrel and $1.92 per Mcf, respectively, in 1999 from $13.32 per barrel and $1.86 per Mcf, respectively, in 1998.

      The II-H Partnership sold certain oil and gas properties during 1999 and recognized a $421 gain on such sales. Sales of oil and gas properties during 1998 resulted in the II-H Partnership recognizing similar gains totaling $317,342.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $27,195 (13.2%) in 1999 as compared to 1998. This increase was primarily due to positive prior period lease operating expense adjustments made by the operator on several wells during 1999. As a percentage of oil and gas sales, these expenses decreased to 27.8% in 1999 from 28.0% in 1998.

      Depreciation, depletion, and amortization of oil and gas properties decreased $21,665 (12.1%) in 1999 as compared to 1998.

This decrease was primarily due to (i) two significant wells being fully depleted in 1998 due to the lack of remaining economically recoverable reserves and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 18.8% in 1999 from 24.4% in 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant in 1999 as compared to 1998. As a percentage of oil and gas sales, these expenses decreased to 12.9% in 1999 from 14.7% in 1998. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 1999 totaling $8,544,364 or 93.17% of Limited Partners' capital contributions.


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


      Average Sales Prices, Production Volumes, and Average Production Costs

      The following tables are comparisons of the annual average oil and gas sales prices, production volumes, and average production costs (lease operating expenses and production taxes) per equivalent unit (one barrel of oil or six Mcf of gas) for 1999, 1998, and 1997. These factors comprise the change in net oil and gas operations discussed in the "Results of Operations" section above.

                              1999 Compared to 1998
                              ---------------------

                              Average Sales Prices
--------------------------------------------------------------------------
P/ship               1999                    1998              % Change
------         ------------------      ------------------     ------------
                 Oil        Gas          Oil        Gas
               ($/Bbl)    ($/Mcf)      ($/Bbl)    ($/Mcf)      Oil     Gas
               -------    -------      -------    -------     -----    ---

 II-A          $16.25     $2.09         $12.38     $1.98       31%     6%
 II-B           16.18      2.04          13.43      1.97       20%     4%
 II-C           16.68      2.00          13.33      1.91       25%     5%
 II-D           16.43      2.02          12.65      1.87       30%     8%
 II-E           17.49      1.99          13.31      1.86       31%     7%
 II-F           16.64      1.91          13.32      1.84       25%     4%
 II-G           16.58      1.91          13.32      1.85       24%     3%
 II-H           16.62      1.92          13.32      1.86       25%     3%

                              Production Volumes
-----------------------------------------------------------------------------
P/ship              1999                      1998               % Change
------       ------------------        ------------------      ------------
               Oil         Gas           Oil        Gas          Oil     Gas
             (Bbls)       (Mcf)        (Bbls)      (Mcf)       (Bbls)   (Mcf)
             -------    ---------      ------    ---------     ------   -----

 II-A        84,033     1,149,550      86,428    1,433,552     ( 3%)    (20%)
 II-B        56,749       870,203      53,095      904,066       7%     ( 4%)
 II-C        17,691       500,545      16,806      478,643       5%       5%
 II-D        33,890     1,010,194      37,733    1,034,372     (10%)    ( 2%)
 II-E        32,352       624,562      37,508      647,841     (14%)    ( 4%)
 II-F        34,859       569,382      36,915      516,917     ( 6%)     10%
 II-G        73,361     1,210,210      77,421    1,105,661     ( 5%)      9%
 II-H        17,055       287,724      17,978      266,337     ( 5%)      8%

                           Average Production Costs
                         per Equivalent Barrel of Oil
                    -------------------------------------
                    P/ship     1999     1998     % Change
                    ------    -----    -----     --------

                     II-A     $4.71    $5.45       (14%)
                     II-B      4.76     5.36       (11%)
                     II-C      4.35     4.42       ( 2%)
                     II-D      5.47     4.50        22%
                     II-E      4.09     4.62       (11%)
                     II-F      3.48     3.24         7%
                     II-G      3.51     3.26         7%
                     II-H      3.58     3.29         9%

                             1998 Compared to 1997
                             ---------------------

                             Average Sales Prices
----------------------------------------------------------------------------
P/ship               1998                     1997             % Change
------         ------------------      ------------------     --------------
                 Oil        Gas          Oil        Gas
               ($/Bbl)    ($/Mcf)      ($/Bbl)    ($/Mcf)      Oil      Gas
               -------    -------      -------    -------     -----    -----
 II-A          $12.38     $1.98        $18.85     $2.28       (34%)    (13%)
 II-B           13.43      1.97         19.13      2.41       (30%)    (18%)
 II-C           13.33      1.91         19.04      2.34       (30%)    (18%)
 II-D           12.65      1.87         18.68      2.25       (32%)    (17%)
 II-E           13.31      1.86         19.10      2.30       (30%)    (19%)
 II-F           13.32      1.84         18.66      2.30       (29%)    (20%)
 II-G           13.32      1.85         18.66      2.31       (29%)    (20%)
 II-H           13.32      1.86         18.67      2.33       (29%)    (20%)


                              Production Volumes
-----------------------------------------------------------------------------
P/ship              1998                      1997               % Change
------       --------------------      -------------------     --------------
               Oil         Gas           Oil        Gas          Oil     Gas
             (Bbls)       (Mcf)        (Bbls)      (Mcf)       (Bbls)   (Mcf)
             -------    ---------      -------   ---------     ------   -----
 II-A        86,428     1,433,552      105,866   1,505,818     (18%)    ( 5%)
 II-B        53,095       904,066       67,591   1,047,458     (21%)    (14%)
 II-C        16,806       478,643       22,753     582,748     (26%)    (18%)
 II-D        37,733     1,034,372       50,413   1,501,911     (25%)    (31%)
 II-E        37,508       647,841       42,668     783,379     (12%)    (17%)
 II-F        36,915       516,917       45,014     586,444     (18%)    (12%)
 II-G        77,421     1,105,661       94,553   1,256,464     (18%)    (12%)
 II-H        17,978       266,337       21,998     304,593     (18%)    (13%)


                           Average Production Costs
                         per Equivalent Barrel of Oil
                    -------------------------------------
                    P/ship     1998     1997     % Change
                    ------    -----    -----     --------
                     II-A     $5.45    $5.29         2%
                     II-B      5.36     5.43       ( 1%)
                     II-C      4.42     4.40         -
                     II-D      4.50     5.51       (18%)
                     II-E      4.62     5.25       (12%)
                     II-F      3.24     3.83       (15%)
                     II-G      3.26     3.90       (16%)
                     II-H      3.29     3.99       (18%)

      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item 5. Market for Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of reserves, thereby resulting in a positive economic impact. Assuming 1999 production levels for future years, the Partnerships proved reserve quantities at December 31, 1999 would have the following remaining lives:

                  Partnership       Gas-Years        Oil-Years
                  -----------       ---------        ---------

                     II-A              6.1               8.7
                     II-B              6.1               8.0
                     II-C              7.2              10.6
                     II-D              8.4              15.8
                     II-E              6.5               7.9
                     II-F              5.6               8.3
                     II-G              5.7               8.3
                     II-H              5.8               8.3

These life of reserves estimates are based on the current estimates of remaining oil and gas reserves. See "Item 2. Properties" for a discussion of these reserve estimates. In particular, the relatively high oil prices at December 31, 1999 have caused an increase in the estimates of remaining oil reserves which therefore have increased the estimated life of said reserves.

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

      The Partnerships sold certain oil and gas properties during 1999, 1998, and 1997. The sale of the Partnerships' properties were made by the General Partner after giving due consideration to both the offer price and the General Partner's estimate of the property's remaining proved reserves and future operating costs. Net proceeds from the sale of any such properties were distributed to the Partnerships and included in the calculation of the Partnerships' cash distributions for the quarter immediately following the Partnerships' receipt of the proceeds. The amount of such proceeds from the sale of oil and gas properties during 1999, 1998, and 1997 were as follows:

                  Partnership       1999           1998            1997
                  -----------    ---------      ----------      ----------

                  II-A           $ 14,441       $  787,854      $  225,375
                  II-B             39,541           82,454         251,335
                  II-C              9,704          250,629         208,805
                  II-D             36,944          669,933         629,832
                  II-E             27,869          357,625         431,541
                  II-F              8,302          717,792         758,534
                  II-G             17,979        1,503,817       1,658,135
                  II-H              4,342          345,716         414,950

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


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Partnerships in 1999. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."

      Year 2000

     The year 2000 issue refers to the inability of computer and other information technology systems to properly process date and time information, stemming from the earlier programming practice of using two digits rather than four to represent the year in a date. To the knowledge of the General Partner, the Partnerships have not experienced any material effects from the year 2000 issue. Costs incurred by the Partnerships in order to ensure year 2000 compatibility were not material to the Partnerships.


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

            Name            Age      Position with General Partner
      ----------------      ---     --------------------------------

      Dennis R. Neill        47     President and Director

      Judy K. Fox            48     Secretary

The director will hold office until the next annual meeting of shareholders of Geodyne or until his successor has been duly elected and qualified. All executive officers serve at the discretion of the Board of Directors.

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


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Partnerships and the General Partner, there were no officers, directors, or ten percent owners who were delinquent filers during 1999 of reports required under Section 16 of the Securities Exchange Act of 1934.


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

            Partnership        1999         1998          1997
            -----------      --------     --------      --------

               II-A          $509,772     $509,772      $509,772
               II-B           380,760      380,760       380,760
               II-C           162,756      162,756       162,756
               II-D           331,452      331,452       331,452
               II-E           240,864      240,864       240,864
               II-F           180,420      180,420       180,420
               II-G           391,776      391,776       391,776
               II-H            96,540       96,540        96,540

      None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates during 1999, 1998, and 1997:



                                                 Salary Reimbursements

                                                    II-A Partnership
                                                    ----------------
                                            Three Years Ended December 31, 1999

                                                                        Long Term Compensation

                                                                  ---------------------------------
                                   Annual Compensation                    Awards            Payouts
                                -----------------------------     -----------------------   -------
                                                                                  Securi-
                                                       Other                       ties                  All
     Name                                              Annual     Restricted      Under-                 Other
      and                                             Compen-       Stock         lying       LTIP      Compen-
   Principal                    Salary     Bonus      sation       Award(s)      Options/    Payouts    sation
   Position             Year      ($)       ($)         ($)          ($)          SARs(#)      ($)        ($)
---------------         ----    -------   -------     -------     ----------     --------    -------    -------
Dennis R. Neill,
President(1)            1997       -         -           -            -             -          -          -
                        1998       -         -           -            -             -          -          -
                        1999       -         -           -            -             -          -          -

All Executive
Officers,
Directors,
and Employees
as a group(2)           1997    $304,538     -           -            -             -          -          -
                        1998    $301,683     -           -            -             -          -          -
                        1999    $311,369     -           -            -             -          -          -


----------
(1)   The general and  administrative  expenses paid by the II-A Partnership and attributable to salary  reimbursements  do not include any salary or other compensation attributable to Mr. Neill.
(2)   No officer or director  of Geodyne or its  affiliates  provides  full-time services  to the II-A  Partnership  and no  individual's  salary  or other compensation  reimbursement  from the II-A  Partnership  equals or exceeds
      $100,000 per annum.



                                                  Salary Reimbursements

                                                    II-B Partnership
                                                    ----------------
                                           Three Years Ended December 31, 1999

                                                                        Long Term Compensation

                                                                  ---------------------------------
                                   Annual Compensation                    Awards            Payouts
                                -----------------------------     -----------------------   -------
                                                                                  Securi-
                                                       Other                       ties                  All
     Name                                              Annual     Restricted      Under-                 Other
      and                                             Compen-       Stock         lying       LTIP      Compen-
   Principal                    Salary     Bonus      sation       Award(s)      Options/    Payouts    sation
   Position             Year      ($)       ($)         ($)          ($)          SARs(#)      ($)        ($)
---------------         ----    -------   -------     -------     ----------     --------    -------    -------

Dennis R. Neill,
President(1)            1997        -           -           -            -             -       -          -
                        1998        -           -           -            -             -       -          -
                        1999        -           -           -            -             -       -          -

All Executive
Officers,
Directors,
and Employees
as a group(2)           1997     $227,466       -           -            -             -       -          -
                        1998     $225,334       -           -            -             -       -          -
                        1999     $232,568       -           -            -             -       -          -
----------
(1)   The general and  administrative  expenses paid by the II-B Partnership and attributable to salary  reimbursements  do not include any salary or other compensation attributable to Mr. Neill.
(2)   No officer or director  of Geodyne or its  affiliates  provides  full-time services  to the II-B  Partnership  and no  individual's  salary  or other compensation  reimbursement  from the II-B  Partnership  equals or exceeds
      $100,000 per annum.



                                                  Salary Reimbursements

                                                    II-C Partnership
                                                    ----------------
                                           Three Years Ended December 31, 1999


                                                                        Long Term Compensation

                                                                  ---------------------------------
                                   Annual Compensation                    Awards            Payouts
                                -----------------------------     -----------------------   -------
                                                                                  Securi-
                                                       Other                       ties                  All
     Name                                              Annual     Restricted      Under-                 Other
      and                                             Compen-       Stock         lying       LTIP      Compen-
   Principal                    Salary     Bonus      sation       Award(s)      Options/    Payouts    sation
   Position             Year      ($)       ($)         ($)          ($)          SARs(#)      ($)        ($)
---------------         ----    -------   -------     -------     ----------     --------    -------    -------

Dennis R. Neill,
President(1)            1997        -       -           -            -             -          -          -
                        1998        -       -           -            -             -          -          -
                        1999        -       -           -            -             -          -          -


All Executive
Officers,
Directors,
and Employees
as a group(2)           1997     $97,230    -           -            -             -          -          -
                        1998     $96,319    -           -            -             -          -          -
                        1999     $99,411    -           -            -             -          -          -
----------
(1)   The general and  administrative  expenses paid by the II-C Partnership and attributable to salary  reimbursements  do not include any salary or other compensation attributable to Mr. Neill.
(2)   No officer or director  of Geodyne or its  affiliates  provides  full-time services  to the II-C  Partnership  and no  individual's  salary  or other compensation  reimbursement  from the II-C  Partnership  equals or exceeds
      $100,000 per annum.



                                                  Salary Reimbursements

                                                    II-D Partnership
                                                    ----------------
                                           Three Years Ended December 31, 1999

                                                                        Long Term Compensation

                                                                  ---------------------------------
                                   Annual Compensation                    Awards            Payouts
                                -----------------------------     -----------------------   -------
                                                                                  Securi-
                                                       Other                       ties                  All
     Name                                              Annual     Restricted      Under-                 Other
      and                                             Compen-       Stock         lying       LTIP      Compen-
   Principal                    Salary     Bonus      sation       Award(s)      Options/    Payouts    sation
   Position             Year      ($)       ($)         ($)          ($)          SARs(#)      ($)        ($)
---------------         ----    -------   -------     -------     ----------     --------    -------    -------

Dennis R. Neill,
President(1)            1997        -           -           -             -             -      -          -
                        1998        -           -           -             -             -      -          -
                        1999        -           -           -             -             -      -          -


All Executive
Officers,
Directors,
and Employees
as a group(2)           1997     $198,009       -           -             -             -      -          -
                        1998     $196,153       -           -             -             -      -          -
                        1999     $202,451       -           -             -             -      -          -

----------
(1)   The general and  administrative  expenses paid by the II-D Partnership and attributable to salary  reimbursements  do not include any salary or other compensation attributable to Mr. Neill.
(2)   No officer or director  of Geodyne or its  affiliates  provides  full-time services  to the II-D  Partnership  and no  individual's  salary  or other compensation  reimbursement  from the II-D  Partnership  equals or exceeds
      $100,000 per annum.





                                                  Salary Reimbursements

                                                    II-E Partnership
                                                    ----------------
                                           Three Years Ended December 31, 1999

                                                                        Long Term Compensation

                                                                  ---------------------------------
                                   Annual Compensation                    Awards            Payouts
                                -----------------------------     -----------------------   -------
                                                                                  Securi-
                                                       Other                       ties                  All
     Name                                              Annual     Restricted      Under-                 Other
      and                                             Compen-       Stock         lying       LTIP      Compen-
   Principal                    Salary     Bonus      sation       Award(s)      Options/    Payouts    sation
   Position             Year      ($)       ($)         ($)          ($)          SARs(#)      ($)        ($)
---------------         ----    -------   -------     -------     ----------     --------    -------    -------

Dennis R. Neill,
President(1)            1997        -        -           -            -             -          -          -
                        1998        -        -           -            -             -          -          -
                        1999        -        -           -            -             -          -          -

All Executive
Officers,
Directors,
and Employees
as a group(2)           1997     $143,892    -           -            -             -          -          -
                        1998     $142,543    -           -            -             -          -          -
                        1999     $147,120    -           -            -             -          -          -

----------
(1)   The general and  administrative  expenses paid by the II-E Partnership and attributable to salary  reimbursements  do not include any salary or other compensation attributable to Mr. Neill.
(2)   No officer or director  of Geodyne or its  affiliates  provides  full-time services  to the II-E  Partnership  and no  individual's  salary  or other compensation  reimbursement  from the II-E  Partnership  equals or exceeds
      $100,000 per annum.



                                                  Salary Reimbursements

                                                    II-F Partnership
                                                    ----------------
                                           Three Years Ended December 31, 1999

                                                                        Long Term Compensation

                                                                  ---------------------------------
                                   Annual Compensation                    Awards            Payouts
                                -----------------------------     -----------------------   -------
                                                                                  Securi-
                                                       Other                       ties                  All
     Name                                              Annual     Restricted      Under-                 Other
      and                                             Compen-       Stock         lying       LTIP      Compen-
   Principal                    Salary     Bonus      sation       Award(s)      Options/    Payouts    sation
   Position             Year      ($)       ($)         ($)          ($)          SARs(#)      ($)        ($)
---------------         ----    -------   -------     -------     ----------     --------    -------    -------

Dennis R. Neill,
President(1)            1997        -        -          -            -             -          -          -
                        1998        -        -          -            -             -          -          -
                        1999        -        -          -            -             -          -          -
All Executive
Officers,
Directors,
and Employees
as a group(2)           1997     $107,783    -          -            -             -          -          -
                        1998     $106,773    -          -            -             -          -          -
                        1999     $110,201    -          -            -             -          -          -
----------
(1)   The general and  administrative  expenses paid by the II-F Partnership and attributable to salary  reimbursements  do not include any salary or other compensation attributable to Mr. Neill.
(2)   No officer or director  of Geodyne or its  affiliates  provides  full-time services  to the II-F  Partnership  and no  individual's  salary  or other compensation  reimbursement  from the II-F  Partnership  equals or exceeds
      $100,000 per annum.




                                                  Salary Reimbursements

                                                    II-G Partnership
                                                    ----------------
                                           Three Years Ended December 31, 1999


                                                                        Long Term Compensation

                                                                  ---------------------------------
                                   Annual Compensation                    Awards            Payouts
                                -----------------------------     -----------------------   -------
                                                                                  Securi-
                                                       Other                       ties                  All
     Name                                              Annual     Restricted      Under-                 Other
      and                                             Compen-       Stock         lying       LTIP      Compen-
   Principal                    Salary     Bonus      sation       Award(s)      Options/    Payouts    sation
   Position             Year      ($)       ($)         ($)          ($)          SARs(#)      ($)        ($)
---------------         ----    -------   -------     -------     ----------     --------    -------    -------

Dennis R. Neill,
President(1)            1997      -          -           -           -             -          -          -
                        1998      -          -           -           -             -          -          -
                        1999      -          -           -           -             -          -          -

All Executive
Officers,
Directors,
and Employees
as a group(2)           1997    $234,047     -           -           -             -          -          -
                        1998    $231,853     -           -           -             -          -          -
                        1999    $239,297     -           -           -             -          -          -

---------
(1)   The general and  administrative  expenses paid by the II-G Partnership and attributable to salary  reimbursements  do not include any salary or other compensation attributable to Mr. Neill.
(2)   No officer or director  of Geodyne or its  affiliates  provides  full-time services  to the II-G  Partnership  and no  individual's  salary  or other compensation  reimbursement  from the II-G  Partnership  equals or exceeds
      $100,000 per annum.


                                                  Salary Reimbursements
                                                    II-H Partnership
                                                    ----------------
                                           Three Years Ended December 31, 1999


                                                                        Long Term Compensation

                                                                  ---------------------------------
                                   Annual Compensation                    Awards            Payouts
                                -----------------------------     -----------------------   -------
                                                                                  Securi-
                                                       Other                       ties                  All
     Name                                              Annual     Restricted      Under-                 Other
      and                                             Compen-       Stock         lying       LTIP      Compen-
   Principal                    Salary     Bonus      sation       Award(s)      Options/    Payouts    sation
   Position             Year      ($)       ($)         ($)          ($)          SARs(#)      ($)        ($)
---------------         ----    -------   -------     -------     ----------     --------    -------    -------

Dennis R. Neill,
President(1)            1997       -         -           -            -            -          -          -
                        1998       -         -           -            -            -          -          -
                        1999       -         -           -            -            -          -          -


All Executive
Officers,
Directors,
and Employees
as a group(2)           1997    $57,673      -           -            -            -          -          -
                        1998    $57,132      -           -            -            -          -          -
                        1999    $58,967      -           -            -            -          -          -

----------
(1)   The general and  administrative  expenses paid by the II-H Partnership and attributable to salary  reimbursements  do not include any salary or other compensation attributable to Mr. Neill.
(2)   No officer or director  of Geodyne or its  affiliates  provides  full-time services  to the II-H  Partnership  and no  individual's  salary  or other compensation  reimbursement  from the II-H  Partnership  equals or exceeds
      $100,000 per annum.


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


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Units as of February 1, 2000 by (i) each beneficial owner of more than five percent of the issued and outstanding Units, (ii) the directors and officers of the General Partner, and (iii) the General Partner and its affiliates. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.

                                                       Number of Units
                                                         Beneficially
                                                        Owned (Percent
          Beneficial Owner                             of Outstanding)
------------------------------------                  -------------------

II-A Partnership:
----------------
   Samson Resources Company                           93,271      19.3(%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                 93,271      19.3(%)

II-B Partnership:
----------------
   Samson Resources Company                           70,453      19.5(%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                 70,453      19.5(%)

II-C Partnership:
----------------
   Samson Resources Company                           30,043      19.4(%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                 30,043      19.4(%)

II-D Partnership:
----------------
   Samson Resources Company                           51,255      16.3(%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                 51,255      16.3(%)

II-E Partnership:
----------------
   Samson Resources Company                           46,339      20.3(%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                 46,339      20.3(%)

II-F Partnership:
----------------
   Samson Resources Company                           28,284      16.5(%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                 28,284      16.5(%)

II-G Partnership:
----------------
   Samson Resources Company                           50,379      13.5(%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                 50,379      13.5(%)

II-H Partnership:
----------------
   Samson Resources Company                           16,548      18.0(%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                 16,548      18.0(%)


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

                  as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 are filed as part of this report:

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

                        Partnership     Filing Date        File No.
                        -----------  ------------------    --------

                           II-A      November 18, 1987      0-16388
                           II-B      November 19, 1987      0-16405
                           II-C      August 5, 1988         0-16981
                           II-D      August 5, 1988         0-16980
                           II-E      November 17, 1988      0-17320
                           II-F      June 5, 1989           0-17799
                           II-G      June 5, 1989           0-17802
                           II-H      February 20, 1990      0-18305

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

             *    23.1  Consent of Ryder Scott Company,  L.P. for Geodyne Energy
                        Income Limited Partnership II-A.

             *    23.2  Consent of Ryder Scott Company,  L.P. for Geodyne Energy
                        Income Limited Partnership II-B.

             *    23.3  Consent of Ryder Scott Company,  L.P. for Geodyne Energy
                        Income Limited Partnership II-C.

             *    23.4  Consent of Ryder Scott Company,  L.P. for Geodyne Energy
                        Income Limited Partnership II-D.

             *    23.5  Consent of Ryder Scott Company,  L.P. for Geodyne Energy
                        Income Limited Partnership II-E.

             *    23.6  Consent of Ryder Scott Company,  L.P. for Geodyne Energy
                        Income Limited Partnership II-F.

             *    23.7  Consent of Ryder Scott Company,  L.P. for Geodyne Energy
                        Income Limited Partnership II-G.

             *    23.8  Consent of Ryder Scott Company,  L.P. for Geodyne Energy
                        Income Limited Partnership II-H.

             *    27.1  Financial  Data Schedule  containing  summary  financial information extracted from the Geodyne Energy Income Limited Partnership II-A's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

             *    27.2  Financial  Data Schedule  containing  summary  financial information extracted from the Geodyne Energy Income Limited Partnership II-B's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

             *    27.3  Financial  Data Schedule  containing  summary  financial information extracted from the Geodyne Energy Income Limited Partnership II-C's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

             *    27.4  Financial  Data Schedule  containing  summary  financial information extracted from the Geodyne Energy Income Limited Partnership II-D's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

             *    27.5  Financial  Data Schedule  containing  summary  financial information extracted from the Geodyne Energy Income Limited Partnership II-E's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

             *    27.6  Financial  Data Schedule  containing  summary  financial information extracted from the Geodyne Energy Income Limited Partnership II-F's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

             *    27.7  Financial  Data Schedule  containing  summary  financial information extracted from the Geodyne Energy Income Limited Partnership II-G's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

             *    27.8  Financial  Data Schedule  containing  summary  financial information extracted from the Geodyne Energy Income Limited Partnership II-H's financial statements as of December 31, 1999 and for the year ended December 31, 1999.


                  All other Exhibits are omitted as inapplicable.

                  ----------

                  *Filed herewith.


      (b)   Reports on Form 8-K filed during the fourth quarter of 1999:

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

                                         February 15, 2000


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

By:   /s/Dennis R. Neill         President and              February 15, 2000
      -------------------        Director (Principal
        Dennis R. Neill          Executive Officer)

      /s/Patrick M. Hall         (Principal                 February 15, 2000
      -------------------        Financial and
        Patrick M. Hall          Accounting Officer)

      /s/Judy K. Fox             Secretary                  February 15, 2000
      -------------------
        Judy K. Fox

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
GEODYNE PRODUCTION PARTNERSHIP II-A


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-A, an Oklahoma limited partnership, and Geodyne Production Partnership II-A, an Oklahoma general partnership, at December 31, 1999 and 1998, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                    PricewaterhouseCoopers LLP












Tulsa, Oklahoma
February 8, 2000

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-A
                            Combined Balance Sheets
                          December 31, 1999 and 1998

                                    ASSETS
                                    ------

                                                   1999          1998
                                                ----------     ----------
CURRENT ASSETS:
   Cash and cash equivalents                    $  723,978     $  213,480
   Accounts receivable:
      Oil and gas sales                            702,392        506,282
                                                 ---------      ---------
      Total current assets                      $1,426,370     $  719,762

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 3,541,487      4,109,296

DEFERRED CHARGE                                    732,855        701,486
                                                 ---------      ---------
                                                $5,700,712     $5,530,544
                                                 =========      =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $  112,953     $  171,762
   Gas imbalance payable                           123,801        125,904
                                                 ---------      ---------
      Total current liabilities                 $  236,754     $  297,666

ACCRUED LIABILITY                               $  221,438     $  180,325

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($  380,195)   ($  417,336)
   Limited Partners, issued and
      outstanding, 484,283 Units                 5,622,715      5,469,889
                                                 ---------      ---------
      Total Partners' capital                   $5,242,520     $5,052,553
                                                 ---------      ---------
                                                $5,700,712     $5,530,544
                                                 =========      =========






              The accompanying notes are an integral part of these
                         combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-A
                       Combined Statements of Operations
             For the Years Ended December 31, 1999, 1998, and 1997

                                      1999          1998          1997
                                   ----------    ----------    ----------

REVENUES:
   Oil and gas sales               $3,762,931    $3,911,823    $5,431,745
   Interest income                     18,160        55,219        33,085
   Gain on sale of oil and
      gas properties                    6,465       685,375       176,789
   Insurance settlement
      income                          202,500        -               -
   Gas contract settlement
     income                              -        1,710,190          -
   Other income                          -             -           20,975
                                    ---------     ---------     ---------
                                   $3,990,056    $6,362,607    $5,662,594

COSTS AND EXPENSES:
   Lease operating                 $1,082,603    $1,532,475    $1,538,814
   Production tax                     215,157       240,522       349,607
   Depreciation, depletion,
      and amortization of oil
      and gas properties              599,790       799,874       780,241
   Impairment provision                  -          164,111       684,276
   General and administrative         571,548       573,597       591,256
                                    ---------     ---------     ---------
                                   $2,469,098    $3,310,579    $3,944,194
                                    ---------     ---------     ---------
NET INCOME                         $1,520,958    $3,052,028    $1,718,400
                                    =========     =========     =========

GENERAL PARTNER -
   NET INCOME                      $   99,132    $  188,400    $  141,030
                                    =========     =========     =========

LIMITED PARTNERS -
   NET INCOME                      $1,421,826    $2,863,628    $1,577,370
                                    =========     =========     =========

NET INCOME per Unit                $     2.94    $     5.91    $     3.26
                                    =========     =========     =========

UNITS OUTSTANDING                     484,283       484,283       484,283
                                    =========     =========     =========




              The accompanying notes are an integral part of these
                         combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-A
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 1999, 1998, and 1997

                                Limited          General
                               Partners          Partner          Total
                             -------------     ----------     -------------

Balance, Dec. 31, 1996        $ 8,937,891      ($342,481)      $ 8,595,410
   Net income                   1,577,370        141,030         1,718,400
   Cash distributions        (  3,165,000)     ( 186,136)     (  3,351,136)
                               ----------        -------        ----------

Balance, Dec. 31, 1997        $ 7,350,261      ($387,587)      $ 6,962,674
   Net income                   2,863,628        188,400         3,052,028
   Cash distributions        (  4,744,000)     ( 218,149)     (  4,962,149)
                               ----------        -------        ----------

Balance, Dec. 31, 1998        $ 5,469,889      ($417,336)      $ 5,052,553
   Net income                   1,421,826         99,132         1,520,958
   Cash distributions        (  1,269,000)     (  61,991)     (  1,330,991)
                               ----------        -------        ----------

Balance, Dec. 31, 1999        $ 5,622,715      ($380,195)      $ 5,242,520
                               ==========        =======        ==========






















              The accompanying notes are an integral part of these
                         combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-A
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 1999, 1998, and 1997

                                       1999           1998           1997
                                   ------------   ------------   ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                       $1,520,958     $3,052,028     $1,718,400
   Adjustments to reconcile
      net income to net
      cash provided by
      operating activities:
      Depreciation, depletion,
         and amortization of oil
         and gas properties            599,790        799,874        780,241
      Impairment provision                -           164,111        684,276
      Gain on sale of oil and
         gas properties            (     6,465)   (   685,375)   (   176,789)
      (Increase) decrease in
          accounts receivable-
           oil and gas sales       (   196,110)       331,278        235,899
      (Increase) decrease in
          accounts receivable
          - other                         -            20,975    (    20,975)
      (Increase) decrease in
         deferred charge           (    31,369)       209,555         37,176
      Increase (decrease) in
         accounts payable          (    58,809)   (    61,484)        20,445
      Increase (decrease) in
         gas imbalance payable     (     2,103)   (    16,139)        40,550
      Increase (decrease) in
         accrued liability              41,113         23,275    (     1,633)
                                     ---------      ---------      ---------
   Net cash provided by
      operating activities          $1,867,005     $3,838,098     $3,317,590
                                     ---------      ---------      ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures            ($   39,957)   ($  280,907)   ($  237,163)
   Proceeds from sale of
      oil and gas properties            14,441        787,854        225,375
                                     ---------      ---------      ---------
   Net cash provided (used)
      by investing activities      ($   25,516)    $  506,947    ($   11,788)
                                     ---------      ---------      ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions              ($1,330,991)   ($4,962,149)   ($3,351,136)
                                     ---------      ---------      ---------
   Net cash used by financing
      activities                   ($1,330,991)   ($4,962,149)   ($3,351,136)
                                     ---------      ---------      ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS        $  510,498    ($  617,104)   ($   45,334)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD              213,480        830,584        875,918
                                     ---------      ---------      ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                 $  723,978     $  213,480     $  830,584
                                     =========      =========      =========



              The accompanying notes are an integral part of these
                         combined financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
GEODYNE PRODUCTION PARTNERSHIP II-B


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-B, an Oklahoma limited partnership, and Geodyne Production Partnership II-B, an Oklahoma general partnership, at December 31, 1999 and 1998, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






                                    PricewaterhouseCoopers LLP












Tulsa, Oklahoma
February 8, 2000

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-B
                            Combined Balance Sheets
                          December 31, 1999 and 1998

                                    ASSETS
                                    ------

                                                    1999           1998
                                                 ----------     ----------
CURRENT ASSETS:
   Cash and cash equivalents                     $  372,838     $  107,021
   Accounts receivable:
      Oil and gas sales                             512,039        328,334
                                                  ---------      ---------
      Total current assets                       $  884,877     $  435,355

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  2,259,415      2,569,828

DEFERRED CHARGE                                     230,320        179,833
                                                  ---------      ---------
                                                 $3,374,612     $3,185,016
                                                  =========      =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                              $   89,312     $   77,383
   Gas imbalance payable                             21,890         19,790
                                                  ---------      ---------
      Total current liabilities                  $  111,202     $   97,173

ACCRUED LIABILITY                                $   97,529     $   98,681

PARTNERS' CAPITAL (DEFICIT):
   General Partner                              ($  290,773)   ($  320,234)
   Limited Partners, issued and
      outstanding, 361,719 Units                  3,456,654      3,309,396
                                                  ---------      ---------
      Total Partners' capital                    $3,165,881     $2,989,162
                                                  ---------      ---------
                                                 $3,374,612     $3,185,016
                                                  =========      =========







              The accompanying notes are an integral part of these
                         combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-B
                       Combined Statements of Operations
             For the Years Ended December 31, 1999, 1998, and 1997

                                      1999          1998           1997
                                   ----------    -----------    ----------
REVENUES:
   Oil and gas sales               $2,693,717    $2,492,043     $3,816,269
   Interest income                      9,475        50,430         19,644
   Gain on sale of oil
      and gas properties               21,562        65,551        203,247
   Gas contract settlement
      income                             -        2,793,295           -
                                    ---------     ---------      ---------
                                   $2,724,754    $5,401,319     $4,039,160

COSTS AND EXPENSES:
   Lease operating                 $  785,484    $  938,926     $1,062,972
   Production tax                     174,652       153,573        251,478
   Depreciation, depletion,
      and amortization of oil
      and gas properties              338,190       532,041        546,957
   Impairment provision                  -             -           530,988
   General and
      Administrative                  426,100       430,272        451,569
                                    ---------     ---------      ---------
                                   $1,724,426    $2,054,812     $2,843,964
                                    ---------     ---------      ---------
NET INCOME                         $1,000,328    $3,346,507     $1,195,196
                                    =========     =========      =========

GENERAL PARTNER -
   NET INCOME                      $   63,070    $  186,085     $   99,884
                                    =========     =========      =========

LIMITED PARTNERS -
   NET INCOME                      $  937,258    $3,160,422     $1,095,312
                                    =========     =========      =========

NET INCOME
   per Unit                        $     2.59    $     8.74     $     3.03
                                    =========     =========      =========

UNITS OUTSTANDING                     361,719       361,719        361,719
                                    =========     =========      =========




              The accompanying notes are an integral part of these
                         combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-B
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 1999, 1998, and 1997


                                  Limited        General
                                  Partners       Partner          Total
                                -----------  ----------        -----------

Balance, Dec. 31, 1996          $5,552,662      ($265,183)     $5,287,479
   Net income                    1,095,312         99,884       1,195,196
   Cash distributions          ( 2,183,000)     ( 139,924)    ( 2,322,924)
                                 ---------        -------       ---------

Balance, Dec. 31, 1997          $4,464,974      ($305,223)     $4,159,751
   Net income                    3,160,422        186,085       3,346,507
   Cash distributions          ( 4,316,000)     ( 201,096)    ( 4,517,096)
                                 ---------        -------       ---------

Balance, Dec. 31, 1998          $3,309,396      ($320,234)     $2,989,162
   Net income                      937,258         63,070       1,000,328
   Cash distributions          (   790,000)     (  33,609) (   823,609)
                                 ---------        -------       ---------

Balance, Dec. 31, 1999          $3,456,654      ($290,773)     $3,165,881
                                 =========        =======       =========



              The accompanying notes are an integral part of these
                         combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-B
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 1999, 1998, and 1997

                                     1999            1998            1997
                                  -----------     ------------    ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                      $1,000,328      $3,346,507      $1,195,196
   Adjustments to reconcile
      net income to net
      cash provided by
      operating activities:
      Depreciation, depletion,
         and amortization of oil
         and gas properties           338,190         532,041         546,957
      Impairment provision               -               -            530,988
      Gain on sale of
         oil and gas properties   (    21,562)    (    65,551)    (   203,247)
      (Increase) decrease in
         accounts receivable      (   183,705)        236,818         145,056
      Increase in
         deferred charge          (    50,487)    (    10,022)    (     9,708)
      Increase (decrease) in
         accounts payable              11,929     (    64,371)    (    47,491)
      Increase (decrease) in
         gas imbalance payable          2,100     (     4,881)          7,616
      Increase (decrease) in
         accrued liability        (     1,152)         10,162           2,321
                                    ---------       ---------       ---------
   Net cash provided by
      operating activities         $1,095,641      $3,980,703      $2,167,688
                                    ---------       ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures           ($   45,756)    ($   83,614)    ($   20,782)
   Proceeds from sale of
      oil and gas properties           39,541          82,454         251,335
                                    ---------       ---------       ---------
   Net cash provided (used) by
      investing activities        ($    6,215)    ($    1,160)     $  230,553
                                    ---------       ---------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions             ($  823,609)    ($4,517,096)    ($2,322,924)
                                    ---------       ---------       ---------
   Net cash used by financing
      Activities                  ($  823,609)    ($4,517,096)    ($2,322,924)
                                    ---------       ---------       ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS       $  265,817     ($  537,553)     $   75,317

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD             107,021         644,574         569,257
                                    ---------       ---------       ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                $  372,838      $  107,021      $  644,574
                                    =========       =========       =========






              The accompanying notes are an integral part of these
                         combined financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
GEODYNE PRODUCTION PARTNERSHIP II-C

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-C, an Oklahoma limited partnership, and Geodyne Production Partnership II-C, an Oklahoma general partnership, at December 31, 1999 and 1998, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                    PricewaterhouseCoopers LLP



Tulsa, Oklahoma
February 8, 2000

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-C
                            Combined Balance Sheets
                          December 31, 1999 and 1998

                                    ASSETS
                                    ------

                                                   1999            1998
                                                ----------      ----------

CURRENT ASSETS:
   Cash and cash equivalents                    $  204,820      $   66,617
   Accounts receivable:
      Oil and gas sales                            244,751         157,275
                                                 ---------       ---------
      Total current assets                      $  449,571      $  223,892

NET OIL AND GAS PROPERTIES,
   utilizing the successful efforts
   method                                        1,225,550       1,382,430

DEFERRED CHARGE                                    129,664         153,412
                                                 ---------       ---------
                                                $1,804,785      $1,759,734
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $   38,355      $   29,848
   Gas imbalance payable                            20,300          38,249
                                                 ---------       ---------
      Total current liabilities                 $   58,655      $   68,097

ACCRUED LIABILITY                               $   54,063      $   59,308

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($  119,145)    ($  133,264)
   Limited Partners, issued and
      outstanding, 154,621 Units                 1,811,212       1,765,593
                                                 ---------       ---------
      Total Partners' capital                   $1,692,067      $1,632,329
                                                 ---------       ---------
                                                $1,804,785      $1,759,734
                                                 =========       =========




              The accompanying notes are an integral part of these
                         combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-C
                             Combined Statements of Operations
                   For the Years Ended December 31, 1999, 1998, and 1997

                                       1999            1998             1997
                                    ----------      ----------       ----------
REVENUES:
   Oil and gas sales                $1,296,468      $1,136,474       $1,796,657
   Interest income                       5,862          25,163           11,360
   Gain on sale of oil
      and gas properties                 3,257         177,795          156,919
   Gas contract settlement
      income                              -          1,197,148             -
   Other income                           -               -               1,931
                                     ---------       ---------        ---------
                                    $1,305,587      $2,536,580       $1,966,867

COSTS AND EXPENSES:
   Lease operating                  $  345,340      $  351,162       $  397,402
   Production tax                       94,982          75,947          130,419
   Depreciation, depletion,
      and amortization of oil
      and gas properties               180,007         246,338          268,219
   Impairment provision                   -               -              66,617
   General and administrative          183,887         184,538          193,799
                                     ---------       ---------        ---------
                                    $  804,216      $  857,985       $1,056,456
                                     ---------       ---------        ---------
NET INCOME                          $  501,371      $1,678,595       $  910,411
                                     =========       =========        =========

GENERAL PARTNER - NET INCOME        $   65,752      $   95,091       $   57,028
                                     =========       =========        =========

LIMITED PARTNERS - NET
   INCOME                           $  435,619      $1,583,504       $  853,383
                                     =========       =========        =========

NET INCOME per Unit                 $     2.82      $    10.24       $     5.52
                                     =========       =========        =========

UNITS OUTSTANDING                      154,621         154,621          154,621
                                     =========       =========        =========





              The accompanying notes are an integral part of these
                         combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-C
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 1999, 1998, and 1997

                                  Limited        General
                                  Partners       Partner           Total
                                ------------    ----------     ------------

Balance, Dec. 31, 1996           $2,907,706     ($115,619)      $2,792,087
   Net income                       853,383        57,028          910,411
   Cash distributions           ( 1,303,000)    (  64,686)     ( 1,367,686)
                                  ---------       -------        ---------

Balance, Dec. 31, 1997           $2,458,089     ($123,277)      $2,334,812
   Net income                     1,583,504        95,091        1,678,595
   Cash distributions           ( 2,276,000)    ($105,078)     ($2,381,078)
                                  ---------       -------        ---------

Balance, Dec. 31, 1998           $1,765,593     ($133,264)      $1,632,329
   Net income                       435,619        65,752          501,371
   Cash distributions           (   390,000)    (  51,633)     (   441,633)
                                  ---------       -------        ---------

Balance, Dec. 31, 1999           $1,811,212     ($119,145)      $1,692,067
                                  =========       =======        =========







              The accompanying notes are an integral part of these
                         combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-C
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 1999, 1998, and 1997

                                       1999            1998            1997
                                    ----------      ----------      ----------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                       $  501,371      $1,678,595      $  910,411
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Depreciation, depletion,
         and amortization of oil
         and gas properties            180,007         246,338         268,219
      Impairment provision                -               -             66,617
      Gain on sale of oil
         and gas properties        (     3,257)    (   177,795)    (   156,919)
      (Increase) decrease in
         accounts receivable -
         oil and gas sales         (    87,476)        116,124          66,783
      (Increase) decrease in
         accounts receivable -
         other                            -              1,931     (     1,931)
      (Increase) decrease in
         deferred charge                23,748     (    13,791)         25,332
      Increase (decrease) in
         accounts payable                8,507     (     3,445)    (    36,434)
      Increase (decrease) in
         gas imbalance payable     (    17,949)         15,686          12,177
      Increase (decrease) in
         accrued liability         (     5,245)          9,661     (    19,501)
                                     ---------       ---------       ---------
   Net cash provided by
      operating activities          $  599,706      $1,873,304      $1,134,754
                                     ---------       ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures            ($   29,574)    ($   34,333)    ($    5,112)
   Proceeds from sale of
      oil and gas properties             9,704         250,629         208,805
                                     ---------       ---------      ----------
   Net cash provided (used)
      by investing activities      ($   19,870)     $  216,296      $  203,693
                                     ---------       ---------      ----------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions              ($  441,633)    ($2,381,078)    ($1,367,686)
                                     ---------       ---------       ---------
   Net cash used by financing
      Activities                   ($  441,633)    ($2,381,078)    ($1,367,686)
                                     ---------       ---------       ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS        $  138,203     ($  291,478)    ($   29,239)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD               66,617         358,095         387,334
                                     ---------       ---------       ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                 $  204,820      $   66,617      $  358,095
                                     =========       =========       =========






              The accompanying notes are an integral part of these
                         combined financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
GEODYNE PRODUCTION PARTNERSHIP II-D


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-D, an Oklahoma limited partnership, and Geodyne Production Partnership II-D, an Oklahoma general partnership, at December 31, 1999 and 1998, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.










                                    PricewaterhouseCoopers LLP








Tulsa, Oklahoma
February 8, 2000

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-D
                            Combined Balance Sheets
                          December 31, 1999 and 1998

                                    ASSETS
                                    ------

                                                   1999            1998
                                                ----------      ----------

CURRENT ASSETS:
   Cash and cash equivalents                    $  547,528      $  311,556
   Accounts receivable:
      Oil and gas sales                            461,491         342,433
                                                 ---------       ---------
      Total current assets                      $1,009,019      $  653,989

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 2,315,758       2,726,713

DEFERRED CHARGE                                    415,812         614,207
                                                 ---------       ---------
                                                $3,740,589      $3,994,909
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $   76,408      $   67,934
   Gas imbalance payable                           114,149         149,648
                                                 ---------       ---------
      Total current liabilities                 $  190,557      $  217,582

ACCRUED LIABILITY                               $  146,343      $  206,215

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($  236,260)    ($  247,182)
   Limited Partners, issued and
      outstanding, 314,878 Units                 3,639,949       3,818,294
                                                 ---------       ---------
      Total Partners' capital                   $3,403,689      $3,571,112
                                                 ---------       ---------
                                                $3,740,589      $3,994,909
                                                 =========       =========





              The accompanying notes are an integral part of these
                         combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-D
                             Combined Statements of Operations
                   For the Years Ended December 31, 1999, 1998, and 1997

                                      1999            1998              1997
                                  ------------    ------------      ------------
REVENUES:
   Oil and gas sales              $2,598,616      $2,411,051        $4,314,154
   Interest income                    15,031          66,699            28,919
   Gain on sale of oil
      and gas properties              36,944         496,238           447,981
   Gas contract settlement
      income                            -          3,033,646              -
   Other                                -               -               20,267
                                   ---------       ---------         ---------
                                  $2,650,591      $6,007,634        $4,811,321

COSTS AND EXPENSES:
   Lease operating                $  924,509      $  777,607        $1,331,185
   Production tax                    182,274         168,364           325,902
   Depreciation, depletion,
      and amortization of oil
      and gas properties             425,805         518,991           689,112
   Impairment provision                 -               -              143,957
   General and administrative        371,301         374,675           397,583
                                   ---------       ---------         ---------
                                  $1,903,889      $1,839,637        $2,887,739
                                   ---------       ---------         ---------
NET INCOME                        $  746,702      $4,167,997        $1,923,582
                                   =========       =========         =========

GENERAL PARTNER - NET INCOME      $  106,047      $  225,825        $  127,204
                                   =========       =========         =========

LIMITED PARTNERS -
NET INCOME                        $  640,655      $3,942,172        $1,796,378
                                   =========       =========         =========

NET INCOME per Unit               $     2.03      $    12.52        $     5.70
                                   =========       =========         =========

UNITS OUTSTANDING                    314,878         314,878           314,878
                                   =========       =========         =========








              The accompanying notes are an integral part of these
                         combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-D
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 1999, 1998, and 1997

                                Limited           General
                                Partners          Partner         Total
                              ------------      ----------     ------------

Balance, Dec. 31, 1996         $6,627,744       ($218,956)      $6,408,788
   Net income                   1,796,378         127,204        1,923,582
   Cash distributions         ( 2,852,000)      ( 132,251)     ( 2,984,251)
                                ---------         -------        ---------

Balance, Dec. 31, 1997         $5,572,122       ($224,003)      $5,348,119
   Net income                   3,942,172         225,825        4,167,997
   Cash distributions         ( 5,696,000)      ( 249,004)     ( 5,945,004)
                                ---------         -------        ---------

Balance, Dec. 31, 1998         $3,818,294       ($247,182)      $3,571,112
   Net income                     640,655         106,047          746,702
   Cash distributions         (   819,000)      (  95,125)     (   914,125)
                                ---------         -------        ---------

Balance, Dec. 31, 1999         $3,639,949       ($236,260)      $3,403,689
                                =========         =======        =========




              The accompanying notes are an integral part of these
                         combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-D
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 1999, 1998, and 1997

                                       1999            1998            1997
                                   ------------    ------------    ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                       $  746,702      $4,167,997      $1,923,582
   Adjustments to reconcile
      net income to net
      cash provided by operating
      activities:
      Depreciation, depletion,
         and amortization of oil
         and gas properties            425,805         518,991         689,112
      Impairment provision                -               -            143,957
      Gain on sale of oil
         and gas properties        (    36,944)    (   496,238)    (   447,981)
      (Increase) decrease in
         accounts receivable -
         oil and gas sales         (   119,058)        304,317         146,433
      (Increase) decrease in
         accounts receivable -
         other                            -             20,267     (    20,267)
      (Increase) decrease in
         deferred charge               198,395     (    69,862)        318,794
      Increase (decrease) in
         accounts payable                8,474     (    18,124)    (    73,909)
      Increase (decrease) in
         gas imbalance payable     (    35,499)         42,644     (    11,309)
      Decrease in
         accrued liability         (    59,872)    (    32,868)    (    27,699)
                                     ---------       ---------       ---------
   Net cash provided by
     operating activities           $1,128,003      $4,437,124      $2,640,713
                                     ---------       ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures            ($   14,850)    ($    1,639)    ($   41,889)
   Proceeds from sale of
      oil and gas properties            36,944         669,933         629,832
                                     ---------       ---------       ---------
   Net cash provided
      by investing activities       $   22,094      $  668,294      $  587,943
                                     ---------       ---------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions              ($  914,125)    ($5,945,004)    ($2,984,251)
                                     ---------       ---------       ---------
   Net cash used by financing
      Activities                   ($  914,125)    ($5,945,004)    ($2,984,251)
                                     ---------       ---------       ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS        $  235,972     ($  839,586)     $  244,405

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD              311,556       1,151,142         906,737
                                     ---------       ---------       ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                 $  547,528      $  311,556      $1,151,142
                                     =========       =========       =========




              The accompanying notes are an integral part of these
                         combined financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
GEODYNE PRODUCTION PARTNERSHIP II-E


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-E, an Oklahoma limited partnership, and Geodyne Production Partnership II-E, an Oklahoma general partnership, at December 31, 1999 and 1998, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




                                    PricewaterhouseCoopers LLP






Tulsa, Oklahoma
February 8, 2000

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-E
                            Combined Balance Sheets
                          December 31, 1999 and 1998

                                    ASSETS
                                    ------

                                                   1999            1998
                                               ------------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $  450,833      $  376,779
   Accounts receivable:
      Oil and gas sales                            319,501         220,028
                                                 ---------       ---------
      Total current assets                      $  770,334      $  596,807

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 2,035,168       2,388,613

DEFERRED CHARGE                                    216,068         275,532
                                                 ---------       ---------
                                                $3,021,570      $3,260,952
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $   48,834      $   38,881
   Gas imbalance payable                           151,074         148,458
                                                 ---------       ---------
      Total current liabilities                 $  199,908      $  187,339

ACCRUED LIABILITY                               $   42,252      $   81,050

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($  162,586)    ($  173,306)
   Limited Partners, issued and
      outstanding, 228,821 Units                 2,941,996       3,165,869
                                                 ---------       ---------
      Total Partners' capital                   $2,779,410      $2,992,563
                                                 ---------       ---------
                                                $3,021,570      $3,260,952
                                                 =========       =========





              The accompanying notes are an integral part of these
                         combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-E
                             Combined Statements of Operations
                   For the Years Ended December 31, 1999, 1998, and 1997

                                     1999             1998            1997
                                 ------------     ------------    ------------

REVENUES:
   Oil and gas sales              $1,810,725       $1,704,463      $2,616,003
   Interest income                    14,505           99,814          21,722
   Gain on sale of oil
      and gas properties              23,406          328,245         272,654
   Gas contract settlement
      income                            -           6,159,355            -
                                   ---------        ---------       ---------
                                  $1,848,636       $8,291,877      $2,910,379

COSTS AND EXPENSES:
   Lease operating                $  429,026       $  550,014      $  700,409
   Production tax                    128,863          122,476         208,912
   Depreciation, depletion,
      and amortization of oil
      and gas properties             356,203          544,040         626,965
   Impairment provision                 -                -            992,851
   General and administrative        270,387          276,331         314,835
                                   ---------        ---------       ---------
                                  $1,184,479       $1,492,861      $2,843,972
                                   ---------        ---------       ---------
NET INCOME                        $  664,157       $6,799,016      $   66,407
                                   =========        =========       =========

GENERAL PARTNER - NET INCOME      $   76,030       $  356,722      $   66,976
                                   =========        =========       =========

LIMITED PARTNERS -
   NET INCOME (LOSS)              $  588,127       $6,442,294     ($      569)
                                   =========        =========       =========

NET INCOME per Unit               $     2.57       $    28.15      $      .00
                                   =========        =========       =========

UNITS OUTSTANDING                    228,821          228,821         228,821
                                   =========        =========       =========








              The accompanying notes are an integral part of these
                         combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-E
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 1999, 1998, and 1997

                                 Limited          General
                                 Partners         Partner         Total
                               ----------        ---------     ----------

Balance, Dec. 31, 1996         $5,770,144       ($147,595)     $5,622,549
   Net income                 (       569)         66,976          66,407
   Cash distributions         ( 1,675,000)      (  91,398)    ( 1,766,398)
                                ---------         -------       ---------

Balance, Dec. 31, 1997         $4,094,575       ($172,017)     $3,922,558
   Net income                   6,442,294         356,722       6,799,016
   Cash distributions         ( 7,371,000)      ( 358,011)    ( 7,729,011)
                                ---------         -------       ---------

Balance, Dec. 31, 1998         $3,165,869       ($173,306)     $2,992,563
   Net income                     588,127          76,030         664,157
   Cash distributions         (   812,000)      (  65,310)    (   877,310)
                                ---------         -------       ---------

Balance, Dec. 31, 1999         $2,941,996       ($162,586)     $2,779,410
                                =========         =======       =========




              The accompanying notes are an integral part of these
                         combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-E
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 1999, 1998, and 1997

                                        1999           1998           1997
                                    ------------   ------------   ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                        $  664,157     $6,799,016     $   66,407
   Adjustments to reconcile
      net income to net
      cash provided by operating
      activities:
      Depreciation, depletion,
         and amortization of oil
         and gas properties             356,203        544,040        626,965
      Impairment provision                 -              -           992,851
      Gain on sale of oil
         and gas properties         (    23,406)   (   328,245)   (   272,654)
      (Increase) decrease in
         accounts receivable -
         oil and gas sales          (    99,473)       195,349         97,196
      (Increase) decrease in
         accounts receivable -
         other                             -               110    (       110)
      Decrease in deferred
         charge                          59,464         54,999         25,116
      Increase (decrease) in
         accounts payable                 9,953    (    61,722)   (    32,578)
      Increase (decrease) in
         gas imbalance payable            2,616    (    22,631)         9,908
      Increase (decrease) in
         accrued liability          (    38,798)        17,425          4,391
                                      ---------      ---------      ---------
   Net cash provided by
      operating activities           $  930,716     $7,198,341     $1,517,492
                                      ---------      ---------      ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures             ($    7,221)   ($  120,953)   ($   40,623)
   Proceeds from sale of
      oil and gas properties             27,869        357,625        431,541
                                      ---------      ---------      ---------
  Net cash provided by
     investing activities            $   20,648     $  236,672     $  390,918
                                      ---------      ---------      ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions               ($  877,310)   ($7,729,011)   ($1,766,398)
                                      ---------      ---------      ---------
   Net cash used by financing
      Activities                    ($  877,310)   ($7,729,011)   ($1,766,398)
                                      ---------      ---------      ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS         $   74,054    ($  293,998)    $  142,012

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD               376,779        670,777        528,765
                                      ---------      ---------      ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                  $  450,833     $  376,779     $  670,777
                                      =========      =========      =========





              The accompanying notes are an integral part of these
                         combined financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
GEODYNE PRODUCTION PARTNERSHIP II-F


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-F, an Oklahoma limited partnership, and Geodyne Production Partnership II-F, an Oklahoma general partnership, at December 31, 1999 and 1998, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





                                    PricewaterhouseCoopers LLP





Tulsa, Oklahoma
February 8, 2000

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-F
                            Combined Balance Sheets
                          December 31, 1999 and 1998

                                    ASSETS
                                    ------

                                                   1999            1998
                                               ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                    $  280,098      $  153,240
   Accounts receivable:
      Oil and gas sales                            286,995         187,525
                                                 ---------       ---------
      Total current assets                      $  567,093      $  340,765

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 1,792,192       2,086,592

DEFERRED CHARGE                                     34,366          46,373
                                                 ---------       ---------
                                                $2,393,651      $2,473,730
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $   27,269      $   24,007
   Gas imbalance payable                             5,208           4,233
                                                 ---------       ---------
      Total current liabilities                 $   32,477      $   28,240

ACCRUED LIABILITY                               $   22,508      $   24,995

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($  112,893)    ($  144,763)
   Limited Partners, issued and
      outstanding, 171,400 Units                 2,451,559       2,565,258
                                                 ---------       ---------
      Total Partners' capital                   $2,338,666      $2,420,495
                                                 ---------       ---------
                                                $2,393,651      $2,473,730
                                                 =========       =========





              The accompanying notes are an integral part of these
                         combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-F
                             Combined Statements of Operations
                   For the Years Ended December 31, 1999, 1998, and 1997

                                   1999             1998            1997
                                ----------       ----------      ----------
REVENUES:
   Oil and gas sales            $1,665,336       $1,444,802      $2,191,389
   Interest income                   7,673           18,145          17,447
   Gain on sale of oil
      and gas properties               565          657,881         557,746
                                 ---------        ---------       ---------
                                $1,673,574       $2,120,828      $2,766,582

COSTS AND EXPENSES:
   Lease operating              $  350,094       $  301,416      $  396,093
   Production tax                  101,253           96,998         150,372
   Depreciation, depletion,
      and amortization of oil
      and gas properties           306,818          360,697         409,001
   Impairment provision               -                -          1,377,160
   General and administrative      201,912          201,745         204,398
                                 ---------        ---------       ---------
                                $  960,077       $  960,856      $2,537,024
                                 ---------        ---------       ---------
NET INCOME                      $  713,497       $1,159,972      $  229,558
                                 =========        =========       =========

GENERAL PARTNER - NET INCOME    $   98,196       $   71,519      $   81,927
                                 =========        =========       =========

LIMITED PARTNERS - NET INCOME   $  615,301       $1,088,453      $  147,631
                                 =========        =========       =========

NET INCOME per Unit             $     3.59       $     6.35      $      .86
                                 =========        =========       =========

UNITS OUTSTANDING                  171,400          171,400         171,400
                                 =========        =========       =========





              The accompanying notes are an integral part of these
                         combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-F
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 1999, 1998, and 1997


                                   Limited         General
                                   Partners        Partner         Total
                                 ------------     ----------    ----------

Balance, Dec. 31, 1996            $5,315,174      ($105,914)    $5,209,260
   Net income                        147,631         81,927        229,558
   Cash distributions            ( 1,872,000)     ( 119,368)   ( 1,991,368)
                                   ---------        -------      ---------

Balance, Dec. 31, 1997            $3,590,805      ($143,355)    $3,447,450
   Net income                      1,088,453         71,519      1,159,972
   Cash distributions            ( 2,114,000)     (  72,927)   ( 2,186,927)
                                   ---------        -------      ---------

Balance, Dec. 31, 1998            $2,565,258      ($144,763)    $2,420,495
   Net income                        615,301         98,196        713,497
   Cash distributions            (   729,000)     (  66,326)   (   795,326)
                                   ---------        -------      ---------

Balance, Dec. 31, 1999            $2,451,559      ($112,893)    $2,338,666
                                   =========        =======      =========





              The accompanying notes are an integral part of these
                         combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-F
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 1999, 1998, and 1997

                                       1999            1998           1997
                                    ------------    ------------   ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                        $  713,497      $1,159,972     $  229,558
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Depreciation, depletion,
          and amortization of oil
          and gas properties            306,818         360,697        409,001
      Impairment provision                 -               -         1,377,160
      Gain on sale of oil
          and gas properties        (       565)    (   657,881)   (   557,746)
      (Increase) decrease in
          accounts receivable -
          oil and gas sales         (    99,470)        146,569         95,745
      Decrease in
          accounts receivable
          - general partner                -               -            15,285
      (Increase) decrease in
         accounts receivable -
         other                             -                 43    (        43)
      Decrease in deferred
         charge                          12,007          10,494         14,836
      Increase (decrease) in
          accounts payable                3,262     (    40,341)        21,430
      Increase (decrease) in
          gas imbalance payable             975     (    20,951)   (     6,393)
      Decrease in
          accrued liability         (     2,487)    (     2,912)   (       415)
                                      ---------       ---------      ---------
   Net cash provided by
      operating activities           $  934,037      $  955,690     $1,598,418
                                      ---------       ---------      ---------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures             ($   20,155)    ($   75,167)   ($   65,635)
   Proceeds from sale of
      oil and gas properties              8,302         717,792        758,534
                                      ---------       ---------      ---------
   Net cash provided (used) by
      investing activities          ($   11,853)     $  642,625     $  692,899
                                      ---------       ---------      ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions               ($  795,326)    ($2,186,927)   ($1,991,368)
                                      ---------       ---------      ---------
   Net cash used by financing
      Activities                    ($  795,326)    ($2,186,927)   ($1,991,368)
                                      ---------       ---------      ---------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS              $  126,858     ($  588,612)    $  299,949

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD               153,240         741,852        441,903
                                      ---------       ---------      ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                  $  280,098      $  153,240     $  741,852
                                      =========       =========      =========







              The accompanying notes are an integral part of these
                         combined financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
GEODYNE PRODUCTION PARTNERSHIP II-G


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-G, an Oklahoma limited partnership, and Geodyne Production Partnership II-G, an Oklahoma general partnership, at December 31, 1999 and 1998, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






                                    PricewaterhouseCoopers LLP






Tulsa, Oklahoma
February 8, 2000

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-G
                            Combined Balance Sheets
                          December 31, 1999 and 1998

                                    ASSETS
                                    ------

                                                 1999             1998
                                              ----------       ----------
CURRENT ASSETS:
   Cash and cash equivalents                  $  633,816       $  333,168
   Accounts receivable:
      Oil and gas sales                          605,936          398,538
                                               ---------        ---------
      Total current assets                    $1,239,752       $  731,706

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               3,857,776        4,492,141

DEFERRED CHARGE                                   77,306          101,955
                                               ---------        ---------
                                              $5,174,834       $5,325,802
                                               =========        =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                           $   58,877       $   51,385
   Gas imbalance payable                          11,288            9,029
                                               ---------        ---------
      Total current liabilities               $   70,165       $   60,414

ACCRUED LIABILITY                             $   52,863       $   57,830

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  266,026)     ($  304,885)
   Limited Partners, issued and
      outstanding, 372,189 Units               5,317,832        5,512,443
                                               ---------        ---------
      Total Partners' capital                 $5,051,806       $5,207,558
                                               ---------        ---------
                                              $5,174,834       $5,325,802
                                               =========        =========







              The accompanying notes are an integral part of these
                         combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-G
                             Combined Statements of Operations
                   For the Years Ended December 31, 1999, 1998, and 1997

                                      1999          1998             1997
                                   ----------     ----------     ----------
REVENUES:
   Oil and gas sales               $3,527,599     $3,072,455     $4,670,245
   Interest income                     16,880         38,524         37,746
   Gain on sale of oil
      and gas properties                1,063      1,374,966      1,226,822
                                    ---------      ---------      ---------

                                   $3,545,542     $4,485,945     $5,934,813

COSTS AND EXPENSES:
   Lease operating                 $  749,121     $  643,300     $  859,059
   Production tax                     216,108        209,399        326,663
   Depreciation, depletion,
      and amortization of oil
      and gas properties              660,153        778,782        916,396
   Impairment provision                  -              -         3,101,656
   General and administrative         438,106        437,963        443,590
                                    ---------      ---------      ---------
                                   $2,063,488     $2,069,444     $5,647,364
                                    ---------      ---------      ---------

NET INCOME                         $1,482,054     $2,416,501     $  287,449
                                    =========      =========      =========

GENERAL PARTNER - NET INCOME       $   99,665     $  150,050     $  172,947
                                    =========      =========      =========

LIMITED PARTNERS - NET INCOME      $1,382,389     $2,266,451     $  114,502
                                    =========      =========      =========

NET INCOME per Unit                $     3.71     $     6.09     $      .31
                                    =========      =========      =========

UNITS OUTSTANDING                     372,189        372,189        372,189
                                    =========      =========      =========









              The accompanying notes are an integral part of these
                         combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-G
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 1999, 1998, and 1997


                                 Limited         General
                                 Partners        Partner          Total
                              ------------      ----------    -------------

Balance, Dec. 31, 1996         $11,598,490      ($244,312)     $11,354,178
   Net income                      114,502        172,947          287,449
   Cash distributions         (  4,022,000)     ( 241,027)    (  4,263,027)
                                ----------        -------       ----------

Balance, Dec. 31, 1997         $ 7,690,992      ($312,392)     $ 7,378,600
   Net income                    2,266,451        150,050        2,416,501
   Cash distributions         (  4,445,000)     ( 142,543)    (  4,587,543)
                                ----------        -------       ----------

Balance, Dec. 31, 1998         $ 5,512,443      ($304,885)     $ 5,207,558
   Net income                    1,382,389         99,665        1,482,054
   Cash distributions         (  1,577,000)     (  60,806)    (  1,637,806)
                                ----------        -------       ----------

Balance, Dec. 31, 1999         $ 5,317,832      ($266,026)     $ 5,051,806
                                ==========        =======       ==========





              The accompanying notes are an integral part of these
                         combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-G
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 1999, 1998, and 1997

                                        1999            1998           1997
                                    ------------    ------------   ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                        $1,482,054      $2,416,501     $  287,449
   Adjustments to reconcile
      net income to
      net cash provided by
         operating activities:
      Depreciation, depletion,
         and amortization of oil
         and gas properties             660,153         778,782        916,396
      Impairment provision                 -               -         3,101,656
      Gain on sale of oil
         and gas properties         (     1,063)    ( 1,374,966)   ( 1,226,822)
      Decrease in
        accounts receivable -
        general partner                    -               -            34,620
      (Increase) decrease in
         accounts receivable -
        oil and gas sales           (   207,398)        311,798        201,103
      Decrease in
         deferred charge                 24,649          22,022         31,741
      Increase (decrease) in
         accounts payable                 7,492     (    84,376)        42,114
      Increase (decrease) in
         gas imbalance payable            2,259     (    48,221)   (    14,745)
      Increase (decrease) in
         accrued liability          (     4,967)    (     6,279)         7,197
                                      ---------       ---------      ---------
  Net cash provided by
   operating activities              $1,963,179      $2,015,261     $3,380,709
                                      ---------       ---------      ---------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures             ($   42,704)    ($  162,692)   ($  143,657)
   Proceeds from sale of
      oil and gas properties             17,979       1,503,817      1,658,135
                                      ---------       ---------      ---------
   Net cash provided (used) by
      investing activities          ($   24,725)     $1,341,125     $1,514,478
                                      ---------       ---------      ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions               ($1,637,806)    ($4,587,543)   ($4,263,027)
                                      ---------       ---------      ---------
   Net cash used by financing
      Activities                    ($1,637,806)    ($4,587,543)   ($4,263,027)
                                      ---------       ---------      ---------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS              $  300,648     ($1,231,157)    $  632,160

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD               333,168       1,564,325        932,165
                                      ---------       ---------      ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                  $  633,816      $  333,168     $1,564,325
                                      =========       =========      =========









              The accompanying notes are an integral part of these
                         combined financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
GEODYNE PRODUCTION PARTNERSHIP II-H


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-H, an Oklahoma limited partnership, and Geodyne Production Partnership II-H, an Oklahoma general partnership, at December 31, 1999 and 1998, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.







                                    PricewaterhouseCoopers LLP









Tulsa, Oklahoma
February 8, 2000

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-H
                            Combined Balance Sheets
                          December 31, 1999 and 1998

                                    ASSETS
                                    ------

                                                   1999            1998
                                               ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                    $  147,018      $   78,275
   Accounts receivable:
      Oil and gas sales                            143,876          95,260
                                                 ---------       ---------
      Total current assets                      $  290,894      $  173,535

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                   906,816       1,057,945

DEFERRED CHARGE                                     18,072          23,749
                                                 ---------       ---------
                                                $1,215,782      $1,255,229
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $   14,504      $   12,408
   Gas imbalance payable                             2,789            -
                                                 ---------       ---------
      Total current liabilities                 $   17,293      $   12,408

ACCRUED LIABILITY                               $   11,016      $   12,063

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($   66,614)    ($   75,631)
   Limited Partners, issued and
      outstanding, 91,711 Units                  1,254,087       1,306,389
                                                 ---------       ---------
      Total Partners' capital                   $1,187,473      $1,230,758
                                                 ---------       ---------
                                                $1,215,782      $1,255,229
                                                 =========       =========






              The accompanying notes are an integral part of these
                         combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-H
                             Combined Statements of Operations
                   For the Years Ended December 31, 1999, 1998, and 1997

                                    1999             1998             1997
                                 ----------       ----------       ----------
REVENUES:
   Oil and gas sales             $  836,927       $  733,613       $1,119,734
   Interest income                    3,613            8,669            8,764
   Gain on sale of
      oil and gas properties            421          317,342          286,788
                                  ---------        ---------        ---------

                                 $  840,961       $1,059,624       $1,415,286

COSTS AND EXPENSES:
   Lease operating               $  180,929       $  154,123       $  209,123
   Production tax                    51,729           51,340           80,919
   Depreciation, depletion,
      and amortization of oil
      and gas properties            157,329          178,994          202,115
   Impairment provision                -                -             785,220
   General and administrative       108,016          107,912          109,301
                                  ---------        ---------        ---------
                                 $  498,003       $  492,369       $1,386,678
                                  ---------        ---------        ---------
NET INCOME                       $  342,958       $  567,255       $   28,608
                                  =========        =========        =========

GENERAL PARTNER - NET INCOME     $   23,260       $   35,089       $   40,425
                                  =========        =========        =========

LIMITED PARTNERS - NET INCOME
  (LOSS)                         $  319,698       $  532,166      ($   11,817)
                                  =========        =========        =========

NET INCOME (LOSS) per Unit       $     3.49       $     5.80      ($      .13)
                                  =========        =========        =========

UNITS OUTSTANDING                    91,711           91,711           91,711
                                  =========        =========        =========








              The accompanying notes are an integral part of these
                         combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-H
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 1999, 1998, and 1997


                                   Limited         General
                                   Partners        Partner         Total
                                 ------------     ---------    ------------

Balance, Dec. 31, 1996            $2,795,040      ($58,835)     $2,736,205
   Net income (loss)             (    11,817)       40,425          28,608
   Cash distributions            (   976,000)     ( 60,386)    ( 1,036,386)
                                   ---------        ------       ---------

Balance, Dec. 31, 1997            $1,807,223      ($78,796)     $1,728,427
   Net income                        532,166        35,089         567,255
   Cash distributions            ( 1,033,000)     ( 31,924)    ( 1,064,924)
                                   ---------        ------       ---------

Balance, Dec. 31, 1998            $1,306,389      ($75,631)     $1,230,758
   Net income                        319,698        23,260         342,958
   Cash distributions            (   372,000)     ( 14,243)    (   386,243)
                                   ---------        ------       ---------

Balance, Dec. 31, 1999            $1,254,087      ($66,614)     $1,187,473
                                   =========        ======       =========
























              The accompanying notes are an integral part of these
                         combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-H
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 1999, 1998, and 1997

                                              1999         1998         1997
                                            --------     --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                               $342,958     $567,255      $ 28,608
   Adjustments to reconcile
      net income to net
      cash provided by operating
      activities:
      Depreciation, depletion,
         and amortization of oil
         and gas properties                 157,329       178,994       202,115
      Impairment provision                     -             -          785,220
      Gain on sale of oil
         and gas properties               (     421)    ( 317,342)    ( 286,788)
      (Increase) decrease in
         accounts receivable -
         oil and gas sales                (  48,616)       73,573        47,741
      Decrease in
        accounts receivable -
        general partner                        -             -            9,151
      Decrease in
         deferred charge                      5,677         5,770         8,703
      Increase (decrease) in
         accounts payable                     2,096     (  19,517)        8,571
      Increase (decrease) in gas
         imbalance payable                    2,789     (  13,149)    (   3,398)
      Increase (decrease) in
         accrued liability                (   1,047)    (   2,585)          509
                                            -------       -------       -------
  Net cash provided by
   operating activities                    $460,765      $472,999      $800,432
                                            -------       -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                   ($ 10,121)    ($ 40,018)    ($ 35,978)
   Proceeds from sale of
      oil and gas properties                  4,342       345,716       414,950
                                            -------       -------       -------
   Net cash provided (used) by
      investing activities                ($  5,779)     $305,698      $378,972
                                            -------       -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Cash distributions                    ($  386,243) ($1,064,924)  ($1,036,386)
                                           ---------    ---------     ---------
   Net cash used by financing
      Activities                         ($  386,243) ($1,064,924)  ($1,036,386)
                                           ---------    ---------     ---------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                   $   68,743  ($  286,227)   $  143,018

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                     78,275      364,502    $  221,484
                                           ---------    ---------     ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                       $  147,018   $   78,275    $  364,502
                                           =========    =========     =========





              The accompanying notes are an integral part of these
                         combined financial statements.

                        GEODYNE ENERGY INCOME PROGRAM II
                     Notes to Combined Financial Statements
              For the Years Ended December 31, 1999, 1998, and 1997

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

      An affiliate of the General Partner owned the following Units at December 31, 1999:

                         Number of           Percent of
      Partnership       Units Owned       Outstanding Units
      -----------       -----------       -----------------
         II-A              93,127               19.2%
         II-B              70,425               19.5%
         II-C              37,953               24.5%
         II-D              51,109               16.2%
         II-E              46,087               20.1%
         II-F              28,182               16.4%
         II-G              50,377               13.5%
         II-H              16,548               18.0%

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


      Allocation of Costs and Revenues

      The combination of the allocation provisions in each Partnership's limited partnership agreement and each Production Partnership's partnership agreement (collectively, the "Partnership Agreement") results in allocations of costs and income between the Limited Partners and General Partner as follows:

                                Before Payout(1)         After Payout(1)
                              --------------------    --------------------
                              General     Limited     General     Limited
                              Partner     Partners    Partner     Partners
                              --------    --------    --------    --------
        Costs(2)
------------------------
Sales commissions, pay-
  ment for organization
  and offering costs
  and management fee            1%          99%           -           -
Property acquisition
  costs                         1%          99%           1%         99%
Identified development
  drilling                      1%          99%           1%         99%
Development drilling(3)         5%          95%          15%         85%
General and administra-
  tive costs, direct
  administrative costs
  and operating costs(3)        5%          95%          15%         85%

        Income(2)
-----------------------
Temporary investments of
  Limited Partners'
  subscriptions                 1%          99%           1%         99%
Income from oil and gas
  production(3)                 5%          95%          15%         85%
Gain on sale of produc-
  ing properties(3)             5%          95%          15%         85%
All other income(3)             5%          95%          15%         85%

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

      The II-C Partnership achieved payout during the fourth quarter of 1998. The II-D, II-E, and II-F Partnerships achieved payout during the second, third, and first quarters of 1999, respectively. The II-A and II-G Partnerships achieved payout during the first quarter of 2000. After payout, operations and revenues for the II-A, II-C, II-D, II-E, II-F, and II-G Partnerships have been and will be allocated using the 10% / 90% after payout percentages as described in Footnote 3 to the table above.


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


      Depletion of the cost of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the units-of-production method. The Partnerships' calculation of depreciation, depletion, and amortization includes estimated dismantlement and abandonment costs, net of estimated salvage values. The depreciation, depletion, and amortization rates per equivalent barrel of oil produced during the years ended December 31, 1999, 1998, and 1997 were as follows:

            Partnership       1999        1998        1997
            -----------       -----       -----       -----

               II-A           $2.18       $2.46       $2.19
               II-B            1.68        2.61        2.26
               II-C            1.78        2.55        2.24
               II-D            2.11        2.47        2.29
               II-E            2.61        3.74        3.62
               II-F            2.36        2.93        2.87
               II-G            2.40        2.98        3.01
               II-H            2.42        2.87        2.78

      When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties at the field level. If the unamortized costs of oil and gas properties within a field exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. During 1999, 1998, and 1997, the Partnerships recorded the following non-cash charges against earnings (impairment provisions):

            Partnership         1999           1998           1997
            -----------       --------       --------       --------
                 II-A             -          $164,111       $223,943
                 II-B             -              -           134,003
                 II-C             -              -            36,163
                 II-D             -              -           143,957
                 II-E             -              -           317,979
                 II-F             -              -           208,255
                 II-G             -              -           489,672
                 II-H             -              -           125,223

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

      Deferred Charge

      The Deferred Charge represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average of the annual production costs per Mcf. At December 31, 1999 and 1998, cumulative total gas sales volumes for underproduced wells were less than the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                                 1999                      1998
                        ----------------------    ----------------------
      Partnership          Mcf         Amount        Mcf        Amount
      -----------       --------      --------    ---------    ---------

         II-A           785,230       $732,855    775,894      $701,486
         II-B           239,418        230,320    173,183       179,833
         II-C           198,567        129,664    206,671       153,412
         II-D           534,394        415,812    721,663       614,207
         II-E           330,480        216,068    373,755       275,532
         II-F            57,459         34,366     81,585        46,373
         II-G           128,266         77,306    179,624       101,955
         II-H            29,495         18,072     41,907        23,749

      Accrued Liability

      The Accrued Liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf. At December 31, 1999 and 1998, cumulative total gas sales volumes for overproduced wells exceeded the Partnerships' pro-rata share of total gas production from these wells by the following amounts:


                                1999                     1998
                        --------------------      -------------------
      Partnership         Mcf        Amount         Mcf       Amount
      -----------       -------     --------      -------    --------

         II-A           237,263     $221,438      199,453    $180,325
         II-B           101,382       97,529       95,032      98,681
         II-C            82,792       54,063       79,897      59,308
         II-D           188,077      146,343      242,292     206,215
         II-E            64,625       42,252      109,943      81,050
         II-F            37,632       22,508       43,974      24,995
         II-G            87,710       52,863      101,886      57,830
         II-H            17,979       11,016       21,287      12,063


      Oil and Gas Sales and Gas Imbalance Payable

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. This also approximates the price for which the Partnerships are currently settling this liability. At December 31, 1999 and 1998 total sales exceeded the Partnerships' share of estimated total gas reserves as follows:


                                1999                    1998
                        --------------------    ---------------------
      Partnership         Mcf        Amount       Mcf         Amount
      -----------       -------     --------    -------     ---------

         II-A            82,534     $123,801     83,936     $125,904
         II-B            14,593       21,890     13,193       19,790
         II-C            13,533       20,300     25,499       38,249
         II-D            76,099      114,149     99,765      149,648
         II-E           100,716      151,074     98,972      148,458
         II-F             3,472        5,208      2,822        4,233
         II-G             7,525       11,288      6,019        9,029
         II-H             1,859        2,789       -            -


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


2.    TRANSACTIONS WITH RELATED PARTIES

      The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the Partnerships, based on an allocation of actual costs incurred by the General Partner. When actual costs incurred benefit other partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all partnerships and affiliates. The General Partner believes this allocation method is reasonable. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative overhead costs for the years ended December 31, 1999, 1998, and 1997:

            Partnership         1999          1998         1997
            -----------       --------      --------     --------

               II-A           $509,772      $509,772     $509,772
               II-B            380,760       380,760      380,760
               II-C            162,756       162,756      162,756
               II-D            331,452       331,452      331,452
               II-E            240,864       240,864      240,864
               II-F            180,420       180,420      180,420
               II-G            391,776       391,776      391,776
               II-H             96,540        96,540       96,540


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

3.    MAJOR CUSTOMERS

      The following table sets forth purchasers who individually accounted for ten percent or more of each Partnership's combined oil and gas sales for the years ended December 31, 1999, 1998, and 1997:

Partnership               Purchaser                       Percentage
-----------       ------------------------          ------------------------
                                                    1999      1998     1997
                                                    -----     -----    -----

   II-A           El Paso Energy Marketing
                     Company ("El Paso")            29.3%     32.8%    29.7%
                  Amoco Production Company          16.3%     13.0%    14.8%
                  Hallwood Petroleum, Inc.
                    ("Hallwood')                      -       10.1%    12.1%

   II-B           El Paso                           37.6%     37.6%    31.8%
                  Hallwood                          13.6%     15.6%    16.3%

   II-C           El Paso                           35.4%     36.2%    29.3%

   II-D           El Paso                           27.6%     28.4%    22.8%
                  Vintage Petroleum Inc.            10.7%     10.9%      -

   II-E           El Paso                           46.3%     47.8%    41.3%

   II-F           El Paso                           23.7%     30.8%    24.5%
                  Chevron U.S.A. Inc.
                    ("Chevron")                     10.4%     13.2%      -
                  Texaco Exploration and
                    Production, Inc.
                    ("Texaco")                      10.0%     12.7%    11.1%

   II-G           El Paso                           23.5%     30.6%    24.3%
                  Chevron                           10.3%     13.0%      -
                  Texaco                            10.1%     12.8%    11.1%

   II-H           El Paso                           23.3%     30.2%    23.9%
                  Texaco                            10.2%     12.8%    11.1%
                  Chevron                             -       12.6%      -




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

      Capitalized Costs

      The   capitalized   costs   and   accumulated   depreciation,   depletion,
amortization, and valuation allowance at December 31, 1999 and 1998 were as follows:



                               II-A Partnership
                               ----------------

                                              1999              1998
                                          -------------     -------------

      Proved properties                    $30,969,868       $31,003,185

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        ( 27,428,381)     ( 26,893,889)
                                            ----------        ----------
            Net oil and gas
               Properties                  $ 3,541,487       $ 4,109,296
                                            ==========        ==========


                               II-B Partnership
                               ----------------

                                              1999              1998
                                          -------------     -------------

      Proved properties                    $21,399,549       $21,466,096

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        ( 19,140,134)     ( 18,896,268)
                                            ----------        ----------
            Net oil and gas
               Properties                  $ 2,259,415       $ 2,569,828
                                            ==========        ==========

                               II-C Partnership
                               ----------------

                                              1999              1998
                                          -------------     -------------

      Proved properties                    $ 9,295,714       $ 9,312,977

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        (  8,070,164)     (  7,930,547)
                                            ----------        ----------
            Net oil and gas
               Properties                  $ 1,225,550       $ 1,382,430
                                            ==========        ==========


                               II-D Partnership
                               ----------------

                                              1999              1998
                                          -------------     -------------

      Proved properties                    $16,790,252       $16,994,856

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        ( 14,474,494)     ( 14,268,143)
                                            ----------        ----------
            Net oil and gas
               Properties                  $ 2,315,758       $ 2,726,713
                                            ==========        ==========


                               II-E Partnership
                               ----------------

                                              1999              1998
                                          -------------     -------------

      Proved properties                    $14,907,547       $15,313,160

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        ( 12,872,379)     ( 12,924,547)
                                            ----------        ----------
            Net oil and gas
               Properties                  $ 2,035,168       $ 2,388,613
                                            ==========        ==========

                               II-F Partnership
                               ----------------

                                              1999              1998
                                          -------------     -------------

      Proved properties                    $11,059,749       $11,240,487

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        (  9,267,557)     (  9,153,895)
                                            ----------        ----------
            Net oil and gas
               Properties                  $ 1,792,192       $ 2,086,592
                                            ==========        ==========


                               II-G Partnership
                               ----------------

                                              1999              1998
                                          -------------     -------------

      Proved properties                    $23,632,847       $24,013,074

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        ( 19,775,071)     ( 19,520,933)
                                            ----------        ----------
            Net oil and gas
               Properties                  $ 3,857,776       $ 4,492,141
                                            ==========        ==========


                               II-H Partnership
                               ----------------

                                              1999              1998
                                          -------------     -------------

      Proved properties                    $ 5,681,892       $5,770,764

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        (  4,775,076)     ( 4,712,819)
                                             ---------        ---------
            Net oil and gas
               Properties                  $   906,816       $1,057,945
                                             =========        =========

      Costs Incurred

      The Partnerships incurred no costs in connection with oil and gas acquisition or exploration activities during 1999, 1998, or 1997. Costs incurred by the Partnerships in connection with oil and gas property development activities during 1999, 1998, and 1997 were as follows:

            Partnership         1999          1998         1997
            -----------       --------      --------     --------

               II-A            $39,957      $280,907     $237,163
               II-B             45,756        83,614       20,782
               II-C             29,574        34,333        5,112
               II-D             14,850         1,639       41,889
               II-E              7,221       120,953       40,623
               II-F             20,155        75,167       65,635
               II-G             42,704       162,692      143,657
               II-H             10,121        40,018       35,978


      Quantities of Proved Oil and Gas Reserves - Unaudited

      The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States, for the periods indicated. The proved reserves at December 31, 1999, 1998, and 1997 were estimated by petroleum engineers employed by affiliates of the Partnerships. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve reports prepared by the General Partner and reviewed by Ryder Scott.

                               II-A Partnership
                               ----------------

                                                  Crude           Natural
                                                   Oil              Gas
                                                (Barrels)          (Mcf)
                                                ---------      ------------

Proved reserves, Dec. 31, 1996                   695,390        9,255,329
   Production                                   (105,866)      (1,505,818)
   Sales of minerals in
      place                                     ( 34,321)      (   45,413)
   Extensions and discoveries                     34,300           52,013
   Revision of previous
      estimates                                 ( 50,160)         600,326
                                                 -------        ---------

Proved reserves, Dec. 31, 1997                   539,343        8,356,437
   Production                                   ( 86,428)      (1,433,552)
   Sales of minerals in
      place                                     (  7,026)      (  512,403)
   Extensions and discoveries                     14,823          335,915
   Revision of previous
      estimates                                 (100,249)         986,384
                                                 -------        ---------

Proved reserves, Dec. 31, 1998                   360,463        7,732,781
   Production                                   ( 84,033)      (1,149,550)
   Extensions and discoveries                      3,888           28,864
   Revision of previous
      estimates                                  449,713          435,306
                                                 -------        ---------
Proved reserves, Dec. 31, 1999                   730,031        7,047,401
                                                 =======        =========

PROVED DEVELOPED RESERVES:

   December 31, 1997                             539,105        8,330,114
                                                 =======        =========

   December 31, 1998                             360,463        7,732,781
                                                 =======        =========

   December 31, 1999                             729,967        7,045,456
                                                 =======        =========

                                II-B Partnership
                                ----------------

                                                  Crude           Natural
                                                   Oil              Gas
                                                (Barrels)          (Mcf)
                                                ---------      ------------

Proved reserves, Dec. 31, 1996                   503,394        5,589,703
   Production                                   ( 67,591)      (1,047,458)
   Sales of minerals in
      place                                     ( 21,955)      (   29,512)
   Extensions and discoveries                        418           50,003
   Revision of previous
      estimates                                 ( 26,401)         666,361
                                                 -------        ---------

Proved reserves, Dec. 31, 1997                   387,865        5,229,097
   Production                                   ( 53,095)      (  904,066)
   Sales of minerals in
      place                                     (    218)      (   70,834)
   Extensions and discoveries                         14           93,326
   Revision of previous
      estimates                                 ( 94,739)         963,230
                                                 -------        ---------

Proved reserves, Dec. 31, 1998                   239,827        5,310,753
   Production                                   ( 56,749)      (  870,203)
   Extensions and discoveries                      6,352           47,148
   Revision of previous
      estimates                                  262,357          785,597
                                                 -------        ---------
Proved reserves, Dec. 31, 1999                   451,787        5,273,295
                                                 =======        =========

PROVED DEVELOPED RESERVES:


   December 31, 1997                             387,865        5,229,097
                                                 =======        =========

   December 31, 1998                             239,827        5,310,753
                                                 =======        =========

   December 31, 1999                             451,787        5,273,295
                                                 =======        =========

                               II-C Partnership
                               ----------------

                                                  Crude           Natural
                                                   Oil              Gas
                                                (Barrels)          (Mcf)
                                                ---------      ------------

Proved reserves, Dec. 31, 1996                   203,909        4,258,644
   Production                                   ( 22,753)      (  582,748)
   Sales of minerals in
      place                                     ( 10,618)      (  149,343)
   Extensions and discoveries                        179           21,431
   Revision of previous
      estimates                                 (  8,570)         341,899
                                                 -------        ---------

Proved reserves, Dec. 31, 1997                   162,147        3,889,883
   Production                                   ( 16,806)      (  478,643)
   Sales of minerals in
      place                                     (  7,580)      (  252,950)
   Extensions and discoveries                       -              33,756
   Revision of previous
      estimates                                 ( 19,094)         411,699
                                                 -------        ---------

Proved reserves, Dec. 31, 1998                   118,667        3,603,745
   Production                                   ( 17,691)      (  500,545)
   Extensions and discoveries                      2,725           20,208
   Revision of previous
      estimates                                   83,580          483,041
                                                 -------        ---------

Proved reserves, Dec. 31, 1999                   187,281        3,606,449
                                                 =======        =========

PROVED DEVELOPED RESERVES:


   December 31, 1997                             162,147        3,889,883
                                                 =======        =========

   December 31, 1998                             118,667        3,603,745
                                                 =======        =========

   December 31, 1999                             187,281        3,606,449
                                                 =======        =========

                               II-D Partnership
                               ----------------

                                                  Crude           Natural
                                                   Oil              Gas
                                                (Barrels)          (Mcf)
                                                ---------      ------------

Proved reserves, Dec. 31, 1996                   495,079        11,012,174
   Production                                   ( 50,413)      ( 1,501,911)
   Sales of minerals in
      place                                     ( 42,059)      (   517,136)
   Revision of previous
      estimates                                 ( 19,568)          262,802
                                                 -------        ----------

Proved reserves, Dec. 31, 1997                   383,039         9,255,929
   Production                                   ( 37,733)      ( 1,034,372)
   Sales of minerals in
      place                                     ( 13,129)      (   478,907)
   Revision of previous
      estimates                                 ( 75,195)          482,043
                                                 -------        ----------

Proved reserves, Dec. 31, 1998                   256,982         8,224,693
   Production                                   ( 33,890)      ( 1,010,194)
   Revision of previous
      estimates                                  314,019         1,272,422
                                                 -------         ----------

Proved reserves, Dec. 31, 1999                   537,111         8,486,921
                                                 =======        ==========

PROVED DEVELOPED RESERVES:


   December 31, 1997                             383,039         9,225,929
                                                 =======        ==========

   December 31, 1998                             256,982         8,224,693
                                                 =======        ==========

   December 31, 1999                             537,111         8,486,921
                                                 =======        ==========

                               II-E Partnership
                               ----------------

                                                  Crude           Natural
                                                   Oil              Gas
                                                (Barrels)          (Mcf)
                                                ---------      ------------

Proved reserves, Dec. 31, 1996                   303,372        5,696,474
   Production                                   ( 42,668)      (  783,379)
   Sales of minerals in
      place                                     ( 14,134)      (  349,468)
   Extensions and discoveries                      2,502           30,709
   Revision of previous
      estimates                                 ( 11,878)         479,666
                                                 -------        ---------


Proved reserves, Dec. 31, 1997                   237,194        5,074,002
   Production                                   ( 37,508)      (  647,841)
   Sales of minerals in
      place                                     ( 12,363)      (   95,923)
   Extensions and discoveries                      4,016           25,354
   Revision of previous
      estimates                                 ( 28,140)         104,040
                                                 -------        ---------

Proved reserves, Dec. 31, 1998                   163,199        4,459,632
   Production                                   ( 32,352)      (  624,562)
   Revision of previous
      estimates                                  126,214          253,008
                                                 -------        ---------

Proved reserves, Dec. 31, 1999                   257,061        4,088,078
                                                 =======        =========

PROVED DEVELOPED RESERVES:


   December 31, 1997                             237,194        5,074,002
                                                 =======        =========

   December 31, 1998                             163,199        4,459,632
                                                 =======        =========

   December 31, 1999                             257,061        4,088,078
                                                 =======        =========

                               II-F Partnership
                               ----------------

                                                  Crude           Natural
                                                   Oil              Gas
                                                (Barrels)          (Mcf)
                                                ---------      ------------

Proved reserves, Dec. 31, 1996                   365,138        4,671,485
   Production                                   ( 45,014)      (  586,444)
   Sales of minerals in
      place                                     ( 31,639)      (  403,487)
   Extensions and discoveries                      3,045           75,566
   Revision of previous
      estimates                                   24,289          186,939
                                                 -------        ---------

Proved reserves, Dec. 31, 1997                   315,819        3,944,059
   Production                                   ( 36,915)      (  516,917)
   Sales of minerals in
      place                                     ( 30,197)      (  195,711)
   Extensions and discoveries                     15,660          204,591
   Revision of previous
      estimates                                 ( 23,426)         189,290
                                                 -------        ---------

Proved reserves, Dec. 31, 1998                   240,941        3,625,312
   Production                                   ( 34,859)      (  569,382)
   Sales of minerals in
      place                                     (    183)      (    1,546)
   Revision of previous
      Estimates                                   82,817          160,740
                                                 -------        ---------

Proved reserves, Dec. 31, 1999                   288,716        3,215,124
                                                 =======        =========

PROVED DEVELOPED RESERVES:

   December 31, 1997                             311,286        3,887,405
                                                 =======        =========

   December 31, 1998                             240,941        3,625,312
                                                 =======        =========

   December 31, 1999                             288,716        3,215,124
                                                 =======        =========

                               II-G Partnership
                               ----------------


                                                   Crude          Natural
                                                    Oil             Gas
                                                 (Barrels)         (Mcf)
                                                -----------    ------------

Proved reserves, Dec. 31, 1996                   769,142        10,122,558
   Production                                   ( 94,553)      ( 1,256,464)
   Sales of minerals in
      place                                     ( 66,947)      (   957,722)
   Extensions and discoveries                      6,399           158,060
   Revision of previous
      estimates                                   50,299           382,356
                                                 -------        ----------

Proved reserves, Dec. 31, 1997                   664,340         8,448,788
   Production                                   ( 77,421)      ( 1,105,661)
   Sales of minerals in
      place                                     ( 63,148)      (   412,018)
   Extensions and discoveries                     33,192           439,223
   Revision of previous
      estimates                                 ( 49,470)          397,952
                                                 -------        ----------

Proved reserves, Dec. 31, 1998                   507,493         7,768,284
   Production                                   ( 73,361)      ( 1,210,210)
   Sales of minerals in
      place                                     (    414)      (     3,502)
   Revision of previous
      Estimates                                  173,496           343,572
                                                 -------        ----------

Proved reserves, Dec. 31, 1999                   607,214         6,898,144
                                                 =======        ==========

PROVED DEVELOPED RESERVES:

   December 31, 1997                             654,514         8,325,952
                                                 =======        ==========

   December 31, 1998                             507,493         7,768,284
                                                 =======        ==========

   December 31, 1999                             607,214         6,898,144
                                                 =======        ==========

                               II-H Partnership
                               ----------------

                                                  Crude           Natural
                                                   Oil              Gas
                                                (Barrels)          (Mcf)
                                                ---------      ------------

Proved reserves, Dec. 31, 1996                   180,002        2,493,240
   Production                                   ( 21,998)      (  304,593)
   Sales of minerals in
      place                                     ( 15,766)      (  267,732)
   Extensions and discoveries                      1,500           36,590
   Revision of previous
      estimates                                   11,702           87,477
                                                 -------        ---------

Proved reserves, Dec. 31, 1997                   155,440        2,044,982
   Production                                   ( 17,978)      (  266,337)
   Sales of minerals in
      place                                     ( 14,518)      (   96,575)
   Extensions and discoveries                      7,874          106,568
   Revision of previous
      estimates                                 ( 11,652)          93,717
                                                 -------        ---------

Proved reserves, Dec. 31, 1998                   119,166        1,882,355
   Production                                   ( 17,055)      (  287,724)
   Sales of minerals in
      place                                     (    110)      (      925)
   Revision of previous
      Estimates                                   40,154           79,652
                                                 -------        ---------

Proved reserves, Dec. 31, 1999                   142,155        1,673,358
                                                 =======        =========

PROVED DEVELOPED RESERVES:

   December 31, 1997                             153,015        2,014,661
                                                 =======        =========

   December 31, 1998                             119,166        1,882,355
                                                 =======        =========

   December 31, 1999                             142,155        1,673,358
                                                 =======        =========

      Standardized Measure of Discounted Future Net Cash Flows of Proved Oil and Gas Reserves - Unaudited

      The following tables set forth each of the Partnerships' estimated future net cash flows as of December 31, 1999 relating to proved oil and gas reserves based on the standardized measure as prescribed in SFAS No. 69:


                                                Partnership
                                       ----------------------------------
                                           II-A                 II-B
                                       -------------        -------------

   Future cash inflows                  $32,560,933          $22,234,028
   Future production and
      development costs                ( 11,218,519)        (  7,407,239)
                                         ----------           ----------

         Future net cash
            flows                       $21,342,414          $14,826,789

   10% discount to
      reflect timing of
      cash flows                       (  8,772,202)        (  5,446,450)
                                         ----------           ----------

   Standardized measure
      of discounted
      future net cash
      flows                             $12,570,212          $ 9,380,339
                                         ==========           ==========

                                                  Partnership
                                       ----------------------------------
                                           II-C                 II-D
                                       -------------        -------------

   Future cash inflows                  $12,441,261          $30,279,331
   Future production and
      development costs                (  3,759,714)        ( 10,464,950)
                                         ----------           ----------

         Future net cash
            flows                       $ 8,681,547          $19,814,381

   10% discount to
      reflect timing of
      cash flows                       (  3,612,713)        (  8,687,253)
                                         ----------           ----------

   Standardized measure
      of discounted
      future net cash
      flows                             $ 5,068,834          $11,127,128
                                         ==========           ==========


                                                  Partnership
                                       ----------------------------------
                                           II-E                 II-F
                                       -------------        -------------

   Future cash inflows                  $14,869,537          $13,734,585
   Future production and
      development costs                (  4,478,341)        (  3,599,080)
                                         ----------           ----------

         Future net cash
            flows                       $10,391,196          $10,135,505

   10% discount to
      reflect timing of
      cash flows                       (  4,109,455)        (  4,325,066)
                                         ----------           ----------

   Standardized measure
      of discounted
      future net cash
      flow                              $ 6,281,741          $ 5,810,439
                                         ==========           ==========

                                                  Partnership
                                       ----------------------------------
                                           II-G                 II-H
                                       -------------        -------------

   Future cash inflows                  $29,209,285          $ 6,977,383
   Future production and
      development costs                (  7,713,823)        (  1,864,139)
                                         ----------           ----------

         Future net cash
            flows                       $21,495,462          $ 5,113,244

   10% discount to
      reflect timing of
      cash flows                       (  9,170,889)        (  2,181,990)
                                         ----------           ----------

   Standardized measure
      of discounted
      future net cash
      flows                             $12,324,573          $ 2,931,254
                                         ==========           ==========


The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Partnerships' reserves were determined at December 31, 1999 using oil and gas prices of approximately $22.75 per barrel and $2.24 per Mcf, respectively.

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

*23.1 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-A.

*23.2 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-B.

*23.3 Consent of Ryder Scott Company L.P. for Geodyne Energy Income Limited Partnership II-C.

*23.4 Consent of Ryder Scott Company L.P. for Geodyne Energy Income Limited Partnership II-D.

*23.5 Consent of Ryder Scott Company L.P. for Geodyne Energy Income Limited Partnership II-E.

*23.6 Consent of Ryder Scott Company L.P. for Geodyne Energy Income Limited Partnership II-F.

*23.7 Consent of Ryder Scott Company L.P. for Geodyne Energy Income Limited Partnership II-G.

*23.8 Consent of Ryder Scott Company L.P. for Geodyne Energy Income Limited Partnership II-H.

*27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-A's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

*27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-B's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

*27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-C's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

*27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-D's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

*27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-E's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

*27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-F's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

*27.7 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-G's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

*27.8 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-H's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

            All other Exhibits are omitted as inapplicable.

      ----------

      * Filed herewith.