Form 10-Q
period 2000-03-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP II A; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-E; GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-G; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-H
filed 2000-05-12
CIK 824894, 826345, 833054, 833526, 842881, 850506, 851724, 854062

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2000

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

                     Yes    X             No
                         ------                ------

                         PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                          March 31,   December 31,
                                            2000          1999
                                        ------------  ------------

CURRENT ASSETS:
   Cash and cash equivalents             $  641,726    $  723,978
   Accounts receivable:
     Oil and gas sales                      769,904       702,392
                                         ----------    ----------
       Total current assets              $1,411,630    $1,426,370

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method          3,447,275     3,541,487

DEFERRED CHARGE                             732,855       732,855
                                         ----------    ----------
                                         $5,591,760    $5,700,712
                                         ==========    ==========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                      $   88,569    $  112,953
   Gas imbalance payable                    123,801       123,801
                                         ----------    ----------
       Total current liabilities         $  212,370    $  236,754

ACCRUED LIABILITY                        $  221,438    $  221,438

PARTNERS' CAPITAL (DEFICIT):
   General Partner                      ($  353,035)  ($  380,195)
   Limited Partners, issued and
     outstanding, 484,283 units           5,510,987     5,622,715
                                         ----------    ----------
       Total Partners' capital           $5,157,952    $5,242,520
                                         ----------    ----------
                                         $5,591,760    $5,700,712
                                         ==========    ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                       COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                           2000            1999
                                        ----------       --------

REVENUES:
   Oil and gas sales                    $1,239,736       $659,163
   Interest income                           7,935          2,069
                                        ----------       --------
                                        $1,247,671       $661,232

COSTS AND EXPENSES:
   Lease operating                      $  317,978       $300,920
   Production tax                           59,884         30,240
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            134,920        144,852
   General and administrative
     (Note 2)                              173,088        172,058
                                        ----------       --------
                                        $  685,870       $648,070
                                        ----------       --------

NET INCOME                              $  561,801       $ 13,162
                                        ==========       ========
GENERAL PARTNER - NET INCOME            $   67,529       $  6,349
                                        ==========       ========
LIMITED PARTNERS - NET INCOME           $  494,272       $  6,813
                                        ==========       ========
NET INCOME per unit                     $     1.02       $    .01
                                        ==========       ========
UNITS OUTSTANDING                          484,283        484,283
                                        ==========       ========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                       COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (Unaudited)
                                           2000            1999
                                        ----------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                             $561,801       $ 13,162
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                          134,920        144,852
     (Increase) decrease in accounts
       receivable - oil and gas sales    (  67,512)        57,592
     Decrease in accounts payable        (  24,384)     (  68,687)
                                          --------       --------
Net cash provided by operating
   activities                             $604,825       $146,919
                                          --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                  ($ 40,708)     ($ 30,474)
   Proceeds from sale of oil and
     gas properties                              -          9,641
                                          --------       --------
Net cash used by investing activities    ($ 40,708)     ($ 20,833)
                                          --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                    ($646,369)     ($ 98,821)
                                          --------       --------
Net cash used by financing activities    ($646,369)     ($ 98,821)
                                          --------       --------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                      ($ 82,252)      $ 27,265

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                     723,978        213,480
                                          --------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                          $641,726       $240,745
                                          ========       ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                         March 31,    December 31,
                                           2000           1999
                                        -----------   ------------

CURRENT ASSETS:
   Cash and cash equivalents            $  389,094     $  372,838
   Accounts receivable:
     Oil and gas sales                     532,209        512,039
                                        ----------     ----------
       Total current assets             $  921,303     $  884,877

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method         2,242,375      2,259,415

DEFERRED CHARGE                            230,320        230,320
                                        ----------     ----------
                                        $3,393,998     $3,374,612
                                        ==========     ==========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                     $   67,386     $   89,312
   Gas imbalance payable                    21,890         21,890
                                        ----------     ----------
       Total current liabilities        $   89,276     $  111,202

ACCRUED LIABILITY                       $   97,529     $   97,529

PARTNERS' CAPITAL (DEFICIT):
   General Partner                     ($  288,839)   ($  290,773)
   Limited Partners, issued and
     outstanding, 361,719 units          3,496,032      3,456,654
                                        ----------     ----------
       Total Partners' capital          $3,207,193     $3,165,881
                                        ----------     ----------
                                        $3,393,998     $3,374,612
                                        ==========     ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                       COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                          2000           1999
                                        --------       --------

REVENUES:
   Oil and gas sales                    $849,518       $516,374
   Interest income                         4,321          1,169
                                        --------       --------
                                        $853,839       $517,543

COSTS AND EXPENSES:
   Lease operating                      $199,919       $239,368
   Production tax                         39,791         34,056
   Depreciation, depletion, and
     amortization of oil and gas
     properties                           70,152         97,770
   General and administrative
     (Note 2)                            129,274        127,536
                                        --------       --------
                                        $439,136       $498,730
                                        --------       --------

NET INCOME                              $414,703       $ 18,813
                                        ========       ========
GENERAL PARTNER - NET INCOME            $ 23,325       $  4,793
                                        ========       ========
LIMITED PARTNERS - NET INCOME           $391,378       $ 14,020
                                        ========       ========
NET INCOME per unit                     $   1.08       $    .04
                                        ========       ========
UNITS OUTSTANDING                        361,719        361,719
                                        ========       ========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                       COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                           2000           1999
                                        ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                           $414,703         $ 18,813
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                         70,152           97,770
     (Increase) decrease in accounts
       receivable - oil and gas sales  (  20,170)          15,807
     Increase (decrease) in accounts
       payable                         (  21,926)           2,267
                                        --------         --------
Net cash provided by operating
   activities                           $442,759         $134,657
                                        --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                ($ 53,112)       ($    159)
   Proceeds from sale of oil and
     gas properties                            -           14,780
                                        --------         --------
Net cash provided (used) by investing
   activities                          ($ 53,112)        $ 14,621
                                        --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                  ($373,391)       ($ 94,821)
                                        --------         --------
Net cash used by financing activities  ($373,391)       ($ 94,821)
                                        --------         --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                          $ 16,256         $ 54,457

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                   372,838          107,021
                                        --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                        $389,094         $161,478
                                        ========         ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                          March 31,   December 31,
                                            2000         1999
                                        -----------   ------------

CURRENT ASSETS:
   Cash and cash equivalents             $  210,180    $  204,820
   Accounts receivable:
     Oil and gas sales                      242,338       244,751
                                         ----------    ----------
       Total current assets              $  452,518    $  449,571

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method          1,210,136     1,225,550

DEFERRED CHARGE                             129,664       129,664
                                         ----------    ----------
                                         $1,792,318    $1,804,785
                                         ==========    ==========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                      $   28,859    $   38,355
   Gas imbalance payable                     20,300        20,300
                                         ----------    ----------
       Total current liabilities         $   49,159    $   58,655

ACCRUED LIABILITY                        $   54,063    $   54,063

PARTNERS' CAPITAL (DEFICIT):
   General Partner                      ($  118,591)  ($  119,145)
   Limited Partners, issued and
     outstanding, 154,621 units           1,807,687     1,811,212
                                         ----------    ----------
       Total Partners' capital           $1,689,096    $1,692,067
                                         ----------    ----------
                                         $1,792,318    $1,804,785
                                         ==========    ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                       COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                          2000           1999
                                        --------       --------

REVENUES:
   Oil and gas sales                    $404,217       $241,303
   Interest income                         2,382            879
                                        --------       --------
                                        $406,599       $242,182

COSTS AND EXPENSES:
   Lease operating                      $ 85,031       $ 87,650
   Production tax                         21,927         23,514
   Depreciation, depletion, and
     amortization of oil and gas
     properties                           38,068         53,016
   General and administrative
     (Note 2)                             55,281         54,561
                                        --------       --------
                                        $200,307       $218,741
                                        --------       --------

NET INCOME                              $206,292       $ 23,441
                                        ========       ========
GENERAL PARTNER - NET INCOME            $ 23,817       $  7,028
                                        ========       ========
LIMITED PARTNERS - NET INCOME           $182,475       $ 16,413
                                        ========       ========
NET INCOME per unit                     $   1.18       $    .11
                                        ========       ========
UNITS OUTSTANDING                        154,621        154,621
                                        ========       ========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                       COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (Unaudited)
                                          2000             1999
                                        ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                           $206,292         $ 23,441
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                         38,068           53,016
     Decrease in accounts receivable -
       oil and gas sales                   2,413            8,597
     Increase (decrease) in accounts
       payable                         (   9,496)           1,202
                                        --------         --------
Net cash provided by operating
   activities                           $237,277         $ 86,256
                                        --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                ($ 22,654)       ($     68)
   Proceeds from sale of oil and
     gas properties                            -            6,133
                                        --------         --------
Net cash provided (used) by
   investing activities                ($ 22,654)        $  6,065
                                        --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                  ($209,263)       ($ 40,598)
                                        --------         --------
Net cash used by financing activities  ($209,263)       ($ 40,598)
                                        --------         --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                          $  5,360         $ 51,723

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                   204,820           66,617
                                        --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                        $210,180         $118,340
                                        ========         ========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                         March 31,    December 31,
                                           2000           1999
                                       ------------   ------------

CURRENT ASSETS:
   Cash and cash equivalents            $  490,135     $  547,528
   Accounts receivable:
     Oil and gas sales                     513,748        461,491
                                        ----------     ----------
       Total current assets             $1,003,883     $1,009,019

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method         2,240,617      2,315,758

DEFERRED CHARGE                            415,812        415,812
                                        ----------     ----------
                                        $3,660,312     $3,740,589
                                        ==========     ==========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                     $   60,009     $   76,408
   Gas imbalance payable                   114,149        114,149
                                        ----------     ----------
       Total current liabilities        $  174,158     $  190,557

ACCRUED LIABILITY                       $  146,343     $  146,343

PARTNERS' CAPITAL (DEFICIT):
   General Partner                     ($  230,145)   ($  236,260)
   Limited Partners, issued and
     outstanding, 314,878 units          3,569,956      3,639,949
                                        ----------     ----------
       Total Partners' capital          $3,339,811     $3,403,689
                                        ----------     ----------
                                        $3,660,312     $3,740,589
                                        ==========     ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                       COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                          2000           1999
                                        ---------      ---------

REVENUES:
   Oil and gas sales                    $832,083       $505,415
   Interest income                         6,080          3,084
   Loss on sale of oil and
     gas properties                    (   2,474)             -
                                        --------       --------
                                        $835,689       $508,499

COSTS AND EXPENSES:
   Lease operating                      $177,903       $245,252
   Production tax                         50,326         40,297
   Depreciation, depletion, and
     amortization of oil and gas
     properties                           72,748         96,943
   General and administrative
     (Note 2)                            112,549        111,008
                                        --------       --------
                                        $413,526       $493,500
                                        --------       --------

NET INCOME                              $422,163       $ 14,999
                                        ========       ========
GENERAL PARTNER - NET INCOME            $ 48,156       $  4,473
                                        ========       ========
LIMITED PARTNERS - NET INCOME           $374,007       $ 10,526
                                        ========       ========
NET INCOME per unit                     $   1.19       $    .03
                                        ========       ========
UNITS OUTSTANDING                        314,878        314,878
                                        ========       ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                       COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (Unaudited)
                                          2000            1999
                                        --------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                           $422,163         $ 14,999
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                         72,748           96,943
     Loss on sale of oil and gas
       properties                          2,474                -
     (Increase) decrease in accounts
       receivable - oil and gas sales  (  52,257)          31,159
     Decrease in accounts payable      (  16,399)       (     889)
                                        --------         --------
Net cash provided by operating
   activities                           $428,729         $142,212
                                        --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                ($     81)       ($  2,070)
                                        --------         --------
Net cash used by investing activities  ($     81)       ($  2,070)
                                        --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                  ($486,041)       ($175,936)
                                        --------         --------
Net cash used by financing activities  ($486,041)       ($175,936)
                                        --------         --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                         ($ 57,393)       ($ 35,794)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                   547,528          311,556
                                        --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                        $490,135         $275,762
                                        ========         ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                         March 31,    December 31,
                                           2000           1999
                                       ------------   ------------

CURRENT ASSETS:
   Cash and cash equivalents            $  310,670     $  450,833
   Accounts receivable:
     Oil and gas sales                     340,653        319,501
     General Partner (Note 2)                3,500              -
                                        ----------     ----------
       Total current assets             $  654,823     $  770,334

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method         1,951,389      2,035,168

DEFERRED CHARGE                            216,068        216,068
                                        ----------     ----------
                                        $2,822,280     $3,021,570
                                        ==========     ==========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                     $   31,832     $   48,834
   Gas imbalance payable                    37,480        151,074
                                        ----------     ----------
       Total current liabilities        $   69,312     $  199,908

ACCRUED LIABILITY                       $   42,252     $   42,252

PARTNERS' CAPITAL (DEFICIT):
   General Partner                     ($  147,899)   ($  162,586)
   Limited Partners, issued and
     outstanding, 228,821 units          2,858,615      2,941,996
                                        ----------     ----------
       Total Partners' capital          $2,710,716     $2,779,410
                                        ----------     ----------
                                        $2,822,280     $3,021,570
                                        ==========     ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                       COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                         2000            1999
                                       ---------       --------

REVENUES:
   Oil and gas sales                    $509,305       $328,051
   Interest income                         4,898          3,391
   Gain on sale of oil and
     gas properties                        1,977            367
                                        --------       --------
                                        $516,180       $331,809

COSTS AND EXPENSES:
   Lease operating                      $ 96,208       $125,145
   Production tax                         23,085         22,588
   Depreciation, depletion, and
     amortization of oil and gas
     properties                           81,262        110,938
   General and administrative
     (Note 2)                             81,800         80,718
                                        --------       --------
                                        $282,355       $339,389
                                        --------       --------

NET INCOME (LOSS)                       $233,825      ($  7,580)
                                        ========       ========
GENERAL PARTNER - NET INCOME            $ 30,206       $  3,889
                                        ========       ========
LIMITED PARTNERS - NET
   INCOME (LOSS)                        $203,619      ($ 11,469)
                                        ========       ========
NET INCOME (LOSS) per unit              $    .89      ($    .05)
                                        ========       ========
UNITS OUTSTANDING                        228,821        228,821
                                        ========       ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                       COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                           2000           1999
                                         ---------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                     $233,825       ($  7,580)
   Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                          81,262         110,938
     Gain on sale of oil and gas
       properties                       (   1,977)      (     367)
     (Increase) decrease in accounts
       receivable - oil and gas sales   (  21,152)         18,284
     Increase in accounts receivable -
       General Partner                  (   3,500)              -
     Decrease in accounts payable       (  17,002)      (     768)
     Decrease in gas imbalance payable  ( 113,594)              -
                                         --------        --------
Net cash provided by operating
   activities                            $157,862        $120,507
                                         --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                 ($  1,392)      ($    282)
   Proceeds from sale of oil and
     gas properties                         5,886             708
                                         --------        --------
Net cash provided by investing
   activities                            $  4,494        $    426
                                         --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                   ($302,519)      ($240,874)
                                         --------        --------
Net cash used by financing activities   ($302,519)      ($240,874)
                                         --------        --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                          ($140,163)      ($119,941)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                    450,833         376,779
                                         --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                         $310,670        $256,838
                                         ========        ========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                         March 31,    December 31,
                                           2000           1999
                                       ------------   ------------

CURRENT ASSETS:
   Cash and cash equivalents             $  293,845    $  280,098
   Accounts receivable:
     Oil and gas sales                      308,389       286,995
     General Partner (Note 2)                 8,555             -
                                         ----------    ----------
       Total current assets              $  610,789    $  567,093

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method          1,727,158     1,792,192

DEFERRED CHARGE                              34,366        34,366
                                         ----------    ----------
                                         $2,372,313    $2,393,651
                                         ==========    ==========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                      $   26,440    $   27,269
   Gas imbalance payable                      5,208         5,208
                                         ----------    ----------
       Total current liabilities         $   31,648    $   32,477

ACCRUED LIABILITY                        $   22,508    $   22,508

PARTNERS' CAPITAL (DEFICIT):
   General Partner                      ($  110,787)  ($  112,893)
   Limited Partners, issued and
     outstanding, 171,400 units           2,428,944     2,451,559
                                         ----------    ----------
       Total Partners' capital           $2,318,157    $2,338,666
                                         ----------    ----------
                                         $2,372,313    $2,393,651
                                         ==========    ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                       COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                           2000           1999
                                         ---------      ---------

REVENUES:
   Oil and gas sales                      $507,658       $394,229
   Interest income                           3,154          1,781
   Gain on sale of oil and
     gas properties                          8,555            898
                                          --------       --------
                                          $519,367       $396,908

COSTS AND EXPENSES:
   Lease operating                        $ 87,404       $132,770
   Production tax                           27,202         25,231
   Depreciation, depletion, and
     amortization of oil and gas
     properties                             68,750        111,013
   General and administrative
     (Note 2)                               61,281         60,495
                                          --------       --------
                                          $244,637       $329,509
                                          --------       --------

NET INCOME                                $274,730       $ 67,399
                                          ========       ========
GENERAL PARTNER - NET INCOME              $ 33,345       $ 16,553
                                          ========       ========
LIMITED PARTNERS - NET INCOME             $241,385       $ 50,846
                                          ========       ========
NET INCOME per unit                       $   1.41       $    .30
                                          ========       ========
UNITS OUTSTANDING                          171,400        171,400
                                          ========       ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                       COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                          2000            1999
                                        --------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                           $274,730         $ 67,399
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                         68,750          111,013
     Gain on sale of oil and gas
       properties                      (   8,555)       (     898)
     Increase in accounts receivable -
       oil and gas sales               (  21,394)       (   5,378)
     Increase in accounts receivable -
       General Partner                 (   8,555)               -
     Increase (decrease) in accounts
       payable                         (     829)           3,858
                                        --------         --------
Net cash provided by operating
   activities                           $304,147         $175,994
                                        --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                ($  3,716)       ($  7,922)
   Proceeds from sale of oil and
     gas properties                        8,555            3,382
                                        --------         --------
Net cash provided (used) by
   investing activities                 $  4,839        ($  4,540)
                                        --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                  ($295,239)       ($157,866)
                                        --------         --------
Net cash used by financing activities  ($295,239)       ($157,866)
                                        --------         --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                          $ 13,747         $ 13,588

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                   280,098          153,240
                                        --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                        $293,845         $166,828
                                        ========         ========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                         March 31,    December 31,
                                           2000          1999
                                       ------------   ------------

CURRENT ASSETS:
   Cash and cash equivalents             $  654,159    $  633,816
   Accounts receivable:
     Oil and gas sales                      619,429       605,936
     General Partner (Note 2)                17,889             -
                                         ----------    ----------
       Total current assets              $1,291,477    $1,239,752

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method          3,716,299     3,857,776

DEFERRED CHARGE                              77,306        77,306
                                         ----------    ----------
                                         $5,085,082    $5,174,834
                                         ==========    ==========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                      $   57,155    $   58,877
   Gas imbalance payable                     11,288        11,288
                                         ----------    ----------
       Total current liabilities         $   68,443    $   70,165

ACCRUED LIABILITY                        $   52,863    $   52,863

PARTNERS' CAPITAL (DEFICIT):
   General Partner                      ($  241,951)  ($  266,026)
   Limited Partners, issued and
     outstanding, 372,189 units           5,205,727     5,317,832
                                         ----------    ----------
       Total Partners' capital           $4,963,776    $5,051,806
                                         ----------    ----------
                                         $5,085,082    $5,174,834
                                         ==========    ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                       COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                           2000          1999
                                        ----------     ---------

REVENUES:
   Oil and gas sales                    $1,040,439     $852,036
   Interest income                           7,327        3,885
   Gain on sale of oil and
     gas properties                         17,889        1,878
                                        ----------     --------
                                        $1,065,655     $857,799

COSTS AND EXPENSES:
   Lease operating                      $  187,170     $282,304
   Production tax                           57,717       54,538
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            149,290      241,511
   General and administrative
     (Note 2)                              133,035      131,150
                                        ----------     --------
                                        $  527,212     $709,503
                                        ----------     --------

NET INCOME                              $  538,443     $148,296
                                        ==========     ========
GENERAL PARTNER - NET INCOME            $   66,548     $ 16,881
                                        ==========     ========
LIMITED PARTNERS - NET INCOME           $  471,895     $131,415
                                        ==========     ========
NET INCOME per unit                     $     1.27     $    .35
                                        ==========     ========
UNITS OUTSTANDING                          372,189      372,189
                                        ==========     ========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                       COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                            2000          1999
                                          --------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                             $538,443       $148,296
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                          149,290        241,511
     Gain on sale of oil and gas
       properties                        (  17,889)     (   1,878)
     Increase in accounts receivable -
       oil and gas sales                 (  13,493)     (  26,767)
     Increase in accounts receivable -
       General Partner                   (  17,889)             -
     Increase (decrease) in accounts
       payable                           (   1,722)         8,073
                                          --------       --------
Net cash provided by operating
   activities                             $636,740       $369,235
                                          --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                  ($  7,813)     ($ 17,119)
   Proceeds from sale of oil and
     gas properties                         17,889          7,244
                                          ---------      --------
Net cash provided (used) by
   investing activities                   $ 10,076      ($  9,875)
                                          --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                    ($626,473)     ($342,629)
                                          --------       --------
Net cash used by financing activities    ($626,473)     ($342,629)
                                          --------       --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                            $ 20,343       $ 16,731

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                     633,816        333,168
                                          --------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                          $654,159       $349,899
                                          ========       ========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                         March 31,    December 31,
                                           2000          1999
                                        -----------   ------------

CURRENT ASSETS:
   Cash and cash equivalents             $  153,298    $  147,018
   Accounts receivable:
     Oil and gas sales                      132,331       143,876
     General Partner (Note 2)                 4,138             -
                                         ----------    ----------
       Total current assets              $  289,767    $  290,894

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method            874,045       906,816

DEFERRED CHARGE                              18,072        18,072
                                         ----------    ----------
                                         $1,181,884    $1,215,782
                                         ==========    ==========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                      $   14,069    $   14,504
   Gas imbalance payable                      2,789         2,789
                                         ----------    ----------
       Total current liabilities         $   16,858    $   17,293

ACCRUED LIABILITY                        $   11,016    $   11,016

PARTNERS' CAPITAL (DEFICIT):
   General Partner                      ($   67,387)  ($   66,614)
   Limited Partners, issued and
     outstanding, 91,711 units            1,221,397     1,254,087
                                         ----------    ----------
       Total Partners' capital           $1,154,010    $1,187,473
                                         ----------    ----------
                                         $1,181,884    $1,215,782
                                         ==========    ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                       COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                            2000          1999
                                          --------     ----------

REVENUES:
   Oil and gas sales                      $222,609       $198,192
   Interest income                           1,676            813
   Gain on sale of oil and
     gas properties                          4,138            434
                                          --------       --------
                                          $228,423       $199,439

COSTS AND EXPENSES:
   Lease operating                        $ 45,307       $ 67,400
   Production tax                           13,014         12,641
   Depreciation, depletion, and
     amortization of oil and gas
     properties                             34,596         55,089
   General and administrative
     (Note 2)                               32,759         32,388
                                          --------       --------
                                          $125,676       $167,518
                                          --------       --------

NET INCOME                                $102,747       $ 31,921
                                          ========       ========
GENERAL PARTNER - NET INCOME              $  6,437       $  3,759
                                          ========       ========
LIMITED PARTNERS - NET INCOME             $ 96,310       $ 28,162
                                          ========       ========
NET INCOME per unit                       $   1.05       $    .31
                                          ========       ========
UNITS OUTSTANDING                           91,711         91,711
                                          ========       ========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                       COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                            2000           1999
                                          --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                             $102,747        $31,921
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                           34,596         55,089
     Gain on sale of oil and gas
       properties                        (   4,138)      (    434)
     (Increase) decrease in accounts
       receivable - oil and gas sales       11,545       (  2,799)
     Increase in accounts receivable -
       General Partner                   (   4,138)             -
     Increase (decrease) in accounts
       payable                           (     435)         1,901
                                          --------        -------
Net cash provided by operating
   activities                             $140,177        $85,678
                                          --------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                  ($  1,825)      ($ 4,203)
   Proceeds from sale of oil and
     gas properties                          4,138          1,756
                                          --------        -------
Net cash provided (used) by investing
   activities                             $  2,313       ($ 2,447)
                                          --------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                    ($136,210)      ($82,348)
                                          --------        -------
Net cash used by financing activities    ($136,210)      ($82,348)
                                          --------        -------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                            $  6,280        $   883

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                     147,018         78,275
                                          --------        -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                          $153,298        $79,158
                                          ========        =======


         The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
             CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of March 31, 2000, combined statements of operations for the three months ended March 31, 2000 and 1999, and combined statements of cash flows for the three months ended March 31, 2000 and 1999 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a
      "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at March 31, 2000, the combined results of operations for the three months ended March 31, 2000 and 1999, and the combined cash flows for the three months ended March 31, 2000 and 1999.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1999. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended March 31, 2000 the following payments were made to the General Partner or its affiliates by the Partnerships:

                            Direct General       Administrative
           Partnership     and Administrative       Overhead
           -----------     -------------------   ---------------
              II-A               $45,645             $127,443
              II-B                34,084               95,190
              II-C                14,592               40,689
              II-D                29,686               82,863
              II-E                21,584               60,216
              II-F                16,176               45,105
              II-G                35,091               97,944
              II-H                 8,624               24,135

      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.

      The receivable from the General Partner at March 31, 2000 for the II-E, II-F, II-G and II-H Partnerships represents proceeds due to the
      Partnerships from the sale of oil and gas properties to third parties during the first quarter of 2000. Subsequent to March 31, 2000, this receivable was collected by the Partnerships.

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 2000 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      During the three months ended March 31, 2000, capital expenditures incurred by the II-A, II-B, and II-C Partnerships totaled $40,708, $53,112, and $22,654, respectively. These expenditures were primarily for the recompletion of the Myron No. 2 well located in Grayson County, Texas. These recompletion activities were conducted in order to improve the recovery of reserves.

RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variables affecting the Partnerships' revenues are the prices received for the sale of oil and gas and the volumes of oil and gas produced. The Partnerships' production is mainly natural gas, so such pricing and volumes are the most significant factors.

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Partnerships' gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Recent gas prices have been higher than the Partnerships' historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to low prices in 1998.

      II-A PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.

                                      Three Months Ended March 31,
                                      ----------------------------
                                            2000            1999
                                         ----------       --------
      Oil and gas sales                  $1,239,736       $659,163
      Oil and gas production expenses    $  377,862       $331,160
      Barrels produced                       21,752         23,324
      Mcf produced                          274,250        260,569
      Average price/Bbl                  $    25.50       $  10.70
      Average price/Mcf                  $     2.50       $   1.57

      As shown in the table above, total oil and gas sales increased $580,573 (88.1%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Of this increase, approximately $322,000 and $254,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil sold decreased 1,572 barrels, while volumes of gas sold increased 13,681 Mcf for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Average oil and gas prices increased to $25.50 per barrel and $2.50 per Mcf, respectively, for the three months ended March 31, 2000 from $10.70 per barrel and $1.57 per Mcf, respectively, for the three months ended March 31, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $46,702 (14.1%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) production tax credits received from the operator on several wells during the three months ended March 31, 1999, and (iii) surface repair and maintenance expenses incurred on one significant well during the three months ended March 31, 2000. These increases were partially offset by workover expenses incurred on two other wells during the three months ended March 31, 1999 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 30.5% for the three months ended March 31, 2000 from 50.2% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $9,932 (6.9%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. As a percentage of oil and gas sales, this expense decreased to 10.9% for the three months ended March 31, 2000 from 22.0% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. As a percentage of oil and gas sales, these expenses decreased to 14.0% for the three months ended March 31, 2000 from 26.1% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The II-A Partnership achieved payout during the three months ended March 31, 2000. After payout, operations and revenues for the II-A Partnership have been and will be allocated using the after payout percentages. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners. See the Partnerships' Annual Report on Form 10-K for the year ended December 31, 1999 for a further discussion of pre and post payout allocations of income and expense.

      The Limited Partners have received cash distributions through March 31, 2000 totaling $48,610,357 or 100.38% of the Limited Partners' capital contributions.

      II-B PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.

                                      Three Months Ended March 31,
                                      ----------------------------
                                           2000            1999
                                         --------        --------
      Oil and gas sales                  $849,518        $516,374
      Oil and gas production expenses    $239,710        $273,424
      Barrels produced                     14,891          14,932
      Mcf produced                        195,055         220,787
      Average price/Bbl                  $  25.43        $  10.75
      Average price/Mcf                  $   2.41        $   1.61

      As shown in the table above, total oil and gas sales increased $333,144 (64.5%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Of this increase, approximately $218,000 and $157,000, respectively, were related to increases in the average prices of oil and gas sold. These price increases were partially offset by a decrease of approximately $41,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 41 barrels and 25,732 Mcf, respectively, for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) the curtailment of sales during the three months ended March 31, 2000 on one significant well due to the II-B Partnership's overproduced gas balancing position in that well, and (iii) negative prior period volume adjustments made by the purchaser on another significant well during the three months ended March 31, 2000. Average oil and gas prices increased to $25.43 per barrel and $2.41 per Mcf, respectively, for the three months ended March 31, 2000 from $10.75 per barrel and $1.61 per Mcf, respectively, for the three months ended March 31, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $33,714 (12.3%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold and (ii) workover expenses incurred on two significant wells during the three months ended March 31, 1999 in order to improve the recovery of reserves. These decreases were partially offset by (i) an increase in environmental expenses on a waterflood unit during the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 28.2% for the three months ended March 31, 2000 from 53.0% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $27,618 (28.2%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999 and the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 8.3% for the three months ended March 31, 2000 from 18.9% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $1,738 (1.4%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. As a percentage of oil and gas sales, these expenses decreased to 15.2% for the three months ended March 31, 2000 from 24.7% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through March 31, 2000 totaling $35,274,916 or 97.52% of the Limited Partners' capital contributions.

      II-C PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.

                                      Three Months Ended March 31,
                                      ----------------------------
                                             2000           1999
                                           --------       --------
      Oil and gas sales                    $404,217       $241,303
      Oil and gas production expenses      $106,958       $111,164
      Barrels produced                        4,495          4,701
      Mcf produced                          114,902        116,384
      Average price/Bbl                    $  26.20       $  10.81
      Average price/Mcf                    $   2.49       $   1.64

      As shown in the table above, total oil and gas sales increased $162,914 (67.5%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Of this increase, approximately $69,000 and $98,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 206 barrels and 1,482 Mcf, respectively, for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Average oil and gas prices increased to $26.20 per barrel and $2.49 per Mcf, respectively, for the three months ended March 31, 2000 from $10.81 per barrel and $1.64 per Mcf, respectively, for the three months ended March 31, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $4,206 (3.8%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This decrease was primarily due to (i) positive prior period production tax adjustments made by the purchaser on two significant wells during the three months ended March 31, 1999 and (ii) negative prior period production tax adjustments made by the purchaser on several other wells during the three months ended March 31, 2000. These decreases were substantially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 26.5% for the three months ended March 31, 2000 from 46.1% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $14,948 (28.2%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 9.4% for the three months ended March 31, 2000 from 22.0% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $720 (1.3%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. As a percentage of oil and gas sales, these expenses decreased to 13.7% for the three months ended March 31, 2000 from 22.6% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through March 31, 2000 totaling $16,077,686 or 103.98% of the Limited Partners' capital contributions.

      II-D PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.

                                     Three Months Ended March 31,
                                     ----------------------------
                                            2000            1999
                                          --------        --------
      Oil and gas sales                   $832,083        $505,415
      Oil and gas production expenses     $228,229        $285,549
      Barrels produced                       7,425           9,304
      Mcf produced                         250,374         223,820
      Average price/Bbl                   $  27.36        $  10.21
      Average price/Mcf                   $   2.51        $   1.83

      As shown in the table above, total oil and gas sales increased $326,668 (64.6%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Of this increase, approximately $127,000 and $170,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $49,000 was related to an increase in volumes of gas sold. Volumes of oil sold decreased 1,879 barrels, while volumes of gas sold increased 26,554 Mcf for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The decrease in volumes of oil sold was primarily due to a negative prior period volume adjustment made by the operator on one significant well during the three months ended March 31, 2000 and a positive prior period volume adjustment made by the operator on two other significant wells during the three months ended March 31, 1999. The increase in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended March 31, 2000, (ii) an increase in production on one significant well due to the successful workover of that well during 1999, and (iii) the II-D Partnership's receipt of an increased percentage of sales on one significant well during the three months ended March 31, 2000 due to its underproduced gas balancing position in that well. Average oil and gas prices increased to $27.36 per barrel and $2.51 per Mcf, respectively, for the three months ended March 31, 2000 from $10.21 per barrel and $1.83 per Mcf, respectively, for the three months ended March 31, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $57,320 (20.1%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This decrease was primarily due to workover expenses incurred on several wells during the three months ended March 31, 1999 in order to improve the recovery of reserves. These decreases were partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 27.4% for the three months ended March 31, 2000 from 56.5% for the three months ended March 31, 1999. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses and the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $24,195 (25.0%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 8.7% for the three months ended March 31, 2000 from 19.2% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization expenses.

      General and administrative expenses increased $1,541 (1.4%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. As a percentage of oil and gas sales, these expenses decreased to 13.5% for the three months ended March 31, 2000 from 22.0% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through March 31, 2000 totaling $32,548,903 or 103.37% of the Limited Partners' capital contributions.

      II-E PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.

                                      Three Months Ended March 31,
                                      ----------------------------
                                             2000           1999
                                           --------       --------
      Oil and gas sales                    $509,305       $328,051
      Oil and gas production expenses      $119,293       $147,733
      Barrels produced                        7,222          8,860
      Mcf produced                          159,822        154,199
      Average price/Bbl                    $  28.92       $  11.17
      Average price/Mcf                    $   1.88       $   1.49

      As shown in the table above, total oil and gas sales increased $181,254 (55.3%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Of this increase, approximately $128,000 and $63,000, respectively, were related to increases in the average prices of oil and gas sold. These price increases were partially offset by a decrease of approximately $18,000 related to a decrease in the volumes of oil sold. Volumes of oil sold decreased 1,638 barrels, while volumes of gas sold increased 5,623 Mcf for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The decrease in volumes of oil sold was primarily due to (i) a negative prior period volume adjustment made by the operator on one significant well during the three months ended March 31, 2000, (ii) a positive prior period volume adjustment made by the operator on another significant well during the three months ended March 31, 1999, and (iii) normal declines in production. These decreases were partially offset by a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended March 31, 2000. Average oil and gas prices increased to $28.92 per barrel and $1.88 per Mcf, respectively, for the three months ended March 31, 2000 from $11.17 per barrel and $1.49 per Mcf, respectively, for the three months ended March 31, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $28,440 (19.3%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This decrease was primarily due to workover expenses incurred on several wells during the three months ended March 31, 1999 in order to improve the recovery of reserves and a decrease in repair and maintenance expenses incurred on one significant well during the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. As a percentage of oil and gas sales, these expenses decreased to 23.4% for the three months ended March 31, 2000 from 45.0% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $29,676 (26.8%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 16.0% for the three months ended March 31, 2000 from 33.8% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization expenses.

      General and administrative expenses increased $1,082 (1.3%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. As a percentage of oil and gas sales, these expenses decreased to 16.1% for the three months ended March 31, 2000 from 24.6% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2000  totaling   $23,570,574  or  103.01%  of  Limited  Partners'  capital
      contributions.

      II-F PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.

                                      Three Months Ended March 31,
                                      ----------------------------
                                             2000           1999
                                           --------       --------
      Oil and gas sales                    $507,658       $394,229
      Oil and gas production expenses      $114,606       $158,001
      Barrels produced                        7,841         10,481
      Mcf produced                          143,045        186,584
      Average price/Bbl                    $  27.32       $  10.34
      Average price/Mcf                    $   2.05       $   1.53

      As shown in the table above, total oil and gas sales increased $113,429 (28.8%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Of this increase, approximately $133,000 and $74,000, respectively, were related to increases in the average prices of oil and gas sold. These price increases were partially offset by decreases of approximately $27,000 and $67,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 2,640 barrels and 43,539 Mcf, respectively, for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The decrease in volumes of oil sold was primarily due to positive prior period volume adjustments made by the operators on two significant wells during the three months ended March 31, 1999 and normal declines in production. The decrease in volumes of gas sold was primarily due to a positive prior period volume adjustment made by the operator on another significant well during the three months ended March 31, 1999 and normal declines in production. Average oil and gas prices increased to $27.32 per barrel and $2.05 per Mcf, respectively, for the three months ended March 31, 2000 from $10.34 per barrel and $1.53 per Mcf, respectively, for the three months ended March 31, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $43,395 (27.5%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, (ii) workover expenses incurred on one significant well during the three months ended March 31, 1999 in order to improve the recovery of reserves, and
      (iii) positive prior period lease operating expense adjustments made by the operator on another significant well during the three months ended March 31, 1999. As a percentage of oil and gas sales, these expenses decreased to 22.6% for the three months ended March 31, 2000 from 40.1% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $42,263 (38.1%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This decrease was primarily due to the decreases in volumes of oil and gas sold and upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 13.5% for the three months ended March 31, 2000 from 28.2% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $786 (1.3%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. As a percentage of oil and gas sales, these expenses decreased to 12.1% for the three months ended March 31, 2000 from 15.3% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2000  totaling   $18,021,051  or  105.14%  of  Limited  Partners'  capital
      contributions.

      II-G PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.

                                      Three Months Ended March 31,
                                      ----------------------------
                                              2000         1999
                                           ----------    ---------
      Oil and gas sales                    $1,040,439     $852,036
      Oil and gas production expenses      $  244,887     $336,842
      Barrels produced                         16,431       22,078
      Mcf produced                            310,428      406,215
      Average price/Bbl                    $    27.33     $  10.34
      Average price/Mcf                    $     1.91     $   1.54

      As shown in the table above, total oil and gas sales increased $188,403 (22.1%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Of this increase, approximately $279,000 and $114,000, respectively, were related to increases in the average prices of oil and gas sold. These price increases were partially offset by decreases of approximately $58,000 and $147,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 5,647 barrels and 95,787 Mcf, respectively, for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The decrease in volumes of oil sold was primarily due to positive prior period volume adjustments made by the operators on two significant wells during the three months ended March 31, 1999 and normal declines in production. The decrease in volumes of gas sold was primarily due to a positive prior period volume adjustment made by the operator on another significant well during the three months ended March 31, 1999 and normal declines in production. Average oil and gas prices increased to $27.33 per barrel and $1.91 per Mcf, respectively, for the three months ended March 31, 2000 from $10.34 per barrel and $1.54 per Mcf, respectively, for the three months ended March 31, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $91,955 (27.3%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, (ii) workover expenses incurred on one significant well during the three months ended March 31, 1999 in order to improve the recovery of reserves, and
      (iii) positive prior period lease operating expense adjustments made by the operator on another significant well during the three months ended March 31, 1999. As a percentage of oil and gas sales, these expenses decreased to 23.5% for the three months ended March 31, 2000 from 39.5% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $92,221 (38.2%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This decrease was primarily due to the decreases in volumes of oil and gas sold and upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 14.3% for the three months ended March 31, 2000 from 28.3% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,885 (1.4%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. As a percentage of oil and gas sales, these expenses decreased to 12.8% for the three months ended March 31, 2000 from 15.4% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The II-G Partnership achieved payout during the three months ended March 31, 2000. After payout, operations and revenues for the II-G Partnership have been and will be allocated using the after payout percentages. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners. See the Partnerships' Annual Report on Form 10-K for the year ended December 31, 1999 for a further discussion of pre and post payout allocations of income and expense.

      The Limited  Partners have received cash  distributions  through March 31,
      2000  totaling   $37,266,371  or  100.13%  of  Limited  Partners'  capital
      contributions.

      II-H PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.

                                      Three Months Ended March 31,
                                      ----------------------------
                                             2000           1999
                                           --------       --------
      Oil and gas sales                    $222,609       $198,192
      Oil and gas production expenses      $ 58,321       $ 80,041
      Barrels produced                        3,831          5,155
      Mcf produced                           72,673         94,271
      Average price/Bbl                    $  27.31       $  10.34
      Average price/Mcf                    $   1.62       $   1.54

      As shown in the table above, total oil and gas sales increased $24,417 (12.3%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Of this increase, approximately $65,000 and $6,000, respectively, were related to increases in the average prices of oil and gas sold. These price increases were partially offset by decreases of approximately $14,000 and $33,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 1,324 barrels and 21,598 Mcf, respectively, for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The decrease in volumes of oil sold was primarily due to positive prior period volume adjustments made by the operators on two significant wells during the three months ended March 31, 1999 and normal declines in production. The decrease in volumes of gas sold was primarily due to a positive prior period volume adjustment made by the operator on another significant well during the three months ended March 31, 1999 and normal declines in production. Average oil and gas prices increased to $27.31 per barrel and $1.62 per Mcf, respectively, for the three months ended March 31, 2000 from $10.34 per barrel and $1.54 per Mcf, respectively, for the three months ended March 31, 1999.


      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $21,720 (27.1%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, (ii) workover expenses incurred on one significant well during the three months ended March 31, 1999 in order to improve the recovery of reserves, and
      (iii) positive prior period lease operating expense adjustments made by the operator on another significant well during the three months ended March 31, 1999. As a percentage of oil and gas sales, these expenses decreased to 26.2% for the three months ended March 31, 2000 from 40.4% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $20,493 (37.2%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This decrease was primarily due to the decreases in volumes of oil and gas sold and upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 15.5% for the three months ended March 31, 2000 from 27.8% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $371 (1.1%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. As a percentage of oil and gas sales, these expenses decreased to 14.7% for the three months ended March 31, 2000 from 16.3% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2000  totaling   $8,673,364  or  94.57%  of  Limited   Partners'   capital
      contributions.


YEAR 2000 COMPUTER ISSUES
-------------------------

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

                          PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

27.1 Financial Data Schedule containing summary financial information extracted from the II-A Partnership's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the II-B Partnership's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the II-C Partnership's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the II-D Partnership's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the II-E Partnership's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

27.6 Financial Data Schedule containing summary financial information extracted from the II-F Partnership's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

27.7 Financial Data Schedule containing summary financial information extracted from the II-G Partnership's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

27.8 Financial Data Schedule containing summary financial information extracted from the II-H Partnership's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

                     All other exhibits are omitted as inapplicable.

(b)   Reports on Form 8-K.

           Current Report on Form 8-K filed during the first quarter of 2000:

           Date of Event:                 January 28, 2000
           Date filed with the SEC:       January 28, 2000
           Items included:                Item 5 - Other Events
                                          Item 7 - Exhibits

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

                                  (Registrant)

                               BY:  GEODYNE RESOURCES, INC.

                                    General Partner


Date:  May 12, 2000            By:      /s/Dennis R. Neill
                                  --------------------------------
                                       (Signature)
                                       Dennis R. Neill
                                       President


Date:  May 12, 2000            By:     /s/Patrick M. Hall
                                  --------------------------------
                                      (Signature)
                                      Patrick M. Hall
                                      Principal Accounting Officer

INDEX TO EXHIBITS


NUMBER     DESCRIPTION
------     -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-A's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-B's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-C's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-D's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-E's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-F's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

27.7 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-G's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

27.8 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-H's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

           All other exhibits are omitted as inapplicable.