Form 10-Q
period 2000-06-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP II A; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-E; GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-G; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-H
filed 2000-08-14
CIK 824894, 826345, 833054, 833526, 842881, 850506, 851724, 854062

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2000

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

                     Yes    X             No
                         ------                ------

                         PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                          June 30,    December 31,
                                            2000          1999
                                        ------------  ------------

CURRENT ASSETS:
   Cash and cash equivalents             $  787,909    $  723,978
   Accounts receivable:
     Oil and gas sales                      973,256       702,392
                                         ----------    ----------
       Total current assets              $1,761,165    $1,426,370

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method          3,333,224     3,541,487

DEFERRED CHARGE                             732,855       732,855
                                         ----------    ----------
                                         $5,827,244    $5,700,712
                                         ==========    ==========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                      $   88,495    $  112,953
   Gas imbalance payable                    123,801       123,801
                                         ----------    ----------
       Total current liabilities         $  212,296    $  236,754

ACCRUED LIABILITY                        $  221,438    $  221,438

PARTNERS' CAPITAL (DEFICIT):
   General Partner                      ($  333,701)  ($  380,195)
   Limited Partners, issued and
     outstanding, 484,283 units           5,727,211     5,622,715
                                         ----------    ----------
       Total Partners' capital           $5,393,510    $5,242,520
                                         ----------    ----------
                                         $5,827,244    $5,700,712
                                         ==========    ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                       COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                           2000           1999
                                        ----------     ----------

REVENUES:
   Oil and gas sales                    $1,405,952     $  834,862
   Interest income                           8,567          2,621
   Gain on sale of oil and gas
     properties                                309              -
   Insurance settlement                          -        202,500
                                        ----------     ----------
                                        $1,414,828     $1,039,983

COSTS AND EXPENSES:
   Lease operating                      $  237,657     $  257,236
   Production tax                           80,209         42,773
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            124,158        143,393
   General and administrative
     (Note 2)                              132,202        135,570
                                        ----------     ----------
                                        $  574,226     $  578,972
                                        ----------     ----------

NET INCOME                              $  840,602     $  461,011
                                        ==========     ==========
GENERAL PARTNER - NET INCOME            $   94,378     $   28,655
                                        ==========     ==========
LIMITED PARTNERS - NET INCOME           $  746,224     $  432,356
                                        ==========     ==========
NET INCOME per unit                     $     1.54     $      .90
                                        ==========     ==========
UNITS OUTSTANDING                          484,283        484,283
                                        ==========     ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                       COMBINED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                           2000           1999
                                        ----------     ----------

REVENUES:
   Oil and gas sales                    $2,645,688     $1,494,025
   Interest income                          16,502          4,690
   Gain on sale of oil and gas
     properties                                309              -
   Insurance settlement                          -        202,500
                                        ----------     ----------
                                        $2,662,499     $1,701,215

COSTS AND EXPENSES:
   Lease operating                      $  555,635     $  558,156
   Production tax                          140,093         73,013
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            259,078        288,245
   General and administrative
     (Note 2)                              305,290        307,628
                                        ----------     ----------
                                        $1,260,096     $1,227,042
                                        ----------     ----------

NET INCOME                              $1,402,403     $  474,173
                                        ==========     ==========
GENERAL PARTNER - NET INCOME            $  161,907     $   35,004
                                        ==========     ==========
LIMITED PARTNERS - NET INCOME           $1,240,496     $  439,169
                                        ==========     ==========
NET INCOME per unit                     $     2.56     $      .91
                                        ==========     ==========
UNITS OUTSTANDING                          484,283        484,283
                                        ==========     ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                       COMBINED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (Unaudited)

                                           2000            1999
                                        ----------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                           $1,402,403       $474,173
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                          259,078        288,245
     Gain on sale of oil and gas
       properties                      (       309)             -
     Increase in accounts receivable -
       oil and gas sales               (   270,864)     (  68,266)
     Increase in accounts receivable -
       General Partner                           -      ( 202,500)
     Decrease in accounts payable      (    24,458)     (  82,564)
                                        ----------       --------
Net cash provided by operating
   activities                           $1,365,850       $409,088
                                        ----------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                ($   50,815)     ($  3,279)
   Proceeds from sale of oil and
     gas properties                            309         10,835
                                        ----------       --------
Net cash provided (used) by investing
   activities                          ($   50,506)      $  7,556
                                        ----------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                  ($1,251,413)     ($234,170)
                                        ----------       --------
Net cash used by financing activities  ($1,251,413)     ($234,170)
                                        ----------       --------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS                          $   63,931       $182,474

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                     723,978        213,480
                                        ----------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                        $  787,909       $395,954
                                        ==========       ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                         June 30,     December 31,
                                           2000           1999
                                        -----------   ------------

CURRENT ASSETS:
   Cash and cash equivalents            $  514,081     $  372,838
   Accounts receivable:
     Oil and gas sales                     699,806        512,039
                                        ----------     ----------
       Total current assets             $1,213,887     $  884,877

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method         2,174,691      2,259,415

DEFERRED CHARGE                            230,320        230,320
                                        ----------     ----------
                                        $3,618,898     $3,374,612
                                        ==========     ==========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                     $   65,502     $   89,312
   Gas imbalance payable                    21,890         21,890
                                        ----------     ----------
       Total current liabilities        $   87,392     $  111,202

ACCRUED LIABILITY                       $   97,529     $   97,529

PARTNERS' CAPITAL (DEFICIT):
   General Partner                     ($  280,878)   ($  290,773)
   Limited Partners, issued and
     outstanding, 361,719 units          3,714,855      3,456,654
                                        ----------     ----------
       Total Partners' capital          $3,433,977     $3,165,881
                                        ----------     ----------
                                        $3,618,898     $3,374,612
                                        ==========     ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                       COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                          2000           1999
                                       ----------      --------

REVENUES:
   Oil and gas sales                   $1,016,153      $569,351
   Interest income                          5,053         1,215
   Gain on sale of oil and gas
     properties                             1,226             -
                                       ----------      --------
                                       $1,022,432      $570,566

COSTS AND EXPENSES:
   Lease operating                     $  175,230      $188,565
   Production tax                          61,204        30,033
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            66,471        86,656
   General and administrative
     (Note 2)                              99,286       101,378
                                       ----------      --------
                                       $  402,191      $406,632
                                       ----------      --------

NET INCOME                             $  620,241      $163,934
                                       ==========      ========
GENERAL PARTNER - NET INCOME           $   33,418      $ 11,602
                                       ==========      ========
LIMITED PARTNERS - NET INCOME          $  586,823      $152,332
                                       ==========      ========
NET INCOME per unit                    $     1.62      $    .42
                                       ==========      ========
UNITS OUTSTANDING                         361,719       361,719
                                       ==========      ========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                       COMBINED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                           2000           1999
                                        ----------     ----------

REVENUES:
   Oil and gas sales                    $1,865,671     $1,085,725
   Interest income                           9,374          2,384
   Gain on sale of oil and gas
     properties                              1,226              -
                                        ----------     ----------
                                        $1,876,271     $1,088,109

COSTS AND EXPENSES:
   Lease operating                      $  375,149     $  427,933
   Production tax                          100,995         64,089
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            136,623        184,426
   General and administrative
     (Note 2)                              228,560        228,914
                                        ----------     ----------
                                        $  841,327     $  905,362
                                        ----------     ----------

NET INCOME                              $1,034,944     $  182,747
                                        ==========     ==========
GENERAL PARTNER - NET INCOME            $   56,743     $   16,395
                                        ==========     ==========
LIMITED PARTNERS - NET INCOME           $  978,201     $  166,352
                                        ==========     ==========
NET INCOME per unit                     $     2.70     $      .46
                                        ==========     ==========
UNITS OUTSTANDING                          361,719        361,719
                                        ==========     ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                       COMBINED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                              2000        1999
                                          -----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                             $1,034,944     $182,747
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                            136,623      184,426
     Gain on sale of oil and gas
       properties                        (     1,226)           -
     Increase in accounts receivable -
       oil and gas sales                 (   187,767)   (  75,034)
     Decrease in accounts payable        (    23,810)   (  11,916)
                                          ----------     --------
Net cash provided by operating
   activities                             $  958,764     $280,223
                                          ----------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                  ($   52,046)   ($    159)
   Proceeds from sale of oil and
     gas properties                            1,373       20,551
                                          ----------     --------
Net cash provided (used) by investing
   activities                            ($   50,673)    $ 20,392
                                          ----------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                    ($  766,848)   ($244,096)
                                          ----------     --------
Net cash used by financing activities    ($  766,848)   ($244,096)
                                          ----------     --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                            $  141,243     $ 56,519

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                       372,838      107,021
                                          ----------     --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                          $  514,081     $163,540
                                          ==========     ========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                          June 30,    December 31,
                                            2000         1999
                                        -----------   ------------

CURRENT ASSETS:
   Cash and cash equivalents             $  240,940    $  204,820
   Accounts receivable:
     Oil and gas sales                      315,924       244,751
                                         ----------    ----------
       Total current assets              $  556,864    $  449,571

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method          1,174,493     1,225,550

DEFERRED CHARGE                             129,664       129,664
                                         ----------    ----------
                                         $1,861,021    $1,804,785
                                         ==========    ==========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                      $   27,759    $   38,355
   Gas imbalance payable                     20,300        20,300
                                         ----------    ----------
       Total current liabilities         $   48,059    $   58,655

ACCRUED LIABILITY                        $   54,063    $   54,063

PARTNERS' CAPITAL (DEFICIT):
   General Partner                      ($  109,538)  ($  119,145)
   Limited Partners, issued and
     outstanding, 154,621 units           1,868,437     1,811,212
                                         ----------    ----------
       Total Partners' capital           $1,758,899    $1,692,067
                                         ----------    ----------
                                         $1,861,021    $1,804,785
                                         ==========    ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                       COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                          2000           1999
                                        --------       --------

REVENUES:
   Oil and gas sales                    $457,198       $283,362
   Interest income                         2,488            981
   Gain on sale of oil and
     gas properties                        5,060             47
                                        --------       --------
                                        $464,746       $284,390

COSTS AND EXPENSES:
   Lease operating                      $ 74,378       $ 74,782
   Production tax                         28,901         18,736
   Depreciation, depletion, and
     amortization of oil and gas
     properties                           35,116         51,114
   General and administrative
     (Note 2)                             43,393         44,044
                                        --------       --------
                                        $181,788       $188,676
                                        --------       --------

NET INCOME                              $282,958       $ 95,714
                                        ========       ========
GENERAL PARTNER - NET INCOME            $ 31,208       $ 14,073
                                        ========       ========
LIMITED PARTNERS - NET INCOME           $251,750       $ 81,641
                                        ========       ========
NET INCOME per unit                     $   1.63       $    .52
                                        ========       ========
UNITS OUTSTANDING                        154,621        154,621
                                        ========       ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                       COMBINED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                          2000           1999
                                        --------       --------

REVENUES:
   Oil and gas sales                    $861,415       $524,665
   Interest income                         4,870          1,860
   Gain on sale of oil and
     gas properties                        5,060             47
                                        --------       --------
                                        $871,345       $526,572

COSTS AND EXPENSES:
   Lease operating                      $159,409       $162,432
   Production tax                         50,828         42,250
   Depreciation, depletion, and
     amortization of oil and gas
     properties                           73,184        104,130
   General and administrative
     (Note 2)                             98,674         98,605
                                        --------       --------
                                        $382,095       $407,417
                                        --------       --------

NET INCOME                              $489,250       $119,155
                                        ========       ========
GENERAL PARTNER - NET INCOME            $ 55,025       $ 21,101
                                        ========       ========
LIMITED PARTNERS - NET INCOME           $434,225       $ 98,054
                                        ========       ========
NET INCOME per unit                     $   2.81       $    .63
                                        ========       ========
UNITS OUTSTANDING                        154,621        154,621
                                        ========       ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                       COMBINED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (Unaudited)

                                          2000             1999
                                        ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                           $489,250         $119,155
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                         73,184          104,130
     Gain on sale of oil and
       properties                      (   5,060)      (       47)
     Increase in accounts receivable -
       oil and gas sales               (  71,173)      (   35,290)
     Decrease in accounts payable      (  10,596)      (    1,188)
                                        --------         --------
Net cash provided by operating
   activities                           $475,605         $186,760
                                        --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                ($ 22,335)       ($ 10,032)
   Proceeds from sale of oil and
     gas properties                        5,268            8,301
                                        --------         --------
Net cash used by investing activities  ($ 17,067)       ($  1,731)
                                        --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                  ($422,418)       ($133,476)
                                        --------         --------
Net cash used by financing activities  ($422,418)       ($133,476)
                                        --------         --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                          $ 36,120         $ 51,553

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                   204,820           66,617
                                        --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                        $240,940         $118,170
                                        ========         ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                         June 30,     December 31,
                                           2000           1999
                                       ------------   ------------

CURRENT ASSETS:
   Cash and cash equivalents            $  493,545     $  547,528
   Accounts receivable:
     Oil and gas sales                     635,292        461,491
                                        ----------     ----------
       Total current assets             $1,128,837     $1,009,019

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method         2,174,502      2,315,758

DEFERRED CHARGE                            415,812        415,812
                                        ----------     ----------
                                        $3,719,151     $3,740,589
                                        ==========     ==========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                     $   61,220     $   76,408
   Gas imbalance payable                   114,149        114,149
                                        ----------     ----------
       Total current liabilities        $  175,369     $  190,557

ACCRUED LIABILITY                       $  146,343     $  146,343

PARTNERS' CAPITAL (DEFICIT):
   General Partner                     ($  210,220)   ($  236,260)
   Limited Partners, issued and
     outstanding, 314,878 units          3,607,659      3,639,949
                                        ----------     ----------
       Total Partners' capital          $3,397,439     $3,403,689
                                        ----------     ----------
                                        $3,719,151     $3,740,589
                                        ==========     ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                       COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                          2000           1999
                                        ---------      ---------

REVENUES:
   Oil and gas sales                    $866,468       $620,800
   Interest income                         5,978          2,803
   Gain on sale of oil and gas
     properties                            9,450         36,944
                                        --------       --------
                                        $881,896       $660,547

COSTS AND EXPENSES:
   Lease operating                      $189,316       $200,823
   Production tax                         64,382         48,402
   Depreciation, depletion, and
     amortization of oil and gas
     properties                           63,920        107,473
   General and administrative
     (Note 2)                             86,658         88,726
                                        --------       --------
                                        $404,276       $445,424
                                        --------       --------

NET INCOME                              $477,620       $215,123
                                        ========       ========
GENERAL PARTNER - NET INCOME            $ 52,917       $ 30,905
                                        ========       ========
LIMITED PARTNERS - NET INCOME           $424,703       $184,218
                                        ========       ========
NET INCOME per unit                     $   1.35       $    .59
                                        ========       ========
UNITS OUTSTANDING                        314,878        314,878
                                        ========       ========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                       COMBINED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                           2000           1999
                                        ----------     ----------

REVENUES:
   Oil and gas sales                    $1,698,551     $1,126,215
   Interest income                          12,058          5,887
   Gain on sale of oil and gas
     properties                              6,976         36,944
                                        ----------     ----------
                                        $1,717,585     $1,169,046

COSTS AND EXPENSES:
   Lease operating                      $  367,219     $  446,075
   Production tax                          114,708         88,699
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            136,668        204,416
   General and administrative
     (Note 2)                              199,207        199,734
                                        ----------     ----------
                                        $  817,802     $  938,924
                                        ----------     ----------

NET INCOME                              $  899,783     $  230,122
                                        ==========     ==========
GENERAL PARTNER - NET INCOME            $  101,073     $   35,378
                                        ==========     ==========
LIMITED PARTNERS - NET INCOME           $  798,710     $  194,744
                                        ==========     ==========
NET INCOME per unit                     $     2.54     $      .62
                                        ==========     ==========
UNITS OUTSTANDING                          314,878        314,878
                                        ==========     ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                       COMBINED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (Unaudited)

                                          2000             1999
                                        --------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                           $899,783         $230,122
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                        136,668          204,416
     Gain on sale of oil and gas
       properties                      (   6,976)       (  36,944)
     Increase in accounts receivable -
       oil and gas sales               ( 173,801)       (  60,325)
     Increase (decrease) in accounts
       payable                         (  15,188)           3,719
                                        --------         --------
Net cash provided by operating
   activities                           $840,486         $340,988
                                        --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                ($     34)       ($ 15,817)
   Proceeds from sale of oil and
     gas properties                       11,598           36,944
                                        --------         --------
Net cash provided by investing
   activities                           $ 11,564         $ 21,127
                                        --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                  ($906,033)       ($326,011)
                                        --------         --------
Net cash used by financing activities  ($906,033)       ($326,011)
                                        --------         --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                    ($ 53,983)        $ 36,104

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                   547,528          311,556
                                        --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                        $493,545         $347,660
                                        ========         ========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                         June 30,     December 31,
                                           2000           1999
                                       ------------   ------------

CURRENT ASSETS:
   Cash and cash equivalents            $  436,558     $  450,833
   Accounts receivable:
     Oil and gas sales                     451,396        319,501
                                        ----------     ----------
       Total current assets             $  887,954     $  770,334

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method         1,882,805      2,035,168

DEFERRED CHARGE                            216,068        216,068
                                        ----------     ----------
                                        $2,986,827     $3,021,570
                                        ==========     ==========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                     $   34,098     $   48,834
   Gas imbalance payable                    37,480        151,074
                                        ----------     ----------
       Total current liabilities        $   71,578     $  199,908

ACCRUED LIABILITY                       $   42,252     $   42,252

PARTNERS' CAPITAL (DEFICIT):
   General Partner                     ($  138,089)   ($  162,586)
   Limited Partners, issued and
     outstanding, 228,821 units          3,011,086      2,941,996
                                        ----------     ----------
       Total Partners' capital          $2,872,997     $2,779,410
                                        ----------     ----------
                                        $2,986,827     $3,021,570
                                        ==========     ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                       COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                         2000            1999
                                       ---------       --------

REVENUES:
   Oil and gas sales                    $661,135       $475,193
   Interest income                         4,675          2,708
   Gain on sale of oil and
     gas properties                        3,499         23,039
                                        --------       --------
                                        $669,309       $500,940

COSTS AND EXPENSES:
   Lease operating                      $115,888       $ 81,499
   Production tax                         48,014         31,974
   Depreciation, depletion, and
     amortization of oil and gas
     properties                           72,511        115,097
   General and administrative
     (Note 2)                             63,419         64,844
                                        --------       --------
                                        $299,832       $293,414
                                        --------       --------

NET INCOME                              $369,477       $207,526
                                        ========       ========
GENERAL PARTNER - NET INCOME            $ 43,006       $ 14,845
                                        ========       ========
LIMITED PARTNERS - NET INCOME           $326,471       $192,681
                                        ========       ========
NET INCOME per unit                     $   1.43       $    .84
                                        ========       ========
UNITS OUTSTANDING                        228,821        228,821
                                        ========       ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                       COMBINED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                           2000          1999
                                       -----------     --------

REVENUES:
   Oil and gas sales                    $1,170,440     $803,244
   Interest income                           9,573        6,099
   Gain on sale of oil and
     gas properties                          5,476       23,406
                                        ----------     --------
                                        $1,185,489     $832,749

COSTS AND EXPENSES:
   Lease operating                      $  212,096     $206,644
   Production tax                           71,099       54,562
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            153,773      226,035
   General and administrative
     (Note 2)                              145,219      145,562
                                        ----------     --------
                                        $  582,187     $632,803
                                        ----------     --------

NET INCOME                              $  603,302     $199,946
                                        ==========     ========
GENERAL PARTNER - NET INCOME            $   73,212     $ 18,734
                                        ==========     ========
LIMITED PARTNERS - NET INCOME           $  530,090     $181,212
                                        ==========     ========
NET INCOME per unit                     $     2.32     $    .79
                                        ==========     ========
UNITS OUTSTANDING                          228,821      228,821
                                        ==========     ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                       COMBINED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                           2000           1999
                                         ---------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                            $603,302        $199,946
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                         153,773         226,035
     Gain on sale of oil and gas
       properties                       (   5,476)      (  23,406)
     Increase in accounts receivable -
       oil and gas sales                ( 131,895)      (  72,041)
     Decrease in accounts payable       (  14,736)      (   6,753)
     Decrease in gas imbalance payable  ( 113,594)              -
                                         --------        --------
Net cash provided by operating
   activities                            $491,374        $323,781
                                         --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                 ($  5,661)      ($  1,217)
   Proceeds from sale of oil and
     gas properties                         9,727          25,394
                                         --------        --------
Net cash provided by investing
   activities                            $  4,066        $ 24,177
                                         --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                   ($509,715)      ($367,061)
                                         --------        --------
Net cash used by financing activities   ($509,715)      ($367,061)
                                         --------        --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                          ($ 14,275)      ($ 19,103)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                    450,833         376,779
                                         --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                         $436,558        $357,676
                                         ========        ========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                         June 30,     December 31,
                                           2000           1999
                                       ------------   ------------

CURRENT ASSETS:
   Cash and cash equivalents             $  306,873    $  280,098
   Accounts receivable:
     Oil and gas sales                      403,525       286,995
                                         ----------    ----------
       Total current assets              $  710,398    $  567,093

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method          1,678,826     1,792,192

DEFERRED CHARGE                              34,366        34,366
                                         ----------    ----------
                                         $2,423,590    $2,393,651
                                         ==========    ==========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                      $   23,204    $   27,269
   Gas imbalance payable                      5,208         5,208
                                         ----------    ----------
       Total current liabilities         $   28,412    $   32,477

ACCRUED LIABILITY                        $   22,508    $   22,508

PARTNERS' CAPITAL (DEFICIT):
   General Partner                      ($  105,047)  ($  112,893)
   Limited Partners, issued and
     outstanding, 171,400 units           2,477,717     2,451,559
                                         ----------    ----------
       Total Partners' capital           $2,372,670    $2,338,666
                                         ----------    ----------
                                         $2,423,590    $2,393,651
                                         ==========    ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                       COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                           2000           1999
                                         ---------      ---------

REVENUES:
   Oil and gas sales                      $568,065       $376,944
   Interest income                           3,528          1,394
   Gain on sale of oil and
     gas properties                          9,157            305
                                          --------       --------
                                          $580,750       $378,643

COSTS AND EXPENSES:
   Lease operating                        $ 55,493       $ 57,692
   Production tax                           42,658         21,396
   Depreciation, depletion, and
     amortization of oil and gas
     properties                             55,070         82,687
   General and administrative
     (Note 2)                               47,110         48,086
                                          --------       --------
                                          $200,331       $209,861
                                          --------       --------

NET INCOME                                $380,419       $168,782
                                          ========       ========
GENERAL PARTNER - NET INCOME              $ 42,646       $ 24,181
                                          ========       ========
LIMITED PARTNERS - NET INCOME             $337,773       $144,601
                                          ========       ========
NET INCOME per unit                       $   1.97       $    .84
                                          ========       ========
UNITS OUTSTANDING                          171,400        171,400
                                          ========       ========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                       COMBINED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                             2000         1999
                                         -----------    ---------

REVENUES:
   Oil and gas sales                      $1,075,723     $771,173
   Interest income                             6,682        3,175
   Gain on sale of oil and
     gas properties                           17,712        1,203
                                          ----------     --------
                                          $1,100,117     $775,551

COSTS AND EXPENSES:
   Lease operating                        $  142,897     $190,462
   Production tax                             69,860       46,627
   Depreciation, depletion, and
     amortization of oil and gas
     properties                              123,820      193,700
   General and administrative
     (Note 2)                                108,391      108,581
                                          ----------     --------
                                          $  444,968     $539,370
                                          ----------     --------

NET INCOME                                $  655,149     $236,181
                                          ==========     ========
GENERAL PARTNER - NET INCOME              $   75,991     $ 40,734
                                          ==========     ========
LIMITED PARTNERS - NET INCOME             $  579,158     $195,447
                                          ==========     ========
NET INCOME per unit                       $     3.38     $   1.14
                                          ==========     ========
UNITS OUTSTANDING                            171,400      171,400
                                          ==========     ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                       COMBINED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                          2000            1999
                                        --------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                           $655,149         $236,181
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                        123,820          193,700
     Gain on sale of oil and gas
       properties                      (  17,712)       (   1,203)
     Increase in accounts receivable -
       oil and gas sales               ( 116,530)       (  55,996)
     Increase (decrease) in accounts
       payable                         (   4,065)             565
                                        --------         --------
Net cash provided by operating
   activities                           $640,662         $373,247
                                        --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                ($ 13,840)       ($  9,873)
   Proceeds from sale of oil and
     gas properties                       21,098            5,668
                                        --------         --------
Net cash provided (used) by
   investing activities                 $  7,258        ($  4,205)
                                        --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                  ($621,145)       ($340,155)
                                        --------         --------
Net cash used by financing activities  ($621,145)       ($340,155)
                                        --------         --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                          $ 26,775         $ 28,887

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                   280,098          153,240
                                        --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                        $306,873         $182,127
                                        ========         ========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                         June 30,     December 31,
                                           2000          1999
                                       ------------   ------------

CURRENT ASSETS:
   Cash and cash equivalents             $  654,894    $  633,816
   Accounts receivable:
     Oil and gas sales                      856,237       605,936
                                         ----------    ----------
       Total current assets              $1,511,131    $1,239,752

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method          3,612,138     3,857,776

DEFERRED CHARGE                              77,306        77,306
                                         ----------    ----------
                                         $5,200,575    $5,174,834
                                         ==========    ==========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                      $   50,122    $   58,877
   Gas imbalance payable                     11,288        11,288
                                         ----------    ----------
       Total current liabilities         $   61,410    $   70,165

ACCRUED LIABILITY                        $   52,863    $   52,863

PARTNERS' CAPITAL (DEFICIT):
   General Partner                      ($  220,247)  ($  266,026)
   Limited Partners, issued and
     outstanding, 372,189 units           5,306,549     5,317,832
                                         ----------    ----------
       Total Partners' capital           $5,086,302    $5,051,806
                                         ----------    ----------
                                         $5,200,575    $5,174,834
                                         ==========    ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                       COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                           2000          1999
                                        ----------     ---------

REVENUES:
   Oil and gas sales                    $1,242,924     $852,551
   Interest income                           7,808        3,116
   Gain on sale of oil and
     gas properties                         19,197          815
                                        ----------     --------
                                        $1,269,929     $856,482

COSTS AND EXPENSES:
   Lease operating                      $  119,373     $123,871
   Production tax                           92,730       48,082
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            118,013      175,972
   General and administrative
     (Note 2)                              101,300      104,316
                                        ----------     --------
                                        $  431,416     $452,241
                                        ----------     --------

NET INCOME                              $  838,513     $404,241
                                        ==========     ========
GENERAL PARTNER - NET INCOME            $   93,691     $ 27,095
                                        ==========     ========
LIMITED PARTNERS - NET INCOME           $  744,822     $377,146
                                        ==========     ========
NET INCOME per unit                     $     2.00     $   1.02
                                        ==========     ========
UNITS OUTSTANDING                          372,189      372,189
                                        ==========     ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                       COMBINED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                           2000           1999
                                        ----------     ----------

REVENUES:
   Oil and gas sales                    $2,283,363     $1,704,587
   Interest income                          15,135          7,001
   Gain on sale of oil and
     gas properties                         37,086          2,693
                                        ----------     ----------
                                        $2,335,584     $1,714,281

COSTS AND EXPENSES:
   Lease operating                      $  306,543     $  406,175
   Production tax                          150,447        102,620
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            267,303        417,483
   General and administrative
     (Note 2)                              234,335        235,466
                                        ----------     ----------
                                        $  958,628     $1,161,744
                                        ----------     ----------

NET INCOME                              $1,376,956     $  552,537
                                        ==========     ==========
GENERAL PARTNER - NET INCOME            $  160,239     $   43,976
                                        ==========     ==========
LIMITED PARTNERS - NET INCOME           $1,216,717     $  508,561
                                        ==========     ==========
NET INCOME per unit                     $     3.27     $     1.37
                                        ==========     ==========
UNITS OUTSTANDING                          372,189        372,189
                                        ==========     ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                       COMBINED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                             2000          1999
                                          ----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                             $1,376,956     $552,537
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                            267,303      417,483
     Gain on sale of oil and gas
       properties                        (    37,086)   (   2,693)
     Increase in accounts receivable -
       oil and gas sales                 (   250,301)   ( 160,097)
     Increase (decrease) in accounts
       payable                           (     8,755)       1,208
                                          ----------     --------
Net cash provided by operating
   activities                             $1,348,117     $808,438
                                          ----------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                  ($   28,943)   ($ 21,202)
   Proceeds from sale of oil and
     gas properties                           44,364       12,182
                                          ----------     --------
Net cash provided (used) by
   investing activities                   $   15,421    ($  9,020)
                                          ----------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                    ($1,342,460)   ($705,090)
                                          ----------     --------
Net cash used by financing activities    ($1,342,460)   ($705,090)
                                          ----------     --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                            $   21,078     $ 94,328

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                       633,816      333,168
                                          ----------     --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                          $  654,894     $427,496
                                          ==========     ========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                         June 30,     December 31,
                                           2000          1999
                                        -----------   ------------

CURRENT ASSETS:
   Cash and cash equivalents             $  162,922    $  147,018
   Accounts receivable:
     Oil and gas sales                      203,386       143,876
                                         ----------    ----------
       Total current assets              $  366,308    $  290,894

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method            849,327       906,816

DEFERRED CHARGE                              18,072        18,072
                                         ----------    ----------
                                         $1,233,707    $1,215,782
                                         ==========    ==========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                      $   12,330    $   14,504
   Gas imbalance payable                      2,789         2,789
                                         ----------    ----------
       Total current liabilities         $   15,119    $   17,293

ACCRUED LIABILITY                        $   11,016    $   11,016

PARTNERS' CAPITAL (DEFICIT):
   General Partner                      ($   64,155)  ($   66,614)
   Limited Partners, issued and
     outstanding, 91,711 units            1,271,727     1,254,087
                                         ----------    ----------
       Total Partners' capital           $1,207,572    $1,187,473
                                         ----------    ----------
                                         $1,233,707    $1,215,782
                                         ==========    ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                       COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                            2000          1999
                                          --------     ----------

REVENUES:
   Oil and gas sales                      $311,239       $198,563
   Interest income                           1,805            637
   Gain on sale of oil and
     gas properties                          4,460            266
                                          --------       --------
                                          $317,504       $199,466

COSTS AND EXPENSES:
   Lease operating                        $ 29,099       $ 30,059
   Production tax                           23,036         11,485
   Depreciation, depletion, and
     amortization of oil and gas
     properties                             27,818         41,852
   General and administrative
     (Note 2)                               25,601         25,692
                                          --------       --------
                                          $105,554       $109,088
                                          --------       --------

NET INCOME                                $211,950       $ 90,378
                                          ========       ========
GENERAL PARTNER - NET INCOME              $ 11,620       $  6,161
                                          ========       ========
LIMITED PARTNERS - NET INCOME             $200,330       $ 84,217
                                          ========       ========
NET INCOME per unit                       $   2.18       $    .92
                                          ========       ========
UNITS OUTSTANDING                           91,711         91,711
                                          ========       ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                       COMBINED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                            2000          1999
                                          --------     ----------

REVENUES:
   Oil and gas sales                      $533,848       $396,755
   Interest income                           3,481          1,450
   Gain on sale of oil and
     gas properties                          8,598            700
                                          --------       --------
                                          $545,927       $398,905

COSTS AND EXPENSES:
   Lease operating                        $ 74,406       $ 97,459
   Production tax                           36,050         24,126
   Depreciation, depletion, and
     amortization of oil and gas
     properties                             62,414         96,941
   General and administrative
     (Note 2)                               58,360         58,080
                                          --------       --------
                                          $231,230       $276,606
                                          --------       --------

NET INCOME                                $314,697       $122,299
                                          ========       ========
GENERAL PARTNER - NET INCOME              $ 18,057       $  9,920
                                          ========       ========
LIMITED PARTNERS - NET INCOME             $296,640       $112,379
                                          ========       ========
NET INCOME per unit                       $   3.23       $   1.23
                                          ========       ========
UNITS OUTSTANDING                           91,711         91,711
                                          ========       ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                       COMBINED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                            2000           1999
                                          --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                             $314,697        $122,299
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                           62,414          96,941
     Gain on sale of oil and gas
       properties                        (   8,598)      (     700)
     Increase in accounts receivable -
       oil and gas sales                 (  59,510)      (  32,939)
     Increase (decrease) in accounts
       payable                           (   2,174)            293
                                          --------        --------
Net cash provided by operating
   activities                             $306,829        $185,894
                                          --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                  ($  6,695)      ($  5,148)
   Proceeds from sale of oil and
     gas properties                         10,368           2,900
                                          --------        --------
Net cash provided (used) by investing
   activities                             $  3,673       ($  2,248)
                                          --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                    ($294,598)      ($166,227)
                                          --------        --------
Net cash used by financing activities    ($294,598)      ($166,227)
                                          --------        --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                            $ 15,904        $ 17,419

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                     147,018          78,275
                                          --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                          $162,922        $ 95,694
                                          ========        ========




         The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of June 30, 2000, combined statements of operations for the three and six months ended June 30, 2000 and 1999, and combined statements of cash flows for the six months ended June 30, 2000 and 1999 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a
      "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at June 30, 2000, the combined results of operations for the three and six months ended June 30, 2000 and 1999, and the combined cash flows for the six months ended June 30, 2000 and 1999.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1999. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended June 30, 2000 the following payments were made to the General Partner or its affiliates by the Partnerships:

                            Direct General       Administrative
           Partnership     and Administrative       Overhead
           -----------     -------------------   ---------------
              II-A                $4,759             $127,443
              II-B                 4,096               95,190
              II-C                 2,704               40,689
              II-D                 3,795               82,863
              II-E                 3,203               60,216
              II-F                 2,005               45,105
              II-G                 3,356               97,944
              II-H                 1,466               24,135

      During the six months ended June 30, 2000 the following payments were made to the General Partner or its affiliates by the Partnerships:

                            Direct General       Administrative
           Partnership     and Administrative       Overhead
           -----------     -------------------   ---------------
              II-A               $50,404             $254,886
              II-B                38,180              190,380
              II-C                17,296               81,378
              II-D                33,481              165,726
              II-E                24,787              120,432
              II-F                18,181               90,210
              II-G                38,447              195,888
              II-H                10,090               48,270

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 2000 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.


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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Partnerships' gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Recent gas prices have been higher than the Partnerships' historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999.

      II-A PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999.

                                       Three Months Ended June 30,
                                       ---------------------------
                                            2000            1999
                                         ----------       --------
      Oil and gas sales                  $1,405,952       $834,862
      Oil and gas production expenses    $  317,866       $300,009
      Barrels produced                       19,674         20,351
      Mcf produced                          254,428        274,373
      Average price/Bbl                  $    28.88       $  14.17
      Average price/Mcf                  $     3.29       $   1.99

      As shown in the table above, total oil and gas sales increased $571,090 (68.4%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Of this increase, approximately $289,000 and $331,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 677 barrels and 19,945 Mcf, respectively, for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Average oil and gas prices increased to $28.88 per barrel and $3.29 per Mcf, respectively, for the three months ended June 30, 2000 from $14.17 per barrel and $1.99 per Mcf, respectively, for the three months ended June 30, 1999.

      As discussed in Liquidity and Capital Resources above, the II-A Partnership recognized an insurance settlement in the amount of $202,500 during the three months ended June 30, 1999. No similar settlements occurred during the three months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $17,857 (6.0%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) production tax credits received from the operator on several wells during the three months ended June 30, 1999. These increases were partially offset by workover expenses incurred on two significant wells during the three months ended June 30, 1999 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 22.6% for the three months ended June 30, 2000 from 35.9% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $19,235 (13.4%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999 and the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 8.8% for the three months ended June 30, 2000 from 17.2% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $3,368 (2.5%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 9.4% for the three months ended June 30, 2000 from 16.2% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

                                         Six Months Ended June 30,
                                         -------------------------
                                            2000           1999
                                         ----------     ----------
      Oil and gas sales                  $2,645,688     $1,494,025
      Oil and gas production expenses    $  695,728     $  631,169
      Barrels produced                       41,426         43,675
      Mcf produced                          528,678        534,942
      Average price/Bbl                  $    27.10     $    12.32
      Average price/Mcf                  $     2.88     $     1.79

      As shown in the table above, total oil and gas sales increased $1,151,663 (77.1%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Of this increase, approximately $613,000 and $578,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 2,249 barrels and 6,264 Mcf, respectively, for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Average oil and gas prices increased to $27.10 per barrel and $2.88 per Mcf, respectively, for the six months ended June 30, 2000 from $12.32 per barrel and $1.79 per Mcf, respectively, for the six months ended June 30, 1999.

      As discussed in Liquidity and Capital Resources above, the II-A Partnership recognized an insurance settlement in the amount of $202,500 during the six months ended June 30, 1999. No similar settlements occurred during the six months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $64,559 (10.2%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) production tax credits received from the operator on several wells during the six months ended June 30, 1999, and (iii) surface repair and maintenance expenses incurred on one significant well during the six months ended June 30, 2000. These increases were partially offset by workover expenses incurred on two other wells during the six months ended June 30, 1999 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 26.3% for the six months ended June 30, 2000 from 42.2% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $29,167 (10.1%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999 and the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 9.8% for the six months ended June 30, 2000 from 19.3% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 11.5% for the six months ended June 30, 2000 from 20.6% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The II-A Partnership achieved payout during the six months ended June 30, 2000. After payout, operations and revenues for the II-A Partnership have been and will be allocated using after payout percentages. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners. See the Partnerships' Annual Report on Form 10-K for the year ended December 31, 1999 for a further discussion of pre and post payout allocations of income and expense.

      The Limited Partners have received cash distributions through June 30, 2000 totaling $49,140,357 or 101.47% of the Limited Partners' capital contributions.

      II-B PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999.

                                       Three Months Ended June 30,
                                       ---------------------------
                                            2000            1999
                                         ----------       --------
      Oil and gas sales                  $1,016,153       $569,351
      Oil and gas production expenses    $  236,434       $218,598
      Barrels produced                       14,051         13,121
      Mcf produced                          185,172        196,375
      Average price/Bbl                  $    29.02       $  14.48
      Average price/Mcf                  $     3.29       $   1.93

      As shown in the table above, total oil and gas sales increased $446,802 (78.5%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Of this increase, approximately $204,000 and $251,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil sold increased 930 barrels, while volumes of gas sold decreased 11,203 Mcf for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Average oil and gas prices increased to $29.02 per barrel and $3.29 per Mcf, respectively, for the three months ended June 30, 2000 from $14.48 per barrel and $1.93 per Mcf, respectively, for the three months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $17,836 (8.2%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) an increase in repair and maintenance expenses on two significant wells during the three months ended June 30, 2000. These increases were partially offset by workover expenses incurred on two other wells during the three months ended June 30, 1999 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 23.3% for the three months ended June 30, 2000 from 38.4% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $20,185 (23.3%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999 and the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 6.5% for the three months ended June 30, 2000 from 15.2% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $2,092 (2.1%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 9.8% for the three months ended June 30, 2000 from 17.8% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

                                         Six Months Ended June 30,
                                         -------------------------
                                            2000           1999
                                         ----------     ----------
      Oil and gas sales                  $1,865,671     $1,085,725
      Oil and gas production expenses    $  476,144     $  492,022
      Barrels produced                       28,942         28,053
      Mcf produced                          380,227        417,162
      Average price/Bbl                  $    27.17     $    12.50
      Average price/Mcf                  $     2.84     $     1.76

      As shown in the table above, total oil and gas sales increased $779,946 (71.8%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Of this increase, approximately $425,000 and $409,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil sold increased 889 barrels, while volumes of gas sold decreased 36,935 Mcf for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Average oil and gas prices increased to $27.17 per barrel and $2.84 per Mcf, respectively, for the six months ended June 30, 2000 from $12.50 per barrel and $1.76 per Mcf, respectively, for the six months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $15,878 (3.2%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decrease in volumes of gas sold and (ii) workover expenses incurred on two significant wells during the six months ended June 30, 1999 in order to improve the recovery of reserves. These decreases were partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 25.5% for the six months ended June 30, 2000 from 45.3% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $47,803 (25.9%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999 and the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 7.3% for the six months ended June 30, 2000 from 17.0% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 12.3% for the six months ended June 30, 2000 from 21.1% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through June 30, 2000 totaling $35,642,916 or 98.54% of the Limited Partners' capital contributions.

      II-C PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999.

                                       Three Months Ended June 30,
                                       ---------------------------
                                             2000           1999
                                           --------       --------
      Oil and gas sales                    $457,198       $283,362
      Oil and gas production expenses      $103,279       $ 93,518
      Barrels produced                        4,394          4,090
      Mcf produced                          104,498        114,864
      Average price/Bbl                    $  27.26       $  16.10
      Average price/Mcf                    $   3.23       $   1.89

      As shown in the table above, total oil and gas sales increased $173,836 (61.3%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Of this increase, approximately $49,000 and $140,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $20,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 304 barrels, while volumes of gas sold decreased 10,366 Mcf for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Average oil and gas prices increased to $27.26 per barrel and $3.23 per Mcf, respectively, for the three months ended June 30, 2000 from $16.10 per barrel and $1.89 per Mcf, respectively, for the three months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $9,761 (10.4%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) a negative prior period lease operating expense adjustment made by the operator on one significant well during the three months ended June 30, 1999. These increases were partially offset by workover expenses incurred on two other significant wells during the three months ended June 30, 1999 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 22.6% for the three months ended June 30, 2000 from 33.0% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $15,998 (31.3%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999 and the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 7.7% for the three months ended June 30, 2000 from 18.0% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $651 (1.5%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 9.5% for the three months ended June 30, 2000 from 15.5% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

                                         Six Months Ended June 30,
                                         -------------------------
                                             2000           1999
                                           --------       --------
      Oil and gas sales                    $861,415       $524,665
      Oil and gas production expenses      $210,237       $204,682
      Barrels produced                        8,889          8,791
      Mcf produced                          219,400        231,248
      Average price/Bbl                    $  26.72       $  13.27
      Average price/Mcf                    $   2.84       $   1.76

      As shown in the table above, total oil and gas sales increased $336,750 (64.2%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Of this increase, approximately $120,000 and $237,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil sold increased 98 barrels, while volumes of gas sold decreased 11,848 Mcf for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Average oil and gas prices increased to $26.72 per barrel and $2.84 per Mcf, respectively, for the six months ended June 30, 2000 from $13.27 per barrel and $1.76 per Mcf, respectively, for the six months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $5,555 (2.7%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. This increase was substantially offset by
      (i) positive prior period production tax adjustments made by the purchaser on two significant wells during the six months ended June 30, 1999, (ii) negative prior period production tax adjustments made by the purchaser on several other wells during the six months ended June 30, 2000, and (iii) workover expenses incurred on two significant wells during the six months ended June 30, 1999 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 24.4% for the six months ended June 30, 2000 from 39.0% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $30,946 (29.7%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999 and the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 8.5% for the six months ended June 30, 2000 from 19.8% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 11.5% for the six months ended June 30, 2000 from 18.8% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through June 30, 2000 totaling $16,268,686 or 105.22% of the Limited Partners' capital contributions.

      II-D PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999.

                                       Three Months Ended June 30,
                                       ---------------------------
                                           2000             1999
                                         --------         --------
      Oil and gas sales                  $866,468         $620,800
      Oil and gas production expenses    $253,698         $249,225
      Barrels produced                      9,134            9,309
      Mcf produced                        204,327          254,162
      Average price/Bbl                  $  25.71         $  14.46
      Average price/Mcf                  $   3.09         $   1.91

      As shown in the table above, total oil and gas sales increased $245,668 (39.6%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Of this increase, approximately $103,000 and $241,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $95,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 175 barrels and 49,835 Mcf, respectively, for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The decrease in volumes of gas sold was primarily due to negative prior period volume adjustments made by the purchasers on two significant wells during the three months ended June 30, 2000 and normal declines in production. Average oil and gas prices increased to $25.71 per barrel and $3.09 per Mcf, respectively, for the three months ended June 30, 2000 from $14.46 per barrel and $1.91 per Mcf, respectively, for the three months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $4,473 (1.8%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) positive prior period lease operating expense adjustments made by the operator on one significant well during the three months ended June 30, 2000. These increases were partially offset by workover expenses incurred on another significant well during the three months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 29.3% for the three months ended June 30, 2000 from 40.1% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $43,553 (40.5%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This decrease was primarily due to the decreases in volumes of oil and gas sold and upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 7.4% for the three months ended June 30, 2000 from 17.3% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization expenses.

      General and administrative expenses decreased $2,068 (2.3%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 10.0% for the three months ended June 30, 2000 from 14.3% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

                                        Six Months Ended June 30,
                                        -------------------------
                                             2000          1999
                                          ----------    ----------
      Oil and gas sales                   $1,698,551    $1,126,215
      Oil and gas production expenses     $  481,927    $  534,774
      Barrels produced                        16,559        18,613
      Mcf produced                           454,701       477,982
      Average price/Bbl                   $    26.45    $    12.33
      Average price/Mcf                   $     2.77    $     1.88

      As shown in the table above, total oil and gas sales increased $572,336 (50.8%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Of this increase, approximately $234,000 and $408,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 2,054 barrels and 23,281 Mcf, respectively, for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The decrease in volumes of oil sold was primarily due to a positive prior period volume adjustment made by the operator on one significant well during the six months ended June 30, 1999 and a negative prior period volume adjustment made by the operator on another significant well during the six months ended June 30, 2000. Average oil and gas prices increased to $26.45 per barrel and $2.77 per Mcf, respectively, for the six months ended June 30, 2000 from

      $12.33 per barrel and $1.88 per Mcf, respectively, for the six months ended June 30, 1999. Oil and gas production expenses (including lease operating expenses and production taxes) decreased $52,847 (9.9%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was primarily due to workover expenses incurred on several wells during the six months ended June 30, 1999 in order to improve the recovery of reserves. This decrease was partially offset by
      (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) positive prior period lease operating expense adjustments made by the operator on one significant well during the six months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 28.4% for the six months ended June 30, 2000 from 47.5% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $67,748 (33.1%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was primarily due to the decreases in volumes of oil and gas sold and upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 8.0% for the six months ended June 30, 2000 from 18.2% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization expenses.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 11.7% for the six months ended June 30, 2000 from 17.7% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2000  totaling   $32,935,903  or  104.6%  of  Limited   Partners'  capital
      contributions.

      II-E PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999.

                                       Three Months Ended June 30,
                                       ---------------------------
                                           2000             1999
                                         --------         --------
      Oil and gas sales                  $661,135         $475,193
      Oil and gas production expenses    $163,902         $113,473
      Barrels produced                      5,301            8,412
      Mcf produced                        149,471          164,664
      Average price/Bbl                  $  29.16         $  15.82
      Average price/Mcf                  $   3.39         $   2.08

      As shown in the table above, total oil and gas sales increased $185,942 (39.1%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Of this increase, approximately $71,000 and $196,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $49,000 and $32,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 3,111 barrels and 15,193 Mcf, respectively, for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The decrease in volumes of oil sold was primarily due to a negative prior period volume adjustment made by the purchaser on one significant well during the three months ended June 30, 2000 and normal declines in production. Average oil and gas prices increased to $29.16 per barrel and $3.39 per Mcf, respectively, for the three months ended June 30, 2000 from $15.82 per barrel and $2.08 per Mcf, respectively, for the three months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $50,429 (44.5%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This increase was primarily due to (i) a positive prior period lease operating expense adjustment made by the operator on one significant well during the three months ended June 30, 2000, (ii) an increase in surface and subsurface repair and maintenance expenses incurred on two significant wells during the three months ended June 30, 2000, and (iii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 24.8% for the three months ended June 30, 2000 from 23.9% for the three months ended June 30, 1999.

      Depreciation, depletion, and amortization of oil and gas properties decreased $42,586 (37.0%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999 and the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 11.0% for the three months ended June 30, 2000 from 24.2% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization expenses.

      General and administrative expenses decreased $1,425 (2.2%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 9.6% for the three months ended June 30, 2000 from 13.6% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

                                         Six Months Ended June 30,
                                         -------------------------
                                              2000          1999
                                           ----------     --------
      Oil and gas sales                    $1,170,440     $803,244
      Oil and gas production expenses      $  283,195     $261,206
      Barrels produced                         12,523       17,272
      Mcf produced                            309,293      318,863
      Average price/Bbl                    $    29.02     $  13.43
      Average price/Mcf                    $     2.61     $   1.79

      As shown in the table above, total oil and gas sales increased $367,196 (45.7%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Of this increase, approximately $195,000 and $253,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $64,000 related to a decrease in volumes of oil sold. Volumes of oil and gas sold decreased 4,749 barrels and 9,570 Mcf, respectively, for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The decrease in volumes of oil sold was primarily due to (i) a negative prior period volume adjustment made by the operator on one significant well during the six months ended June 30, 2000, (ii) a positive prior period volume adjustment made by the operator on another significant well during the six months ended June 30, 1999, and
      (iii) normal declines in production. Average oil and gas prices increased to $29.02 per barrel and $2.61 per

      Mcf, respectively, for the six months ended June 30, 2000 from $13.43 per barrel and $1.79 per Mcf, respectively, for the six months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $21,989 (8.4%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 24.2% for the six months ended June 30, 2000 from 32.5% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $72,262 (32.0%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999 and the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 13.1% for the six months ended June 30, 2000 from 28.1% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization expenses.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 12.4% for the six months ended June 30, 2000 from 18.1% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2000  totaling   $23,744,574  or  103.77%  of  Limited  Partners'  capital
      contributions.

      II-F PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999.

                                       Three Months Ended June 30,
                                       ---------------------------
                                           2000             1999
                                         --------         --------
      Oil and gas sales                  $568,065         $376,944
      Oil and gas production expenses    $ 98,151         $ 79,088
      Barrels produced                      6,593            9,100
      Mcf produced                        112,710          131,212
      Average price/Bbl                  $  28.05         $  14.94
      Average price/Mcf                  $   3.40         $   1.84

      As shown in the table above, total oil and gas sales increased $191,121 (50.7%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Of this increase, approximately $86,000 and $176,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $37,000 and $34,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 2,507 barrels and 18,502 Mcf, respectively, for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The decrease in volumes of oil sold was primarily due to normal declines in production and a positive prior period volume adjustment made by the operator on one significant well during the three months ended June 30, 1999. The decrease in volumes of gas sold was primarily due to a negative prior period volume adjustment made by the purchaser on another significant well during the three months ended June 30, 2000 and normal declines in production. Average oil and gas prices increased to $28.05 per barrel and $3.40 per Mcf, respectively, for the three months ended June 30, 2000 from $14.94 per barrel and $1.84 per Mcf, respectively, for the three months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $19,063 (24.1%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 17.3% for the three months ended June 30, 2000 from 21.0% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $27,617 (33.4%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This decrease was primarily due to the decreases in volumes of oil and gas sold and upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 9.7% for the three months ended June 30, 2000 from 21.9% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $976 (2.0%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 8.3% for the three months ended June 30, 2000 from 12.8% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

                                         Six Months Ended June 30,
                                         -------------------------
                                              2000          1999
                                           ----------     --------
      Oil and gas sales                    $1,075,723     $771,173
      Oil and gas production expenses      $  212,757     $237,089
      Barrels produced                         14,434       19,581
      Mcf produced                            255,755      317,796
      Average price/Bbl                    $    27.66     $  12.48
      Average price/Mcf                    $     2.65     $   1.66

      As shown in the table above, total oil and gas sales increased $304,550 (39.5%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Of this increase, approximately $219,000 and $253,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $64,000 and $103,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 5,147 barrels and 62,041 Mcf, respectively, for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The decrease in volumes of oil sold was primarily due to positive prior period volume adjustments made by the operators on two significant wells during the six months ended June 30, 1999 and normal declines in production. The decrease in volumes of gas sold was primarily due to positive prior period volume adjustments made by the operator on another significant well during the six months ended June 30, 1999 and normal declines in production. Average oil and gas prices increased to $27.66 per barrel and $2.65 per Mcf, respectively, for the six months ended June 30, 2000 from $12.48 per barrel and $1.66 per Mcf, respectively, for the six months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $24,332 (10.3%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, (ii) workover expenses incurred on one significant well during the six months ended June 30, 1999 in order to improve the recovery of reserves, and (iii) positive prior period lease operating expense adjustments made by the operator on another significant well during the six months ended June 30, 1999. These decreases were partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 19.8% for the six months ended June 30, 2000 from 30.7% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $69,880 (36.1%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was primarily due to the decreases in volumes of oil and gas sold and upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 11.5% for the six months ended June 30, 2000 from 25.1% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 10.1% for the six months ended June 30, 2000 from 14.1% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2000  totaling   $18,310,051  or  106.83%  of  Limited  Partners'  capital
      contributions.

      II-G PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999.

                                       Three Months Ended June 30,
                                       ---------------------------
                                            2000            1999
                                         ----------       --------
      Oil and gas sales                  $1,242,924       $852,551
      Oil and gas production expenses    $  212,103       $171,953
      Barrels produced                       13,841         19,192
      Mcf produced                          240,274        277,354
      Average price/Bbl                  $    28.05       $  15.25
      Average price/Mcf                  $     3.56       $   2.02

      As shown in the table above, total oil and gas sales increased $390,373 (45.8%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Of this increase, approximately $177,000 and $370,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $82,000 and $75,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 5,351 barrels and 37,080 Mcf, respectively, for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The decrease in volumes of oil sold was primarily due to normal declines in production and a positive prior period volume adjustment made by the operator on one significant well during the three months ended June 30, 1999. The decrease in volumes of gas sold was primarily due to a negative prior period volume adjustment made by the purchaser on another significant well during the three months ended June 30, 2000 and normal declines in production. Average oil and gas prices increased to $28.05 per barrel and $3.56 per Mcf, respectively, for the three months ended June 30, 2000 from $15.25 per barrel and $2.02 per Mcf, respectively, for the three months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $40,150 (23.3%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 17.1% for the three months ended June 30, 2000 from 20.2% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $57,959 (32.9%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This decrease was primarily due to the decreases in volumes of oil and gas sold and upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 9.5% for the three months ended June 30, 2000 from 20.6% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $3,016 (2.9%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 8.2% for the three months ended June 30, 2000 from 12.2% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

                                         Six Months Ended June 30,
                                         -------------------------
                                              2000         1999
                                           ----------   ----------
      Oil and gas sales                    $2,283,363   $1,704,587
      Oil and gas production expenses      $  456,990   $  508,795
      Barrels produced                         30,272       41,270
      Mcf produced                            550,702      683,569
      Average price/Bbl                    $    27.66   $    12.62
      Average price/Mcf                    $     2.63   $     1.73

      As shown in the table above, total oil and gas sales increased $578,776 (34.0%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Of this increase, approximately $455,000 and $493,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $139,000 and $230,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 10,998 barrels and 132,867 Mcf, respectively, for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The decrease in volumes of oil sold was primarily due to positive prior period volume adjustments made by the operators on two significant wells during the six months ended June 30, 1999 and normal declines in production. The decrease in volumes of gas sold was primarily due to positive prior period volume adjustments made by the operator on another significant well during the six months ended June 30, 1999 and normal declines in production. Average oil and gas prices increased to $27.66 per barrel and $2.63 per Mcf, respectively, for the six months ended June 30, 2000 from $12.62 per barrel and $1.73 per Mcf, respectively, for the six months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $51,805 (10.2%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, (ii) workover expenses incurred on one significant well during the six months ended June 30, 1999 in order to improve the recovery of reserves, and (iii) positive prior period lease operating expense adjustments made by the operator on another significant well during the six months ended June 30, 1999. These decreases were partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 20.0% for the six months ended June 30, 2000 from 29.8% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $150,180 (36.0%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was primarily due to the decreases in volumes of oil and gas sold and upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 11.7% for the six months ended June 30, 2000 from 24.5% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 10.3% for the six months ended June 30, 2000 from 13.8% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2000  totaling   $37,910,371  or  101.86%  of  Limited  Partners'  capital
      contributions.

      II-H PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999.

                                       Three Months Ended June 30,
                                       ---------------------------
                                           2000             1999
                                         --------         --------
      Oil and gas sales                  $311,239         $198,563
      Oil and gas production expenses    $ 52,135         $ 41,544
      Barrels produced                      3,225            4,482
      Mcf produced                         57,560           68,224
      Average price/Bbl                  $  28.05         $  14.91
      Average price/Mcf                  $   3.84         $   1.93

      As shown in the table above, total oil and gas sales increased $112,676 (56.7%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Of this increase, approximately $43,000 and $110,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $19,000 and $21,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 1,257 barrels and 10,664 Mcf, respectively, for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The decrease in volumes of oil sold was primarily due to normal declines in production and a positive prior period volume adjustment made by the operator on one significant well during the three months ended June 30, 1999. The decrease in volumes of gas sold was primarily due to a negative prior period volume adjustment made by the purchaser on another significant well during the three months ended June 30, 2000. Average oil and gas prices increased to $28.05 per barrel and $3.84 per Mcf, respectively, for the three months ended June 30, 2000 from $14.91 per barrel and $1.93 per Mcf, respectively, for the three months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $10,591 (25.5%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 16.8% for the three months ended June 30, 2000 from 20.9% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $14,034 (33.5%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This decrease was primarily due to the decreases in volumes of oil and gas sold and upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 8.9% for the three months ended June 30, 2000 from 21.1% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 8.2% for the three months ended June 30, 2000 from 12.9% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

                                         Six Months Ended June 30,
                                         -------------------------
                                             2000           1999
                                           --------       --------
      Oil and gas sales                    $533,848       $396,755
      Oil and gas production expenses      $110,456       $121,585
      Barrels produced                        7,056          9,637
      Mcf produced                          130,233        162,495
      Average price/Bbl                    $  27.65       $  12.47
      Average price/Mcf                    $   2.60       $   1.70

      As shown in the table above, total oil and gas sales increased $137,093 (34.6%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Of this increase, approximately $107,000 and $117,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $32,000 and $55,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 2,581 barrels and 32,262 Mcf, respectively, for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The decrease in volumes of oil sold was primarily due to positive prior period volume adjustments made by the operators on two significant wells during the six months ended June 30, 1999 and normal declines in production. The decrease in volumes of gas sold was primarily due to positive prior period volume adjustments made by the operator on another significant well during the six months ended June 30, 1999 and normal declines in production. Average oil and gas prices increased to $27.65 per barrel and $2.60 per Mcf, respectively, for the six months ended June 30, 2000 from $12.47 per barrel and $1.70 per Mcf, respectively, for the six months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $11,129 (9.2%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, (ii) workover expenses incurred on one significant well during the six months ended June 30, 1999 in order to improve the recovery of reserves, and (iii) positive prior period lease operating expense adjustments made by the operator on another significant well during the six months ended June 30, 1999. These decreases were partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 20.7% for the six months ended June 30, 2000 from 30.6% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $34,527 (35.6%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was primarily due to the decreases in volumes of oil and gas sold and upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 11.7% for the six months ended June 30, 2000 from 24.4% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 10.9% for the six months ended June 30, 2000 from 14.6% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2000  totaling   $8,823,364  or  96.21%  of  Limited   Partners'   capital
      contributions.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK.

           The Partnerships do not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

27.1 Financial Data Schedule containing summary financial information extracted from the II-A Partnership's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the II-B Partnership's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the II-C Partnership's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the II-D Partnership's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the II-E Partnership's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

27.6 Financial Data Schedule containing summary financial information extracted from the II-F Partnership's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

27.7 Financial Data Schedule containing summary financial information extracted from the II-G Partnership's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

27.8 Financial Data Schedule containing summary financial information extracted from the II-H Partnership's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

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

                                  (Registrant)

                               BY:  GEODYNE RESOURCES, INC.

                                    General Partner


Date:  August 14, 2000         By:      /s/Dennis R. Neill
                                  --------------------------------
                                       (Signature)
                                       Dennis R. Neill
                                       President


Date:  August 14, 2000         By:     /s/Patrick M. Hall
                                  --------------------------------
                                      (Signature)
                                      Patrick M. Hall
                                      Principal Accounting Officer

                                INDEX TO EXHIBITS


NUMBER     DESCRIPTION
------     -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-A's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-B's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-C's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-D's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-E's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-F's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

27.7 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-G's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

27.8 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-H's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

           All other exhibits are omitted as inapplicable.