Form 10-Q
period 2000-09-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP II A; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-E; GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-G; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-H
filed 2000-11-13
CIK 824894, 826345, 833054, 833526, 842881, 850506, 851724, 854062

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2000

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



                                II-A  73-1295505 II-B 73-1303341
                                II-C  73-1308986 II-D 73-1329761
                                II-E  73-1324751 II-F 73-1330632
       Oklahoma                 II-G  73-1336572 II-H 73-1342476
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
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                  2000             1999
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $1,059,121       $  723,978
   Accounts receivable:
      Oil and gas sales                           982,007          702,392
      Related party (Note 2)                       35,966                -
                                               ----------       ----------
        Total current assets                   $2,077,094       $1,426,370

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                3,227,291        3,541,487

DEFERRED CHARGE                                   732,855          732,855
                                               ----------       ----------
                                               $6,037,240       $5,700,712
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   78,949       $  112,953
   Gas imbalance payable                          123,801          123,801
                                               ----------       ----------
        Total current liabilities              $  202,750       $  236,754

ACCRUED LIABILITY                              $  221,438       $  221,438

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  329,373)     ($  380,195)
   Limited Partners, issued and
      outstanding, 484,283 units                5,942,425        5,622,715
                                               ----------       ----------
        Total Partners' capital                $5,613,052       $5,242,520
                                               ----------       ----------
                                               $6,037,240       $5,700,712
                                               ==========       ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                 2000              1999
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,458,416        $1,135,642
   Interest income, including $288
      from a related party in 2000
      (Note 2)                                    11,819             5,895
   Gain on sale of oil and gas
      properties                                  95,992             1,237
                                              ----------        ----------
                                              $1,566,227        $1,142,774

COSTS AND EXPENSES:
   Lease operating                            $  223,242        $  214,199
   Production tax                                 86,546            71,176
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 118,226           175,328
   General and administrative
      (Note 2)                                   137,466           134,000
                                              ----------        ----------
                                              $  565,480        $  594,703
                                              ----------        ----------

NET INCOME                                    $1,000,747        $  548,071
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  109,533        $   34,122
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  891,214        $  513,949
                                              ==========        ==========
NET INCOME per unit                           $     1.84        $     1.06
                                              ==========        ==========
UNITS OUTSTANDING                                484,283           484,283
                                              ==========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                 2000              1999
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $4,104,104        $2,629,667
   Interest income, including $288
      from a related party in 2000
      (Note 2)                                    28,321            10,585
   Gain on sale of oil and gas
      properties                                  96,301             1,237
   Insurance settlement                                -           202,500
                                              ----------        ----------
                                              $4,228,726        $2,843,989

COSTS AND EXPENSES:
   Lease operating                            $  778,877        $  772,355
   Production tax                                226,639           144,189
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 377,304           463,573
   General and administrative
      (Note 2)                                   442,756           441,628
                                              ----------        ----------
                                              $1,825,576        $1,821,745
                                              ----------        ----------

NET INCOME                                    $2,403,150        $1,022,244
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  271,440        $   69,126
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $2,131,710        $  953,118
                                              ==========        ==========
NET INCOME per unit                           $     4.40        $     1.97
                                              ==========        ==========
UNITS OUTSTANDING                                484,283           484,283
                                              ==========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)
                                                 2000              1999
                                              ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $2,403,150        $1,022,244
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               377,304           463,573
      Gain on sale of oil and gas
        properties                           (    96,301)      (     1,237)
      Increase in accounts receivable -
        oil and gas sales                    (   279,615)      (   188,318)
      Increase in accounts receivable -
        related party                        (       288)                -
      Decrease in accounts payable           (    34,004)      (    94,478)
                                              ----------        ----------
Net cash provided by operating
   activities                                 $2,370,246        $1,201,784
                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($   63,108)      ($    9,141)
   Proceeds from sale of oil and
      gas properties                              60,623            12,063
                                              ----------        ----------
Net cash provided (used) by investing
   activities                                ($    2,485)       $    2,922
                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($2,032,618)      ($  721,184)
                                              ----------        ----------
Net cash used by financing activities        ($2,032,618)      ($  721,184)
                                              ----------        ----------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                $  335,143        $  483,522

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           723,978           213,480
                                              ----------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $1,059,121        $  697,002
                                              ==========        ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES

      The Geodyne II-A Partnership sold certain oil and gas properties during the nine months ended September 30, 2000 for which proceeds and interest thereon were due from a related party at September 30, 2000.




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                  2000             1999
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  891,584        $  372,838
   Accounts receivable:
      Oil and gas sales                          707,462           512,039
                                              ----------        ----------
        Total current assets                  $1,599,046        $  884,877

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               2,116,223         2,259,415

DEFERRED CHARGE                                  230,320           230,320
                                              ----------        ----------
                                              $3,945,589        $3,374,612
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   55,521        $   89,312
   Gas imbalance payable                          21,890            21,890
                                              ----------        ----------
        Total current liabilities             $   77,411        $  111,202

ACCRUED LIABILITY                             $   97,529        $   97,529

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  280,584)      ($  290,773)
   Limited Partners, issued and
      outstanding, 361,719 units               4,051,233         3,456,654
                                              ----------        ----------
        Total Partners' capital               $3,770,649        $3,165,881
                                              ----------        ----------
                                              $3,945,589        $3,374,612
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                2000              1999
                                             ----------         --------

REVENUES:
   Oil and gas sales                         $  993,491         $812,462
   Interest income                                9,327            3,131
   Gain on sale of oil and gas
      properties                                248,695                -
                                             ----------         --------
                                             $1,251,513         $815,593

COSTS AND EXPENSES:
   Lease operating                           $  152,996         $162,365
   Production tax                                60,369           58,135
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 60,150          107,581
   General and administrative
      (Note 2)                                  102,926          100,087
                                             ----------         --------
                                             $  376,441         $428,168
                                             ----------         --------

NET INCOME                                   $  875,072         $387,425
                                             ==========         ========
GENERAL PARTNER - NET INCOME                 $   45,694         $ 23,518
                                             ==========         ========
LIMITED PARTNERS - NET INCOME                $  829,378         $363,907
                                             ==========         ========
NET INCOME per unit                          $     2.30         $   1.01
                                             ==========         ========
UNITS OUTSTANDING                               361,719          361,719
                                             ==========         ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                 2000              1999
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $2,859,162        $1,898,187
   Interest income                                18,701             5,515
   Gain on sale of oil and gas
      properties                                 249,921                 -
                                              ----------        ----------
                                              $3,127,784        $1,903,702

COSTS AND EXPENSES:
   Lease operating                            $  528,145        $  590,298
   Production tax                                161,364           122,224
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 196,773           292,007
   General and administrative
      (Note 2)                                   331,486           329,001
                                              ----------        ----------
                                              $1,217,768        $1,333,530
                                              ----------        ----------

NET INCOME                                    $1,910,016        $  570,172
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  102,437        $   39,913
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,807,579        $  530,259
                                              ==========        ==========
NET INCOME per unit                           $     5.00        $     1.47
                                              ==========        ==========
UNITS OUTSTANDING                                361,719           361,719
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                    2000            1999
                                                 ----------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $1,910,016       $570,172
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  196,773        292,007
      Gain on sale of oil and gas
        properties                              (   249,921)             -
      Increase in accounts receivable -
        oil and gas sales                       (   195,423)     ( 148,927)
      Decrease in accounts payable              (    33,791)     (  18,708)
                                                 ----------       --------
Net cash provided by operating
   activities                                    $1,627,654       $694,544
                                                 ----------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($   54,407)     ($  1,454)
   Proceeds from sale of oil and
      gas properties                                250,747         23,208
                                                 ----------       --------
Net cash provided by investing
   activities                                    $  196,340       $ 21,754
                                                 ----------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($1,305,248)     ($388,096)
                                                 ----------       --------
Net cash used by financing activities           ($1,305,248)     ($388,096)
                                                 ----------       --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $  518,746       $328,202

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              372,838        107,021
                                                 ----------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $  891,584       $435,223
                                                 ==========       ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                  2000            1999
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  332,162       $  204,820
   Accounts receivable:
      Oil and gas sales                           322,879          244,751
      Related party (Note 2)                       23,345                -
                                               ----------       ----------
        Total current assets                   $  678,386       $  449,571

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,145,893        1,225,550

DEFERRED CHARGE                                   129,664          129,664
                                               ----------       ----------
                                               $1,953,943       $1,804,785
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   23,255       $   38,355
   Gas imbalance payable                           20,300           20,300
                                               ----------       ----------
        Total current liabilities              $   43,555       $   58,655

ACCRUED LIABILITY                              $   54,063       $   54,063

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  106,365)     ($  119,145)
   Limited Partners, issued and
      outstanding, 154,621 units                1,962,690        1,811,212
                                               ----------       ----------
        Total Partners' capital                $1,856,325       $1,692,067
                                               ----------       ----------
                                               $1,953,943       $1,804,785
                                               ==========       ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                2000              1999
                                              --------          --------

REVENUES:
   Oil and gas sales                          $453,932          $379,273
   Interest income, including $187
      from a related party in 2000
      (Note 2)                                   3,539             1,808
   Gain on sale of oil and
      gas properties                            63,119                 -
                                              --------          --------
                                              $520,590          $381,081

COSTS AND EXPENSES:
   Lease operating                            $ 61,261          $ 65,164
   Production tax                               31,711            26,752
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                29,172            59,416
   General and administrative
      (Note 2)                                  44,530            42,780
                                              --------          --------
                                              $166,674          $194,112
                                              --------          --------

NET INCOME                                    $353,916          $186,969
                                              ========          ========
GENERAL PARTNER - NET INCOME                  $ 37,663          $ 23,864
                                              ========          ========
LIMITED PARTNERS - NET INCOME                 $316,253          $163,105
                                              ========          ========
NET INCOME per unit                           $   2.04          $   1.06
                                              ========          ========
UNITS OUTSTANDING                              154,621           154,621
                                              ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                 2000             1999
                                              ----------        --------

REVENUES:
   Oil and gas sales                          $1,315,347        $903,938
   Interest income, including $187
      from a related party in 2000
      (Note 2)                                     8,409           3,668
   Gain on sale of oil and
      gas properties                              68,179              47
                                              ----------        --------
                                              $1,391,935        $907,653

COSTS AND EXPENSES:
   Lease operating                            $  220,670        $227,596
   Production tax                                 82,539          69,002
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 102,356         163,546
   General and administrative
      (Note 2)                                   143,204         141,385
                                              ----------        --------
                                              $  548,769        $601,529
                                              ----------        --------

NET INCOME                                    $  843,166        $306,124
                                              ==========        ========
GENERAL PARTNER - NET INCOME                  $   92,688        $ 44,965
                                              ==========        ========
LIMITED PARTNERS - NET INCOME                 $  750,478        $261,159
                                              ==========        ========
NET INCOME per unit                           $     4.85        $   1.69
                                              ==========        ========
UNITS OUTSTANDING                                154,621         154,621
                                              ==========        ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)
                                                  2000              1999
                                                --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $843,166          $306,124
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               102,356           163,546
      Gain on sale of oil and
        properties                             (  68,179)       (       47)
      Increase in accounts receivable -
        oil and gas sales                      (  78,128)       (   73,459)
      Increase in accounts receivable -
        related party                          (     187)                -
      Decrease in accounts payable             (  15,100)       (    5,178)
                                                --------          --------
Net cash provided by operating
   activities                                   $783,928          $390,986
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 23,347)        ($ 10,587)
   Proceeds from sale of oil and
      gas properties                              45,669             8,735
                                                --------          --------
Net cash provided (used) by investing
   activities                                   $ 22,322         ($  1,852)
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($678,908)        ($228,872)
                                                --------          --------
Net cash used by financing activities          ($678,908)        ($228,872)
                                                --------          --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $127,342          $160,262

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           204,820            66,617
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $332,162          $226,879
                                                ========          ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES

      The Geodyne II-C Partnership sold certain oil and gas properties during the nine months ended September 30, 2000 for which proceeds and interest thereon were due from a related party at September 30, 2000.





         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                  2000             1999
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  642,292        $  547,528
   Accounts receivable:
      Oil and gas sales                          622,710           461,491
      Related party (Note 2)                     244,989                 -
                                              ----------        ----------
        Total current assets                  $1,509,991        $1,009,019

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               2,127,438         2,315,758

DEFERRED CHARGE                                  415,812           415,812
                                              ----------        ----------
                                              $4,053,241        $3,740,589
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   54,715        $   76,408
   Gas imbalance payable                         114,149           114,149
                                              ----------        ----------
        Total current liabilities             $  168,864        $  190,557

ACCRUED LIABILITY                             $  146,343        $  146,343

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  187,001)      ($  236,260)
   Limited Partners, issued and
      outstanding, 314,878 units               3,925,035         3,639,949
                                              ----------        ----------
        Total Partners' capital               $3,738,034        $3,403,689
                                              ----------        ----------
                                              $4,053,241        $3,740,589
                                              ==========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                 2000             1999
                                              ----------        --------

REVENUES:
   Oil and gas sales                          $  874,480        $705,104
   Interest income, including $1,961
      from a related party in 2000
      (Note 2)                                     8,628           3,898
   Gain on sale of oil and gas
      properties                                 273,833               -
                                              ----------        --------
                                              $1,156,941        $709,002

COSTS AND EXPENSES:
   Lease operating                            $  155,260        $144,496
   Production tax                                 70,292          48,457
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  51,622         102,835
   General and administrative
      (Note 2)                                    89,590          87,122
                                              ----------        --------
                                              $  366,764        $382,910
                                              ----------        --------

NET INCOME                                    $  790,177        $326,092
                                              ==========        ========
GENERAL PARTNER - NET INCOME                  $   82,801        $ 41,475
                                              ==========        ========
LIMITED PARTNERS - NET INCOME                 $  707,376        $284,617
                                              ==========        ========
NET INCOME per unit                           $     2.24        $    .90
                                              ==========        ========
UNITS OUTSTANDING                                314,878         314,878
                                              ==========        ========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                 2000              1999
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $2,573,031        $1,831,319
   Interest income, including $1,961
      from a related party in 2000
      (Note 2)                                    20,686             9,785
   Gain on sale of oil and gas
      properties                                 280,809            36,944
                                              ----------        ----------
                                              $2,874,526        $1,878,048

COSTS AND EXPENSES:
   Lease operating                            $  522,479        $  590,571
   Production tax                                185,000           137,156
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 188,290           307,251
   General and administrative
      (Note 2)                                   288,797           286,856
                                              ----------        ----------
                                              $1,184,566        $1,321,834
                                              ----------        ----------

NET INCOME                                    $1,689,960        $  556,214
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  183,874        $   76,853
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,506,086        $  479,361
                                              ==========        ==========
NET INCOME per unit                           $     4.78        $     1.52
                                              ==========        ==========
UNITS OUTSTANDING                                314,878           314,878
                                              ==========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)
                                                    2000            1999
                                                 ----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $1,689,960       $556,214
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  188,290        307,251
      Gain on sale of oil and gas
        properties                              (   280,809)     (  36,944)
      Increase in accounts receivable -
        oil and gas sales                       (   161,219)     ( 142,613)
      Increase in accounts receivable -
        related party                           (     1,961)             -
      Decrease in accounts payable              (    21,693)     (  10,936)
                                                 ----------       --------
Net cash provided by operating
   activities                                    $1,412,568       $672,972
                                                 ----------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($    4,762)     ($ 16,831)
   Proceeds from sale of oil and
      gas properties                                 42,573         36,944
                                                 ----------       --------
Net cash provided by investing
   activities                                    $   37,811       $ 20,113
                                                 ----------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($1,355,615)     ($564,126)
                                                 ----------       --------
Net cash used by financing activities           ($1,355,615)     ($564,126)
                                                 ----------       --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $   94,764       $128,959

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              547,528        311,556
                                                 ----------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $  642,292       $440,515
                                                 ==========       ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES

      The Geodyne II-D Partnership sold certain oil and gas properties during the nine months ended September 30, 2000 for which proceeds and interest thereon were due from a related party at September 30, 2000.





         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                  2000             1999
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  664,644        $  450,833
   Accounts receivable:
      Oil and gas sales                          508,830           319,501
                                              ----------        ----------
        Total current assets                  $1,173,474        $  770,334

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,807,443         2,035,168

DEFERRED CHARGE                                  216,068           216,068
                                              ----------        ----------
                                              $3,196,985        $3,021,570
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   30,530        $   48,834
   Gas imbalance payable                          37,480           151,074
                                              ----------        ----------
        Total current liabilities             $   68,010        $  199,908

ACCRUED LIABILITY                             $   42,252        $   42,252

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  132,746)      ($  162,586)
   Limited Partners, issued and
      outstanding, 228,821 units               3,219,469         2,941,996
                                              ----------        ----------
        Total Partners' capital               $3,086,723        $2,779,410
                                              ----------        ----------
                                              $3,196,985        $3,021,570
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                2000              1999
                                              --------          --------

REVENUES:
   Oil and gas sales                          $823,961          $490,849
   Interest income                               5,971             3,827
   Gain on sale of oil and
      gas properties                           149,218                 -
                                              --------          --------
                                              $979,150          $494,676

COSTS AND EXPENSES:
   Lease operating                            $ 85,972          $ 90,976
   Production tax                               59,685            36,311
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                82,277           104,784
   General and administrative
      (Note 2)                                  65,448            63,315
                                              --------          --------
                                              $293,382          $295,386
                                              --------          --------

NET INCOME                                    $685,768          $199,290
                                              ========          ========
GENERAL PARTNER - NET INCOME                  $ 75,385          $ 28,977
                                              ========          ========
LIMITED PARTNERS - NET INCOME                 $610,383          $170,313
                                              ========          ========
NET INCOME per unit                           $   2.66          $    .75
                                              ========          ========
UNITS OUTSTANDING                              228,821           228,821
                                              ========          ========





         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                 2000              1999
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,994,401        $1,294,093
   Interest income                                15,544             9,926
   Gain on sale of oil and
      gas properties                             154,694            23,406
                                              ----------        ----------
                                              $2,164,639        $1,327,425

COSTS AND EXPENSES:
   Lease operating                            $  298,068        $  297,620
   Production tax                                130,784            90,873
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 236,050           330,819
   General and administrative
      (Note 2)                                   210,667           208,877
                                              ----------        ----------
                                              $  875,569        $  928,189
                                              ----------        ----------

NET INCOME                                    $1,289,070        $  399,236
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  148,597        $   47,711
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,140,473        $  351,525
                                              ==========        ==========
NET INCOME per unit                           $     4.98        $     1.54
                                              ==========        ==========
UNITS OUTSTANDING                                228,821           228,821
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                  2000              1999
                                               ----------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $1,289,070         $399,236
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                236,050          330,819
      Gain on sale of oil and gas
        properties                            (   154,694)       (  23,406)
      Increase in accounts receivable -
        oil and gas sales                     (   189,329)       ( 119,316)
      Decrease in accounts payable            (    18,304)       (   8,560)
      Decrease in gas imbalance payable       (   113,594)               -
                                               ----------         --------
Net cash provided by operating
   activities                                  $1,049,199         $578,773
                                               ----------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($   12,770)       ($  5,785)
   Proceeds from sale of oil and
      gas properties                              159,139           27,235
                                               ----------         --------
Net cash provided by investing
   activities                                  $  146,369         $ 21,450
                                               ----------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($  981,757)       ($596,582)
                                               ----------         --------
Net cash used by financing activities         ($  981,757)       ($596,582)
                                               ----------         --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                 $  213,811         $  3,641

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            450,833          376,779
                                               ----------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $  664,644         $380,420
                                               ==========         ========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                  2000             1999
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  433,575       $  280,098
   Accounts receivable:
      Oil and gas sales                           400,802          286,995
                                               ----------       ----------
        Total current assets                   $  834,377       $  567,093

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,630,739        1,792,192

DEFERRED CHARGE                                    34,366           34,366
                                               ----------       ----------
                                               $2,499,482       $2,393,651
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   23,916       $   27,269
   Gas imbalance payable                            5,208            5,208
                                               ----------       ----------
        Total current liabilities              $   29,124       $   32,477

ACCRUED LIABILITY                              $   22,508       $   22,508

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  105,875)     ($  112,893)
   Limited Partners, issued and
      outstanding, 171,400 units                2,553,725        2,451,559
                                               ----------       ----------
        Total Partners' capital                $2,447,850       $2,338,666
                                               ----------       ----------
                                               $2,499,482       $2,393,651
                                               ==========       ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                  2000              1999
                                                --------          --------

REVENUES:
   Oil and gas sales                            $582,555          $454,356
   Interest income                                 4,306             1,950
   Gain on sale of oil and
      gas properties                              33,624                 -
                                                --------          --------
                                                $620,485          $456,306

COSTS AND EXPENSES:
   Lease operating                              $ 49,261          $ 67,499
   Production tax                                 41,490            26,867
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  55,619            75,359
   General and administrative
      (Note 2)                                    49,023            47,427
                                                --------          --------
                                                $195,393          $217,152
                                                --------          --------

NET INCOME                                      $425,092          $239,154
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 47,084          $ 30,502
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $378,008          $208,652
                                                ========          ========
NET INCOME per unit                             $   2.20          $   1.22
                                                ========          ========
UNITS OUTSTANDING                                171,400           171,400
                                                ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                   2000            1999
                                                ----------      ----------

REVENUES:
   Oil and gas sales                            $1,658,278      $1,225,529
   Interest income                                  10,988           5,125
   Gain on sale of oil and
      gas properties                                51,336           1,203
                                                ----------      ----------
                                                $1,720,602      $1,231,857

COSTS AND EXPENSES:
   Lease operating                              $  192,158      $  257,961
   Production tax                                  111,350          73,494
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   179,439         269,059
   General and administrative
      (Note 2)                                     157,414         156,008
                                                ----------      ----------
                                                $  640,361      $  756,522
                                                ----------      ----------

NET INCOME                                      $1,080,241      $  475,335
                                                ==========      ==========
GENERAL PARTNER - NET INCOME                    $  123,075      $   71,236
                                                ==========      ==========
LIMITED PARTNERS - NET INCOME                   $  957,166      $  404,099
                                                ==========      ==========
NET INCOME per unit                             $     5.58      $     2.36
                                                ==========      ==========
UNITS OUTSTANDING                                  171,400         171,400
                                                ==========      ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                 2000               1999
                                              ----------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $1,080,241          $475,335
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               179,439           269,059
      Gain on sale of oil and gas
        properties                           (    51,336)        (   1,203)
      Increase in accounts receivable -
        oil and gas sales                    (   113,807)        ( 113,842)
      Decrease in accounts payable           (     3,353)        (   2,095)
                                              ----------          --------
Net cash provided by operating
   activities                                 $1,091,184          $627,254
                                              ----------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($   24,102)        ($ 17,239)
   Proceeds from sale of oil and
      gas properties                              57,452             5,833
                                              ----------          --------
Net cash provided (used) by
   investing activities                       $   33,350         ($ 11,406)
                                              ----------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($  971,057)        ($525,939)
                                              ----------          --------
Net cash used by financing activities        ($  971,057)        ($525,939)
                                              ----------          --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                $  153,477          $ 89,909

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           280,098           153,240
                                              ----------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  433,575          $243,149
                                              ==========          ========





         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 2000             1999
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  919,329       $  633,816
   Accounts receivable:
      Oil and gas sales                           850,582          605,936
                                               ----------       ----------
        Total current assets                   $1,769,911       $1,239,752

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                3,508,180        3,857,776

DEFERRED CHARGE                                    77,306           77,306
                                               ----------       ----------
                                               $5,355,397       $5,174,834
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   51,443       $   58,877
   Gas imbalance payable                           11,288           11,288
                                               ----------       ----------
        Total current liabilities              $   62,731       $   70,165

ACCRUED LIABILITY                              $   52,863       $   52,863

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  221,991)     ($  266,026)
   Limited Partners, issued and
      outstanding, 372,189 units                5,461,794        5,317,832
                                               ----------       ----------
        Total Partners' capital                $5,239,803       $5,051,806
                                               ----------       ----------
                                               $5,355,397       $5,174,834
                                               ==========       ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                 2000             1999
                                              ----------        --------

REVENUES:
   Oil and gas sales                          $1,237,877        $888,505
   Interest income                                 9,322           4,234
   Gain on sale of oil and
      gas properties                              70,733               -
                                              ----------        --------
                                              $1,317,932        $892,739

COSTS AND EXPENSES:
   Lease operating                            $  105,927        $145,415
   Production tax                                 88,131          54,369
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 119,300         157,039
   General and administrative
      (Note 2)                                   105,629         102,973
                                              ----------        --------
                                              $  418,987        $459,796
                                              ----------        --------

NET INCOME                                    $  898,945        $432,943
                                              ==========        ========
GENERAL PARTNER - NET INCOME                  $   99,700        $ 27,717
                                              ==========        ========
LIMITED PARTNERS - NET INCOME                 $  799,245        $405,226
                                              ==========        ========
NET INCOME per unit                           $     2.15        $   1.09
                                              ==========        ========
UNITS OUTSTANDING                                372,189         372,189
                                              ==========        ========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                 2000              1999
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $3,521,240        $2,593,092
   Interest income                                24,457            11,235
   Gain on sale of oil and
      gas properties                             107,819             2,693
                                              ----------        ----------
                                              $3,653,516        $2,607,020

COSTS AND EXPENSES:
   Lease operating                            $  412,470        $  551,590
   Production tax                                238,578           156,989
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 386,603           574,522
   General and administrative
      (Note 2)                                   339,964           338,439
                                              ----------        ----------
                                              $1,377,615        $1,621,540
                                              ----------        ----------

NET INCOME                                    $2,275,901        $  985,480
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  259,939        $   71,693
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $2,015,962        $  913,787
                                              ==========        ==========
NET INCOME per unit                           $     5.42        $     2.46
                                              ==========        ==========
UNITS OUTSTANDING                                372,189           372,189
                                              ==========        ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                  2000             1999
                                               ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $2,275,901       $  985,480
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                386,603          574,522
      Gain on sale of oil and gas
        properties                            (   107,819)     (     2,693)
      Increase in accounts receivable -
        oil and gas sales                     (   244,646)     (   236,136)
      Decrease in accounts payable            (     7,434)     (     4,300)
                                               ----------       ----------
Net cash provided by operating
   activities                                  $2,302,605       $1,316,873
                                               ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($   50,404)     ($   36,609)
   Proceeds from sale of oil and
      gas properties                              121,216           12,505
                                               ----------       ----------
Net cash provided (used) by
   investing activities                        $   70,812      ($   24,104)
                                               ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($2,087,904)     ($1,123,090)
                                               ----------       ----------
Net cash used by financing activities         ($2,087,904)     ($1,123,090)
                                               ----------       ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                 $  285,513       $  169,679

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            633,816          333,168
                                               ----------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $  919,329       $  502,847
                                               ==========       ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                  2000            1999
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  229,230       $  147,018
   Accounts receivable:
      Oil and gas sales                           202,767          143,876
                                               ----------       ----------
        Total current assets                   $  431,997       $  290,894

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  824,538          906,816

DEFERRED CHARGE                                    18,072           18,072
                                               ----------       ----------
                                               $1,274,607       $1,215,782
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   12,540       $   14,504
   Gas imbalance payable                            2,789            2,789
                                               ----------       ----------
        Total current liabilities              $   15,329       $   17,293

ACCRUED LIABILITY                              $   11,016       $   11,016

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   64,446)     ($   66,614)
   Limited Partners, issued and
      outstanding, 91,711 units                 1,312,708        1,254,087
                                               ----------       ----------
        Total Partners' capital                $1,248,262       $1,187,473
                                               ----------       ----------
                                               $1,274,607       $1,215,782
                                               ==========       ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                  2000              1999
                                                --------          --------

REVENUES:
   Oil and gas sales                            $295,563          $222,185
   Interest income                                 2,217               906
   Gain on sale of oil and
      gas properties                              16,544                 -
                                                --------          --------
                                                $314,324          $223,091

COSTS AND EXPENSES:
   Lease operating                              $ 25,934          $ 35,386
   Production tax                                 21,051            13,556
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  28,162            37,057
   General and administrative
      (Note 2)                                    26,549            25,373
                                                --------          --------
                                                $101,696          $111,372
                                                --------          --------

NET INCOME                                      $212,628          $111,719
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 11,647          $  7,023
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $200,981          $104,696
                                                ========          ========
NET INCOME per unit                             $   2.20          $   1.14
                                                ========          ========
UNITS OUTSTANDING                                 91,711            91,711
                                                ========          ========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                  2000              1999
                                                --------          --------

REVENUES:
   Oil and gas sales                            $829,411          $618,940
   Interest income                                 5,698             2,356
   Gain on sale of oil and
      gas properties                              25,142               700
                                                --------          --------
                                                $860,251          $621,996

COSTS AND EXPENSES:
   Lease operating                              $100,340          $132,845
   Production tax                                 57,101            37,682
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  90,576           133,998
   General and administrative
      (Note 2)                                    84,909            83,453
                                                --------          --------
                                                $332,926          $387,978
                                                --------          --------

NET INCOME                                      $527,325          $234,018
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 29,704          $ 16,943
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $497,621          $217,075
                                                ========          ========
NET INCOME per unit                             $   5.43          $   2.37
                                                ========          ========
UNITS OUTSTANDING                                 91,711            91,711
                                                ========          ========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                  2000               1999
                                                --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $527,325           $234,018
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                90,576            133,998
      Gain on sale of oil and gas
        properties                             (  25,142)         (     700)
      Increase in accounts receivable -
        oil and gas sales                      (  58,891)         (  56,987)
      Decrease in accounts payable             (   1,964)         (     986)
                                                --------           --------
Net cash provided by operating
   activities                                   $531,904           $309,343
                                                --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 11,658)         ($  8,711)
   Proceeds from sale of oil and
      gas properties                              28,502              2,940
                                                --------           --------
Net cash provided (used) by investing
   activities                                   $ 16,844          ($  5,771)
                                                --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($466,536)         ($261,227)
                                                --------           --------
Net cash used by financing activities          ($466,536)         ($261,227)
                                                --------           --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $ 82,212           $ 42,345

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           147,018             78,275
                                                --------           --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $229,230           $120,620
                                                ========           ========





         The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
             CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of September 30, 2000, combined statements of operations for the three and nine months ended September 30, 2000 and 1999, and combined statements of cash flows for the nine months ended September 30, 2000 and 1999 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a
      "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at September 30, 2000, the combined results of operations for the three and nine months ended September 30, 2000 and 1999, and the combined cash flows for the nine months ended September 30, 2000 and 1999.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1999. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended September 30, 2000 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               II-A                  $10,023                 $127,443
               II-B                    7,736                   95,190
               II-C                    3,841                   40,689
               II-D                    6,727                   82,863
               II-E                    5,232                   60,216
               II-F                    3,918                   45,105
               II-G                    7,685                   97,944
               II-H                    2,414                   24,135

      During the nine months ended September 30, 2000 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               II-A                 $ 60,427                 $382,329
               II-B                   45,916                  285,570
               II-C                   21,137                  122,067
               II-D                   40,208                  248,589
               II-E                   30,019                  180,648
               II-F                   22,099                  135,315
               II-G                   46,132                  293,832
               II-H                   12,504                   72,405

      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.

      The accounts receivable - related party at September 30, 2000 for the II-A, II-C, and II-D Partnerships represents accrued proceeds and interest due from a related party for the sale of certain oil and gas properties during the nine months ended September 30, 2000. Subsequent to September 30, 2000, such amounts were collected.

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 2000 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      The II-B and II-E Partnerships' Statements of Cash Flows for the nine months ended September 30, 2000 include proceeds from the sale of certain oil and gas properties during the third quarter of 2000. These proceeds will be included in these Partnerships' cash distributions to be paid in November 2000.

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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Partnerships' gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Recent gas prices have been significantly higher than the Partnerships' historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999.

      II-A PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                   2000              1999
                                                ----------       ----------
      Oil and gas sales                         $1,458,416       $1,135,642
      Oil and gas production expenses           $  309,788       $  285,375
      Barrels produced                              18,650           19,868
      Mcf produced                                 242,776          332,216
      Average price/Bbl                         $    27.44       $    19.28
      Average price/Mcf                         $     3.90       $     2.27

      As shown in the table above, total oil and gas sales increased $322,774 (28.4%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Of this increase, approximately $152,000 and $397,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $203,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 1,218 barrels and 89,440 Mcf, respectively, for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The decrease in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the purchaser on one significant well during the three months ended September 30, 1999 and (ii) the shutting-in of another significant well during the three months ended September 30, 2000 due to low well pressure. Average oil and gas prices increased to $27.44 per barrel and $3.90 per Mcf, respectively, for the three months ended September 30, 2000 from $19.28 per barrel and $2.27 per Mcf, respectively, for the three months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $24,413 (8.6%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) a negative prior period lease operating expense adjustment made by the operator on one significant well during the three months ended September 30, 1999. These increases were partially offset by a positive prior period lease operating expense adjustment made by the operator on another significant well during the three months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 21.2% for the three months ended September 30, 2000 from 25.1% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $57,102 (32.6%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999 and the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 8.1% for the three months ended September 30, 2000 from 15.4% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $3,466 (2.6%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 9.4% for the three months ended September 30, 2000 from 11.8% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                   2000             1999
                                                ----------       ----------
      Oil and gas sales                         $4,104,104       $2,629,667
      Oil and gas production expenses           $1,005,516       $  916,544
      Barrels produced                              60,076           63,543
      Mcf produced                                 771,454          867,158
      Average price/Bbl                         $    27.21       $    14.49
      Average price/Mcf                         $     3.20       $     1.97

      As shown in the table above, total oil and gas sales increased $1,474,437 (56.1%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Of this increase, approximately $764,000 and $949,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $189,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 3,467 barrels and 95,704 Mcf, respectively, for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The decrease in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the purchaser on one significant well during the nine months ended September 30, 1999, (ii) the shutting-in of another significant well during the nine months ended September 30, 2000 due to low well pressure, and (iii) normal declines in production. Average oil and gas prices increased to $27.21 per barrel and $3.20 per Mcf, respectively, for the nine months ended September 30, 2000 from $14.49 per barrel and $1.97 per Mcf, respectively, for the nine months ended September 30, 1999.

      The II-A Partnership recognized an insurance settlement in the amount of $202,500 during the nine months ended September 30, 1999. No similar settlements occurred during the nine months ended September 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $88,972 (9.7%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) production tax credits received from the operator on several wells during the nine months ended September 30, 1999, and (iii) surface repair and maintenance expenses incurred on one significant well during the nine months ended September 30, 2000. These increases were partially offset by workover expenses incurred on two other wells during the nine months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 24.5% for the nine months ended September 30, 2000 from 34.9% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $86,269 (18.6%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999 and the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 9.2% for the nine months ended September 30, 2000 from 17.6% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 10.8% for the nine months ended September 30, 2000 from 16.8% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The II-A Partnership achieved payout during the nine months ended September 30, 2000. After payout, operations and revenues for the II-A Partnership have been and will be allocated using after payout percentages. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners. See the Partnerships' Annual Report on Form 10-K for the year ended December 31, 1999 for a further discussion of pre and post payout allocations of income and expense.

      The Limited Partners have received cash distributions through September 30, 2000 totaling $49,816,357 or 102.87% of the Limited Partners' capital contributions.

      II-B PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                  2000               1999
                                                --------           --------
      Oil and gas sales                         $993,491           $812,462
      Oil and gas production expenses           $213,365           $220,500
      Barrels produced                            12,436             14,643
      Mcf produced                               169,234            253,666
      Average price/Bbl                         $  27.16           $  18.05
      Average price/Mcf                         $   3.87           $   2.16

      As shown in the table above, total oil and gas sales increased $181,029 (22.3%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Of this increase, approximately $113,000 and $290,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $40,000 and $182,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 2,207 barrels and 84,432 Mcf, respectively, for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The decrease in volumes of oil sold was primarily due to a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended September 30, 1999. The decrease in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the purchasers on two significant wells during the three months ended September 30, 1999, (ii) the shutting-in of one significant well during the three months ended September 30, 2000 due to low well pressure, and (iii) normal declines in production. Average oil and gas prices increased to $27.16 per barrel and $3.87 per Mcf, respectively, for the three months ended September 30, 2000 from $18.05 per barrel and $2.16 per Mcf, respectively, for the three months ended September 30, 1999.

      As discussed in Liquidity and Capital Resources above, the II-B Partnership sold certain oil and gas properties during the three months ended September 30, 2000 and recognized a $248,695 gain on such sales. No such sales occurred during the three months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $7,135 (3.2%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 21.5% for the three months ended September 30, 2000 from 27.1% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $47,431 (44.1%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999 and the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 6.1% for the three months ended September 30, 2000 from 13.2% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $2,839 (2.8%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 10.4% for the three months ended September 30, 2000 from 12.3% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                   2000             1999
                                                ----------       ----------
      Oil and gas sales                         $2,859,162       $1,898,187
      Oil and gas production expenses           $  689,509       $  712,522
      Barrels produced                              41,378           42,696
      Mcf produced                                 549,461          670,828
      Average price/Bbl                         $    27.17       $    14.40
      Average price/Mcf                         $     3.16       $     1.91

      As shown in the table above, total oil and gas sales increased $960,975 (50.6%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Of this increase, approximately $528,000 and $684,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $232,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 1,318 barrels and 121,367 Mcf, respectively, for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The decrease in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the purchasers on two significant wells during the nine months ended September 30, 1999, (ii) the shutting-in of one significant well during the nine months ended September 30, 2000 due to low well pressure, and (iii) normal declines in production. Average oil and gas prices increased to $27.17 per barrel and $3.16 per Mcf, respectively, for the nine months ended September 30, 2000 from $14.40 per barrel and $1.91 per Mcf, respectively, for the nine months ended September 30, 1999.

      As discussed in Liquidity and Capital Resources above, the II-B Partnership sold certain oil and gas properties during the nine months ended September 30, 2000 and recognized a $249,921 gain on such sales. No such sales occurred during the nine months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $23,013 (3.2%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease was primarily due to workover expenses incurred on several wells during the nine months ended September 30, 1999 in order to improve the recovery of reserves. This decrease was partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 24.1% for the nine months ended September 30, 2000 from 37.5% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $95,234 (32.6%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999 and the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 6.9% for the nine months ended September 30, 2000 from 15.4% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 11.6% for the nine months ended September 30, 2000 from 17.3% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales. The Limited Partners have received cash distributions through September 30, 2000 totaling $36,135,916 or 99.90% of the Limited Partners' capital contributions. The II-B Partnership achieved payout during the fourth quarter of 2000. After payout, operations and revenues for the II-B Partnership have been and will be allocated using after payout percentages. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners. See the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999 for a further discussion of pre and post payout allocations of income and expense.

      II-C PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                    2000             1999
                                                  --------         --------
      Oil and gas sales                           $453,932         $379,273
      Oil and gas production expenses             $ 92,972         $ 91,916
      Barrels produced                               3,919            4,847
      Mcf produced                                  85,201          132,959
      Average price/Bbl                           $  28.81         $  18.01
      Average price/Mcf                           $   4.00         $   2.20

      As shown in the table above, total oil and gas sales increased $74,659 (19.7%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Of this increase, approximately $42,000 and $154,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $16,000 and $105,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 928 barrels and 47,758 Mcf, respectively, for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The decrease in volumes of oil sold was primarily due to (i) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended September 30, 1999 and (ii) normal declines in production. These decreases were partially offset by increased production on another significant well during the three months ended September 30, 2000 due to a successful workover during late 1999. The decrease in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended September 30, 1999, (ii) a negative prior period volume adjustment made by the operator on another significant well during the three months ended September 30, 2000, and (iii) the shutting-in of one significant well during the three months ended September 30, 2000 due to low well pressure. Average oil and gas prices increased to $28.81 per barrel and $4.00 per Mcf, respectively, for the three months ended September 30, 2000 from $18.01 per barrel and $2.20 per Mcf, respectively, for the three months ended September 30, 1999.

      The II-C Partnership sold certain oil and gas properties during the three months ended September 30, 2000 and recognized a $63,119 gain on such sales. No such sales occurred during the three months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $1,056 (1.1%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales, which increase was partially offset by a positive prior period production tax adjustment made by the purchaser on one significant well during the three months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 20.5% for the three months ended September 30, 2000 from 24.2% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $30,244 (50.9%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999 and the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 6.4% for the three months ended September 30, 2000 from 15.7% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $1,750 (4.1%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 9.8% for the three months ended September 30, 2000 from 11.3% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                     2000            1999
                                                  ----------       --------
      Oil and gas sales                           $1,315,347       $903,938
      Oil and gas production expenses             $  303,209       $296,598
      Barrels produced                                12,808         13,638
      Mcf produced                                   304,601        364,207
      Average price/Bbl                           $    27.36       $  14.95
      Average price/Mcf                           $     3.17       $   1.92

      As shown in the table above, total oil and gas sales increased $411,409 (45.5%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Of this increase, approximately $159,000 and $379,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $115,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 830 barrels and 59,606 Mcf, respectively, for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The decrease in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the purchaser on one significant well during the nine months ended September 30, 1999, (ii) a negative prior period volume adjustment made by the operator on another significant well during the nine months ended September 30, 2000, and (iii) the shutting-in of one significant well during the nine months ended September 30, 2000 due to low well pressure. Average oil and gas prices increased to $27.36 per barrel and $3.17 per Mcf, respectively, for the nine months ended September 30, 2000 from $14.95 per barrel and $1.92 per Mcf, respectively, for the nine months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $6,611 (2.2%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. This increase was partially offset by (i) positive prior period production tax adjustments made by the purchaser on several significant wells during the nine months ended September 30, 1999, (ii) negative prior period production tax adjustments made by the purchaser on several other wells during the nine months ended September 30, 2000, and (iii) workover expenses incurred on two significant wells during the nine months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 23.1% for the nine months ended September 30, 2000 from 32.8% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $61,190 (37.4%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999 and the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 7.8% for the nine months ended September 30, 2000 from 18.1% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $1,819 (1.3%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 10.9% for the nine months ended September 30, 2000 from 15.6% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2000 totaling $16,490,686 or 106.65% of the Limited Partners' capital contributions.

      II-D PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                  2000               1999
                                                --------           --------
      Oil and gas sales                         $874,480           $705,104
      Oil and gas production expenses           $225,552           $192,953
      Barrels produced                             9,279              7,755
      Mcf produced                               153,609            250,111
      Average price/Bbl                         $  28.89           $  19.44
      Average price/Mcf                         $   3.95           $   2.22

      As shown in the table above, total oil and gas sales increased $169,376 (24.0%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Of this increase, approximately $88,000 and $266,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $29,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $214,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 1,524 barrels, while volumes of gas sold decreased 96,502 Mcf for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The increase in volumes of oil sold was primarily due to (i) increased production on one significant well during the three months ended September 30, 2000 following successful repairs made during late 1999 and (ii) a positive prior period volume adjustment made by the purchaser on another significant well during the three months ended September 30, 2000. The decrease in volumes of gas sold was primarily due to (i) negative prior period volume adjustments made on two significant wells during the three months ended September 30, 2000 and (ii) normal declines in production. Average oil and gas prices increased to $28.89 per barrel and $3.95 per Mcf, respectively, for the three months ended September 30, 2000 from $19.44 per barrel and $2.22 per Mcf, respectively, for the three months ended September 30, 1999.

      The II-D Partnership sold certain oil and gas properties during the three months ended September 30, 2000 and recognized a $273,833 gain on such sales. No such sales occurred during the three months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $32,599 (16.9%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) workover expenses incurred on one significant well during the three months ended September 30, 2000 in order to improve the recovery of reserves, and (iii) an increase in repair and maintenance expenses incurred on another significant well during the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 25.8% for the three months ended September 30, 2000 from 27.4% for the three months ended September 30, 1999.

      Depreciation, depletion, and amortization of oil and gas properties decreased $51,213 (49.8%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This decrease was primarily due to the decrease in volumes of gas sold and upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 5.9% for the three months ended September 30, 2000 from 14.6% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $2,468 (2.8%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 10.2% for the three months ended September 30, 2000 from 12.4% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                    2000            1999
                                                 ----------      ----------
      Oil and gas sales                          $2,573,031      $1,831,319
      Oil and gas production expenses            $  707,479      $  727,727
      Barrels produced                               25,838          26,368
      Mcf produced                                  608,310         728,093
      Average price/Bbl                          $    27.33      $    14.42
      Average price/Mcf                          $     3.07      $     1.99

      As shown in the table above, total oil and gas sales increased $741,712 (40.5%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Of this increase, approximately $333,000 and $655,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $239,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 530 barrels and 119,783 Mcf, respectively, for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The decrease in volumes of gas sold was primarily due to (i) negative prior period volume adjustments on two significant wells during the nine months ended September 30, 2000 and (ii) normal declines in production. Average oil and gas prices increased to $27.33 per barrel and $3.07 per Mcf, respectively, for the nine months ended September 30, 2000 from $14.42 per barrel and $1.99 per Mcf, respectively, for the nine months ended September 30, 1999.

      The II-D Partnership sold certain oil and gas properties during the nine months ended September 30, 2000 and recognized a $280,809 gain on such sales. Sales of oil and gas properties during the nine months ended September 30, 1999 resulted in the II-D Partnership recognizing similar gains totaling $36,944.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $20,248 (2.8%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease was primarily due to workover expenses incurred on several wells during the nine months ended September 30, 1999. This decrease was partially offset by (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) positive prior period lease operating expense adjustments made by the operator on one significant well during the nine months ended September 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 27.5% for the nine months ended September 30, 2000 from 39.7% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $118,961 (38.7%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease was primarily due to the decreases in volumes of oil and gas sold and upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 7.3% for the nine months ended September 30, 2000 from 16.8% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 11.2% for the nine months ended September 30, 2000 from 15.7% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2000 totaling $33,325,903 or 105.84% of Limited Partners' capital contributions.

      II-E PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                  2000               1999
                                                --------           --------
      Oil and gas sales                         $823,961           $490,849
      Oil and gas production expenses           $145,657           $127,287
      Barrels produced                             7,102              7,120
      Mcf produced                               163,083            153,140
      Average price/Bbl                         $  29.17           $  21.26
      Average price/Mcf                         $   3.78           $   2.22

      As shown in the table above, total oil and gas sales increased $333,112 (67.9%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Of this increase, approximately $56,000 and $255,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil sold decreased 18 barrels, while volumes of gas sold increased 9,943 Mcf for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Average oil and gas prices increased to $29.17 per barrel and $3.78 per Mcf, respectively, for the three months ended September 30, 2000 from $21.26 per barrel and $2.22 per Mcf, respectively, for the three months ended September 30, 1999.

      As discussed in Liquidity and Capital Resources above, the II-E Partnership sold certain oil and gas properties during the three months ended September 30, 2000 and recognized a $149,218 gain on such sales. No such sales occurred during the three months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $18,370 (14.4%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 17.7% for the three months ended September 30, 2000 from 25.9% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $22,507 (21.5%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 10.0% for the three months ended September 30, 2000 from 21.3% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $2,133 (3.4%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 7.9% for the three months ended September 30, 2000 from 12.9% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                     2000            1999
                                                  ----------     ----------
      Oil and gas sales                           $1,994,401     $1,294,093
      Oil and gas production expenses             $  428,852     $  388,493
      Barrels produced                                19,625         24,392
      Mcf produced                                   472,376        472,003
      Average price/Bbl                           $    29.07     $    15.72
      Average price/Mcf                           $     3.01     $     1.93

      As shown in the table above, total oil and gas sales increased $700,308 (54.1%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Of this increase, approximately $262,000 and $512,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $75,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 4,767 barrels, while volumes of gas sold increased 373 Mcf for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The decrease in volumes of oil sold was primarily due to (i) a negative prior period volume adjustment made by the operator on one significant well during the nine months ended September 30, 2000, (ii) a positive prior period volume adjustment made by the operator on another significant well during the nine months ended September 30, 1999, and (iii) normal declines in production. Average oil and gas prices increased to $29.07 per barrel and $3.01 per Mcf, respectively, for the nine months ended September 30, 2000 from $15.72 per barrel and $1.93 per Mcf, respectively, for the nine months ended September 30, 1999.

      As discussed in Liquidity and Capital Resources above, the II-E Partnership sold certain oil and gas properties during the nine months ended September 30, 2000 and recognized a $154,694 gain on such sales. Sales of oil and gas properties during the nine months ended September 30, 1999 resulted in the II-E Partnership recognizing similar gains of $23,406.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $40,359 (10.4%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 21.5% for the nine months ended September 30, 2000 from 30.0% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $94,769 (28.6%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 11.8% for the nine months ended September 30, 2000 from 25.6% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 10.6% for the nine months ended September 30, 2000 from 16.1% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2000 totaling $24,146,574 or 105.53% of Limited Partners' capital contributions.

      II-F PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                  2000               1999
                                                --------           --------
      Oil and gas sales                         $582,555           $454,356
      Oil and gas production expenses           $ 90,751           $ 94,366
      Barrels produced                             5,898              7,718
      Mcf produced                               118,397            123,033
      Average price/Bbl                         $  28.47           $  21.29
      Average price/Mcf                         $   3.50           $   2.36

      As shown in the table above, total oil and gas sales increased $128,199 (28.2%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Of this increase, approximately $42,000 and $136,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $39,000 related to a decrease in volumes of oil sold. Volumes of oil and gas sold decreased 1,820 barrels and 4,636 Mcf, respectively, for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The decrease in volumes of oil sold was primarily due to positive prior period volume adjustments made by the operators on two significant wells during the three months ended September 30, 1999 and normal declines in production. Average oil and gas prices increased to $28.47 per barrel and $3.50 per Mcf, respectively, for the three months ended September 30, 2000 from $21.29 per barrel and $2.36 per Mcf, respectively, for the three months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $3,615 (3.8%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This decrease was primarily due to (i) an ad valorem tax refund received on one significant well during the three months ended September 30, 2000, (ii) a decrease in repair and maintenance expenses on one significant well during the three months ended September 30, 2000 as compared to the three months ended September 30, 1999, and (iii) workover expenses incurred on one significant well during the three months ended September 30, 1999. These decreases were partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 15.6% for the three months ended September 30, 2000 from 20.8% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $19,740 (26.2%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This decrease was primarily due to the decreases in volumes of oil and gas sold and upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 9.5% for the three months ended September 30, 2000 from 16.6% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $1,596 (3.4%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 8.4% for the three months ended September 30, 2000 from 10.4% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                     2000           1999
                                                  ----------     ----------
      Oil and gas sales                           $1,658,278     $1,225,529
      Oil and gas production expenses             $  303,508     $  331,455
      Barrels produced                                20,332         27,299
      Mcf produced                                   374,152        440,829
      Average price/Bbl                           $    27.89     $    14.97
      Average price/Mcf                           $     2.92     $     1.85

      As shown in the table above, total oil and gas sales increased $432,749 (35.3%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Of this increase, approximately $263,000 and $398,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $104,000 and $124,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 6,967 barrels and 66,677 Mcf, respectively, for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The decrease in volumes of oil sold was primarily due to positive prior period volume adjustments made by the operators on several wells during the nine months ended September 30, 1999 and normal declines in production. The decrease in volumes of gas sold was primarily due to a positive prior period volume adjustment made by the operator on another significant well during the nine months ended September 30, 1999 and normal declines in production. Average oil and gas prices increased to $27.89 per barrel and $2.92 per Mcf, respectively, for the nine months ended September 30, 2000 from $14.97 per barrel and $1.85 per Mcf, respectively, for the nine months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $27,947 (8.4%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold,
      (ii) positive prior period lease operating expense adjustments made by the operator on several wells during the nine months ended September 30, 1999, and (iii) workover expenses incurred on one significant well during the nine months ended September 30, 1999. These decreases were partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 18.3% for the nine months ended September 30, 2000 from 27.0% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $89,620 (33.3%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease was primarily due to the decreases in volumes of oil and gas sold and upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 10.8% for the nine months ended September 30, 2000 from 22.0% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 9.5% for the nine months ended September 30, 2000 from 12.7% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2000 totaling $18,612,051 or 108.59% of Limited Partners' capital contributions.

      II-G PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                   2000              1999
                                                ----------         --------
      Oil and gas sales                         $1,237,877         $888,505
      Oil and gas production expenses           $  194,058         $199,784
      Barrels produced                              12,368           16,277
      Mcf produced                                 252,641          252,612
      Average price/Bbl                         $    28.46         $  20.69
      Average price/Mcf                         $     3.51         $   2.18

      As shown in the table above, total oil and gas sales increased $349,372 (39.3%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Of this increase, approximately $96,000 and $334,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $81,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 3,909 barrels, while volumes of gas sold increased 29 Mcf for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The decrease in volumes of oil sold was primarily due to positive prior period volume adjustments made by the operators on two significant wells during the three months ended September 30, 1999 and normal declines in production. Average oil and gas prices increased to $28.46 per barrel and $3.51 per Mcf, respectively, for the three months ended September 30, 2000 from $20.69 per barrel and $2.18 per Mcf, respectively, for the three months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $5,726 (2.9%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This decrease was primarily due to (i) an ad valorem tax refund received on one significant well during the three months ended September 30, 2000, (ii) a decrease in repair and maintenance expenses on one significant well during the three months ended September 30, 2000 as compared to the three months ended September 30, 1999, and (iii) workover expenses incurred on another significant well during the three months ended September 30, 1999. These decreases were partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 15.7% for the three months ended September 30, 2000 from 22.5% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $37,739 (24.0%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This decrease was primarily due to the decrease in volumes of oil sold and upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 9.6% for the three months ended September 30, 2000 from 17.7% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $2,656 (2.6%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 8.5% for the three months ended September 30, 2000 from 11.6% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                     2000           1999
                                                  ----------     ----------
      Oil and gas sales                           $3,521,240     $2,593,092
      Oil and gas production expenses             $  651,048     $  708,579
      Barrels produced                                42,640         57,547
      Mcf produced                                   803,343        936,181
      Average price/Bbl                           $    27.89     $    14.90
      Average price/Mcf                           $     2.90     $     1.85

      As shown in the table above, total oil and gas sales increased $928,148 (35.8%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Of this increase, approximately $554,000 and $842,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $222,000 and $246,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 14,907 barrels and 132,838 Mcf, respectively, for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The decrease in volumes of oil sold was primarily due to positive prior period volume adjustments made by the operators on several wells during the nine months ended September 30, 1999 and normal declines in production. The decrease in volumes of gas sold was primarily due to a positive prior period volume adjustment made by the operator on another significant well during the nine months ended September 30, 1999 and normal declines in production. Average oil and gas prices increased to $27.89 per barrel and $2.90 per Mcf, respectively, for the nine months ended September 30, 2000 from $14.90 per barrel and $1.85 per Mcf, respectively, for the nine months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $57,531 (8.1%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold,
      (ii) positive prior period lease operating expense adjustments made by the operator on several wells during the nine months ended September 30, 1999, and (iii) workover expenses incurred on one significant well during the nine months ended September 30, 1999 in order to improve the recovery of reserves. These decreases were partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 18.5% for the nine months ended September 30, 2000 from 27.3% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $187,919 (32.7%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease was primarily due to the decreases in volumes of oil and gas sold and upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 11.0% for the nine months ended September 30, 2000 from 22.2% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 9.7% for the nine months ended September 30, 2000 from 13.1% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2000 totaling $38,554,371 or 103.59% of Limited Partners' capital contributions.

      II-H PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                  2000               1999
                                                --------           --------
      Oil and gas sales                         $295,563           $222,185
      Oil and gas production expenses           $ 46,985           $ 48,942
      Barrels produced                             2,873              3,734
      Mcf produced                                60,631             61,823
      Average price/Bbl                         $  28.45           $  21.35
      Average price/Mcf                         $   3.53           $   2.30

      As shown in the table above, total oil and gas sales increased $73,378 (33.0%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Of this increase, approximately $20,000 and $74,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $18,000 related to a decrease in volumes of oil sold. Volumes of oil and gas sold decreased 861 barrels and 1,192 Mcf, respectively, for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The decrease in volumes of oil sold was primarily due to positive prior period volume adjustments made by the operators on two significant wells during the three months ended September 30, 1999 and normal declines in production. Average oil and gas prices increased to $28.45 per barrel and $3.53 per Mcf, respectively, for the three months ended September 30, 2000 from $21.35 per barrel and $2.30 per Mcf, respectively, for the three months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $1,957 (4.0%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This decrease was primarily due to (i) an ad valorem tax refund received on one significant well during the three months ended September 30, 2000, (ii) a decrease in repair and maintenance expenses on one significant well during the three months ended September 30, 2000 as compared to the three months ended September 30, 1999, and (iii) workover expenses incurred on one significant well during the three months ended September 30, 1999 in order to improve the recovery of reserves. These decreases were partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 15.9% for the three months ended September 30, 2000 from 22.0% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $8,895 (24.0%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This decrease was primarily due to the decreases in volumes of oil and gas sold and upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 9.5% for the three months ended September 30, 2000 from 16.7% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $1,176 (4.6%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 9.0% for the three months ended September 30, 2000 from 11.4% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                    2000             1999
                                                  --------         --------
      Oil and gas sales                           $829,411         $618,940
      Oil and gas production expenses             $157,441         $170,527
      Barrels produced                               9,929           13,371
      Mcf produced                                 190,864          224,318
      Average price/Bbl                           $  27.88         $  14.95
      Average price/Mcf                           $   2.90         $   1.87

      As shown in the table above, total oil and gas sales increased $210,471 (34.0%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Of this increase, approximately $128,000 and $196,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $51,000 and $63,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 3,442 barrels and 33,454 Mcf, respectively, for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The decrease in volumes of oil sold was primarily due to positive prior period volume adjustments made by the operators on several wells during the nine months ended September 30, 1999 and normal declines in production. The decrease in volumes of gas sold was primarily due to a positive prior period volume adjustment made by the operator on another significant well during the nine months ended September 30, 1999 and normal declines in production. Average oil and gas prices increased to $27.88 per barrel and $2.90 per Mcf, respectively, for the nine months ended September 30, 2000 from $14.95 per barrel and $1.87 per Mcf, respectively, for the nine months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $13,086 (7.7%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold,
      (ii) positive prior period lease operating expense adjustments made by the operator on several wells during the nine months ended September 30, 1999, and (iii) workover expenses incurred on one significant well during the nine months ended September 30, 1999 in order to improve the recovery of reserves. These decreases were partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 19.0% for the nine months ended September 30, 2000 from 27.6% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $43,422 (32.4%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease was primarily due to the decreases in volumes of oil and gas sold and upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 10.9% for the nine months ended September 30, 2000 from 21.6% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $1,456 (1.7%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 10.2% for the nine months ended September 30, 2000 from 13.5% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2000 totaling $8,983,364 or 97.95% of Limited Partners' capital contributions. The II-H Partnership achieved payout during the fourth quarter of 2000. After payout, operations and revenues for the II-H Partnership have been and will be allocated using after payout percentages. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners. See the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999 for a further discussion of pre and post payout allocations of income and expense.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Partnerships do not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27.1 Financial Data Schedule containing summary financial information extracted from the II-A Partnership's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

     27.2 Financial Data Schedule containing summary financial information extracted from the II-B Partnership's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

     27.3 Financial Data Schedule containing summary financial information extracted from the II-C Partnership's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

     27.4 Financial Data Schedule containing summary financial information extracted from the II-D Partnership's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

     27.5 Financial Data Schedule containing summary financial information extracted from the II-E Partnership's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

     27.6 Financial Data Schedule containing summary financial information extracted from the II-F Partnership's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

     27.7 Financial Data Schedule containing summary financial information extracted from the II-G Partnership's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

     27.8 Financial Data Schedule containing summary financial information extracted from the II-H Partnership's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

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

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  November 13, 2000            By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  November 13, 2000      By:      /s/Patrick M. Hall
                                       --------------------------------
                                            (Signature)
                                            Patrick M. Hall
                                            Principal Accounting Officer

                                INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-A's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-B's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-C's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-D's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-E's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-F's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

27.7 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-G's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

27.8 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership II-H's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

            All other exhibits are omitted as inapplicable.