Form 10-K405
period 2000-12-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP II A; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-E; GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-G; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-H
filed 2001-02-23
CIK 824894, 826345, 833054, 833526, 842881, 850506, 851724, 854062

FORM 10-K405
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

PART II.....................................................................26
      ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS......26
      ITEM 6.     SELECTED FINANCIAL DATA...................................28
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................37
      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK........................................ 63
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............63
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................63

PART III....................................................................64
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL
                  PARTNER...................................................64
      ITEM 11.    EXECUTIVE COMPENSATION....................................65
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT................................................74
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............75

PART IV.....................................................................76
      ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K...............................................76
      SIGNATURES............................................................81

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

      The General Partner currently serves as general partner of 26 limited partnerships including the Partnerships. The General Partner is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including the General Partner (collectively "Samson"), are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 2000, Samson owned interests in approximately 13,500 oil and gas wells located in 19 states of the United States and the countries of Canada, Venezuela, and Russia. At December 31, 2000, Samson operated approximately 2,700 oil and gas wells located in 14 states of the United States, as well as Canada, Venezuela, and Russia.

      The Partnerships are currently engaged in the business of owning interests in producing oil and gas properties located in the continental United States. The Partnerships may also engage to a limited extent in development drilling on producing oil and gas properties as required for the prudent management of the Partnerships.

      As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and Samson. As of February 15, 2001, Samson employed approximately 965 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item 10. Directors and Executive Officers of the General Partner."

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


      Competition and Marketing

      The Partnerships' revenues, net income or loss, cash flows, carrying value of oil and gas properties, and amount of oil and gas which can be economically produced depend substantially upon the prevailing prices for oil and gas. Oil and gas prices (and consequently the Partnerships' profitability) depend on a number of factors that are beyond the control of the Partnerships. These factors include worldwide political instability (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), the level of domestic oil and gas production, government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated. In addition, the domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. Predicting future prices is not possible. Concerning past trends, oil and gas prices in the United States have been highly volatile for many years.

      Over the past ten years average yearly wellhead gas prices have generally been in the $1.40 to $2.40 per Mcf range. However, due to unusual supply and demand circumstances gas prices are currently substantially higher than the upper end of this range. Substantially all of the Partnerships' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas increased from approximately $2.24 per Mcf at December 31, 1999 to approximately $6.03 per Mcf at December 31, 2000. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past three years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. However, production curtailment agreements among major oil producing nations and other supply and demand factors have caused recent oil prices to climb to over $30.00 per barrel in some markets. It is not known whether this trend will continue. Prices for the Partnerships' oil increased from approximately $22.75 per barrel at December 31, 1999 to approximately $27.52 per barrel at December 31, 2000.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 2000. While it is impossible to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease, management believes it is possible that average oil and gas prices for the near future may be somewhat higher than the prices experienced over the past 10 years.


      Significant Customers

      The following customers accounted for ten percent or more of the Partnerships' oil and gas sales during the year ended December 31, 2000:

Partnership                   Purchaser                         Percentage
-----------      ----------------------------------             ----------

   II-A          El Paso Energy Marketing Company
                   ("El Paso")                                     27.8%
                 Amoco Production Company                          17.2%

   II-B          El Paso                                           38.0%
                 Hallwood Petroleum, Inc.                          11.5%
                 Amoco Production Company                          10.4%

   II-C          El Paso                                           35.6%

   II-D          El Paso                                           28.6%

   II-E          El Paso                                           47.9%

   II-F          El Paso                                           20.7%

   II-G          El Paso                                           20.6%

   II-H          El Paso                                           20.7%


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


ITEM 2.    PROPERTIES

           Well Statistics

      The following table sets forth the number of productive wells of the Partnerships as of December 31, 2000.

                               Well Statistics(1)
                             As of December 31, 2000

             Number of Gross Wells(2)           Number of Net Wells(3)
             ------------------------        ---------------------------
 P/ship       Total      Oil    Gas           Total      Oil       Gas
 ------       -----      ---    ---           -----     -----     -----
   II-A       1,011      745    266           43.21     29.53     13.68
   II-B         185      110     75           22.69     15.15      7.54
   II-C         245       93    152            7.82      2.45      5.37
   II-D         188       72    116           20.32      2.48     17.84
   II-E         859      658    201           10.62      3.96      6.66
   II-F         866      677    189           11.00      5.67      5.33
   II-G         866      677    189           23.72     12.17     11.55
   II-H         866      677    189            5.81      2.95      2.86

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

      Drilling Activities

      During the year ended December 31, 2000, the Partnerships participated in the drilling activities described below.

                                                Working
P/ship       Well Name          County    St.   Interest  Type    Status
------   ----------------       -------   ---   --------  ----   ---------

II-E     Wolfe Unit No. 7       Winkler   TX    .00330     Oil   Producing

II-F     Wolfe Unit No. 7       Winkler   TX    .00807     Oil   Producing

II-G     Wolfe Unit No. 7       Winkler   TX    .01687     Oil   Producing

II-H     Wolfe Unit No. 7       Winkler   TX    .00390     Oil   Producing


      During the year ended December 31, 2000, the Partnerships indirectly participated in the drilling activities described below. The Partnerships do not own working interests in these wells; therefore, they did not incur any costs associated with the drilling activity.

                                                Revenue
P/ship       Well Name          County    St.   Interest   Type   Status
------   ----------------       -------   ---   --------   ----  ---------

II-A     Hutton No. 1           Colusa    CA    .00008     Gas   Producing

II-C     Pankratz No. 2-35      Dewey     OK    .00439     Gas   Producing

II-D     Pankratz No. 2-35      Dewey     OK    .00505     Gas   Producing

II-E     McQuiddy No. 4-4       Hemphill  TX    .01969     Gas   Producing

      The II-B Partnership did not directly or indirectly participate in any drilling activities during the year ended December 31, 2000.


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

                               Net Production Data

                                II-A Partnership
                                ----------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2000           1999           1998
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           77,024         84,033         86,428
   Gas (Mcf)                         1,003,723      1,149,550      1,433,552

Oil and gas sales:
   Oil                              $2,117,259     $1,365,308     $1,070,099
   Gas                               3,601,631      2,397,623      2,841,724
                                     ---------      ---------      ---------
     Total                          $5,718,890     $3,762,931     $3,911,823
                                     =========      =========      =========
Total direct operating
   expenses                         $1,418,970     $1,297,760     $1,772,997
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         24.8%          34.5%          45.3%

Average sales price:
   Per barrel of oil                    $27.49         $16.25         $12.38
   Per Mcf of gas                         3.59           2.09           1.98

Direct operating expenses per
   equivalent Bbl of oil                $ 5.81         $ 4.71         $ 5.45

                               Net Production Data

                                II-B Partnership
                                ----------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2000           1999           1998
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           52,155         56,749         53,095
   Gas (Mcf)                           707,543        870,203        904,066

Oil and gas sales:
   Oil                              $1,431,328     $  918,317     $  713,020
   Gas                               2,506,352      1,775,400      1,779,023
                                     ---------      ---------      ---------
     Total                          $3,937,680     $2,693,717     $2,492,043
                                     =========      =========      =========
Total direct operating
   expenses                         $  995,481     $  960,136     $1,092,499
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         25.3%          35.6%          43.8%

Average sales price:
   Per barrel of oil                    $27.44         $16.18         $13.43
   Per Mcf of gas                         3.54           2.04           1.97

Direct operating expenses per
   equivalent Bbl of oil                $ 5.85         $ 4.76         $ 5.36

                               Net Production Data

                                II-C Partnership
                                ----------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2000           1999           1998
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           16,424         17,691         16,806
   Gas (Mcf)                           398,166        500,545        478,643

Oil and gas sales:
   Oil                              $  456,845     $  295,047     $  224,072
   Gas                               1,399,195      1,001,421        912,402
                                     ---------      ---------      ---------
     Total                          $1,856,040     $1,296,468     $1,136,474
                                     =========      =========      =========
Total direct operating
   expenses                         $  404,470     $  440,322     $  427,109
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         21.8%          34.0%          37.6%

Average sales price:
   Per barrel of oil                    $27.82         $16.68         $13.33
   Per Mcf of gas                         3.51           2.00           1.91

Direct operating expenses per
   equivalent Bbl of oil                $ 4.89         $ 4.35         $ 4.42

                               Net Production Data

                                II-D Partnership
                                ----------------

                                              Year Ended December 31,
                                    ----------------------------------------
                                       2000           1999           1998
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           32,648         33,890         37,733
   Gas (Mcf)                           836,567      1,010,194      1,034,372

Oil and gas sales:
   Oil                              $  909,025     $  556,917     $  477,184
   Gas                               2,848,626      2,041,699      1,933,867
                                     ---------      ---------      ---------
     Total                          $3,757,651     $2,598,616     $2,411,051
                                     =========      =========      =========
Total direct operating
   expenses                         $  937,311     $1,106,783     $  945,971
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         24.9%          42.6%          39.2%

Average sales price:
   Per barrel of oil                    $27.84         $16.43         $12.65
   Per Mcf of gas                         3.41           2.02           1.87

Direct operating expenses per
   equivalent Bbl of oil                $ 5.45         $ 5.47         $ 4.50

                               Net Production Data

                                II-E Partnership
                                ----------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2000           1999           1998
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           23,708         32,352         37,508
   Gas (Mcf)                           611,642        624,562        647,841

Oil and gas sales:
   Oil                              $  693,214     $  565,758     $  499,076
   Gas                               2,067,671      1,244,967      1,205,387
                                     ---------      ---------      ---------
     Total                          $2,760,885     $1,810,725     $1,704,463
                                     =========      =========      =========
Total direct operating
   expenses                         $  579,065     $  557,889     $  672,490
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         21.0%          30.8%          39.5%

Average sales price:
   Per barrel of oil                    $29.24         $17.49         $13.31
   Per Mcf of gas                         3.38           1.99           1.86

Direct operating expenses per
   equivalent Bbl of oil                $ 4.61         $ 4.09         $ 4.62

                               Net Production Data

                                II-F Partnership
                                ----------------

                                              Year Ended December 31,
                                    ----------------------------------------
                                       2000           1999           1998
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           25,175         34,859         36,915
   Gas (Mcf)                           480,967        569,382        516,917

Oil and gas sales:
   Oil                              $  708,378     $  579,956     $  491,647
   Gas                               1,604,881      1,085,380        953,155
                                     ---------      ---------      ---------
     Total                          $2,313,259     $1,665,336     $1,444,802
                                     =========      =========      =========
Total direct operating
   expenses                         $  412,615     $  451,347     $  398,414
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         17.8%          27.1%          27.6%

Average sales price:
   Per barrel of oil                    $28.14         $16.64         $13.32
   Per Mcf of gas                         3.34           1.91           1.84

Direct operating expenses per
   equivalent Bbl of oil                $ 3.92         $ 3.48         $ 3.24

                               Net Production Data

                                II-G Partnership
                                ----------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2000           1999           1998
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           52,807         73,361         77,421
   Gas (Mcf)                         1,031,148      1,210,210      1,105,661

Oil and gas sales:
   Oil                              $1,485,755     $1,216,334     $1,030,974
   Gas                               3,429,820      2,311,265      2,041,481
                                     ---------      ---------      ---------
     Total                          $4,915,575     $3,527,599     $3,072,455
                                     =========      =========      =========
Total direct operating
   expenses                         $  885,336     $  965,229     $  852,699
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         18.0%          27.4%          27.8%

Average sales price:
   Per barrel of oil                    $28.14         $16.58         $13.32
   Per Mcf of gas                         3.33           1.91           1.85

Direct operating expenses per
   equivalent Bbl of oil                $ 3.94         $ 3.51         $ 3.26

                               Net Production Data

                                II-H Partnership
                                ----------------

                                              Year Ended December 31,
                                    ----------------------------------------
                                       2000           1999           1998
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           12,297         17,055         17,978
   Gas (Mcf)                           245,490        287,724        266,337

Oil and gas sales:
   Oil                              $  345,882     $  283,407     $  239,450
   Gas                                 816,404        553,520        494,163
                                     ---------      ---------      ---------
     Total                          $1,162,286     $  836,927     $  733,613
                                     =========      =========      =========
Total direct operating
   expenses                         $  213,954     $  232,658     $  205,463
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         18.4%          27.8%          28.0%

Average sales price:
   Per barrel of oil                    $28.13         $16.62         $13.32
   Per Mcf of gas                         3.33           1.92           1.86

Direct operating expenses per
   equivalent Bbl of oil                $ 4.02         $ 3.58         $ 3.29


      Proved Reserves and Net Present Value

      The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 2000. The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices at December 31, 2000. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The oil and gas prices at December 31, 2000 have caused the estimates of remaining economically recoverable reserves, as well as the value placed on said reserves, to be substantially higher than in the past several years. Any decrease in these prices will result in a corresponding reduction in the estimate of remaining reserves. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 2000. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at December 31, 2000 will actually be realized for such production. The General Partner believes that it is unlikely that prices will remain at their current high levels.

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

                               Proved Reserves and
                               Net Present Values
                              From Proved Reserves
                           As of December 31, 2000 (1)

II-A Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                   6,707,781
      Oil and liquids (Bbls)                                        548,403

   Net present value (discounted at 10% per annum)              $26,167,291

II-B Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                   4,842,161
      Oil and liquids (Bbls)                                        361,833

   Net present value (discounted at 10% per annum)              $18,182,791


II-C Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                   3,391,042
      Oil and liquids (Bbls)                                        126,153

   Net present value (discounted at 10% per annum)              $11,103,853

II-D Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                   8,264,342
      Oil and liquids (Bbls)                                        253,737

   Net present value (discounted at 10% per annum)              $26,325,421

II-E Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                   4,054,722
      Oil and liquids (Bbls)                                        229,723

   Net present value (discounted at 10% per annum)              $14,391,992

II-F Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                   3,158,866
      Oil and liquids (Bbls)                                        269,110

   Net present value (discounted at 10% per annum)              $12,803,971

II-G Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                   6,779,445
      Oil and liquids (Bbls)                                        565,056

   Net present value (discounted at 10% per annum)              $27,261,672

II-H Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                  1,646,842
      Oil and liquids (Bbls)                                       131,882

   Net present value (discounted at 10% per annum)              $6,528,724

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


      Significant Properties

      The   following   table  sets  forth  the  number  and   percent  of  each
Partnership's total wells which are operated by affiliates of the Partnerships as of December 31, 2000:

                                Operated Wells
                  ----------------------------------------
                    Partnership     Number       Percent
                    -----------     ------       -------
                       II-A           58             5%
                       II-B           35            18%
                       II-C           45            17%
                       II-D           26            12%
                       II-E           35             1%
                       II-F           45             2%
                       II-G           45             2%
                       II-H           45             2%


      The following tables set forth certain well and reserve information as of December 31, 2000 for the basins in which the Partnerships own a significant amount of properties. The tables contain the following information for each significant basin: (i) the number of gross wells and net wells, (ii) the number of wells in which only a non-working interest is owned, (iii) the Partnership's total number of wells, (iv) the number and percentage of wells operated by the Partnership's affiliates, (v) estimated proved oil reserves, (vi) estimated proved gas reserves, and (vii) the present value (discounted at 10% per annum) of estimated future net cash flow.

      The Anadarko Basin is located in western Oklahoma and the Texas panhandle, while the Southern Oklahoma Folded Belt Basin is located in southern Oklahoma. The Gulf Coast Basin is located in southern Louisiana and southeast Texas, while the Permian Basin straddles west Texas and southeast New Mexico. The Sacramento Basin is located in central California.


                                     Significant Properties as of December 31, 2000
                                     ----------------------------------------------

                                                                    Wells
                                                                  Operated by
                                                                  Affiliates       Oil          Gas
                        Gross     Net        Other      Total    -------------   Reserves     Reserves       Present
     Basin              Wells     Wells     Wells(1)    Wells    Number   %(2)    (Bbl)        (Mcf)          Value
------------------      ------   -------    --------    ------   ------   ----   --------    ----------    -----------
II-A Partnership:
      Anadarko           112      7.39        40         152       31      20%    52,122     3,752,119     $11,765,581
      Permian            483      4.27         9         492       10       2%    98,801       879,632       3,813,914
      Gulf Coast         249     11.47         -         249        -       -%   114,951       718,699       3,804,714


II-B Partnership:
      Anadarko            36      3.53         2          38       12      32%    20,844     2,373,132     $ 6,981,617
      Southern Okla.
       Folded Belt        13      3.53         -          13       12      92%    57,114       836,674       3,047,490
      Permian             13      1.68         -          13       10      77%    23,833       817,258       2,789,088
      Uinta                9       .91         3          12        -       -%   139,582       276,510       2,175,146


II-C Partnership:
      Anadarko            76      3.57         9          85       18      21%    17,550     1,840,077     $ 5,338,934
      Southern Okla.
       Folded Belt        16      1.62         -          16       15      94%    24,841       555,501       1,800,843
      Permian             16       .80         1          17       10      59%    10,917       394,286       1,318,099

II-D Partnership:
      Anadarko            48      6.11         7          55        8      15%    18,756     2,841,386     $ 8,636,813
      Sacramento          32      5.28         -          32        -       -%      -        2,029,247       6,737,276
      Gulf Coast          10      1.50         1          11        7      64%    67,878       710,357       2,376,653
      Permian              7      1.61         2           9        4      44%     8,332       911,825       2,323,614

--------------------------
(1)  Wells in which only a non-working (e.g. royalty) interest is owned.
(2)  Percent of the Partnership's total wells in the basin which are operated by affiliates of the
     Partnerships.


                                     Significant Properties as of December 31, 2000
                                     ----------------------------------------------

                                                                  Wells
                                                               Operated by
                                                                Affiliates        Oil          Gas
                        Gross     Net       Other     Total    -------------    Reserves     Reserves      Present
     Basin              Wells    Wells     Wells(1)   Wells    Number   %(2)     (Bbl)        (Mcf)         Value
------------------      ------   -------   --------   ------   ------   ----    --------    ----------   -----------
II-E Partnership:
      Anadarko            35      1.91          20       55      19      35%        956     1,516,685    $ 4,812,527
      Permian            746      3.79       1,518    2,264       6       -%     98,935     1,145,155      4,465,127
      Southern Okla.
       Folded Belt         1       .18           -        1       1     100%      4,961       702,426      2,221,159
      Gulf Coast          40      2.54           5       45       7      16%     84,152       322,494      1,767,932


II-F Partnership:
      Permian            742      6.39       1,517    2,259       2       -%    240,454     1,009,920    $ 6,076,773
      Anadarko            41      1.96          17       58      18      31%      3,440     1,646,381      5,239,565


II-G Partnership:
      Permian            742     13.35       1,517    2,259       2       -%    502,384     2,109,536    $12,695,892
      Anadarko            41      4.14          17       58      18      31%      7,411     3,497,913     11,129,656
      Southern Okla.
       Folded Belt        23      4.21           3       26      21      81%     27,999       859,139      2,505,521


II-H Partnership:
      Permian            742      3.09       1,517    2,259       2       -%    116,234       488,716    $ 2,938,853
      Anadarko            41       .98          17       58      18      31%      1,787       834,065      2,653,212
      Southern Okla.
       Folded Belt        23      1.11           3       26      21      81%      7,393       227,206        662,604
----------------------
(1)  Wells in which only a non-working (e.g. royalty) interest is owned.
(2)  Percent of the Partnership's total wells in the basin which are operated by affiliates of the
     Partnerships.

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the Limited Partners of any Partnership during 2000.


                                    PART II.

ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS

      As of February 1, 2001, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:

                              Number of            Numbers of
            Partnership         Units           Limited Partners
            -----------       ----------        ----------------

               II-A            484,283               3,712
               II-B            361,719               2,342
               II-C            154,621               1,222
               II-D            314,878               2,565
               II-E            228,821               1,939
               II-F            171,400               1,527
               II-G            372,189               2,298
               II-H             91,711               1,098


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

                             Repurchase Offer Prices
                             -----------------------

                      1999                          2000                 2001
            ------------------------      ------------------------       ----
            1st    2nd    3rd   4th       1st   2nd    3rd    4th        1st
P/ship      Qtr.   Qtr.   Qtr.  Qtr.      Qtr.  Qtr.   Qtr.   Qtr.       Qtr.
------      ----   ----   ----  ----      ----  ----   ----   ----       ----

 II-A       $12    $12    $13   $12       $11   $10    $17    $15        $13
 II-B        12     12     12    11        10     9     17     14         12
 II-C        17     16     16    15        14    13     22     20         17
 II-D        17     16     17    16        15    14     24     22         18
 II-E        15     15     15    15        13    12     18     15         13
 II-F        18     17     20    19        17    16     22     19         17
 II-G        18     17     20    19        17    15     21     19         16
 II-H        18     17     20    18        17    15     21     18         16


      In addition to this repurchase offer, some of the Partnerships have been subject to "4.9% tender offers" from several third parties. The General Partner does not know the terms of these offers or the prices received by the Limited Partners who accepted these offers.


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

      The following is a summary of cash distributions paid to the Limited Partners during 1999 and 2000 and the first quarter of 2001.

                               Cash Distributions
                               ------------------

                                1999
          -----------------------------------------------------
               1st          2nd           3rd           4th
P/ship         Qtr.         Qtr.          Qtr.          Qtr.
------    --------        ---------     ---------     ---------

 II-A        $ .19        $ .25          $ .99         $1.19
 II-B          .24          .39            .40          1.15
 II-C          .21          .54            .54          1.24
 II-D          .54          .42            .67           .97
 II-E         1.03          .50            .94          1.08
 II-F          .87          .95           1.04          1.39
 II-G          .87          .92           1.12          1.33
 II-H          .85          .86           1.04          1.31


                                  2000                               2001
            ---------------------------------------------------    ---------
              1st          2nd            3rd           4th          1st
P/ship        Qtr.         Qtr.           Qtr.          Qtr.         Qtr.
------      --------    ----------     ----------    ----------    ---------

 II-A        $1.25        $1.09          $1.40         $1.96        $2.02
 II-B          .97         1.02           1.36          2.41         1.93
 II-C         1.20         1.24           1.44          2.02         2.55
 II-D         1.41         1.23           1.24          1.71         4.20
 II-E         1.25          .76           1.76          2.75         2.14
 II-F         1.54         1.69           1.76          2.50         2.53
 II-G         1.57         1.73           1.73          2.44         2.47
 II-H         1.41         1.64           1.74          2.46         2.46

ITEM 6.           SELECTED FINANCIAL DATA

      The following tables present selected financial data for the Partnerships. This data should be read in conjunction with the financial statements of the Partnerships, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."

                                                Selected Financial Data

                                                    II-A Partnership
                                                    ----------------

                                2000            1999              1998              1997              1996
                            -----------     ------------      ------------      ------------      ------------

Oil and Gas Sales           $5,718,890       $3,762,931        $3,911,823        $5,431,745        $5,832,874
Net Income:
   Limited Partners          2,697,991        1,421,826         2,863,628         1,577,370         2,043,339
   General Partner             373,521           99,132           188,400           141,030           156,483
   Total                     3,071,512        1,520,958         3,052,028         1,718,400         2,199,822
Limited Partners' Net
   Income per Unit                5.57             2.94              5.91              3.26              4.22

Limited Partners' Cash
   Distributions per
     Unit                         5.70             2.62              9.80(1)           6.54              5.37
Total Assets                 5,753,841        5,700,712         5,530,544         7,495,013         9,068,387
Partners' Capital
   (Deficit):
   Limited Partners          5,561,706        5,622,715         5,469,889         7,350,261         8,937,891
   General Partner         (   333,839)     (   380,195)      (   417,336)      (   387,587)      (   342,481)
Number of Units
   Outstanding                 484,283          484,283           484,283           484,283           484,283

------------------
(1)  Amount of cash distribution includes proceeds from the settlement of a lawsuit.


                                                 Selected Financial Data

                                                    II-B Partnership
                                                    ----------------

                              2000              1999              1998              1997              1996
                          ------------      ------------      ------------      ------------      ------------

Oil and Gas Sales          $3,937,680        $2,693,717        $2,492,043        $3,816,269        $4,179,527
Net Income:
   Limited Partners         1,839,198           937,258         3,160,422         1,095,312         1,329,755
   General Partner            163,872            63,070           186,085            99,884           113,834
   Total                    2,003,070         1,000,328         3,346,507         1,195,196         1,443,589
Limited Partners' Net
   Income per Unit               5.08              2.59              8.74              3.03              3.68
Limited Partners' Cash
   Distributions per
     Unit                        5.76              2.18             11.92(1)           6.03              4.79
Total Assets                3,176,745         3,374,612         3,185,016         4,414,695         5,579,977
Partners' Capital
   (Deficit):
   Limited Partners         3,212,852         3,456,654         3,309,396         4,464,974         5,552,662
   General Partner        (   269,807)      (   290,773)      (   320,234)      (   305,223)      (   265,183)
Number of Units
   Outstanding                361,719           361,719           361,719           361,719           361,719

-----------------------
(1)  Amount of cash distribution includes proceeds from the settlement of a lawsuit.


                                                 Selected Financial Data

                                                    II-C Partnership
                                                    ----------------

                              2000              1999             1998               1997              1996
                          ------------      ------------     ------------       ------------      ------------

Oil and Gas Sales          $1,856,040        $1,296,468       $1,136,474         $1,796,657        $1,925,940
Net Income:
   Limited Partners           886,994           435,619        1,583,504            853,383           707,991
   General Partner            132,143            65,752           95,091             57,028            53,569
   Total                    1,019,137           501,371        1,678,595            910,411           761,560
Limited Partners' Net
   Income per Unit               5.74              2.82            10.24               5.52              4.58
Limited Partners' Cash
   Distributions per
     Unit                        5.90              2.53            14.73(1)            8.43              5.43
Total Assets                1,771,934         1,804,785        1,759,734          2,440,315         2,941,348
Partners' Capital
   (Deficit):
   Limited Partners         1,786,206         1,811,212        1,765,593          2,458,089         2,907,706
   General Partner        (   105,478)      (   119,145)     (   133,264)       (   123,277)      (   115,619)
Number of Units
   Outstanding                154,621           154,621          154,621            154,621           154,621

----------------------
(1)  Amount of cash distribution includes proceeds from the settlement of a lawsuit.


                                                 Selected Financial Data

                                                    II-D Partnership
                                                    ----------------

                              2000              1999              1998              1997              1996
                          ------------      ------------      ------------      ------------      ------------

Oil and Gas Sales          $3,757,651        $2,598,616        $2,411,051        $4,314,154        $4,329,102
Net Income:
   Limited Partners         2,287,970           640,655         3,942,172         1,796,378         1,270,858
   General Partner            291,859           106,047           225,825           127,204            99,743
   Total                    2,579,829           746,702         4,167,997         1,923,582         1,370,601
Limited Partners' Net
   Income per Unit               7.27              2.03             12.52              5.70              4.04
Limited Partners' Cash
   Distributions per
     Unit                        5.59              2.60             18.09(1)           9.04              4.85
Total Assets                4,271,202         3,740,589         3,994,909         5,780,264         6,953,850
Partners' Capital
   (Deficit):
   Limited Partners         4,167,919         3,639,949         3,818,294         5,572,122         6,627,744
   General Partner        (   180,437)      (   236,260)      (   247,182)      (   224,003)      (   218,956)
Number of Units
   Outstanding                314,878           314,878           314,878           314,878           314,878

------------------------
(1)  Amount of cash distribution includes proceeds from the settlement of a lawsuit.




                                                 Selected Financial Data

                                                    II-E Partnership
                                                    ----------------

                              2000              1999              1998              1997              1996
                          ------------      ------------      ------------      ------------      ------------

Oil and Gas Sales          $2,760,885        $1,810,725        $1,704,463        $2,616,003        $2,693,317
Net Income:
   Limited Partners         1,504,695           588,127         6,442,294       (       569)          695,738
   General Partner            200,766            76,030           356,722            66,976            66,720
   Total                    1,705,461           664,157         6,799,016            66,407           762,458
Limited Partners' Net
   Income per Unit               6.58              2.57             28.15               .00              3.04
Limited Partners' Cash
   Distributions per
     Unit                        6.52              3.55             32.21(1)           7.32              4.45
Total Assets                2,908,582         3,021,570         3,260,952         4,257,875         5,976,145
Partners' Capital
   (Deficit):
   Limited Partners         2,953,691         2,941,996         3,165,869         4,094,575         5,770,144
   General Partner        (   133,047)      (   162,586)      (   173,306)      (   172,017)      (   147,595)
Number of Units
   Outstanding                228,821           228,821           228,821           228,821           228,821

------------------------
(1)  Amount of cash distribution includes proceeds from the settlement of a lawsuit.


                                                 Selected Financial Data

                                                    II-F Partnership
                                                    ----------------

                              2000              1999              1998              1997              1996
                          ------------      ------------      ------------      ------------      ------------

Oil and Gas Sales          $2,313,259        $1,665,336        $1,444,802        $2,191,389        $2,433,313
Net Income:
   Limited Partners         1,405,133           615,301         1,088,453           147,631         1,108,389
   General Partner            175,647            98,196            71,519            81,927            79,948
   Total                    1,580,780           713,497         1,159,972           229,558         1,188,337
Limited Partners' Net
   Income per Unit               8.20              3.59              6.35               .86              6.47
Limited Partners'
   Cash Distributions
     Per Unit                    7.49              4.25             12.34             10.92              8.66
Total Assets                2,513,797         2,393,651         2,473,730         3,564,889         5,312,077
Partners' Capital
   (Deficit):
   Limited Partners         2,573,692         2,451,559         2,565,258         3,590,805         5,315,174
   General Partner        (   101,577)      (   112,893)      (   144,763)      (   143,355)      (   105,914)
Number of Units
   Outstanding                171,400           171,400           171,400           171,400           171,400


                                                 Selected Financial Data

                                                    II-G Partnership
                                                    ----------------

                              2000              1999              1998              1997              1996
                          ------------      ------------      ------------      ------------      ------------

Oil and Gas Sales          $4,915,575        $3,527,599        $3,072,455        $4,670,245        $ 5,158,799
Net Income:
   Limited Partners         2,967,172         1,382,389         2,266,451           114,502          2,250,119
   General Partner            371,389            99,665           150,050           172,947            165,845
   Total                    3,338,561         1,482,054         2,416,501           287,449          2,415,964
Limited Partners' Net
   Income per Unit               7.97              3.71              6.09               .31               6.05
Limit Partners' Cash
   Distributions per
     Unit                        7.47              4.24             11.94             10.80               8.30
Total Assets                5,385,526         5,174,834         5,325,802         7,635,720         11,576,732
Partners' Capital
   (Deficit):
   Limited Partners         5,504,004         5,317,832         5,512,443         7,690,992         11,598,490
   General Partner        (   212,913)      (   266,026)      (   304,885)      (   312,392)      (    244,312)
Number of Units
   Outstanding                372,189           372,189           372,189           372,189            372,189


                                                 Selected Financial Data

                                                    II-H Partnership
                                                    ----------------

                              2000              1999              1998              1997              1996
                          ------------      ------------      ------------      ------------      ------------

Oil and Gas Sales          $1,162,286        $  836,927        $  733,613        $1,119,734        $1,230,222
Net Income:
   Limited Partners           722,427           319,698           532,166       (    11,817)          519,143
   General Partner             56,035            23,260            35,089            40,425            38,792
   Total                      778,462           342,958           567,255            28,608           557,935
Limited Partners' Net
   Income per Unit               7.88              3.49              5.80       (       .13)             5.66
Limited Partners' Cash
   Distributions per
     Unit                        7.25              4.06             11.26             10.65              7.93
Total Assets                1,278,287         1,215,782         1,255,229         1,788,149         2,790,245
Partners' Capital
   (Deficit):
   Limited Partners         1,311,514         1,254,087         1,306,389         1,807,223         2,795,040
   General Partner        (    54,632)      (    66,614)      (    75,631)      (    78,796)      (    58,835)
Number of Units
   Outstanding                 91,711            91,711            91,711            91,711            91,711


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

      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The Partnerships' revenues, net income or loss, cash flows, carrying value of oil and gas properties, and amount of oil and gas which can be economically produced depend substantially upon the prevailing prices for oil and gas. Oil and gas prices (and consequently the Partnerships' profitability) depend on a number of factors that are beyond the control of the Partnerships. These factors include worldwide political instability (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), the level of domestic oil and gas production, government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated. In addition, the domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. Predicting future prices is not possible. Concerning past trends, oil and gas prices in the United States have been highly volatile for many years.

      Over the past ten years average yearly wellhead gas prices have generally been in the $1.40 to $2.40 per Mcf range. However, due to unusual supply and demand circumstances gas prices are currently substantially higher than the upper end of this range. Substantially all of the Partnerships' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas increased from approximately $2.24 per Mcf at December 31, 1999 to approximately $6.03 per Mcf at December 31, 2000. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past three years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. However, production curtailment agreements among major oil producing nations and other supply and demand factors have caused recent oil prices to climb to over $30.00 per barrel in some markets. It is not known whether this trend will continue. Prices for the Partnerships' oil increased from approximately $22.75 per barrel at December 31, 1999 to approximately $27.52 per barrel at December 31, 2000.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 2000. While it is impossible to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease, management believes it is possible that average oil and gas prices for the near future may be somewhat higher than the prices experienced over the past 10 years.

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


      Results of Operations

      An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables following "Results of Operations" under the heading "Average Sales Prices, Production Volumes, and Average Production Costs." Following is a discussion of each Partnership's results of operations for the year ended December 31, 2000 as compared to the year ended December 31, 1999 and for the year ended December 31, 1999 as compared to the year ended December 31, 1998.


                                II-A Partnership
                                ----------------

                      Year Ended December 31, 2000 Compared
                         to Year Ended December 31, 1999
                      --------------------------------------

      Total oil and gas sales increased $1,955,959 (52.0%) in 2000 as compared to 1999. Of this increase, approximately $866,000 and $1,508,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $304,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 7,009 barrels and 145,827 Mcf, respectively, in 2000 as compared to 1999. The decrease in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the purchaser on one significant well during 1999, (ii) the shutting-in of another significant well during 2000 due to low well pressure, and (iii) normal declines in production. Average oil and gas prices increased to $27.49 per barrel and $3.59 per Mcf, respectively, in 2000 from $16.25 per barrel and $2.09 per Mcf, respectively, in 1999.

      The II-A Partnership recognized an insurance settlement in the amount of $202,500 during 1999. No similar settlements occurred during 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $121,210 (9.3%) in 2000 as compared to 1999. As a percentage of oil and gas sales, these expenses decreased to 24.8% in 2000 from 34.5% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $185,917 (31.0%) in 2000 as compared to 1999. This increase was primarily due to one significant well being fully depleted in 2000 due to the lack of remaining economically recoverable reserves, which increase was partially offset by the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 13.7% in 2000 from 15.9% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant in 2000 as compared to 1999. As a percentage of oil and gas sales, these expenses decreased to 10.0% in 2000 from 15.2% in 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2000 totaling $50,763,357 or 104.82% of Limited Partners' capital contributions. The II-A Partnership achieved payout during the first quarter of 2000. After payout, operations and revenues for the II-A Partnership are allocated using after payout percentages included in the II-A Partnership's Partnership Agreement. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners.

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

      Interest income decreased $37,059 (67.1%) in 1999 as compared to 1998. This decrease was primarily due to interest income earned in 1998 on gas contract settlement proceeds. There were no similar amounts invested during 1999.

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

                                II-B Partnership
                                ----------------

                      Year Ended December 31, 2000 Compared
                         to Year Ended December 31, 1999
                      --------------------------------------

      Total oil and gas sales increased $1,243,963 (46.2%) in 2000 as compared to 1999. Of this increase, approximately $587,000 and $1,063,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by approximately $332,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 4,594 barrels and 162,660 Mcf, respectively, in 2000 as compared to 1999. The decrease in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the purchaser on one significant well during 1999, (ii) the shutting-in of one significant well during 2000 due to low well pressure, and (iii) normal declines in production. Average oil and gas prices increased to $27.44 per barrel and $3.54 per Mcf, respectively, in 2000 from $16.18 per barrel and $2.04 per Mcf, respectively, in 1999.

      As discussed in "Liquidity and Capital Resources" below, the II-B Partnership sold certain oil and gas properties during 2000 and recognized a
$248,993 gain on such sales. Sales of oil and gas properties during 1999 resulted in the II-B Partnership recognizing similar gains of $21,562.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $35,345 (3.7%) in 2000 as compared to 1999. As a percentage of oil and gas sales, these expenses decreased to 25.3% in 2000 from 35.6% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $449,801 (133.0%) in 2000 as compared to 1999. This increase was primarily due to one significant well being fully depleted in 2000 due to the lack of remaining economically recoverable reserves, which increase was partially offset by the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 20.0% in 2000 from 12.6% in 1999. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant in 2000 as compared to 1999. As a percentage of oil and gas sales, these expenses decreased to 10.9% in 2000 from 15.8% in 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2000 totaling $37,005,916 or 102.31% of the Limited Partners' capital contributions. The II-B Partnership achieved payout during the fourth quarter of 2000. After payout, operations and revenues for the II-B Partnership are allocated using after payout percentages included in the II-B Partnership's Partnership Agreement. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners.


                      Year Ended December 31, 1999 Compared
                         to Year Ended December 31, 1998
                      --------------------------------------

      Total oil and gas sales increased $201,674 (8.1%) in 1999 as compared to 1998. Of this increase, approximately $49,000 was related to an increase in volumes of oil sold and approximately $156,000 and $63,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by approximately $67,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 3,654 barrels and volumes of gas sold decreased 33,863 Mcf in 1999 as compared to 1998. The decrease in volumes of gas sold was primarily due to normal declines in production, which decrease was partially offset by a positive prior period volume adjustment made by the purchaser on one significant well during 1999. Average oil and gas prices increased to $16.18 per barrel and $2.04 per Mcf, respectively, in 1999 from $13.43 per barrel and $1.97 per Mcf, respectively, in 1998.

      Interest income decreased $40,955 (81.2%) in 1999 as compared to 1998. This decrease was primarily due to interest income earned in 1998 on gas contract settlement proceeds. There were no similar amounts invested during 1999.

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


                                II-C Partnership
                                ----------------

                      Year Ended December 31, 2000 Compared
                         to Year Ended December 31, 1999
                      --------------------------------------

      Total oil and gas sales increased $559,572 (43.2%) in 2000 as compared to 1999. Of this increase, approximately $183,000 and $603,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $205,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 1,267 barrels and 102,379 Mcf, respectively, in 2000 as compared to 1999. The decrease in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the purchaser on one significant well during 1999, (ii) the shutting-in of one significant well during 2000 due to low well pressure, and (iii) a negative prior period volume adjustment made by the operator on another significant well during 2000. Average oil and gas prices increased to $27.82 per barrel and $3.51 per Mcf, respectively, in 2000 from $16.68 per barrel and $2.00 per Mcf, respectively, in 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $35,852 (8.1%) in 2000 as compared to 1999. As a percentage of oil and gas sales, these expenses decreased to 21.8% in 2000 from 34.0% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $170,658 (94.8%) in 2000 as compared to 1999. This increase was primarily due to one significant well being fully depleted during 2000 due to the lack of economically recoverable reserves, which increase was partially offset by the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 18.9% in 2000 from 13.9% in 1999. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant in 2000 as compared to 1999. As a percentage of oil and gas sales, these expenses decreased to 10.0% in 2000 from 14.2% in 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31,
2000  totaling   $16,803,686  or  108.68%  of  the  Limited   Partners'  capital
contributions.


                      Year Ended December 31, 1999 Compared
                         to Year Ended December 31, 1998
                      --------------------------------------

      Total oil and gas sales increased $159,994 (14.1%) in 1999 as compared to 1998. Of this increase, approximately $12,000 and $42,000, respectively, were related to increases in volumes of oil and gas sold and approximately $59,000 and $47,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold increased 885 barrels and 21,902 Mcf, respectively, in 1999 as compared to 1998. The increase in volumes of gas sold was primarily due to a positive prior period volume adjustment made by the purchaser on one significant well during 1999, which increase was partially offset by normal declines in production. Average oil and gas prices increased to $16.68 per barrel and $2.00 per Mcf, respectively, in 1999 from $13.33 per barrel and $1.91 per Mcf, respectively, in 1998.

      Interest income decreased $19,301 (76.7%) in 1999 as compared to 1998. This decrease was primarily due to interest income earned in 1998 on gas contract settlement proceeds. There were no similar amounts invested during 1999.

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

                                II-D Partnership
                                ----------------

                      Year Ended December 31, 2000 Compared
                         to Year Ended December 31, 1999
                      --------------------------------------

      Total oil and gas sales increased $1,159,035 (44.6%) in 2000 as compared to 1999. Of this increase, approximately $373,000 and $1,158,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $351,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 1,242 barrels and 173,627 Mcf, respectively, in 2000 as compared to 1999. The decrease in volumes of gas sold was primarily due to (i) negative prior period volume adjustments on two significant wells during 2000 and (ii) normal declines in production. Average oil and gas prices increased to $27.84 per barrel and $3.41 per Mcf, respectively, in 2000 from $16.43 per barrel and $2.02 per Mcf, respectively, in 1999.

      As discussed in "Liquidity and Capital Resources" below, the II-D Partnership sold certain oil and gas properties during 2000 and recognized a
$514,114 gain on such sales. Sales of oil and gas properties during 1999 resulted in the II-D Partnership recognizing similar gains of $36,944.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $169,472 (15.3%) in 2000 as compared to 1999. This decrease was primarily due to (i) a positive prior period lease operating expense adjustment made by the operator on one significant well during 1999,
(ii) a negative prior period lease operating expense adjustment made by the operator on another significant well during 2000, and (iii) the sale of one significant well during 2000. These decreases were partially offset by (i) an increase in production taxes associated with the increase in oil and gas sales,
(ii) a positive prior period lease operating expense adjustment made by the operator on one significant well during 2000, and (iii) workover expenses incurred on one significant well during 2000 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 24.9% in 2000 from 42.6% in 1999. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses and the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $10,775 (2.5%) in 2000 as compared to 1999. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. These decreases were partially offset by one significant well being fully depleted in 2000 due to the lack of remaining economically recoverable reserves. As a percentage of oil and gas sales, this expense decreased to 11.0% in 2000 from 16.4% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant in 2000 as compared to 1999. As a percentage of oil and gas sales, these expenses decreased to 10.0% in 2000 from 14.3 % in 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2000 totaling $33,864,903 or 107.55% of Limited Partners' capital contributions.


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

      Interest income decreased $51,668 (77.5%) in 1999 as compared to 1998. This decrease was primarily due to interest income earned in 1998 on gas contract settlement proceeds. There were no similar amounts invested during 1999.

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

      General and administrative expenses remained relatively constant in 1999 as compared to 1998. As a percentage of oil and gas sales, these expenses decreased to 14.3% for 1999 from 15.5% for 1998.

      The II-D Partnership achieved payout during the second quarter of 1999. After payout, operations and revenues for the II-D Partnership are allocated using after payout percentages included in the II-D Partnership's Partnership Agreement. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners.


                                II-E Partnership
                                ----------------

                      Year Ended December 31, 2000 Compared
                          to Year Ended December 31, 1999
                      --------------------------------------

      Total oil and gas sales increased $950,160 (52.5%) in 2000 as compared to 1999. Of this increase, approximately $279,000 and $848,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $151,000 related to a decrease in volumes of oil sold. Volumes of oil and gas sold decreased 8,644 barrels and 12,920 Mcf, respectively, in 2000 as compared to 1999. The decrease in volumes of oil sold was primarily due to (i) normal declines in production,
(ii) the sale of one significant well during late 2000, and (iii) a negative prior period volume adjustment made by the operator on one significant well during 2000. Average oil and gas prices increased to $29.24 per barrel and $3.38 per Mcf, respectively, in 2000 from $17.49 per barrel and $1.99 per Mcf, respectively, in 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $21,176 (3.8%) in 2000 as compared to 1999. As a percentage of oil and gas sales, these expenses decreased to 21.0% in 2000 from 30.8% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $5,639 (1.6%) in 2000 as compared to 1999. This increase was primarily due to one significant well being fully depleted in 2000 due to the lack of remaining economically recoverable reserves. This increase was partially offset by (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. As a percentage of oil and gas sales, this expense decreased to 13.1% in 2000 from 19.7% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,668 (1.0%) in 2000 as compared to 1999. As a percentage of oil and gas sales, these expenses decreased to 9.9% in 2000 from 14.9% in 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2000 totaling $24,776,574 or 108.28% of Limited Partners' capital contributions.


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

      Interest income decreased $85,309 (85.5%) in 1999 as compared to 1998. This decrease was primarily due to interest income earned in 1998 on gas contract settlement proceeds. There were no similar amounts invested during 1999.

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

      The II-E Partnership achieved payout during the third quarter of 1999. After payout, operations and revenues for the II-E Partnership are allocated using after payout percentages included in the II-E Partnership's Partnership Agreement. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners.


                                II-F Partnership
                                ----------------

                      Year Ended December 31, 2000 Compared
                         to Year Ended December 31, 1999
                     --------------------------------------

      Total oil and gas sales increased $647,923 (38.9%) in 2000 as compared to 1999. Of this increase, approximately $290,000 and $688,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $161,000 and $169,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 9,684 barrels and 88,415 Mcf, respectively, in 2000 as compared to 1999. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to a positive prior period volume adjustment made by the operator on one significant well during 1999 and normal declines in production. Average oil and gas prices increased to $28.14 per barrel and $3.34 per Mcf, respectively, in 2000 from $16.64 per barrel and $1.91 per Mcf, respectively, in 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $38,732 (8.6%) in 2000 as compared to 1999. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, (ii) positive prior period lease operating expense adjustments made by the operator on several wells during 1999, and (iii) the sale of one significant well during late 1999. These decreases were partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 17.8% in 2000 from 27.1% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $93,251 (30.4%) in 2000 as compared to 1999. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. As a percentage of oil and gas sales, this expense decreased to 9.2% in 2000 from 18.4% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $2,398 (1.2%) in 2000 as compared to 1999. As a percentage of oil and gas sales, these expenses decreased to 8.8% in 2000 from 12.1% in 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2000 totaling $19,040,051 or 111.09% of Limited Partners' capital contributions.


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

      The II-F Partnership achieved payout during the first quarter of 1999. After payout, operations and revenues for the II-F Partnership are allocated using the after payout percentages included in the II-F Partnership's Partnership Agreement. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners.

                                II-G Partnership
                                ----------------

                      Year Ended December 31, 2000 Compared
                         to Year Ended December 31, 1999
                     --------------------------------------

      Total oil and gas sales increased $1,387,976 (39.3%) in 2000 as compared to 1999. Of this increase, approximately $610,000 and $1,461,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $341,000 and $342,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 20,554 barrels and 179,062 Mcf, respectively, in 2000 as compared to 1999. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to a positive prior period volume adjustment made by the operator on one significant well during 1999 and normal declines in production. Average oil and gas prices increased to $28.14 per barrel and $3.33 per Mcf, respectively, in 2000 from $16.58 per barrel and $1.91 per Mcf, respectively, in 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $79,893 (8.3%) in 2000 as compared to 1999. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, (ii) positive prior period lease operating expense adjustments made by the operator on several wells during 1999, and (iii) the sale of one significant well during late 1999. These decreases were partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 18.0% in 2000 from 27.4% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $202,798 (30.7%) in 2000 as compared to 1999. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. As a percentage of oil and gas sales, this expense decreased to 9.3% in 2000 from 18.7% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant in 2000 as compared to 1999. As a percentage of oil and gas sales, these expenses decreased to 9.0% in 2000 from 12.4% in 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2000 totaling $39,463,371 or 106.03% of Limited Partners' capital contributions. The II-G Partnership achieved payout during the first quarter of 2000. After payout, operations and revenues for the II-G Partnership are allocated using the after payout percentages included in the II-G Partnership's Partnership Agreement. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners.


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


                                II-H Partnership
                                ----------------

                      Year Ended December 31, 2000 Compared
                         to Year Ended December 31, 1999
                     --------------------------------------

      Total oil and gas sales increased $325,359 (38.9%) in 2000 as compared to 1999. Of this increase, approximately $141,000 and $344,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $79,000 and $81,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 4,758 barrels and 42,234 Mcf, respectively, in 2000 as compared to 1999. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to a positive prior period volume adjustment made by the operator on one significant well during 1999 and normal declines in production. Average oil and gas prices increased to $28.13 per barrel and $3.33 per Mcf, respectively, in 2000 from $16.62 per barrel and $1.92 per Mcf, respectively, in 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $18,704 (8.0%) in 2000 as compared to 1999. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, (ii) positive prior period lease operating expense adjustments made by the operator on several wells during 1999, and (iii) the sale of one significant well during late 1999. These decreases were partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 18.4% in 2000 from 27.8% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $50,028 (31.8%) in 2000 as compared to 1999. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. As a percentage of oil and gas sales, this expense decreased to 9.2% in 2000 from 18.8% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $2,339 (2.2%) in 2000 as compared to 1999. As a percentage of oil and gas sales, these expenses decreased to 9.5% in 2000 from 12.9% in 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2000 totaling $9,209,364 or 100.42% of Limited Partners' capital contributions. The II-H Partnership achieved payout during the fourth quarter of 2000. After payout, operations and revenues for the II-H Partnership are allocated using after payout percentages included in the II-H Partnership's Partnership Agreement. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners.


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


      Average Sales Prices, Production Volumes, and Average Production Costs

      The following tables are comparisons of the annual average oil and gas sales prices, production volumes, and average production costs (lease operating expenses and production taxes) per equivalent unit (one barrel of oil or six Mcf of gas) for 2000, 1999, and 1998. These factors comprise the change in net oil and gas operations discussed in the "Results of Operations" section above.

                              2000 Compared to 1999
                             ---------------------

                              Average Sales Prices
---------------------------------------------------------------------------
P/ship               2000                    1999               % Change
------         ------------------      ------------------     ------------
                 Oil        Gas          Oil        Gas
               ($/Bbl)    ($/Mcf)      ($/Bbl)    ($/Mcf)      Oil     Gas
               -------    -------      -------    -------     -----    ---

 II-A          $27.49     $3.59        $16.25     $2.09        69%     72%
 II-B           27.44      3.54         16.18      2.04        70%     74%
 II-C           27.82      3.51         16.68      2.00        67%     76%
 II-D           27.84      3.41         16.43      2.02        69%     69%
 II-E           29.24      3.38         17.49      1.99        67%     70%
 II-F           28.14      3.34         16.64      1.91        69%     75%
 II-G           28.14      3.33         16.58      1.91        70%     74%
 II-H           28.13      3.33         16.62      1.92        69%     73%

                               Production Volumes
----------------------------------------------------------------------------
P/ship              2000                      1999               % Change
------       --------------------      -------------------     --------------
               Oil         Gas           Oil        Gas          Oil     Gas
             (Bbls)       (Mcf)        (Bbls)      (Mcf)       (Bbls)   (Mcf)
             ------     ---------      ------    ---------     ------   -----

 II-A        77,024     1,003,723      84,033    1,149,550     ( 8%)    (13%)
 II-B        52,155       707,543      56,749      870,203     ( 8%)    (19%)
 II-C        16,424       398,166      17,691      500,545     ( 7%)    (20%)
 II-D        32,648       836,567      33,890    1,010,194     ( 4%)    (17%)
 II-E        23,708       611,642      32,352      624,562     (27%)    ( 2%)
 II-F        25,175       480,967      34,859      569,382     (28%)    (16%)
 II-G        52,807     1,031,148      73,361    1,210,210     (28%)    (15%)
 II-H        12,297       245,490      17,055      287,724     (28%)    (15%)


                           Average Production Costs
                         per Equivalent Barrel of Oil
                    -------------------------------------
                    P/ship     2000     1999     % Change
                    ------    -----    -----     --------

                     II-A     $5.81    $4.71       23%
                     II-B      5.85     4.76       23%
                     II-C      4.89     4.35       12%
                     II-D      5.45     5.47       -
                     II-E      4.61     4.09       13%
                     II-F      3.92     3.48       13%
                     II-G      3.94     3.51       12%
                     II-H      4.02     3.58       12%

                              1999 Compared to 1998
                              ---------------------

                              Average Sales Prices
--------------------------------------------------------------------------
P/ship               1999                     1998              % Change
------         ------------------      ------------------     ------------
                 Oil        Gas          Oil        Gas
               ($/Bbl)    ($/Mcf)      ($/Bbl)    ($/Mcf)      Oil     Gas
               -------    -------      -------    -------     -----    ---

 II-A          $16.25     $2.09         $12.38     $1.98       31%     6%
 II-B           16.18      2.04          13.43      1.97       20%     4%
 II-C           16.68      2.00          13.33      1.91       25%     5%
 II-D           16.43      2.02          12.65      1.87       30%     8%
 II-E           17.49      1.99          13.31      1.86       31%     7%
 II-F           16.64      1.91          13.32      1.84       25%     4%
 II-G           16.58      1.91          13.32      1.85       24%     3%
 II-H           16.62      1.92          13.32      1.86       25%     3%

                               Production Volumes
-----------------------------------------------------------------------------
P/ship              1999                      1998               % Change
------       --------------------      -------------------     --------------
               Oil         Gas           Oil        Gas          Oil     Gas
             (Bbls)       (Mcf)        (Bbls)      (Mcf)       (Bbls)   (Mcf)
             ------     ---------      ------    ---------     ------   -----

 II-A        84,033     1,149,550      86,428    1,433,552     ( 3%)    (20%)
 II-B        56,749       870,203      53,095      904,066       7%     ( 4%)
 II-C        17,691       500,545      16,806      478,643       5%       5%
 II-D        33,890     1,010,194      37,733    1,034,372     (10%)    ( 2%)
 II-E        32,352       624,562      37,508      647,841     (14%)    ( 4%)
 II-F        34,859       569,382      36,915      516,917     ( 6%)     10%
 II-G        73,361     1,210,210      77,421    1,105,661     ( 5%)      9%
 II-H        17,055       287,724      17,978      266,337     ( 5%)      8%

                          Average Production Costs
                        per Equivalent Barrel of Oil
                    -------------------------------------
                    P/ship     1999     1998     % Change
                    ------    -----    -----     --------

                     II-A     $4.71    $5.45       (14%)
                     II-B      4.76     5.36       (11%)
                     II-C      4.35     4.42       ( 2%)
                     II-D      5.47     4.50        22%
                     II-E      4.09     4.62       (11%)
                     II-F      3.48     3.24         7%
                     II-G      3.51     3.26         7%
                     II-H      3.58     3.29         9%

      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item 5. Market for Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of reserves, thereby resulting in a positive economic impact. Assuming 2000 production levels for future years, the Partnerships proved reserve quantities at December 31, 2000 would have the following remaining lives:

                  Partnership       Gas-Years        Oil-Years
                  -----------       ---------        ---------

                     II-A              6.7               7.1
                     II-B              6.8               6.9
                     II-C              8.5               7.7
                     II-D              9.9               7.8
                     II-E              6.6               9.7
                     II-F              6.6              10.7
                     II-G              6.6              10.7
                     II-H              6.7              10.7

These life of reserves estimates are based on the current estimates of remaining oil and gas reserves. See "Item 2. Properties" for a discussion of these reserve estimates. Any decrease from the high oil and gas prices at December 31, 2000 may cause a decrease in the estimated life of said reserves.

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

      The Partnerships sold certain oil and gas properties during 2000, 1999, and 1998. The sale of the Partnerships' properties were made by the General Partner after giving due consideration to both the offer price and the General Partner's estimate of the property's remaining proved reserves and future operating costs. Net proceeds from the sale of any such properties were distributed to the Partnerships and included in the calculation of the Partnerships' cash distributions for the quarter immediately following the Partnerships' receipt of the proceeds. The amount of such proceeds from the sale of oil and gas properties during 2000, 1999, and 1998, were as follows:

            Partnership         2000          1999             1998
            -----------       ---------     ---------        ----------

               II-A           $ 99,721       $14,441         $  787,854
               II-B            257,751        39,541             82,454
               II-C            113,746         9,704            250,629
               II-D            723,535        36,944            669,933
               II-E            171,330        27,869            357,625
               II-F             92,073         8,302            717,792
               II-G            193,656        17,979          1,503,817
               II-H             45,271         4,342            345,716

      The General Partner believes that the sale of these properties will be beneficial to the Partnerships in the long-term since the properties sold generally had a higher ratio of future operating expenses as compared to reserves than the properties not sold.

      In August 1999, the II-A Partnership received insurance settlement proceeds in the amount of $202,500 for the costs incurred to drill the State Lease 8191 No. 4 well in St. Bernard Parish, Louisiana for the purpose of relieving pressure in another well which suffered a blowout during a workover attempt. This well was completed as a producing gas well in 1998. The insurance proceeds amount was included in the II-A Partnership's August 1999 cash distribution.

      On July 30, 1998 the II-A, II-B, II-C, II-D, and II-E Partnerships and certain other related parties reached a settlement with a gas purchaser involving claims for take or pay deficiencies and gas pricing issues arising out of a gas purchase contract. As a result of this settlement, such Partnerships received the following settlement amounts:

                              Settlement   Per
            Partnership         Amount     Unit
            -----------       ----------  ------

               II-A          $1,710,190   $ 3.53
               II-B           2,793,295     7.72
               II-C           1,197,148     7.74
               II-D           3,033,646     9.63
               II-E           6,159,355    26.92

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


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Partnerships in 2000. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."


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

            Name            Age      Position with General Partner
      ----------------      ---     --------------------------------

      Dennis R. Neill        48     President and Director

      Judy K. Fox            49     Secretary

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


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Partnerships and the General Partner, there were no officers, directors, or ten percent owners who were delinquent filers during 2000 of reports required under Section 16 of the Securities Exchange Act of 1934.

ITEM 11.    EXECUTIVE COMPENSATION

      The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The amount of general and administrative expense allocated to the General Partner and its affiliates which was charged to each Partnership during 2000, 1999, and 1998, is set forth in the table below. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements.

            Partnership        2000         1999          1998
            -----------      --------     --------      --------

               II-A          $509,772     $509,772      $509,772
               II-B           380,760      380,760       380,760
               II-C           162,756      162,756       162,756
               II-D           331,452      331,452       331,452
               II-E           240,864      240,864       240,864
               II-F           180,420      180,420       180,420
               II-G           391,776      391,776       391,776
               II-H            96,540       96,540        96,540

      None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities based on the allocation method described above. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates during 2000, 1999, and 1998:



                                                 Salary Reimbursements

                                                    II-A Partnership
                                                    ----------------
                                           Three Years Ended December 31, 2000

                                                                        Long Term Compensation
                                                                  ----------------------------------
                                     Annual Compensation                   Awards            Payouts
                                -----------------------------     -----------------------    -------
                                                                                  Securi-
                                                       Other                       ties                   All
     Name                                              Annual     Restricted      Under-                 Other
      and                                             Compen-       Stock         lying       LTIP      Compen-
   Principal                    Salary     Bonus      sation       Award(s)      Options/    Payouts    sation
   Position             Year      ($)       ($)         ($)          ($)          SARs(#)      ($)        ($)
---------------         ----    -------   -------     -------     ----------     --------    -------    -------
Dennis R. Neill,
President(1)            1998       -         -           -            -             -           -          -
                        1999       -         -           -            -             -           -          -
                        2000       -         -           -            -             -           -          -

All Executive
Officers,
Directors,
and Employees
as a group(2)           1998    $301,683     -           -            -             -           -          -
                        1999    $311,369     -           -            -             -           -          -
                        2000    $302,550     -           -            -             -           -          -

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


                                                  Salary Reimbursements

                                                    II-B Partnership
                                                    ----------------
                                           Three Years Ended December 31, 2000

                                                                             Long Term Compensation
                                                                     -------------------------------------
                                       Annual Compensation                   Awards              Payouts
                                 -------------------------------     ------------------------    -------
                                                                                     Securi-
                                                          Other                       ties                      All
     Name                                                 Annual     Restricted      Under-                    Other
      and                                                Compen-       Stock         lying         LTIP       Compen-
   Principal                     Salary       Bonus      sation       Award(s)      Options/      Payouts     sation
   Position             Year       ($)         ($)         ($)          ($)          SARs(#)        ($)         ($)
---------------         ----     -------     -------     -------     ----------     --------      -------     -------
Dennis R. Neill,
President(1)            1998        -           -           -            -             -             -           -
                        1999        -           -           -            -             -             -           -
                        2000        -           -           -            -             -             -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)           1998     $225,334       -           -            -             -             -           -
                        1999     $232,568       -           -            -             -             -           -
                        2000     $225,981       -           -            -             -             -           -

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


                                                  Salary Reimbursements

                                                    II-C Partnership
                                                    ----------------
                                           Three Years Ended December 31, 2000

                                                                           Long Term Compensation
                                                                    -----------------------------------
                                       Annual Compensation                   Awards             Payouts
                                 -------------------------------    ------------------------    -------
                                                                                    Securi-
                                                          Other                      ties                     All
     Name                                                 Annual    Restricted      Under-                   Other
      and                                                Compen-      Stock         lying        LTIP       Compen-
   Principal                     Salary       Bonus      sation      Award(s)      Options/     Payouts     sation
   Position             Year       ($)         ($)         ($)         ($)          SARs(#)       ($)         ($)
---------------         ----     -------     -------     -------    ----------     --------     -------     -------
Dennis R. Neill,
President(1)            1998        -           -           -           -              -           -           -
                        1999        -           -           -           -              -           -           -
                        2000        -           -           -           -              -           -           -


All Executive
Officers,
Directors,
and Employees
as a group(2)           1998     $96,319        -           -           -              -           -           -
                        1999     $99,411        -           -           -              -           -           -
                        2000     $96,596        -           -           -              -           -           -
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

                                                 Salary Reimbursements

                                                    II-D Partnership
                                                    ----------------
                                           Three Years Ended December 31, 2000

                                                                           Long Term Compensation
                                                                     ----------------------------------
                                       Annual Compensation                    Awards            Payouts
                                 -------------------------------     -------------------------  -------
                                                                                     Securi-
                                                          Other                       ties                    All
     Name                                                 Annual     Restricted      Under-                  Other
      and                                                Compen-       Stock         lying       LTIP       Compen-
   Principal                     Salary       Bonus      sation       Award(s)      Options/    Payouts     sation
   Position             Year       ($)         ($)         ($)          ($)          SARs(#)      ($)         ($)
---------------         ----     -------     -------     -------     ----------     --------    -------     -------
Dennis R. Neill,
President(1)            1998        -           -           -             -             -          -           -
                        1999        -           -           -             -             -          -           -
                        2000        -           -           -             -             -          -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)           1998     $196,153       -           -             -             -          -           -
                        1999     $202,451       -           -             -             -          -           -
                        2000     $196,717       -           -             -             -          -           -

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

                                                  Salary Reimbursements

                                                    II-E Partnership
                                                    ----------------
                                           Three Years Ended December 31, 2000

                                                                           Long Term Compensation
                                                                    -----------------------------------
                                      Annual Compensation                      Awards           Payouts
                                 ------------------------------     ------------------------    -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                     Salary      Bonus      sation       Award(s)      Options/     Payouts     sation
   Position             Year       ($)        ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------         ----     -------    -------     -------     ----------     --------     -------     -------
Dennis R. Neill,
President(1)            1998        -          -          -             -              -           -           -
                        1999        -          -          -             -              -           -           -
                        2000        -          -          -             -              -           -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)           1998     $142,543      -          -             -              -           -           -
                        1999     $147,120      -          -             -              -           -           -
                        2000     $142,953      -          -             -              -           -           -

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



                                                  Salary Reimbursements

                                                    II-F Partnership
                                                    ----------------
                                           Three Years Ended December 31, 2000

                                                                            Long Term Compensation
                                                                     -----------------------------------
                                       Annual Compensation                   Awards              Payouts
                                 -------------------------------     -----------------------     -------
                                                                                     Securi-
                                                          Other                       ties                    All
     Name                                                 Annual     Restricted      Under-                  Other
      and                                                Compen-       Stock         lying       LTIP       Compen-
   Principal                     Salary       Bonus      sation       Award(s)      Options/    Payouts     sation
   Position             Year       ($)         ($)         ($)          ($)          SARs(#)      ($)         ($)
---------------         ----     -------     -------     -------     ----------     --------    -------     -------
Dennis R. Neill,
President(1)            1998        -           -          -              -             -          -           -
                        1999        -           -          -              -             -          -           -
                        2000        -           -          -              -             -          -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)           1998     $106,773       -          -              -             -          -           -
                        1999     $110,201       -          -              -             -          -           -
                        2000     $107,079       -          -              -             -          -           -
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



                                                  Salary Reimbursements

                                                    II-G Partnership
                                                    ----------------
                                           Three Years Ended December 31, 2000

                                                                          Long Term Compensation
                                                                  -------------------------------------
                                   Annual Compensation                    Awards                Payouts
                                -----------------------------     -----------------------       -------
                                                                                 Securi-
                                                       Other                      ties                        All
     Name                                              Annual     Restricted     Under-                      Other
      and                                             Compen-       Stock        lying           LTIP       Compen-
   Principal                    Salary      Bonus     sation       Award(s)     Options/        Payouts     sation
   Position             Year      ($)        ($)        ($)          ($)         SARs(#)          ($)         ($)
---------------         ----    -------    -------    -------     ----------    --------        -------     -------
Dennis R. Neill,
President(1)            1998      -           -         -              -            -              -           -
                        1999      -           -         -              -            -              -           -
                        2000      -           -         -              -            -              -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)           1998    $231,853      -         -              -            -              -           -
                        1999    $239,297      -         -              -            -              -           -
                        2000    $232,519      -         -              -            -              -           -

----------
(1)   The general and administrative  expenses paid by the II-G Partnership and attributable to salary reimbursements do not include any salary or other compensation attributable to Mr. Neill.
(2)   No officer or director of Geodyne or its affiliates  provides  full-time  services to the II-G  Partnership and no individual's  salary or other compensation  reimbursement from the II-G Partnership equals or exceeds $100,000 per annum.


                                                  Salary Reimbursements
                                                    II-H Partnership
                                                    ----------------
                                           Three Years Ended December 31, 2000

                                                                          Long Term Compensation
                                                                  -------------------------------------
                                      Annual Compensation                  Awards               Payouts
                                -------------------------------   ------------------------      -------
                                                                                   Securi-
                                                         Other                      ties                      All
     Name                                                Annual   Restricted       Under-                    Other
      and                                               Compen-     Stock          lying         LTIP       Compen-
   Principal                    Salary       Bonus      sation     Award(s)       Options/      Payouts     sation
   Position             Year      ($)         ($)         ($)        ($)           SARs(#)        ($)         ($)
---------------         ----    -------     -------     -------   ----------      --------      -------     -------
Dennis R. Neill,
President(1)            1998       -          -            -          -               -            -           -
                        1999       -          -            -          -               -            -           -
                        2000       -          -            -          -               -            -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)           1998    $57,132       -            -          -               -            -           -
                        1999    $58,967       -            -          -               -            -           -
                        2000    $57,296       -            -          -               -            -           -

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


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Units as of February 1, 2001 by (i) each beneficial owner of more than five percent of the issued and outstanding Units, (ii) the directors and officers of the General Partner, and (iii) the General Partner and its affiliates. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.

                                                       Number of Units
                                                         Beneficially
                                                        Owned (Percent
          Beneficial Owner                             of Outstanding)
------------------------------------                  ------------------

II-A Partnership:
----------------
   Samson Resources Company                            109,605    (22.6%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                  109,605    (22.6%)

II-B Partnership:
----------------
   Samson Resources Company                             76,700    (21.2%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                   76,700    (21.2%)

II-C Partnership:
----------------
   Samson Resources Company                           42,172      (27.3%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                 42,172      (27.3%)

II-D Partnership:
----------------
   Samson Resources Company                           67,190      (21.3%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                 67,190      (21.3%)

II-E Partnership:
----------------
   Samson Resources Company                           57,381      (25.1%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                 57,381      (25.1%)

II-F Partnership:
----------------
   Samson Resources Company                           35,192      (20.5%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                 35,192      (20.5%)

II-G Partnership:
----------------
   Samson Resources Company                           60,399      (16.2%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                 60,399      (16.2%)

II-H Partnership:
----------------
   Samson Resources Company                           20,901      (22.8%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                 20,901      (22.8%)


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

                  as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 are filed as part of this report:

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

                  ----------

                  *Filed herewith.


      (b)   Reports on Form 8-K filed during the fourth quarter of 2000:

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

                                  By:   GEODYNE RESOURCES, INC.
                                        General Partner

                                        February 23, 2001

                                  By:   //S// Dennis R. Neill
                                        ------------------------------
                                           Dennis R. Neill
                                           President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:   //s// Dennis R. Neill      President and              February 23, 2001
      -------------------        Director (Principal
         Dennis R. Neill         Executive Officer)

      //s//Patrick M. Hall       (Principal                 February 23, 2001
      -------------------        Financial and
         Patrick M. Hall         Accounting Officer)

      //s// Judy K. Fox          Secretary                  February 23, 2001
      -------------------
         Judy K. Fox

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
GEODYNE PRODUCTION PARTNERSHIP II-A


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-A, an Oklahoma limited partnership, and Geodyne Production Partnership II-A, an Oklahoma general partnership, at December 31, 2000 and 1999, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



                                    PricewaterhouseCoopers LLP












Tulsa, Oklahoma
February 8, 2001

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-A
                            Combined Balance Sheets
                          December 31, 2000 and 1999

                                    ASSETS
                                    ------

                                                   2000           1999
                                                ----------     ----------
CURRENT ASSETS:
   Cash and cash equivalents                    $1,070,734     $  723,978
   Accounts receivable:
      Oil and gas sales                          1,042,022        702,392
                                                 ---------      ---------
      Total current assets                      $2,112,756     $1,426,370

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 2,827,525      3,541,487

DEFERRED CHARGE                                    813,560        732,855
                                                 ---------      ---------
                                                $5,753,841     $5,700,712
                                                 =========      =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $  169,414     $  112,953
   Gas imbalance payable                           103,856        123,801
                                                 ---------      ---------
      Total current liabilities                 $  273,270     $  236,754

ACCRUED LIABILITY                               $  252,704     $  221,438

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($  333,839)   ($  380,195)
   Limited Partners, issued and
      outstanding, 484,283 Units                 5,561,706      5,622,715
                                                 ---------      ---------
      Total Partners' capital                   $5,227,867     $5,242,520
                                                 ---------      ---------
                                                $5,753,841     $5,700,712
                                                 =========      =========






              The accompanying notes are an integral part of these
                         combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-A
                       Combined Statements of Operations
             For the Years Ended December 31, 2000, 1999, and 1998

                                      2000          1999          1998
                                   ----------    ----------    ----------

REVENUES:
   Oil and gas sales               $5,718,890    $3,762,931    $3,911,823
   Interest income                     43,440        18,160        55,219
   Gain on sale of oil and
      gas properties                   87,841         6,465       685,375
   Insurance settlement
      income                             -          202,500          -
   Gas contract settlement
      income                             -             -        1,710,190
                                    ---------     ---------     ---------
                                   $5,850,171    $3,990,056    $6,362,607

COSTS AND EXPENSES:
   Lease operating                 $1,097,459    $1,082,603    $1,532,475
   Production tax                     321,511       215,157       240,522
   Depreciation, depletion,
      and amortization of oil
      and gas properties              785,707       599,790       799,874
   Impairment provision                  -             -          164,111
   General and administrative         573,982       571,548       573,597
                                    ---------     ---------     ---------
                                   $2,778,659    $2,469,098    $3,310,579
                                    ---------     ---------     ---------
NET INCOME                         $3,071,512    $1,520,958    $3,052,028
                                    =========     =========     =========

GENERAL PARTNER -
   NET INCOME                      $  373,521    $   99,132    $  188,400
                                    =========     =========     =========

LIMITED PARTNERS -
   NET INCOME                      $2,697,991    $1,421,826    $2,863,628
                                    =========     =========     =========

NET INCOME per Unit                $     5.57    $     2.94    $     5.91
                                    =========     =========     =========

UNITS OUTSTANDING                     484,283       484,283       484,283
                                    =========     =========     =========




              The accompanying notes are an integral part of these
                         combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-A
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2000, 1999, and 1998

                                Limited          General
                               Partners          Partner          Total
                             -------------     ----------     -------------

Balance, Dec. 31, 1997        $ 7,350,261      ($387,587)      $ 6,962,674
   Net income                   2,863,628        188,400         3,052,028
   Cash distributions        (  4,744,000)     ( 218,149)     (  4,962,149)
                               ----------        -------        ----------

Balance, Dec. 31, 1998        $ 5,469,889      ($417,336)      $ 5,052,553
   Net income                   1,421,826         99,132         1,520,958
   Cash distributions        (  1,269,000)     (  61,991)     (  1,330,991)
                               ----------        -------        ----------

Balance, Dec. 31, 1999        $ 5,622,715      ($380,195)      $ 5,242,520
   Net income                   2,697,991        373,521         3,071,512
   Cash distributions        (  2,759,000)     ( 327,165)     (  3,086,165)
                               ----------        -------        ----------

Balance, Dec. 31, 2000        $ 5,561,706      ($333,839)      $ 5,227,867
                               ==========        =======        ==========




              The accompanying notes are an integral part of these
                         combined financial statements.






                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-A
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 2000, 1999, and 1998

                                           2000               1999             1998
                                       ------------       ------------     ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                            $3,071,512        $1,520,958       $3,052,028
   Adjustments to reconcile
      net income to net
      cash provided by
      operating activities:
      Depreciation, depletion,
         and amortization of oil
         and gas properties                 785,707           599,790          799,874
      Impairment provision                     -                 -             164,111
      Gain on sale of oil and
         gas properties                 (    87,841)      (     6,465)     (   685,375)
      (Increase) decrease in
         accounts receivable-
         oil and gas sales              (   339,630)      (   196,110)         331,278
      Decrease in accounts
         receivable - other                    -                 -              20,975
      (Increase) decrease in
         deferred charge                (    80,705)      (    31,369)         209,555
      Increase(decrease) in
         accounts payable                    56,461       (    58,809)     (    61,484)
      Decrease in gas
         imbalance payable              (    19,945)      (     2,103)     (    16,139)
      Increase in accrued
         liability                           31,266            41,113           23,275
                                          ---------         ---------        ---------
   Net cash provided by
      operating activities               $3,416,825        $1,867,005       $3,838,098
                                          ---------         ---------        ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                 ($   83,625)      ($   39,957)     ($  280,907)
   Proceeds from sale of
      oil and gas properties                 99,721            14,441          787,854
                                          ---------         ---------        ---------
   Net cash provided (used)
      by investing activities            $   16,096       ($   25,516)      $  506,947
                                          ---------         ---------        ---------







CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                   ($3,086,165)      ($1,330,991)     ($4,962,149)
                                          ---------         ---------        ---------
   Net cash used by financing
      activities                        ($3,086,165)      ($1,330,991)     ($4,962,149)
                                          ---------         ---------        ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS             $  346,756        $  510,498      ($  617,104)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                   723,978           213,480          830,584
                                          ---------         ---------        ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                      $1,070,734        $  723,978       $  213,480
                                          =========         =========        =========






              The accompanying notes are an integral part of these
                         combined financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
GEODYNE PRODUCTION PARTNERSHIP II-B


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-B, an Oklahoma limited partnership, and Geodyne Production Partnership II-B, an Oklahoma general partnership, at December 31, 2000 and 1999, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.






                                    PricewaterhouseCoopers LLP












Tulsa, Oklahoma
February 8, 2001

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-B
                            Combined Balance Sheets
                          December 31, 2000 and 1999

                                    ASSETS
                                    ------

                                                    2000           1999
                                                -----------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                     $  714,162     $  372,838
   Accounts receivable:
      Oil and gas sales                             728,372        512,039
                                                  ---------      ---------
      Total current assets                       $1,442,534     $  884,877

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  1,530,002      2,259,415

DEFERRED CHARGE                                     204,209        230,320
                                                  ---------      ---------
                                                 $3,176,745     $3,374,612
                                                  =========      =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                              $  128,102     $   89,312
   Gas imbalance payable                             17,720         21,890
                                                  ---------      ---------
      Total current liabilities                  $  145,822     $  111,202

ACCRUED LIABILITY                                $   87,878     $   97,529

PARTNERS' CAPITAL (DEFICIT):
   General Partner                              ($  269,807)   ($  290,773)
   Limited Partners, issued and
      outstanding, 361,719 Units                  3,212,852      3,456,654
                                                  ---------      ---------
      Total Partners' capital                    $2,943,045     $3,165,881
                                                  ---------      ---------
                                                 $3,176,745     $3,374,612
                                                  =========      =========






              The accompanying notes are an integral part of these
                         combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-B
                       Combined Statements of Operations
             For the Years Ended December 31, 2000, 1999, and 1998

                                      2000           1999          1998
                                   ----------     ----------    ----------
REVENUES:
   Oil and gas sales               $3,937,680    $2,693,717     $2,492,043
   Interest income                     29,499         9,475         50,430
   Gain on sale of oil
      and gas properties              248,993        21,562         65,551
   Gas contract settlement
      income                             -             -         2,793,295
                                    ---------     ---------      ---------
                                   $4,216,172    $2,724,754     $5,401,319

COSTS AND EXPENSES:
   Lease operating                 $  771,307    $  785,484     $  938,926
   Production tax                     224,174       174,652        153,573
   Depreciation, depletion,
      and amortization of oil
      and gas properties              787,991       338,190        532,041
   General and
      administrative                  429,630       426,100        430,272
                                    ---------     ---------      ---------
                                   $2,213,102    $1,724,426     $2,054,812
                                    ---------     ---------      ---------
NET INCOME                         $2,003,070    $1,000,328     $3,346,507
                                    =========     =========      =========

GENERAL PARTNER -
   NET INCOME                      $  163,872    $   63,070     $  186,085
                                    =========     =========      =========

LIMITED PARTNERS -
   NET INCOME                      $1,839,198    $  937,258     $3,160,422
                                    =========     =========      =========

NET INCOME per Unit                $     5.08    $     2.59     $     8.74
                                    =========     =========      =========

UNITS OUTSTANDING                     361,719       361,719        361,719
                                    =========     =========      =========







              The accompanying notes are an integral part of these
                         combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-B
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2000, 1999, and 1998


                                 Limited          General
                                 Partners         Partner         Total
                               ------------      ---------     -----------

Balance, Dec. 31, 1997          $4,464,974      ($305,223)     $4,159,751
   Net income                    3,160,422        186,085       3,346,507
   Cash distributions          ( 4,316,000)     ( 201,096)    ( 4,517,096)
                                 ---------        -------       ---------

Balance, Dec. 31, 1998          $3,309,396      ($320,234)     $2,989,162
   Net income                      937,258         63,070       1,000,328
   Cash distributions          (   790,000)     (  33,609)    (   823,609)
                                 ---------        -------       ---------

Balance, Dec. 31, 1999          $3,456,654      ($290,773)     $3,165,881
   Net income                    1,839,198        163,872       2,003,070
   Cash distributions          ( 2,083,000)     ( 142,906)    ( 2,225,906)
                                 ---------        -------       ---------

Balance, Dec. 31, 2000          $3,212,852      ($269,807)     $2,943,045
                                 =========        =======       =========






              The accompanying notes are an integral part of these
                         combined financial statements.




                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-B
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 2000, 1999, and 1998

                                          2000            1999              1998
                                      -----------     ------------      ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                          $2,003,070      $1,000,328        $3,346,507
   Adjustments to reconcile
      net income to net
      cash provided by
      operating activities:
      Depreciation, depletion,
         and amortization of oil
         and gas properties               787,991         338,190           532,041
      Gain on sale of
         oil and gas properties       (   248,993)    (    21,562)      (    65,551)
      (Increase) decrease in
         accounts receivable          (   216,333)    (   183,705)          236,818
      (Increase) decrease in
         deferred charge                   26,111     (    50,487)      (    10,022)
      Increase (decrease) in
         accounts payable                  38,790          11,929       (    64,371)
      Increase (decrease) in
         gas imbalance payable        (     4,170)          2,100       (     4,881)
      Increase (decrease) in
         accrued liability            (     9,651)    (     1,152)           10,162
                                        ---------       ---------         ---------
   Net cash provided by
      operating activities             $2,376,815      $1,095,641        $3,980,703
                                        ---------       ---------         ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures               ($   67,336)    ($   45,756)      ($   83,614)
   Proceeds from sale of
      oil and gas properties              257,751          39,541            82,454
                                        ---------       ---------         ---------
   Net cash provided (used) by
      investing activities             $  190,415     ($    6,215)      ($    1,160)
                                        ---------       ---------         ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                 ($2,225,906)    ($  823,609)      ($4,517,096)
                                        ---------       ---------         ---------
   Net cash used by financing
      activities                      ($2,225,906)    ($  823,609)      ($4,517,096)
                                        ---------       ---------         ---------








NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS           $  341,324      $  265,817       ($  537,553)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD              $  372,838         107,021           644,574
                                        ---------       ---------         ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                    $  714,162      $  372,838        $  107,021
                                        =========       =========         =========





              The accompanying notes are an integral part of these
                         combined financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
GEODYNE PRODUCTION PARTNERSHIP II-C

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-C, an Oklahoma limited partnership, and Geodyne Production Partnership II-C, an Oklahoma general partnership, at December 31, 2000 and 1999, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.






                                    PricewaterhouseCoopers LLP













Tulsa, Oklahoma
February 8, 2001

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-C
                            Combined Balance Sheets
                          December 31, 2000 and 1999

                                    ASSETS
                                    ------

                                                   2000            1999
                                               ------------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $  412,356      $  204,820
   Accounts receivable:
      Oil and gas sales                            350,577         244,751
                                                 ---------       ---------
      Total current assets                      $  762,933      $  449,571

NET OIL AND GAS PROPERTIES,
   utilizing the successful efforts
   method                                          878,906       1,225,550

DEFERRED CHARGE                                    130,095         129,664
                                                 ---------       ---------
                                                $1,771,934      $1,804,785
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $   21,688      $   38,355
   Gas imbalance payable                            15,380          20,300
                                                 ---------       ---------
      Total current liabilities                 $   37,068      $   58,655

ACCRUED LIABILITY                               $   54,138      $   54,063

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($  105,478)    ($  119,145)
   Limited Partners, issued and
      outstanding, 154,621 Units                 1,786,206       1,811,212
                                                 ---------       ---------
      Total Partners' capital                   $1,680,728      $1,692,067
                                                 ---------       ---------
                                                $1,771,934      $1,804,785
                                                 =========       =========




              The accompanying notes are an integral part of these
                         combined financial statements.




                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-C
                             Combined Statements of Operations
                   For the Years Ended December 31, 2000, 1999, and 1998

                                             2000            1999             1998
                                         ----------      ----------       ----------
REVENUES:
   Oil and gas sales                     $1,856,040      $1,296,468       $1,136,474
   Interest income                           13,304           5,862           25,163
   Gain on sale of oil
      and gas properties                     90,494           3,257          177,795
   Gas contract settlement
      income                                   -               -           1,197,148
                                          ---------       ---------        ---------
                                         $1,959,838      $1,305,587       $2,536,580

COSTS AND EXPENSES:
   Lease operating                       $  285,595      $  345,340       $  351,162
   Production tax                           118,875          94,982           75,947
   Depreciation, depletion,
      and amortization of oil
      and gas properties                    350,665         180,007          246,338
   General and administrative               185,566         183,887          184,538
                                          ---------       ---------        ---------
                                         $  940,701      $  804,216       $  857,985
                                          ---------       ---------        ---------
NET INCOME                               $1,019,137      $  501,371       $1,678,595
                                          =========       =========        =========

GENERAL PARTNER -
   NET INCOME                            $  132,143      $   65,752       $   95,091
                                          =========       =========        =========

LIMITED PARTNERS -
   NET INCOME                            $  886,994      $  435,619       $1,583,504
                                          =========       =========        =========

NET INCOME per Unit                      $     5.74      $     2.82       $    10.24
                                          =========       =========        =========

UNITS OUTSTANDING                           154,621         154,621          154,621
                                          =========       =========        =========









              The accompanying notes are an integral part of these
                         combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-C
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2000, 1999, and 1998

                                  Limited        General
                                  Partners       Partner           Total
                                ------------    ----------     ------------

Balance, Dec. 31, 1997           $2,458,089     ($123,277)      $2,334,812
   Net income                     1,583,504        95,091        1,678,595
   Cash distributions           ( 2,276,000)    ( 105,078)     ( 2,381,078)
                                  ---------       -------        ---------

Balance, Dec. 31, 1998           $1,765,593     ($133,264)      $1,632,329
   Net income                       435,619        65,752          501,371
   Cash distributions           (   390,000)    (  51,633)     (   441,633)
                                  ---------       -------        ---------

Balance, Dec. 31, 1999           $1,811,212     ($119,145)      $1,692,067
   Net income                       886,994       132,143        1,019,137
   Cash distributions           (   912,000)    ( 118,476)     ( 1,030,476)
                                  ---------       -------        ---------

Balance, Dec. 31, 2000           $1,786,206     ($105,478)      $1,680,728
                                  =========       =======        =========



              The accompanying notes are an integral part of these
                         combined financial statements.



                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-C
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2000, 1999, and 1998

                                             2000              1999            1998
                                         ------------      ------------    ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                             $1,019,137        $  501,371      $1,678,595
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Depreciation, depletion,
         and amortization of oil
         and gas properties                  350,665           180,007         246,338
      Gain on sale of oil
         and gas properties              (    90,494)      (     3,257)    (   177,795)
      (Increase) decrease in
         accounts receivable -
         oil and gas sales               (   105,826)      (    87,476)        116,124
      Decrease in accounts
         receivable - other                     -                 -              1,931
      (Increase) decrease in
         deferred charge                 (       431)           23,748     (    13,791)
      Increase (decrease) in
         accounts payable                (    16,667)            8,507     (     3,445)
      Increase (decrease) in
         gas imbalance payable           (     4,920)      (    17,949)         15,686
      Increase (decrease) in
         accrued liability                        75       (     5,245)          9,661
                                           ---------         ---------       ---------
   Net cash provided by
      operating activities                $1,151,539        $  599,706      $1,873,304
                                           ---------         ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                  ($   27,273)      ($   29,574)    ($   34,333)
   Proceeds from sale of
      oil and gas properties                 113,746             9,704         250,629
                                           ---------         ---------       ---------
   Net cash provided (used)
      by investing activities             $   86,473       ($   19,870)     $  216,296
                                           ---------         ---------       ---------








CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                    ($1,030,476)      ($  441,633)    ($2,381,078)
                                           ---------         ---------       ---------
   Net cash used by financing
      activities                         ($1,030,476)      ($  441,633)    ($2,381,078)
                                           ---------         ---------       ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS              $  207,536        $  138,203     ($  291,478)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                    204,820            66,617         358,095
                                           ---------         ---------       ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                       $  412,356        $  204,820      $   66,617
                                           =========         =========       =========





              The accompanying notes are an integral part of these
                         combined financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
GEODYNE PRODUCTION PARTNERSHIP II-D


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-D, an Oklahoma limited partnership, and Geodyne Production Partnership II-D, an Oklahoma general partnership, at December 31, 2000 and 1999, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.










                                    PricewaterhouseCoopers LLP








Tulsa, Oklahoma
February 8, 2001

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-D
                            Combined Balance Sheets
                          December 31, 2000 and 1999

                                    ASSETS
                                    ------

                                                   2000            1999
                                               ------------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $1,432,990      $  547,528
   Accounts receivable:
      Oil and gas sales                            703,180         461,491
                                                 ---------       ---------
      Total current assets                      $2,136,170      $1,009,019

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 1,737,343       2,315,758

DEFERRED CHARGE                                    397,689         415,812
                                                 ---------       ---------
                                                $4,271,202      $3,740,589
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $   54,672      $   76,408
   Gas imbalance payable                            74,121         114,149
                                                 ---------       ---------
      Total current liabilities                 $  128,793      $  190,557

ACCRUED LIABILITY                               $  154,927      $  146,343

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($  180,437)    ($  236,260)
   Limited Partners, issued and
      outstanding, 314,878 Units                 4,167,919       3,639,949
                                                 ---------       ---------
      Total Partners' capital                   $3,987,482      $3,403,689
                                                 ---------       ---------
                                                $4,271,202      $3,740,589
                                                 =========       =========




              The accompanying notes are an integral part of these
                         combined financial statements.




                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-D
                             Combined Statements of Operations
                   For the Years Ended December 31, 2000, 1999, and 1998

                                            2000            1999              1998
                                         ----------      ----------        ----------
REVENUES:
   Oil and gas sales                     $3,757,651      $2,598,616        $2,411,051
   Interest income                           34,763          15,031            66,699
   Gain on sale of oil
      and gas properties                    514,114          36,944           496,238
   Gas contract settlement
      income                                   -               -            3,033,646
                                          ---------       ---------         ---------
                                         $4,306,528      $2,650,591        $6,007,634

COSTS AND EXPENSES:
   Lease operating                       $  672,765      $  924,509        $  777,607
   Production tax                           264,546         182,274           168,364
   Depreciation, depletion,
      and amortization of oil
      and gas properties                    415,030         425,805           518,991
   General and administrative               374,358         371,301           374,675
                                          ---------       ---------         ---------
                                         $1,726,699      $1,903,889        $1,839,637
                                          ---------       ---------         ---------
NET INCOME                               $2,579,829      $  746,702        $4,167,997
                                          =========       =========         =========

GENERAL PARTNER -
   NET INCOME                            $  291,859      $  106,047        $  225,825
                                          =========       =========         =========

LIMITED PARTNERS -
   NET INCOME                            $2,287,970      $  640,655        $3,942,172
                                          =========       =========         =========

NET INCOME per Unit                      $     7.27      $     2.03        $    12.52
                                          =========       =========         =========

UNITS OUTSTANDING                           314,878         314,878           314,878
                                          =========       =========         =========







              The accompanying notes are an integral part of these
                         combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-D
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2000, 1999, and 1998

                                Limited           General
                                Partners          Partner         Total
                              ------------      ----------     ------------

Balance, Dec. 31, 1997         $5,572,122       ($224,003)      $5,348,119
   Net income                   3,942,172         225,825        4,167,997
   Cash distributions         ( 5,696,000)      ( 249,004)     ( 5,945,004)
                                ---------         -------        ---------

Balance, Dec. 31, 1998         $3,818,294       ($247,182)      $3,571,112
   Net income                     640,655         106,047          746,702
   Cash distributions         (   819,000)      (  95,125)     (   914,125)
                                ---------         -------        ---------

Balance, Dec. 31, 1999         $3,639,949       ($236,260)      $3,403,689
   Net income                   2,287,970         291,859        2,579,829
   Cash distributions         ( 1,760,000)      ( 236,036)     ( 1,996,036)
                                ---------         -------        ---------

Balance, Dec. 31, 2000         $4,167,919       ($180,437)      $3,987,482
                                =========         =======        =========






              The accompanying notes are an integral part of these
                         combined financial statements.



                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-D
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 2000, 1999, and 1998

                                           2000              1999              1998
                                       ------------      ------------      ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                           $2,579,829        $  746,702        $4,167,997
   Adjustments to reconcile
      net income to net
      cash provided by operating
      activities:
      Depreciation, depletion,
         and amortization of oil
         and gas properties                415,030           425,805           518,991
      Gain on sale of oil
         and gas properties            (   514,114)      (    36,944)      (   496,238)
      (Increase) decrease in
         accounts receivable -
         oil and gas sales             (   241,689)      (   119,058)          304,317
      Decrease in accounts
         receivable - other                   -                 -               20,267
      (Increase) decrease in
         deferred charge                    18,123           198,395       (    69,862)
      Increase (decrease) in
         accounts payable              (    21,736)            8,474       (    18,124)
      Increase (decrease) in
         gas imbalance payable         (    40,028)      (    35,499)           42,644
      Increase (decrease) in
         accrued liability                   8,584       (    59,872)      (    32,868)
                                         ---------         ---------         ---------
   Net cash provided by
     operating activities               $2,203,999        $1,128,003        $4,437,124
                                         ---------         ---------         ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                ($   46,036)      ($   14,850)      ($    1,639)
   Proceeds from sale of
      oil and gas properties               723,535            36,944           669,933
                                         ---------         ---------         ---------
   Net cash provided
      by investing activities           $  677,499        $   22,094        $  668,294
                                         ---------         ---------         ---------







CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                  ($1,996,036)      ($  914,125)      ($5,945,004)
                                         ---------         ---------         ---------
   Net cash used by financing
      activities                       ($1,996,036)      ($  914,125)      ($5,945,004)
                                         ---------         ---------         ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS            $  885,462        $  235,972       ($  839,586)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                  547,528           311,556         1,151,142
                                         ---------         ---------         ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                     $1,432,990        $  547,528        $  311,556
                                         =========         =========         =========




              The accompanying notes are an integral part of these
                         combined financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
GEODYNE PRODUCTION PARTNERSHIP II-E


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-E, an Oklahoma limited partnership, and Geodyne Production Partnership II-E, an Oklahoma general partnership, at December 31, 2000 and 1999, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




                                    PricewaterhouseCoopers LLP












Tulsa, Oklahoma
February 8, 2001

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-E
                            Combined Balance Sheets
                          December 31, 2000 and 1999

                                    ASSETS
                                    ------

                                                   2000            1999
                                               ------------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $  511,025      $  450,833
   Accounts receivable:
      Oil and gas sales                            541,215         319,501
                                                 ---------       ---------
      Total current assets                      $1,052,240      $  770,334

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 1,652,204       2,035,168

DEFERRED CHARGE                                    204,138         216,068
                                                 ---------       ---------
                                                $2,908,582      $3,021,570
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $   29,489      $   48,834
   Gas imbalance payable                            22,545         151,074
                                                 ---------       ---------
      Total current liabilities                 $   52,034      $  199,908

ACCRUED LIABILITY                               $   35,904      $   42,252

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($  133,047)    ($  162,586)
   Limited Partners, issued and
      outstanding, 228,821 Units                 2,953,691       2,941,996
                                                 ---------       ---------
      Total Partners' capital                   $2,820,644      $2,779,410
                                                 ---------       ---------
                                                $2,908,582      $3,021,570
                                                 =========       =========




              The accompanying notes are an integral part of these
                         combined financial statements.




                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-E
                             Combined Statements of Operations
                   For the Years Ended December 31, 2000, 1999, and 1998

                                              2000             1999            1998
                                           ----------       ----------      ----------
REVENUES:
   Oil and gas sales                       $2,760,885       $1,810,725      $1,704,463
   Interest income                             23,459           14,505          99,814
   Gain on sale of oil
      and gas properties                      135,079           23,406         328,245
   Gas contract settlement
      income                                     -                -          6,159,355
                                            ---------        ---------       ---------
                                           $2,919,423       $1,848,636      $8,291,877

COSTS AND EXPENSES:
   Lease operating                         $  394,003       $  429,026      $  550,014
   Production tax                             185,062          128,863         122,476
   Depreciation, depletion,
      and amortization of oil
      and gas properties                      361,842          356,203         544,040
   General and administrative                 273,055          270,387         276,331
                                            ---------        ---------       ---------
                                           $1,213,962       $1,184,479      $1,492,861
                                            ---------        ---------       ---------
NET INCOME                                 $1,705,461       $  664,157      $6,799,016
                                            =========        =========       =========

GENERAL PARTNER -
   NET INCOME                              $  200,766       $   76,030      $  356,722
                                            =========        =========       =========

LIMITED PARTNERS -
   NET INCOME                              $1,504,695       $  588,127      $6,442,294
                                            =========        =========       =========

NET INCOME per Unit                        $     6.58       $     2.57      $    28.15
                                            =========        =========       =========

UNITS OUTSTANDING                             228,821          228,821         228,821
                                            =========        =========       =========





              The accompanying notes are an integral part of these
                         combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-E
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2000, 1999, and 1998

                                Limited           General
                                Partners          Partner        Total
                              -----------       ----------    -----------

Balance, Dec. 31, 1997         $4,094,575       ($172,017)     $3,922,558
   Net income                   6,442,294         356,722       6,799,016
   Cash distributions         ( 7,371,000)      ( 358,011)    ( 7,729,011)
                                ---------         -------       ---------

Balance, Dec. 31, 1998         $3,165,869       ($173,306)     $2,992,563
   Net income                     588,127          76,030         664,157
   Cash distributions         (   812,000)      (  65,310)    (   877,310)
                                ---------         -------       ---------

Balance, Dec. 31, 1999         $2,941,996       ($162,586)     $2,779,410
   Net income                   1,504,695         200,766       1,705,461
   Cash distributions         ( 1,493,000)      ( 171,227)    ( 1,664,227)
                                ---------         -------       ---------

Balance, Dec. 31, 2000         $2,953,691       ($133,047)     $2,820,644
                                =========         =======       =========





              The accompanying notes are an integral part of these
                         combined financial statements.




                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-E
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 2000, 1999, and 1998

                                              2000             1999            1998
                                          ------------     ------------    ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                              $1,705,461       $  664,157      $6,799,016
   Adjustments to reconcile
      net income to net
      cash provided by operating
      activities:
      Depreciation, depletion,
         and amortization of oil
         and gas properties                   361,842          356,203         544,040
      Gain on sale of oil
         and gas properties               (   135,079)     (    23,406)    (   328,245)
      (Increase) decrease in
         accounts receivable -
         oil and gas sales                (   221,714)     (    99,473)        195,349
      Decrease in accounts
         receivable - other                      -                -                110
      Decrease in deferred
         charge                                11,930           59,464          54,999
      Increase (decrease) in
         accounts payable                 (    19,345)           9,953     (    61,722)
      Increase (decrease) in
         gas imbalance payable            (   128,529)           2,616     (    22,631)
      Increase (decrease) in
         accrued liability                (     6,348)     (    38,798)         17,425
                                            ---------        ---------       ---------
   Net cash provided by
      operating activities                 $1,568,218       $  930,716      $7,198,341
                                            ---------        ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                   ($   15,129)     ($    7,221)    ($  120,953)
   Proceeds from sale of
      oil and gas properties                  171,330           27,869         357,625
                                            ---------        ---------       ---------
  Net cash provided by
     investing activities                  $  156,201       $   20,648      $  236,672
                                            ---------        ---------       ---------







CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                     ($1,664,227)     ($  877,310)    ($7,729,011)
                                            ---------        ---------       ---------
   Net cash used by financing
      activities                          ($1,664,227)     ($  877,310)    ($7,729,011)
                                            ---------        ---------       ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS               $   60,192       $   74,054     ($  293,998)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                     450,833          376,779         670,777
                                            ---------        ---------       ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                        $  511,025       $  450,833      $  376,779
                                            =========        =========       =========




              The accompanying notes are an integral part of these
                         combined financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
GEODYNE PRODUCTION PARTNERSHIP II-F


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-F, an Oklahoma limited partnership, and Geodyne Production Partnership II-F, an Oklahoma general partnership, at December 31, 2000 and 1999, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





                                    PricewaterhouseCoopers LLP











Tulsa, Oklahoma
February 8, 2001

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-F
                            Combined Balance Sheets
                          December 31, 2000 and 1999

                                    ASSETS
                                    ------

                                                   2000            1999
                                               ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                    $  441,154      $  280,098
   Accounts receivable:
      Oil and gas sales                            440,181         286,995
                                                 ---------       ---------
      Total current assets                      $  881,335      $  567,093

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 1,597,803       1,792,192

DEFERRED CHARGE                                     34,659          34,366
                                                 ---------       ---------
                                                $2,513,797      $2,393,651
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $   21,902      $   27,269
   Gas imbalance payable                             7,439           5,208
                                                 ---------       ---------
      Total current liabilities                 $   29,341      $   32,477

ACCRUED LIABILITY                               $   12,341      $   22,508

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($  101,577)    ($  112,893)
   Limited Partners, issued and
      outstanding, 171,400 Units                 2,573,692       2,451,559
                                                 ---------       ---------
      Total Partners' capital                   $2,472,115      $2,338,666
                                                 ---------       ---------
                                                $2,513,797      $2,393,651
                                                 =========       =========




              The accompanying notes are an integral part of these
                         combined financial statements.




                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-F
                             Combined Statements of Operations
                   For the Years Ended December 31, 2000, 1999, and 1998

                                          2000             1999            1998
                                       ----------       ----------      ----------
REVENUES:
   Oil and gas sales                   $2,313,259       $1,665,336      $1,444,802
   Interest income                         16,519            7,673          18,145
   Gain on sale of oil
      and gas properties                   81,494              565         657,881
                                        ---------        ---------       ---------
                                       $2,411,272       $1,673,574      $2,120,828

COSTS AND EXPENSES:
   Lease operating                     $  258,353       $  350,094      $  301,416
   Production tax                         154,262          101,253          96,998
   Depreciation, depletion,
      and amortization of oil
      and gas properties                  213,567          306,818         360,697
   General and administrative             204,310          201,912         201,745
                                        ---------        ---------       ---------
                                       $  830,492       $  960,077      $  960,856
                                        ---------        ---------       ---------
NET INCOME                             $1,580,780       $  713,497      $1,159,972
                                        =========        =========       =========

GENERAL PARTNER -
   NET INCOME                          $  175,647       $   98,196      $   71,519
                                        =========        =========       =========

LIMITED PARTNERS -
   NET INCOME                          $1,405,133       $  615,301      $1,088,453
                                        =========        =========       =========

NET INCOME per Unit                    $     8.20       $     3.59      $     6.35
                                        =========        =========       =========

UNITS OUTSTANDING                         171,400          171,400         171,400
                                        =========        =========       =========










              The accompanying notes are an integral part of these
                         combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-F
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2000, 1999, and 1998


                                   Limited         General
                                   Partners        Partner         Total
                                 ------------     ----------   ------------

Balance, Dec. 31, 1997            $3,590,805      ($143,355)    $3,447,450
   Net income                      1,088,453         71,519      1,159,972
   Cash distributions            ( 2,114,000)     (  72,927)   ( 2,186,927)
                                   ---------        -------      ---------

Balance, Dec. 31, 1998            $2,565,258      ($144,763)    $2,420,495
   Net income                        615,301         98,196        713,497
   Cash distributions            (   729,000)     (  66,326)   (   795,326)
                                   ---------        -------      ---------

Balance, Dec. 31, 1999            $2,451,559      ($112,893)    $2,338,666
   Net income                      1,405,133        175,647      1,580,780
   Cash distributions            ( 1,283,000)     ( 164,331)   ( 1,447,331)
                                   ---------        -------      ---------

Balance, Dec. 31, 2000            $2,573,692      ($101,577)    $2,472,115
                                   =========        =======      =========







              The accompanying notes are an integral part of these
                         combined financial statements.




                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-F
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 2000, 1999, and 1998

                                              2000             1999            1998
                                          ------------     ------------    ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                              $1,580,780       $  713,497      $1,159,972
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Depreciation, depletion,
          and amortization of oil
          and gas properties                  213,567          306,818         360,697
      Gain on sale of oil
          and gas properties              (    81,494)     (       565)    (   657,881)
      (Increase) decrease in
          accounts receivable -
          oil and gas sales               (   153,186)     (    99,470)        146,569
      Decrease in accounts
          receivable - other                     -                -                 43
      (Increase) decrease in
          deferred charge                 (       293)          12,007          10,494
      Increase (decrease) in
          accounts payable                (     5,367)           3,262     (    40,341)
      Increase (decrease) in
          gas imbalance payable                 2,231              975     (    20,951)
      Decrease in
          accrued liability               (    10,167)     (     2,487)    (     2,912)
                                            ---------        ---------       ---------
   Net cash provided by
      operating activities                 $1,546,071       $  934,037      $  955,690
                                            ---------        ---------       ---------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                   ($   29,757)     ($   20,155)    ($   75,167)
   Proceeds from sale of
      oil and gas properties                   92,073            8,302         717,792
                                            ---------        ---------       ---------
   Net cash provided (used) by
      investing activities                 $   62,316      ($   11,853)     $  642,625
                                            ---------        ---------       ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                     ($1,447,331)     ($  795,326)    ($2,186,927)
                                            ---------        ---------       ---------
   Net cash used by financing
      activities                          ($1,447,331)     ($  795,326)    ($2,186,927)
                                            ---------        ---------       ---------







NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                    $  161,056       $  126,858     ($  588,612)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                  $  280,098          153,240         741,852
                                            ---------        ---------       ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                        $  441,154       $  280,098      $  153,240
                                            =========        =========       =========








              The accompanying notes are an integral part of these
                         combined financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
GEODYNE PRODUCTION PARTNERSHIP II-G


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-G, an Oklahoma limited partnership, and Geodyne Production Partnership II-G, an Oklahoma general partnership, at December 31, 2000 and 1999, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.






                                    PricewaterhouseCoopers LLP










Tulsa, Oklahoma
February 8, 2001

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-G
                            Combined Balance Sheets
                          December 31, 2000 and 1999

                                    ASSETS
                                    ------

                                                 2000             1999
                                             ------------     ------------
CURRENT ASSETS:
   Cash and cash equivalents                  $  934,304       $  633,816
   Accounts receivable:
      Oil and gas sales                          935,211          605,936
                                               ---------        ---------
      Total current assets                    $1,869,515       $1,239,752

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               3,439,338        3,857,776

DEFERRED CHARGE                                   76,673           77,306
                                               ---------        ---------
                                              $5,385,526       $5,174,834
                                               =========        =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                           $   47,021       $   58,877
   Gas imbalance payable                          16,142           11,288
                                               ---------        ---------
      Total current liabilities               $   63,163       $   70,165

ACCRUED LIABILITY                             $   31,272       $   52,863

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  212,913)     ($  266,026)
   Limited Partners, issued and
      outstanding, 372,189 Units               5,504,004        5,317,832
                                               ---------        ---------
      Total Partners' capital                 $5,291,091       $5,051,806
                                               ---------        ---------
                                              $5,385,526       $5,174,834
                                               =========        =========






              The accompanying notes are an integral part of these
                         combined financial statements.




                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-G
                             Combined Statements of Operations
                   For the Years Ended December 31, 2000, 1999, and 1998

                                                2000          1999             1998
                                             ----------     ----------     ----------
REVENUES:
   Oil and gas sales                         $4,915,575     $3,527,599     $3,072,455
   Interest income                               36,288         16,880         38,524
   Gain on sale of oil
      and gas properties                        170,343          1,063      1,374,966
                                              ---------      ---------      ---------

                                             $5,122,206     $3,545,542     $4,485,945

COSTS AND EXPENSES:
   Lease operating                           $  554,889     $  749,121     $  643,300
   Production tax                               330,447        216,108        209,399
   Depreciation, depletion,
      and amortization of oil
      and gas properties                        457,355        660,153        778,782
   General and administrative                   440,954        438,106        437,963
                                              ---------      ---------      ---------
                                             $1,783,645     $2,063,488     $2,069,444
                                              ---------      ---------      ---------

NET INCOME                                   $3,338,561     $1,482,054     $2,416,501
                                              =========      =========      =========

GENERAL PARTNER -
   NET INCOME                                $  371,389     $   99,665     $  150,050
                                              =========      =========      =========

LIMITED PARTNERS -
   NET INCOME                                $2,967,172     $1,382,389     $2,266,451
                                              =========      =========      =========

NET INCOME per Unit                          $     7.97     $     3.71     $     6.09
                                              =========      =========      =========

UNITS OUTSTANDING                               372,189        372,189        372,189
                                              =========      =========      =========







              The accompanying notes are an integral part of these
                         combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-G
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2000, 1999, and 1998


                                 Limited         General
                                 Partners        Partner          Total
                              -------------     ----------    -------------

Balance, Dec. 31, 1997         $7,690,992      ($312,392)     $7,378,600
   Net income                   2,266,451        150,050       2,416,501
   Cash distributions         ( 4,445,000)     ( 142,543)    ( 4,587,543)
                                ---------        -------       ---------

Balance, Dec. 31, 1998         $5,512,443      ($304,885)     $5,207,558
   Net income                   1,382,389         99,665       1,482,054
   Cash distributions         ( 1,577,000)     (  60,806)    ( 1,637,806)
                                ---------        -------       ---------

Balance, Dec. 31, 1999         $5,317,832      ($266,026)     $5,051,806
   Net income                   2,967,172        371,389       3,338,561
   Cash distributions         ( 2,781,000)     ( 318,276)    ( 3,099,276)
                                ---------        -------       ---------

Balance, Dec. 31, 2000         $5,504,004      ($212,913)     $5,291,091
                                =========        =======       =========





















              The accompanying notes are an integral part of these
                         combined financial statements.




                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-G
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 2000, 1999, and 1998

                                             2000            1999              1998
                                         ------------    ------------      ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                             $3,338,561      $1,482,054        $2,416,501
   Adjustments to reconcile
      net income to
      net cash provided by
         operating activities:
      Depreciation, depletion,
         and amortization of oil
         and gas properties                  457,355         660,153           778,782
      Gain on sale of oil
         and gas properties              (   170,343)    (     1,063)      ( 1,374,966)
      (Increase) decrease in
         accounts receivable -
         oil and gas sales               (   329,275)    (   207,398)          311,798
      Decrease in deferred
         charge                                  633          24,649            22,022
      Increase (decrease) in
         accounts payable                (    11,856)          7,492       (    84,376)
      Increase (decrease) in
         gas imbalance payable                 4,854           2,259       (    48,221)
      Decrease in accrued
         liability                       (    21,591)    (     4,967)      (     6,279)
                                           ---------       ---------         ---------
  Net cash provided by
   operating activities                   $3,268,338      $1,963,179        $2,015,261
                                           ---------       ---------         ---------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                  ($   62,230)    ($   42,704)      ($  162,692)
   Proceeds from sale of
      oil and gas properties                 193,656          17,979         1,503,817
                                           ---------       ---------         ---------
   Net cash provided (used) by
      investing activities                $  131,426     ($   24,725)       $1,341,125
                                           ---------       ---------         ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                    ($3,099,276)    ($1,637,806)      ($4,587,543)
                                           ---------       ---------         ---------
   Net cash used by financing
      activities                         ($3,099,276)    ($1,637,806)      ($4,587,543)
                                           ---------       ---------         ---------








NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                   $  300,488      $  300,648       ($1,231,157)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                    633,816         333,168         1,564,325
                                           ---------       ---------         ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                       $  934,304      $  633,816        $  333,168
                                           =========       =========         =========





              The accompanying notes are an integral part of these
                         combined financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
GEODYNE PRODUCTION PARTNERSHIP II-H


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-H, an Oklahoma limited partnership, and Geodyne Production Partnership II-H, an Oklahoma general partnership, at December 31, 2000 and 1999, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.







                                    PricewaterhouseCoopers LLP









Tulsa, Oklahoma
February 8, 2001

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-H
                            Combined Balance Sheets
                          December 31, 2000 and 1999

                                    ASSETS
                                    ------

                                                   2000            1999
                                               ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                    $  229,651      $  147,018
   Accounts receivable:
      Oil and gas sales                            223,004         143,876
                                                 ---------       ---------
      Total current assets                      $  452,655      $  290,894

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                   807,844         906,816

DEFERRED CHARGE                                     17,788          18,072
                                                 ---------       ---------
                                                $1,278,287      $1,215,782
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $   11,405      $   14,504
   Gas imbalance payable                             3,993           2,789
                                                 ---------       ---------
      Total current liabilities                 $   15,398      $   17,293

ACCRUED LIABILITY                               $    6,007      $   11,016

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($   54,632)    ($   66,614)
   Limited Partners, issued and
      outstanding, 91,711 Units                  1,311,514       1,254,087
                                                 ---------       ---------
      Total Partners' capital                   $1,256,882      $1,187,473
                                                 ---------       ---------
                                                $1,278,287      $1,215,782
                                                 =========       =========





              The accompanying notes are an integral part of these
                         combined financial statements.




                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-H
                             Combined Statements of Operations
                   For the Years Ended December 31, 2000, 1999, and 1998

                                             2000             1999            1998
                                          ----------       ----------      ----------
REVENUES:
   Oil and gas sales                      $1,162,286       $  836,927      $  733,613
   Interest income                             8,580            3,613           8,669
   Gain on sale of
      oil and gas properties                  39,206              421         317,342
                                           ---------        ---------       ---------
                                          $1,210,072       $  840,961      $1,059,624

COSTS AND EXPENSES:
   Lease operating                        $  134,727       $  180,929      $  154,123
   Production tax                             79,227           51,729          51,340
   Depreciation, depletion,
      and amortization of oil
      and gas properties                     107,301          157,329         178,994
   General and administrative                110,355          108,016         107,912
                                           ---------        ---------       ---------
                                          $  431,610       $  498,003      $  492,369
                                           ---------        ---------       ---------
NET INCOME                                $  778,462       $  342,958      $  567,255
                                           =========        =========       =========

GENERAL PARTNER -
   NET INCOME                             $   56,035       $   23,260      $   35,089
                                           =========        =========       =========

LIMITED PARTNERS -
   NET INCOME                             $  722,427       $  319,698      $  532,166
                                           =========        =========       =========

NET INCOME per Unit                       $     7.88       $     3.49      $     5.80
                                           =========        =========       =========

UNITS OUTSTANDING                             91,711           91,711          91,711
                                           =========        =========       =========










              The accompanying notes are an integral part of these
                         combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-H
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2000, 1999, and 1998


                                   Limited         General
                                   Partners        Partner         Total
                                 ------------     ---------    ------------

Balance, Dec. 31, 1997            $1,807,223      ($78,796)     $1,728,427
   Net income                        532,166        35,089         567,255
   Cash distributions            ( 1,033,000)     ( 31,924)    ( 1,064,924)
                                   ---------        ------       ---------

Balance, Dec. 31, 1998            $1,306,389      ($75,631)     $1,230,758
   Net income                        319,698        23,260         342,958
   Cash distributions            (   372,000)     ( 14,243)    (   386,243)
                                   ---------        ------       ---------

Balance, Dec. 31, 1999            $1,254,087      ($66,614)     $1,187,473
   Net income                        722,427        56,035         778,462
   Cash distributions            (   665,000)     ( 44,053)    (   709,053)
                                   ---------        ------       ---------

Balance, Dec. 31, 2000            $1,311,514      ($54,632)     $1,256,882
                                   =========        ======       =========





              The accompanying notes are an integral part of these
                         combined financial statements.




                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-H
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 2000, 1999, and 1998

                                                   2000          1999           1998
                                                ----------    -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                   $778,462       $342,958       $  567,255
   Adjustments to reconcile
      net income to net
      cash provided by operating
      activities:
      Depreciation, depletion,
         and amortization of oil
         and gas properties                      107,301        157,329          178,994
      Gain on sale of oil
         and gas properties                    (  39,206)     (     421)     (   317,342)
      (Increase) decrease in
         accounts receivable -
         oil and gas sales                     (  79,128)     (  48,616)          73,573
      Decrease in
         deferred charge                             284          5,677            5,770
      Increase (decrease) in
         accounts payable                      (   3,099)         2,096      (    19,517)
      Increase (decrease) in gas
         imbalance payable                         1,204          2,789      (    13,149)
      Decrease in
         accrued liability                     (   5,009)     (   1,047)     (     2,585)
                                                 -------        -------        ---------
  Net cash provided by
      operating activities                      $760,809       $460,765       $  472,999
                                                 -------        -------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                        ($ 14,394)     ($ 10,121)     ($   40,018)
   Proceeds from sale of
      oil and gas properties                      45,271          4,342          345,716
                                                 -------        -------        ---------
   Net cash provided (used) by
      investing activities                      $ 30,877      ($  5,779)      $  305,698
                                                 -------        -------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Cash distributions                          ($709,053)     ($386,243)     ($1,064,924)
                                                 -------        -------        ---------
   Net cash used by financing
      activities                               ($709,053)     ($386,243)     ($1,064,924)
                                                 -------        -------        ---------









NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                         $ 82,633      $  68,743      ($  286,227)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                        147,018         78,275          364,502
                                                 -------       ---------       ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                             $229,651      $ 147,018       $   78,275
                                                 =======       =========       =========







              The accompanying notes are an integral part of these
                         combined financial statements.

                       GEODYNE ENERGY INCOME PROGRAM II
                    Notes to Combined Financial Statements
             For the Years Ended December 31, 2000, 1999, and 1998

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

      An affiliate of the General Partner owned the following Units at December 31, 2000:

                            Number of              Percent of
      Partnership          Units Owned          Outstanding Units
      -----------          -----------          -----------------
         II-A                109,605                  22.6%
         II-B                 76,700                  21.2%
         II-C                 42,172                  27.3%
         II-D                 67,190                  21.3%
         II-E                 57,381                  25.1%
         II-F                 35,192                  20.5%
         II-G                 60,399                  16.2%
         II-H                 20,901                  22.8%

      The Partnerships' sole business is the development and production of oil and gas. Substantially all of the Partnerships' gas reserves are being sold regionally on the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon obtaining transportation services provided by pipelines. The Partnerships' oil is sold at or near the Partnerships' wells under short-term purchase contracts at prevailing arrangements which are customary in the oil industry. The prices received for the Partnerships' oil and gas are subject to influences such as global consumption and supply trends.


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

----------

(1) Payout occurs when total distributions to Limited Partners equal total original Limited Partner subscriptions.
(2) The allocations in the table result generally from the combined effect of the allocation provisions in the Partnership Agreements. For example, the costs incurred in development drilling are allocated 95.9596% to the limited partnership and 4.0404% to the managing partner. The 95.9596% portion of these costs allocated to the limited partnership, when passed through the limited partnership, is further allocated 99% to the limited partners and 1% to the general partner. In this manner the Limited
      Partners are allocated 95% of such costs and the General Partner is allocated 5% of such costs.
(3) If at payout the Limited Partners have received distributions at an annual rate less than 12% of their subscriptions, the percentage of income and costs allocated to the general partner and managing partner will increase to only 10% and the percentage allocated to the Limited Partners will decrease to only 90%. Thereafter, if the distribution to Limited Partners reaches an average annual rate of 12% the allocation will change to 15% to the general partner and managing partner and 85% to the Limited Partners.

      The II-C Partnership achieved payout during the fourth quarter of 1998. The II-D, II-E, and II-F Partnerships achieved payout during the second, third, and first quarters of 1999, respectively. The II-A and II-G Partnerships achieved payout during the first quarter of 2000, and the II-B and II-H Partnerships achieved payout during the fourth quarter of 2000. After payout, operations and revenues for the Partnerships have been and will be allocated using the 10% / 90% after payout percentages as described in Footnote 3 to the table above.


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


      Depletion of the cost of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the units-of-production method. The Partnerships' calculation of depreciation, depletion, and amortization includes estimated dismantlement and abandonment costs, net of estimated salvage values. The depreciation, depletion, and amortization rates per equivalent barrel of oil produced during the years ended December 31, 2000, 1999, and 1998, were as follows:

            Partnership       2000        1999        1998
            -----------       -----       -----       -----

               II-A           $3.22       $2.18       $2.46
               II-B            4.63        1.68        2.61
               II-C            4.24        1.78        2.55
               II-D            2.42        2.11        2.47
               II-E            2.88        2.61        3.74
               II-F            2.03        2.36        2.93
               II-G            2.04        2.40        2.98
               II-H            2.02        2.42        2.87

      When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties at the field level. If the unamortized costs of oil and gas properties within a field exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. During 1998, the II-A Partnership recorded a non-cash charge of $164,111 against earnings (impairment provisions). No other impairment provisions were recorded by the Partnerships during the three years ended December 31, 2000.

      The risk that the Partnerships will be required to record similar impairment provisions in the future increases as oil and gas prices decrease.

      Deferred Charge

      The Deferred Charge represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average of the annual production costs per Mcf. At December 31, 2000 and 1999, cumulative total gas sales volumes for underproduced wells were less than the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                               2000                       1999
                        ----------------------    ---------------------
      Partnership         Mcf          Amount       Mcf         Amount
      -----------       -------       --------    -------      --------

         II-A           712,025       $813,560    785,230      $732,855
         II-B           191,404        204,209    239,418       230,320
         II-C           181,140        130,095    198,567       129,664
         II-D           514,941        397,689    534,394       415,812
         II-E           321,477        204,138    330,480       216,068
         II-F            62,013         34,659     57,459        34,366
         II-G           137,283         76,673    128,266        77,306
         II-H            31,311         17,788     29,495        18,072

      Accrued Liability

      The Accrued Liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf. At December 31, 2000 and 1999, cumulative total gas sales volumes for overproduced wells exceeded the Partnerships' pro-rata share of total gas production from these wells by the following amounts:


                              2000                       1999
                        --------------------      -------------------
      Partnership         Mcf        Amount         Mcf       Amount
      -----------       -------     --------      -------    --------

         II-A           221,166     $252,704      237,263    $221,438
         II-B            82,368       87,878      101,382      97,529
         II-C            75,380       54,138       82,792      54,063
         II-D           200,605      154,927      188,077     146,343
         II-E            56,542       35,904       64,625      42,252
         II-F            22,081       12,341       37,632      22,508
         II-G            55,992       31,272       87,710      52,863
         II-H            10,573        6,007       17,979      11,016

      Oil and Gas Sales and Gas Imbalance Payable

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. This also approximates the price for which the Partnerships are currently settling this liability. At December 31, 2000 and 1999 total sales exceeded the Partnerships' share of estimated total gas reserves as follows:

                               2000                    1999
                        --------------------    --------------------
      Partnership         Mcf        Amount       Mcf        Amount
      -----------       ------      --------    -------     --------

         II-A           69,237      $103,856     82,534     $123,801
         II-B           11,813        17,720     14,593       21,890
         II-C           10,253        15,380     13,533       20,300
         II-D           49,414        74,121     76,099      114,149
         II-E           15,030        22,545    100,716      151,074
         II-F            4,959         7,439      3,472        5,208
         II-G           10,761        16,142      7,525       11,288
         II-H            2,662         3,993      1,859        2,789


These amounts were recorded as gas imbalance payables in accordance with the sales method. These gas imbalance payables will be settled by either gas production by the underproduced party in excess of current estimates of total gas reserves for the well or by a negotiated or contractual payment to the underproduced party.

      The Partnerships have not entered into any hedging or derivative contracts in connection with their production and sale of oil and gas.

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


2.    TRANSACTIONS WITH RELATED PARTIES

      The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the Partnerships, based on an allocation of actual costs incurred by the General Partner. When actual costs incurred benefit other partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all partnerships and affiliates. The General Partner believes this allocation method is reasonable. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative overhead costs for the years ended December 31, 2000, 1999, and 1998:

            Partnership         2000          1999         1998
            -----------       --------      --------     --------

               II-A           $509,772      $509,772     $509,772
               II-B            380,760       380,760      380,760
               II-C            162,756       162,756      162,756
               II-D            331,452       331,452      331,452
               II-E            240,864       240,864      240,864
               II-F            180,420       180,420      180,420
               II-G            391,776       391,776      391,776
               II-H             96,540        96,540       96,540


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



3.    MAJOR CUSTOMERS

      The following table sets forth purchasers who individually accounted for ten percent or more of each Partnership's combined oil and gas sales for the years ended December 31, 2000, 1999, and 1998:

Partnership               Purchaser                         Percentage
-----------       ------------------------          ------------------------
                                                    2000      1999     1998
                                                    -----     -----    -----
   II-A           El Paso Energy Marketing
                     Company ("El Paso")            27.8%     29.3%    32.8%
                  Amoco Production Company          17.2%     16.3%    13.0%
                  Hallwood Petroleum, Inc.
                    ("Hallwood')                      -         -      10.1%

   II-B           El Paso                           38.0%     37.6%    37.6%
                  Hallwood                          11.5%     13.6%    15.6%
                  Amoco Production Company          10.4%       -        -

   II-C           El Paso                           35.6%     35.4%    36.2%

   II-D           El Paso                           28.6%     27.6%    28.4%
                  Vintage Petroleum Inc.              -       10.7%    10.9%

   II-E           El Paso                           47.9%     46.3%    47.8%

   II-F           El Paso                           20.7%     23.7%    30.8%
                  Chevron U.S.A. Inc.
                    ("Chevron")                       -       10.4%    13.2%
                  Texaco Exploration and
                    Production, Inc.
                    ("Texaco")                        -       10.0%    12.7%

   II-G           El Paso                           20.6%     23.5%    30.6%
                  Chevron                             -       10.3%    13.0%
                  Texaco                              -       10.1%    12.8%

   II-H           El Paso                           20.7%     23.3%    30.2%
                  Texaco                              -       10.2%    12.8%
                  Chevron                             -         -      12.6%

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

      Capitalized Costs

      The   capitalized   costs   and   accumulated   depreciation,   depletion,
amortization, and valuation allowance at December 31, 2000 and 1999 were as follows:

                               II-A Partnership
                                ---------------

                                              2000              1999
                                          -------------     -------------

      Proved properties                    $30,686,730       $30,969,868

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        ( 27,859,205)     ( 27,428,381)
                                            ----------        ----------
            Net oil and gas
               properties                  $ 2,827,525       $ 3,541,487
                                            ==========        ==========

                               II-B Partnership
                               ----------------

                                              2000              1999
                                          -------------     -------------

      Proved properties                    $20,445,020       $21,399,549

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        ( 18,915,018)     ( 19,140,134)
                                            ----------        ----------
            Net oil and gas
               properties                  $ 1,530,002       $ 2,259,415
                                            ==========        ==========

                               II-C Partnership
                               ----------------

                                              2000              1999
                                          ------------      -------------

      Proved properties                     $8,992,289       $ 9,295,714

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                         ( 8,113,383)     (  8,070,164)
                                             ---------         ----------
            Net oil and gas
               properties                   $  878,906       $ 1,225,550
                                             =========         ==========


                               II-D Partnership
                               ----------------

                                              2000              1999
                                          -------------     -------------

      Proved properties                    $15,305,902       $16,790,252

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        ( 13,568,559)     ( 14,474,494)
                                            ----------        ----------
            Net oil and gas
               properties                  $ 1,737,343       $ 2,315,758
                                            ==========        ==========

                               II-E Partnership
                               ----------------

                                              2000              1999
                                          -------------     -------------

      Proved properties                    $13,462,347       $14,907,547

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        ( 11,810,143)     ( 12,872,379)
                                            ----------        ----------
            Net oil and gas
               properties                  $ 1,652,204       $ 2,035,168
                                            ==========        ==========


                               II-F Partnership
                               ----------------

                                              2000              1999
                                          -------------     -------------

      Proved properties                    $10,586,512       $11,059,749

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        (  8,988,709)     (  9,267,557)
                                            ----------        ----------
            Net oil and gas
               properties                  $ 1,597,803       $ 1,792,192
                                            ==========        ==========


                               II-G Partnership
                               ----------------

                                              2000              1999
                                          -------------     -------------

      Proved properties                    $22,628,667       $23,632,847

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        ( 19,189,329)     ( 19,775,071)
                                            ----------        ----------
            Net oil and gas
               properties                  $ 3,439,338       $ 3,857,776
                                            ==========        ==========

                               II-H Partnership
                               ----------------

                                              2000              1999
                                          -------------     -------------

      Proved properties                    $ 5,445,548       $ 5,681,892

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        (  4,637,704)     (  4,775,076)
                                             ---------        ----------
            Net oil and gas
               properties                  $   807,844       $   906,816
                                             =========        ==========


      Costs Incurred

      The Partnerships incurred no costs in connection with oil and gas acquisition or exploration activities during 2000, 1999, and 1998. Costs incurred by the Partnerships in connection with oil and gas property development activities during 2000, 1999, and 1998, were as follows:

            Partnership         2000          1999         1998
            -----------       -------        -------     --------

               II-A           $83,625        $39,957     $280,907
               II-B            67,336         45,756       83,614
               II-C            27,273         29,574       34,333
               II-D            46,036         14,850        1,639
               II-E            15,129          7,221      120,953
               II-F            29,757         20,155       75,167
               II-G            62,230         42,704      162,692
               II-H            14,394         10,121       40,018


      Quantities of Proved Oil and Gas Reserves - Unaudited

      The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States of America, for the periods indicated. The proved reserves at December 31, 2000, 1999, and 1998, were estimated by petroleum engineers employed by affiliates of the Partnerships. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve reports prepared by the General Partner and reviewed by Ryder Scott.

                               II-A Partnership
                               ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

Proved reserves, Dec. 31, 1997                   539,343        8,356,437
   Production                                   ( 86,428)      (1,433,552)
   Sales of minerals in
      place                                     (  7,026)      (  512,403)
   Extensions and discoveries                     14,823          335,915
   Revision of previous
      estimates                                 (100,249)         986,384
                                                 -------        ---------

Proved reserves, Dec. 31, 1998                   360,463        7,732,781
   Production                                   ( 84,033)      (1,149,550)
   Extensions and discoveries                      3,888           28,864
   Revision of previous
      estimates                                  449,713          435,306
                                                 -------        ---------

Proved reserves, Dec. 31, 1999                   730,031        7,047,401
   Production                                   ( 77,024)      (1,003,723)
   Sales of minerals in
      place                                     ( 14,216)      (    8,706)
   Extensions and discoveries                         12           16,357
   Revision of previous
      estimates                                 ( 90,400)         656,452
                                                 -------        ---------
Proved reserves, Dec. 31, 2000                   548,403        6,707,781
                                                 =======        =========

PROVED DEVELOPED RESERVES:


   December 31, 1998                             360,463        7,732,781
                                                 =======        =========
   December 31, 1999                             729,967        7,045,456
                                                 =======        =========
   December 31, 2000                             548,403        6,707,781
                                                 =======        =========

                               II-B Partnership
                               ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

Proved reserves, Dec. 31, 1997                   387,865        5,229,097
   Production                                   ( 53,095)      (  904,066)
   Sales of minerals in
      place                                     (    218)      (   70,834)
   Extensions and discoveries                         14           93,326
   Revision of previous
      estimates                                 ( 94,739)         963,230
                                                 -------        ---------

Proved reserves, Dec. 31, 1998                   239,827        5,310,753
   Production                                   ( 56,749)      (  870,203)
   Extensions and discoveries                      6,352           47,148
   Revision of previous
      estimates                                  262,357          785,597
                                                 -------        ---------

Proved reserves, Dec. 31, 1999                   451,787        5,273,295
   Production                                   ( 52,155)      (  707,543)
   Sales of minerals in
      place                                     ( 19,091)      (    6,778)
   Extensions and discoveries                          8            3,084
   Revision of previous
      estimates                                 ( 18,716)         280,103
                                                 -------        ---------
Proved reserves, Dec. 31, 2000                   361,833        4,842,161
                                                 =======        =========

PROVED DEVELOPED RESERVES:


   December 31, 1998                             239,827        5,310,753
                                                 =======        =========

   December 31, 1999                             451,787        5,273,295
                                                 =======        =========

   December 31, 2000                             361,833        4,842,161
                                                 =======        =========

                               II-C Partnership
                               ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

Proved reserves, Dec. 31, 1997                   162,147        3,889,883
   Production                                   ( 16,806)      (  478,643)
   Sales of minerals in
      place                                     (  7,580)      (  252,950)
   Extensions and discoveries                       -              33,756
   Revision of previous
      estimates                                 ( 19,094)         411,699
                                                 -------        ---------

Proved reserves, Dec. 31, 1998                   118,667        3,603,745
   Production                                   ( 17,691)      (  500,545)
   Extensions and discoveries                      2,725           20,208
   Revision of previous
      estimates                                   83,580          483,041
                                                 -------        ---------

Proved reserves, Dec. 31, 1999                   187,281        3,606,449
   Production                                   ( 16,424)      (  398,166)
   Sales of minerals in
      place                                     ( 28,896)      (   11,837)
   Revision of previous
      estimates                                 ( 15,808)         194,596
                                                 -------        ---------

Proved reserves, Dec. 31, 2000                   126,153        3,391,042
                                                 =======        =========

PROVED DEVELOPED RESERVES:


   December 31, 1998                             118,667        3,603,745
                                                 =======        =========

   December 31, 1999                             187,281        3,606,449
                                                 =======        =========

   December 31, 2000                             126,153        3,391,042
                                                 =======        =========

                               II-D Partnership
                               ----------------

                                                  Crude           Natural
                                                   Oil              Gas
                                                (Barrels)          (Mcf)
                                                ---------       -----------

Proved reserves, Dec. 31, 1997                   383,039         9,255,929
   Production                                   ( 37,733)       (1,034,372)
   Sales of minerals in
      place                                     ( 13,129)       (  478,907)
   Revision of previous
      estimates                                 ( 75,195)          482,043
                                                 -------         ---------

Proved reserves, Dec. 31, 1998                   256,982         8,224,693
   Production                                   ( 33,890)       (1,010,194)
   Revision of previous
      estimates                                  314,019         1,272,422
                                                 -------         ---------

Proved reserves, Dec. 31, 1999                   537,111         8,486,921
   Production                                   ( 32,648)       (  836,567)
   Sales of minerals in
      place                                     (269,014)       (   79,651)
   Extensions and discoveries                       -                5,023
   Revision of previous
      estimates                                   18,288           688,616
                                                 -------         ---------

Proved reserves, Dec. 31, 2000                   253,737         8,264,342
                                                 =======         =========

PROVED DEVELOPED RESERVES:


   December 31, 1998                             256,982         8,224,693
                                                 =======         =========

   December 31, 1999                             537,111         8,486,921
                                                 =======         =========

   December 31, 2000                             253,737         8,264,342
                                                 =======         =========

                               II-E Partnership
                               ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

Proved reserves, Dec. 31, 1997                   237,194        5,074,002
   Production                                   ( 37,508)      (  647,841)
   Sales of minerals in
      place                                     ( 12,363)      (   95,923)
   Extensions and discoveries                      4,016           25,354
   Revision of previous
      estimates                                 ( 28,140)         104,040
                                                 -------        ---------

Proved reserves, Dec. 31, 1998                   163,199        4,459,632
   Production                                   ( 32,352)      (  624,562)
   Revision of previous
      estimates                                  126,214          253,008
                                                 -------        ---------

Proved reserves, Dec. 31, 1999                   257,061        4,088,078
   Production                                   ( 23,708)      (  611,642)
   Sales of minerals in
      place                                     (  9,137)      (    2,995)
   Extensions and discoveries                        951            1,745
   Revision of previous
      estimates                                    4,556          579,536
                                                 -------        ---------

Proved reserves, Dec. 31, 2000                   229,723        4,054,722
                                                 =======        =========

PROVED DEVELOPED RESERVES:


   December 31, 1998                             163,199        4,459,632
                                                 =======        =========

   December 31, 1999                             257,061        4,088,078
                                                 =======        =========

   December 31, 2000                             229,723        4,054,722
                                                 =======        =========

                               II-F Partnership
                               ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

Proved reserves, Dec. 31, 1997                   315,819        3,944,059
   Production                                   ( 36,915)      (  516,917)
   Sales of minerals in
      place                                     ( 30,197)      (  195,711)
   Extensions and discoveries                     15,660          204,591
   Revision of previous
      estimates                                 ( 23,426)         189,290
                                                 -------        ---------

Proved reserves, Dec. 31, 1998                   240,941        3,625,312
   Production                                   ( 34,859)      (  569,382)
   Sales of minerals in
      place                                     (    183)      (    1,546)
   Revision of previous
      estimates                                   82,817          160,740
                                                 -------        ---------

Proved reserves, Dec. 31, 1999                   288,716        3,215,124
   Production                                   ( 25,175)      (  480,967)
   Sales of minerals in
      place                                     (  6,269)      (    8,348)
   Extensions and discoveries                      4,355          198,944
   Revision of previous
      estimates                                    7,483          234,113
                                                 -------        ---------

Proved reserves, Dec. 31, 2000                   269,110        3,158,866
                                                 =======        =========

PROVED DEVELOPED RESERVES:

   December 31, 1998                             240,941        3,625,312
                                                 =======        =========

   December 31, 1999                             288,716        3,215,124
                                                 =======        =========

   December 31, 2000                             269,110        3,158,866
                                                 =======        =========

                               II-G Partnership
                               ----------------


                                                  Crude           Natural
                                                   Oil              Gas
                                                (Barrels)          (Mcf)
                                                ---------       -----------

Proved reserves, Dec. 31, 1997                   664,340         8,448,788
   Production                                   ( 77,421)       (1,105,661)
   Sales of minerals in
      place                                     ( 63,148)       (  412,018)
   Extensions and discoveries                     33,192           439,223
   Revision of previous
      estimates                                 ( 49,470)          397,952
                                                 -------         ---------

Proved reserves, Dec. 31, 1998                   507,493         7,768,284
   Production                                   ( 73,361)       (1,210,210)
   Sales of minerals in
      place                                     (    414)       (    3,502)
   Revision of previous
      estimates                                  173,496           343,572
                                                 -------         ---------

Proved reserves, Dec. 31, 1999                   607,214         6,898,144
   Production                                   ( 52,807)       (1,031,148)
   Sales of minerals in
      place                                     ( 13,212)       (   19,115)
   Extensions and discoveries                     10,159           432,005
   Revision of previous
      estimates                                   13,702           499,559
                                                 -------         ---------

Proved reserves, Dec. 31, 2000                   565,056         6,779,445
                                                 =======         =========

PROVED DEVELOPED RESERVES:

   December 31, 1998                             507,493         7,768,284
                                                 =======         =========

   December 31, 1999                             607,214         6,898,144
                                                 =======         =========

   December 31, 2000                             565,056         6,779,445
                                                 =======         =========

                               II-H Partnership
                               ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

Proved reserves, Dec. 31, 1997                   155,440        2,044,982
   Production                                   ( 17,978)      (  266,337)
   Sales of minerals in
      place                                     ( 14,518)      (   96,575)
   Extensions and discoveries                      7,874          106,568
   Revision of previous
      estimates                                 ( 11,652)          93,717
                                                 -------        ---------

Proved reserves, Dec. 31, 1998                   119,166        1,882,355
   Production                                   ( 17,055)      (  287,724)
   Sales of minerals in
      place                                     (    110)      (      925)
   Revision of previous
      estimates                                   40,154           79,652
                                                 -------        ---------

Proved reserves, Dec. 31, 1999                   142,155        1,673,358
   Production                                   ( 12,297)      (  245,490)
   Sales of minerals in
      place                                     (  3,113)      (    4,094)
   Extensions and discoveries                      2,120          106,209
   Revision of previous
      estimates                                    3,017          116,859
                                                 -------        ---------

Proved reserves, Dec. 31, 2000                   131,882        1,646,842
                                                 =======        =========

PROVED DEVELOPED RESERVES:

   December 31, 1998                             119,166        1,882,355
                                                 =======        =========

   December 31, 1999                             142,155        1,673,358
                                                 =======        =========

   December 31, 2000                             131,882        1,646,842
                                                 =======        =========

      Standardized Measure of Discounted Future Net Cash Flows of Proved Oil and Gas Reserves - Unaudited

      The following tables set forth each of the Partnerships' estimated future net cash flows as of December 31, 2000 relating to proved oil and gas reserves based on the standardized measure as prescribed in SFAS No. 69:


                                                Partnership
                                       ------------------------------
                                           II-A             II-B
                                       -------------    -------------

   Future cash inflows                  $54,731,509      $38,193,621
   Future production and
      development costs                ( 12,630,008)    (  8,481,255)
                                         ----------       ----------

         Future net cash
            flows                       $42,101,501      $29,712,366

   10% discount to
      reflect timing of
      cash flows                       ( 15,934,210)    ( 11,529,575)
                                         ----------       ----------

   Standardized measure
      of discounted
      future net cash
      flows                             $26,167,291      $18,182,791
                                         ==========       ==========

                                                  Partnership
                                       ----------------------------------
                                           II-C                 II-D
                                       -------------        -------------

   Future cash inflows                  $23,226,933          $54,211,263
   Future production and
      development costs                (  4,379,357)        ( 10,678,778)
                                         ----------           ----------

         Future net cash
            flows                       $18,847,576          $43,532,485

   10% discount to
      reflect timing of
      cash flows                       (  7,743,723)        ( 17,207,064)
                                         ----------           ----------

   Standardized measure
      of discounted
      future net cash
      flows                             $11,103,853          $26,325,421
                                         ==========           ==========


                                                  Partnership
                                       ----------------------------------
                                           II-E                 II-F
                                       -------------        -------------

   Future cash inflows                  $30,456,562          $26,194,538
   Future production and
      development costs                (  6,196,370)        (  4,481,466)
                                         ----------           ----------

         Future net cash
            flows                       $24,260,192          $21,713,072

   10% discount to
      reflect timing of
      cash flows                       (  9,868,200)        (  8,909,101)
                                         ----------           ----------

   Standardized measure
      of discounted
      future net cash
      flow                              $14,391,992          $12,803,971
                                         ==========           ==========

                                                  Partnership
                                       ----------------------------------
                                           II-G                 II-H
                                       -------------        -------------

   Future cash inflows                  $55,931,788          $13,462,248
   Future production and
      development costs                (  9,655,989)        (  2,358,478)
                                         ----------           ----------

         Future net cash
            flows                       $46,275,799          $11,103,770

   10% discount to
      reflect timing of
      cash flows                       ( 19,014,127)        (  4,575,046)
                                         ----------           ----------

   Standardized measure
      of discounted
      future net cash
      flows                             $27,261,672          $ 6,528,724
                                         ==========           ==========


The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Partnerships' future cash inflows as of December 31, 2000 were determined using the following year-end prices:

                              Oil (per BBL)  Gas (per Mcf)
                              -------------  -------------
                    II-A         $30.20         $5.67
                    II-B          30.24          5.59
                    II-C          30.14          5.71
                    II-D          29.36          5.66
                    II-E          30.13          5.80
                    II-F          29.54          5.77
                    II-G          29.53          5.78
                    II-H          29.53          5.80

5. QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized unaudited quarterly financial data for 2000 and 1999 are as follows:

                                              II-A Partnership
                                              ---------------

                                                            2000
                              ------------------------------------------------------------------
                                 First             Second             Third            Fourth
                                Quarter            Quarter           Quarter           Quarter
                              -----------        -----------       -----------       -----------

Total Revenues                 $1,247,671        $1,414,828        $1,566,227        $1,621,445
Gross Profit (1)                  869,809         1,096,962         1,256,439         1,207,991
Net Income                        561,801           840,602         1,000,747           668,362
Limited Partners'
   Net Income
   Per Unit                          1.02              1.54              1.84              1.17



                                                            1999
                              -----------------------------------------------------------------
                                 First             Second             Third            Fourth
                                Quarter            Quarter           Quarter           Quarter
                              -----------        -----------       -----------       -----------

Total Revenues                 $  661,232        $1,039,983        $1,142,774        $1,146,067
Gross Profit (1)                  330,072           739,974           857,399           764,851
Net Income                         13,162           461,011           548,071           498,714
Limited Partners'
   Net Income
   Per Unit                           .01               .90              1.06               .97
-----------------------
(1) Total revenues less oil and gas production expenses.






                                              II-B Partnership
                                              ---------------

                                                             2000
                              ------------------------------------------------------------------
                                 First             Second             Third            Fourth
                                Quarter            Quarter           Quarter           Quarter
                              -----------        -----------       -----------       -----------

Total Revenues                  $853,839        $1,022,432        $1,251,513        $1,088,388
Gross Profit (1)                 614,129           785,998         1,038,148           782,416
Net Income                       414,703           620,241           875,072            93,054
Limited Partners'
   Net Income
   Per Unit                         1.08              1.62              2.30               .08



                                                             1999
                              ------------------------------------------------------------------
                                 First             Second             Third            Fourth
                                Quarter            Quarter           Quarter           Quarter
                              -----------        -----------       -----------       -----------

Total Revenues                  $517,543        $  570,566          $815,593        $  821,052
Gross Profit (1)                 244,119           351,968           595,093           573,438
Net Income                        18,813           163,934           387,425           430,156
Limited Partners'
   Net Income
   Per Unit                          .04               .42              1.01              1.12
----------------------
(1) Total revenues less oil and gas production expenses.






                                              II-C Partnership
                                              ----------------

                                                            2000
                              ------------------------------------------------------------------
                                 First             Second             Third            Fourth
                                Quarter            Quarter           Quarter           Quarter
                              -----------        -----------       -----------       -----------

Total Revenues                  $406,599          $464,746          $520,590          $567,903
Gross Profit (1)                 299,641           361,467           427,618           466,642
Net Income                       206,292           282,958           353,916           175,971
Limited Partners'
   Net Income
   Per Unit                         1.18              1.63              2.04               .89



                                                            1999
                              -----------------------------------------------------------------
                                 First             Second             Third            Fourth
                                Quarter            Quarter           Quarter           Quarter
                              -----------        -----------       -----------       -----------

Total Revenues                  $242,182          $284,390          $381,081          $397,934
Gross Profit (1)                 131,018           190,872           289,165           254,210
Net Income                        23,441            95,714           186,969           195,247
Limited Partners'
   Net Income
   Per Unit                          .11               .52              1.06              1.13
----------------------
(1) Total revenues less oil and gas production expenses.






                                              II-D Partnership
                                              ---------------

                                                            2000
                              ------------------------------------------------------------------
                                 First             Second             Third            Fourth
                                Quarter            Quarter           Quarter           Quarter
                              -----------        -----------       -----------       -----------

Total Revenues                  $835,689          $881,896        $1,156,941        $1,432,002
Gross Profit (1)                 607,460           628,198           931,389         1,202,170
Net Income                       422,163           477,620           790,177           889,869
Limited Partners'
   Net Income
   Per Unit                         1.19              1.35              2.24              2.49



                                                            1999
                              -----------------------------------------------------------------
                                 First             Second             Third            Fourth
                                Quarter            Quarter           Quarter           Quarter
                              -----------        -----------       -----------       -----------

Total Revenues                  $508,499          $660,547          $709,002        $  772,543
Gross Profit (1)                 222,950           411,322           516,049           393,487
Net Income                        14,999           215,123           326,092           190,488
Limited Partners'
   Net Income                        .03               .59               .90               .51
   Per Unit
----------------------
(1) Total revenues less oil and gas production expenses.






                                              II-E Partnership
                                              ---------------

                                                            2000
                              ------------------------------------------------------------------
                                 First             Second             Third            Fourth
                                Quarter            Quarter           Quarter           Quarter
                              -----------        -----------       -----------       -----------

Total Revenues                  $516,180          $669,309          $979,150          $754,784
Gross Profit (1)                 396,887           505,407           833,493           604,571
Net Income                       233,825           369,477           685,768           416,391
Limited Partners'
   Net Income
   Per Unit                          .89              1.43              2.66              1.60


                                                            1999
                              ------------------------------------------------------------------
                                 First             Second             Third            Fourth
                                Quarter            Quarter           Quarter           Quarter
                              -----------        -----------       -----------       -----------

Total Revenues                  $331,809          $500,940          $494,676          $521,211
Gross Profit (1)                 184,076           387,467           367,389           351,815
Net Income (Loss)              (   7,580)          207,526           199,290           264,921
Limited Partners'
   Net Income(Loss)
   Per Unit                        ( .05)              .84               .75              1.03
----------------------
(1) Total revenues less oil and gas production expenses.





                                              II-F Partnership
                                              ---------------

                                                            2000
                              ------------------------------------------------------------------
                                 First             Second             Third            Fourth
                                Quarter            Quarter           Quarter           Quarter
                              -----------        -----------       -----------       -----------

Total Revenues                  $519,367          $580,750          $620,485          $690,670
Gross Profit (1)                 404,761           482,599           529,734           581,563
Net Income                       274,730           380,419           425,092           500,539
Limited Partners'
   Net Income
   Per Unit                         1.41              1.97              2.20              2.62



                                                            1999
                              ------------------------------------------------------------------
                                 First             Second             Third            Fourth
                                Quarter            Quarter           Quarter           Quarter
                              -----------        -----------       -----------       -----------

Total Revenues                  $396,908          $378,643          $456,306          $441,717
Gross Profit (1)                 238,907           299,555           361,940           321,825
Net Income                        67,399           168,782           239,154           238,162
Limited Partners'
   Net Income
   Per Unit                          .30               .84              1.22              1.23
----------------------
(1) Total revenues less oil and gas production expenses.







                                              II-G Partnership
                                              ---------------

                                                            2000
                              -----------------------------------------------------------------
                                 First             Second             Third            Fourth
                                Quarter            Quarter           Quarter           Quarter
                              -----------        -----------       -----------       -----------

Total Revenues                $1,065,655         $1,269,929        $1,317,932        $1,468,690
Gross Profit (1)                 820,768          1,057,826         1,123,874         1,234,402
Net Income                       538,443            838,513           898,945         1,062,660
Limited Partners'
   Net Income
   Per Unit                         1.27               2.00              2.15              2.55



                                                            1999
                              -----------------------------------------------------------------
                                 First             Second             Third            Fourth
                                Quarter            Quarter           Quarter           Quarter
                              -----------        -----------       -----------       -----------

Total Revenues                $  857,799         $  856,482        $  892,739        $  938,522
Gross Profit (1)                 520,957            684,529           692,955           681,872
Net Income                       148,296            404,241           432,943           496,574
Limited Partners'
   Net Income
   Per Unit                          .35               1.02              1.09              1.25
----------------------
(1) Total revenues less oil and gas production expenses.







                                              II-H Partnership
                                              ---------------

                                                            2000
                              -----------------------------------------------------------------
                                 First             Second             Third            Fourth
                                Quarter            Quarter           Quarter           Quarter
                              -----------        -----------       -----------       -----------

Total Revenues                  $228,423          $317,504          $314,324          $349,821
Gross Profit (1)                 170,102           265,369           267,339           293,308
Net Income                       102,747           211,950           212,628           251,137
Limited Partners'
   Net Income
   Per Unit                         1.05              2.18              2.20              2.45



                                                            1999
                              ------------------------------------------------------------------
                                 First             Second             Third            Fourth
                                Quarter            Quarter           Quarter           Quarter
                              -----------        -----------       -----------       -----------

Total Revenues                  $199,439          $199,466          $223,091          $218,965
Gross Profit (1)                 119,398           157,922           174,149           156,834
Net Income                        31,921            90,378           111,719           108,940
Limited Partners'
   Net Income
   Per Unit                          .31               .92              1.14              1.12
----------------------
(1) Total revenues less oil and gas production expenses.


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

*23.5 Consent of Ryder Scott Company L.P. for Geodyne Energy Income Limited Partnership II-E.

*23.6 Consent of Ryder Scott Company L.P. for Geodyne Energy Income Limited Partnership II-F.

*23.7 Consent of Ryder Scott Company L.P. for Geodyne Energy Income Limited Partnership II-G.

*23.8 Consent of Ryder Scott Company L.P. for Geodyne Energy Income Limited Partnership II-H.

            All other Exhibits are omitted as inapplicable.

      ----------

      * Filed herewith.