Form 10-Q
period 2001-03-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP II A; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-E; GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-G; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-H
filed 2001-05-11
CIK 824894, 826345, 833054, 833526, 842881, 850506, 851724, 854062

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2001

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



                                II-A  73-1295505 II-B 73-1303341
                                II-C  73-1308986 II-D 73-1329761
                                II-E  73-1324751 II-F 73-1330632
         Oklahoma               II-G  73-1336572 II-H 73-1342476
----------------------------    --------------------------------
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                      Number)
     organization)


   Two West Second Street, Tulsa, Oklahoma              74103
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

                        Yes     X               No
                            ------                    ------

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                March 31,      December 31,
                                                  2001             2000
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $1,063,778       $1,070,734
   Accounts receivable:
      Oil and gas sales                           946,279        1,042,022
                                               ----------       ----------
        Total current assets                   $2,010,057       $2,112,756

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                2,846,495        2,827,525

DEFERRED CHARGE                                   813,560          813,560
                                               ----------       ----------
                                               $5,670,112       $5,753,841
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   84,978       $  169,414
   Gas imbalance payable                           92,583          103,856
                                               ----------       ----------
        Total current liabilities              $  177,561       $  273,270

ACCRUED LIABILITY                              $  242,152       $  252,704

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  332,597)     ($  333,839)
   Limited Partners, issued and
      outstanding, 484,283 units                5,582,996        5,561,706
                                               ----------       ----------
        Total Partners' capital                $5,250,399       $5,227,867
                                               ----------       ----------
                                               $5,670,112       $5,753,841
                                               ==========       ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                 2001              2000
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,686,111        $1,239,736
   Interest income                                12,024             7,935
   Gain on sale of oil and gas
      properties                                   3,234                 -
                                              ----------        ----------
                                              $1,701,369        $1,247,671

COSTS AND EXPENSES:
   Lease operating                            $  244,235        $  317,978
   Production tax                                110,391            59,884
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  80,099           134,920
   General and administrative
      (Note 2)                                   151,082           173,088
                                              ----------        ----------
                                              $  585,807        $  685,870
                                              ----------        ----------

NET INCOME                                    $1,115,562        $  561,801
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  117,272        $   67,529
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  998,290        $  494,272
                                              ==========        ==========
NET INCOME per unit                           $     2.06        $     1.02
                                              ==========        ==========
UNITS OUTSTANDING                                484,283           484,283
                                              ==========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)
                                                   2001             2000
                                               ------------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,115,562        $561,801
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  80,099         134,920
      Gain on sale of oil and gas
        properties                             (     3,234)              -
      (Increase) decrease in accounts
        receivable - oil and gas sales              95,743       (  67,512)
      Decrease in accounts payable             (    84,436)      (  24,384)
      Decrease in gas imbalance
        payable                                (    11,273)              -
      Decrease in accrued liability            (    10,552)              -
                                                ----------        --------
Net cash provided by operating
   activities                                   $1,181,909        $604,825
                                                ----------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   99,069)      ($ 40,708)
   Proceeds from sale of oil and
      gas properties                                 3,234               -
                                                ----------        --------
Net cash used by investing activities          ($   95,835)      ($ 40,708)
                                                ----------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($1,093,030)      ($646,369)
                                                ----------        --------
Net cash used by financing activities          ($1,093,030)      ($646,369)
                                                ----------        --------
NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($    6,956)      ($ 82,252)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           1,070,734         723,978
                                                ----------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $1,063,778        $641,726
                                                ==========        ========





         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 2001              2000
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  648,612        $  714,162
   Accounts receivable:
      Oil and gas sales                          700,944           728,372
                                              ----------        ----------
        Total current assets                  $1,349,556        $1,442,534

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,702,652         1,530,002

DEFERRED CHARGE                                  204,209           204,209
                                              ----------        ----------
                                              $3,256,417        $3,176,745
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   52,442        $  128,102
   Gas imbalance payable                          17,720            17,720
                                              ----------        ----------
        Total current liabilities             $   70,162        $  145,822

ACCRUED LIABILITY                             $   87,878        $   87,878

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  263,278)      ($  269,807)
   Limited Partners, issued and
      outstanding, 361,719 units               3,361,655         3,212,852
                                              ----------        ----------
        Total Partners' capital               $3,098,377        $2,943,045
                                              ----------        ----------
                                              $3,256,417        $3,176,745
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                2001              2000
                                             ----------         --------

REVENUES:
   Oil and gas sales                         $1,329,368         $849,518
   Interest income                                7,146            4,321
                                             ----------         --------
                                             $1,336,514         $853,839

COSTS AND EXPENSES:
   Lease operating                           $  150,280         $199,919
   Production tax                                76,998           39,791
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 47,653           70,152
   General and administrative
      (Note 2)                                  116,719          129,274
                                             ----------         --------
                                             $  391,650         $439,136
                                             ----------         --------

NET INCOME                                   $  944,864         $414,703
                                             ==========         ========
GENERAL PARTNER - NET INCOME                 $   98,061         $ 23,325
                                             ==========         ========
LIMITED PARTNERS - NET INCOME                $  846,803         $391,378
                                             ==========         ========
NET INCOME per unit                          $     2.34         $   1.08
                                             ==========         ========
UNITS OUTSTANDING                               361,719          361,719
                                             ==========         ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                     2001           2000
                                                   --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                      $944,864       $414,703
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                   47,653         70,152
      (Increase) decrease in accounts
        receivable - oil and gas sales               27,428      (  20,170)
      Decrease in accounts payable                (  75,660)     (  21,926)
                                                   --------       --------
Net cash provided by operating
   activities                                      $944,285       $442,759
                                                   --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                           ($220,303)     ($ 53,112)
                                                   --------       --------
Net cash used by investing activities             ($220,303)     ($ 53,112)
                                                   --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                             ($789,532)     ($373,391)
                                                   --------       --------
Net cash used by financing activities             ($789,532)     ($373,391)
                                                   --------       --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                               ($ 65,550)      $ 16,256

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              714,162        372,838
                                                   --------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                   $648,612       $389,094
                                                   ========       ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                March 31,      December 31,
                                                  2001            2000
                                              -----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  384,054       $  412,356
   Accounts receivable:
      Oil and gas sales                           322,307          350,577
                                               ----------       ----------
        Total current assets                   $  706,361       $  762,933

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  887,672          878,906

DEFERRED CHARGE                                   130,095          130,095
                                               ----------       ----------
                                               $1,724,128       $1,771,934
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   24,678       $   21,688
   Gas imbalance payable                           15,380           15,380
                                               ----------       ----------
        Total current liabilities              $   40,058       $   37,068

ACCRUED LIABILITY                              $   43,301       $   54,138

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  111,647)     ($  105,478)
   Limited Partners, issued and
      outstanding, 154,621 units                1,752,416        1,786,206
                                               ----------       ----------
        Total Partners' capital                $1,640,769       $1,680,728
                                               ----------       ----------
                                               $1,724,128       $1,771,934
                                               ==========       ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                2001              2000
                                              --------          --------

REVENUES:
   Oil and gas sales                          $597,276          $404,217
   Interest income                               4,275             2,382
                                              --------          --------
                                              $601,551          $406,599

COSTS AND EXPENSES:
   Lease operating                            $ 74,742          $ 85,031
   Production tax                               41,477            21,927
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                24,362            38,068
   General and administrative
      (Note 2)                                  58,776            55,281
                                              --------          --------
                                              $199,357          $200,307
                                              --------          --------

NET INCOME                                    $402,194          $206,292
                                              ========          ========
GENERAL PARTNER - NET INCOME                  $ 41,984          $ 23,817
                                              ========          ========
LIMITED PARTNERS - NET INCOME                 $360,210          $182,475
                                              ========          ========
NET INCOME per unit                           $   2.33          $   1.18
                                              ========          ========
UNITS OUTSTANDING                              154,621           154,621
                                              ========          ========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)
                                                  2001              2000
                                                --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $402,194          $206,292
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                24,362            38,068
      Decrease in accounts receivable -
        oil and gas sales                         28,270             2,413
      Increase (decrease) in accounts
        payable                                    2,990         (   9,496)
      Decrease in accrued liability            (  10,837)                -
                                                --------          --------
Net cash provided by operating
   activities                                   $446,979          $237,277
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 33,128)        ($ 22,654)
                                                --------          --------
Net cash used by investing activities          ($ 33,128)        ($ 22,654)
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($442,153)        ($209,263)
                                                --------          --------
Net cash used by financing activities          ($442,153)        ($209,263)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 28,302)         $  5,360

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           412,356           204,820
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $384,054          $210,180
                                                ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 2001              2000
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  909,004        $1,432,990
   Accounts receivable:
      Oil and gas sales                          705,721           703,180
                                              ----------        ----------
        Total current assets                  $1,614,725        $2,136,170

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,717,358         1,737,343

DEFERRED CHARGE                                  397,689           397,689
                                              ----------        ----------
                                              $3,729,772        $4,271,202
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   56,742        $   54,672
   Gas imbalance payable                          74,121            74,121
                                              ----------        ----------
        Total current liabilities             $  130,863        $  128,793

ACCRUED LIABILITY                             $  141,521        $  154,927

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  223,394)      ($  180,437)
   Limited Partners, issued and
      outstanding, 314,878 units               3,680,782         4,167,919
                                              ----------        ----------
        Total Partners' capital               $3,457,388        $3,987,482
                                              ----------        ----------
                                              $3,729,772        $4,271,202
                                              ==========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                 2001             2000
                                              ----------        --------

REVENUES:
   Oil and gas sales                          $1,325,576        $832,083
   Interest income                                14,127           6,080
   Loss on sale of oil and gas
      properties                                       -       (   2,474)
                                              ----------        --------
                                              $1,339,703        $835,689

COSTS AND EXPENSES:
   Lease operating                            $  161,952        $177,903
   Production tax                                 94,077          50,326
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  48,906          72,748
   General and administrative
      (Note 2)                                   103,821         112,549
                                              ----------        --------
                                              $  408,756        $413,526
                                              ----------        --------

NET INCOME                                    $  930,947        $422,163
                                              ==========        ========
GENERAL PARTNER - NET INCOME                  $   96,084        $ 48,156
                                              ==========        ========
LIMITED PARTNERS - NET INCOME                 $  834,863        $374,007
                                              ==========        ========
NET INCOME per unit                           $     2.65        $   1.19
                                              ==========        ========
UNITS OUTSTANDING                                314,878         314,878
                                              ==========        ========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)
                                                    2001            2000
                                                 ----------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $  930,947       $422,163
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                   48,906         72,748
      Loss on sale of oil and gas
        properties                                        -          2,474
      Increase in accounts receivable -
        oil and gas sales                       (     2,541)     (  52,257)
      Increase (decrease) in accounts
        payable                                       2,070      (  16,399)
      Decrease in accrued liability             (    13,406)             -
                                                 ----------       --------
Net cash provided by operating
   activities                                    $  965,976       $428,729
                                                 ----------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($   28,921)     ($     81)
                                                 ----------       --------
Net cash used by investing activities           ($   28,921)     ($     81)
                                                 ----------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($1,461,041)     ($486,041)
                                                 ----------       --------
Net cash used by financing activities           ($1,461,041)     ($486,041)
                                                 ----------       --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                  ($  523,986)     ($ 57,393)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            1,432,990        547,528
                                                 ----------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $  909,004       $490,135
                                                 ==========       ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 2001              2000
                                              ----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  674,771        $  511,025
   Accounts receivable:
      Oil and gas sales                          492,365           541,215
                                              ----------        ----------
        Total current assets                  $1,167,136        $1,052,240

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,613,292         1,652,204

DEFERRED CHARGE                                  204,138           204,138
                                              ----------        ----------
                                              $2,984,566        $2,908,582
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   30,084        $   29,489
   Gas imbalance payable                          22,545            22,545
                                              ----------        ----------
        Total current liabilities             $   52,629        $   52,034

ACCRUED LIABILITY                             $   35,904        $   35,904

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  138,415)      ($  133,047)
   Limited Partners, issued and
      outstanding, 228,821 units               3,034,448         2,953,691
                                              ----------        ----------
        Total Partners' capital               $2,896,033        $2,820,644
                                              ----------        ----------
                                              $2,984,566        $2,908,582
                                              ==========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                2001              2000
                                              --------          --------

REVENUES:
   Oil and gas sales                          $933,005          $509,305
   Interest income                               6,038             4,898
   Gain (loss) on sale of oil and
      gas properties                         (      75)            1,977
                                              --------          --------
                                              $938,968          $516,180

COSTS AND EXPENSES:
   Lease operating                            $104,042          $ 96,208
   Production tax                               71,548            23,085
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                45,759            81,262
   General and administrative
      (Note 2)                                  79,540            81,800
                                              --------          --------
                                              $300,889          $282,355
                                              --------          --------

NET INCOME                                    $638,079          $233,825
                                              ========          ========
GENERAL PARTNER - NET INCOME                  $ 67,322          $ 30,206
                                              ========          ========
LIMITED PARTNERS - NET INCOME                 $570,757          $203,619
                                              ========          ========
NET INCOME per unit                           $   2.49          $    .89
                                              ========          ========
UNITS OUTSTANDING                              228,821           228,821
                                              ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                   2001             2000
                                                 --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $638,079         $233,825
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 45,759           81,262
      (Gain) loss on sale of oil and
        gas properties                                 75        (   1,977)
      (Increase) decrease in accounts
        receivable - oil and gas sales             48,850        (  21,152)
      Increase in accounts receivable -
        General Partner                                 -        (   3,500)
      Increase (decrease) in accounts
        payable                                       595        (  17,002)
      Decrease in gas imbalance payable                 -        ( 113,594)
                                                 --------         --------
Net cash provided by operating
   activities                                    $733,358         $157,862
                                                 --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($  6,922)       ($  1,392)
   Proceeds from sale of oil and
      gas properties                                    -            5,886
                                                 --------         --------
Net cash provided (used) by
   investing activities                         ($  6,922)        $  4,494
                                                 --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($562,690)       ($302,519)
                                                 --------         --------
Net cash used by financing activities           ($562,690)       ($302,519)
                                                 --------         --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                              $163,746        ($140,163)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            511,025          450,833
                                                 --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $674,771         $310,670
                                                 ========         ========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                March 31,      December 31,
                                                  2001             2000
                                               ----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  559,338       $  441,154
   Accounts receivable:
      Oil and gas sales                           403,839          440,181
                                               ----------       ----------
        Total current assets                   $  963,177       $  881,335

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,592,078        1,597,803

DEFERRED CHARGE                                    34,659           34,659
                                               ----------       ----------
                                               $2,589,914       $2,513,797
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   24,631       $   21,902
   Gas imbalance payable                            7,439            7,439
                                               ----------       ----------
        Total current liabilities              $   32,070       $   29,341

ACCRUED LIABILITY                              $   12,341       $   12,341

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  105,607)     ($  101,577)
   Limited Partners, issued and
      outstanding, 171,400 units                2,651,110        2,573,692
                                               ----------       ----------
        Total Partners' capital                $2,545,503       $2,472,115
                                               ----------       ----------
                                               $2,589,914       $2,513,797
                                               ==========       ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                  2001              2000
                                                --------          --------

REVENUES:
   Oil and gas sales                            $820,886          $507,658
   Interest income                                 5,075             3,154
   Gain (loss) on sale of oil and
      gas properties                           (     184)            8,555
                                                --------          --------
                                                $825,777          $519,367

COSTS AND EXPENSES:
   Lease operating                              $ 82,775          $ 87,404
   Production tax                                 54,561            27,202
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  52,067            68,750
   General and administrative
      (Note 2)                                    63,489            61,281
                                                --------          --------
                                                $252,892          $244,637
                                                --------          --------

NET INCOME                                      $572,885          $274,730
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 61,467          $ 33,345
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $511,418          $241,385
                                                ========          ========
NET INCOME per unit                             $   2.98          $   1.41
                                                ========          ========
UNITS OUTSTANDING                                171,400           171,400
                                                ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                  2001              2000
                                                --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $572,885          $274,730
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                52,067            68,750
      (Gain) loss on sale of oil and
        gas properties                               184         (   8,555)
      (Increase) decrease in accounts
        receivable - oil and gas sales            36,342         (  21,394)
      Increase in accounts receivable -
        General Partner                                -         (   8,555)
      Increase (decrease) in accounts
        payable                                    2,729         (     829)
                                                --------          --------
Net cash provided by operating
   activities                                   $664,207          $304,147
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 46,526)        ($  3,716)
   Proceeds from sale of oil and
      gas properties                                   -             8,555
                                                --------          --------
Net cash provided (used) by
   investing activities                        ($ 46,526)         $  4,839
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($499,497)        ($295,239)
                                                --------          --------
Net cash used by financing activities          ($499,497)        ($295,239)
                                                --------          --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $118,184          $ 13,747

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           441,154           280,098
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $559,338          $293,845
                                                ========          ========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                March 31,      December 31,
                                                  2001             2000
                                               ----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $1,197,981       $  934,304
   Accounts receivable:
      Oil and gas sales                           857,309          935,211
                                               ----------       ----------
        Total current assets                   $2,055,290       $1,869,515

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                3,430,549        3,439,338

DEFERRED CHARGE                                    76,673           76,673
                                               ----------       ----------
                                               $5,562,512       $5,385,526
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   52,819       $   47,021
   Gas imbalance payable                           16,142           16,142
                                               ----------       ----------
        Total current liabilities              $   68,961       $   63,163

ACCRUED LIABILITY                              $   31,272       $   31,272

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  221,511)     ($  212,913)
   Limited Partners, issued and
      outstanding, 372,189 units                5,683,790        5,504,004
                                               ----------       ----------
        Total Partners' capital                $5,462,279       $5,291,091
                                               ----------       ----------
                                               $5,562,512       $5,385,526
                                               ==========       ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                 2001              2000
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,744,050        $1,040,439
   Interest income                                10,878             7,327
   Gain (loss) on sale of oil and
      gas properties                         (       385)           17,889
                                              ----------        ----------
                                              $1,754,543        $1,065,655

COSTS AND EXPENSES:
   Lease operating                            $  176,803        $  187,170
   Production tax                                116,177            57,717
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 111,048           149,290
   General and administrative
      (Note 2)                                   119,746           133,035
                                              ----------        ----------
                                              $  523,774        $  527,212
                                              ----------        ----------

NET INCOME                                    $1,230,769        $  538,443
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  131,983        $   66,548
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,098,786        $  471,895
                                              ==========        ==========
NET INCOME per unit                           $     2.95        $     1.27
                                              ==========        ==========
UNITS OUTSTANDING                                372,189           372,189
                                              ==========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                  2001              2000
                                               ----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $1,230,769         $538,443
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                111,048          149,290
      (Gain) loss on sale of oil and
        gas properties                                385        (  17,889)
      (Increase) decrease in accounts
        receivable - oil and gas sales             77,902        (  13,493)
      Increase in accounts receivable -
        General Partner                                 -        (  17,889)
      Increase (decrease) in accounts
        payable                                     5,798        (   1,722)
                                               ----------         --------
Net cash provided by operating
   activities                                  $1,425,902         $636,740
                                               ----------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($  102,644)       ($  7,813)
   Proceeds from sale of oil and
      gas properties                                    -           17,889
                                               ----------         --------
Net cash provided (used) by
   investing activities                       ($  102,644)        $ 10,076
                                               ----------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($1,059,581)       ($626,473)
                                               ----------         --------
Net cash used by financing
   activities                                 ($1,059,581)       ($626,473)
                                               ----------         --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                 $  263,677         $ 20,343

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            934,304          633,816
                                               ----------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $1,197,981         $654,159
                                               ==========         ========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                March 31,      December 31,
                                                  2001             2000
                                               ----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  272,098       $  229,651
   Accounts receivable:
      Oil and gas sales                           204,116          223,004
                                               ----------       ----------
        Total current assets                   $  476,214       $  452,655

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  807,767          807,844

DEFERRED CHARGE                                    17,788           17,788
                                               ----------       ----------
                                               $1,301,769       $1,278,287
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   12,794       $   11,405
   Gas imbalance payable                            3,993            3,993
                                               ----------       ----------
        Total current liabilities              $   16,787       $   15,398

ACCRUED LIABILITY                              $    6,007       $    6,007

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   56,693)     ($   54,632)
   Limited Partners, issued and
      outstanding, 91,711 units                 1,335,668        1,311,514
                                               ----------       ----------
        Total Partners' capital                $1,278,975       $1,256,882
                                               ----------       ----------
                                               $1,301,769       $1,278,287
                                               ==========       ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                  2001              2000
                                                --------          --------

REVENUES:
   Oil and gas sales                            $415,361          $222,609
   Interest income                                 2,540             1,676
   Gain (loss) on sale of oil and
      gas properties                           (      89)            4,138
                                                --------          --------
                                                $417,812          $228,423

COSTS AND EXPENSES:
   Lease operating                              $ 42,525          $ 45,307
   Production tax                                 27,834            13,014
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  26,030            34,596
   General and administrative
      (Note 2)                                    41,153            32,759
                                                --------          --------
                                                $137,542          $125,676
                                                --------          --------

NET INCOME                                      $280,270          $102,747
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 30,116          $  6,437
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $250,154          $ 96,310
                                                ========          ========
NET INCOME per unit                             $   2.73          $   1.05
                                                ========          ========
UNITS OUTSTANDING                                 91,711            91,711
                                                ========          ========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                  2001               2000
                                                --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $280,270           $102,747
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                26,030             34,596
      (Gain) loss on sale of oil and
        gas properties                                89          (   4,138)
      Decrease in accounts receivable -
        oil and gas sales                         18,888             11,545
      Increase in accounts receivable -
        General Partner                                -          (   4,138)
      Increase (decrease) in accounts
        payable                                    1,389          (     435)
                                                --------           --------
Net cash provided by operating
   activities                                   $326,666           $140,177
                                                --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 26,042)         ($  1,825)
   Proceeds from sale of oil and
      gas properties                                   -              4,138
                                                --------           --------
Net cash provided (used) by investing
   activities                                  ($ 26,042)          $  2,313
                                                --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($258,177)         ($136,210)
                                                --------           --------
Net cash used by financing activities          ($258,177)         ($136,210)
                                                --------           --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $ 42,447           $  6,280

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           229,651            147,018
                                                --------           --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $272,098           $153,298
                                                ========           ========


         The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
             CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of March 31, 2001, combined statements of operations for the three months ended March 31, 2001 and 2000, and combined statements of cash flows for the three months ended March 31, 2001 and 2000 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a
      "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at March 31, 2001, the combined results of operations for the three months ended March 31, 2001 and 2000, and the combined cash flows for the three months ended March 31, 2001 and 2000.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2000. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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

2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended March 31, 2001, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                 Direct General          Administrative
            Partnership        and Administrative           Overhead
            -----------        ------------------        ---------------
               II-A                 $ 23,639                 $127,443
               II-B                   21,529                   95,190
               II-C                   18,087                   40,689
               II-D                   20,958                   82,863
               II-E                   19,324                   60,216
               II-F                   18,384                   45,105
               II-G                   21,802                   97,944
               II-H                   17,018                   24,135

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 2001 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures for new wells or well recompletion or workovers, however, may reduce or eliminate cash available for a particular quarterly distribution. During the three months ended March 31, 2001, capital expenditures for the II-A, II-B, and II-C Partnerships totaled $99,069, $220,303, and $33,128, respectively. These expenditures were primarily due to the drilling of three developmental wells located in Kern County, California. The II-A, II-B, and II-C Partnerships own working interests of 3.9%, 16.2%, and 2.4%, respectively, in these wells.

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

      II-A PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                   2001              2000
                                                ----------       ----------
      Oil and gas sales                         $1,686,111       $1,239,736
      Oil and gas production expenses           $  354,626       $  377,862
      Barrels produced                              18,727           21,752
      Mcf produced                                 180,685          274,250
      Average price/Bbl                         $    26.76       $    25.50
      Average price/Mcf                         $     6.56       $     2.50

      As shown in the table above, total oil and gas sales increased $446,375 (36.0%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Of this increase, approximately $734,000 was related to an increase in the average price of gas sold. This increase was partially offset by decreases of approximately $77,000 and $234,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 3,025 barrels and 93,565 Mcf, respectively, for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The decrease in volumes of oil sold was primarily due to a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended March 31, 2000 and normal declines in production. The decrease in volumes of gas sold was primarily due to a negative gas balancing adjustment on another significant well during the three months ended March 31, 2001 and normal declines in production. Average oil and gas prices increased to $26.76 per barrel and $6.56 per Mcf, respectively, for the three months ended March 31, 2001 from $25.50 per barrel and $2.50 per Mcf, respectively, for the three months ended March 31, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $23,236 (6.1%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This decrease was primarily due to (i) surface repair and maintenance expenses incurred on one significant well during the three months ended March 31, 2000, (ii) positive prior period lease operating expense adjustments made by the operator on two significant wells during the three months ended March 31, 2000, and (iii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold. These decreases were partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 21.0% for the three months ended March 31, 2001 from 30.5% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $54,821 (40.6%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This decrease was primarily due to the decreases in volumes of oil and gas sold and upward revisions in the estimates of remaining gas reserves at December 31, 2000. As a percentage of oil and gas sales, this expense decreased to 4.8% for the three months ended March 31, 2001 from 10.9% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $22,006 (12.7%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This decrease was primarily due to a change in allocation of audit fees among the II-A Partnership and other affiliated partnerships. As a percentage of oil and gas sales, these expenses decreased to 9.0% for the three months ended March 31, 2001 from 14.0% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through March 31, 2001 totaling $51,740,357 or 106.84% of the Limited Partners' capital contributions.

      II-B PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

                                              Three Months Ended March 31,
                                              ----------------------------
                                                   2001              2000
                                                ----------         --------
      Oil and gas sales                         $1,329,368         $849,518
      Oil and gas production expenses           $  227,278         $239,710
      Barrels produced                              14,091           14,891
      Mcf produced                                 144,187          195,055
      Average price/Bbl                         $    26.22         $  25.43
      Average price/Mcf                         $     6.66         $   2.41

      As shown in the table above, total oil and gas sales increased $479,850 (56.5%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Of this increase, approximately $612,000 was related to an increase in the average price of gas sold. This increase was partially offset by a decrease of approximately $123,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 800 barrels and 50,868 Mcf, respectively, for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The decrease in volumes of gas sold was primarily due to (i) the shutting-in of two significant wells during the three months ended March 31, 2001 in order to perform repairs, (ii) the shutting-in of another significant well during the three months ended March 31, 2001 due to low well pressure, and (iii) normal declines in production. Average oil and gas prices increased to $26.22 per barrel and $6.66 per Mcf, respectively, for the three months ended March 31, 2001 from $25.43 per barrel and $2.41 per Mcf, respectively, for the three months ended March 31, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $12,432 (5.2%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, (ii) a decrease in lease operating environmental expenses on a waterflood unit during the three months ended March 31, 2001 as compared to the three months ended March 31, 2000, and (iii) a negative prior period lease operating expense adjustment made by the operator on one significant well during the three months ended March 31, 2001. These decreases were partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 17.1% for the three months ended March 31, 2001 from 28.2% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $22,499 (32.1%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 3.6% for the three months ended March 31, 2001 from 8.3% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $12,555 (9.7%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. As a percentage of oil and gas sales, these expenses decreased to 8.8% for the three months ended March 31, 2001 from 15.2% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through March 31, 2001 totaling $37,703,916 or 104.24% of the Limited Partners' capital contributions.

      II-C PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    2001             2000
                                                  --------         --------
      Oil and gas sales                           $597,276         $404,217
      Oil and gas production expenses             $116,219         $106,958
      Barrels produced                               4,069            4,495
      Mcf produced                                  74,354          114,902
      Average price/Bbl                           $  25.96         $  26.20
      Average price/Mcf                           $   6.61         $   2.49

      As shown in the table above, total oil and gas sales increased $193,059 (47.8%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Of this increase, approximately $306,000 was related to an increase in the average price of gas sold. This increase was partially offset by a decrease of approximately $101,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 426 barrels and 40,548 Mcf, respectively, for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The decrease in volumes of gas sold was primarily due to (i) a negative gas balancing adjustment on one significant well during the three months ended March 31, 2001, (ii) the shutting-in of another significant well during the three months ended March 31, 2001 due to low well pressure, and (iii) normal declines in production. Average oil prices decreased to $25.96 per barrel for the three months ended March 31, 2001 from $26.20 per barrel for the three months ended March 31, 2000. Average gas prices increased to $6.61 per Mcf for the three months ended March 31, 2001 from $2.49 per Mcf for the three months ended March 31, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $9,261 (8.7%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. As a percentage of oil and gas sales, these expenses decreased to 19.5% for the three months ended March 31, 2001 from 26.5% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $13,706 (36.0%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 4.1% for the three months ended March 31, 2001 from 9.4% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      General and administrative expenses increased $3,495 (6.3%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. As a percentage of oil and gas sales, these expenses decreased to 9.8% for the three months ended March 31, 2001 from 13.7% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through March 31, 2001 totaling $17,197,686 or 111.22% of the Limited Partners' capital contributions.

      II-D PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   2001              2000
                                                ----------         --------
      Oil and gas sales                         $1,325,576         $832,083
      Oil and gas production expenses           $  256,029         $228,229
      Barrels produced                               5,062            7,425
      Mcf produced                                 182,264          250,374
      Average price/Bbl                         $    26.13         $  27.36
      Average price/Mcf                         $     6.55         $   2.51

      As shown in the table above, total oil and gas sales increased $493,493 (59.3%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Of this increase, approximately $735,000 was related to an increase in the average price of gas sold. This increase was partially offset by decreases of approximately $65,000 and $171,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 2,363 barrels and 68,110 Mcf, respectively, for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The decrease in volumes of oil sold was primarily due to the sale of one significant well during late 2000 and a positive prior period volume adjustment made by the purchaser on another significant well during the three months ended March 31, 2000. These decreases were partially offset by a negative prior period volume adjustment made by the operator on another significant well during the three months ended March 31, 2000. The decrease in volumes of gas sold was primarily due to (i) a negative gas balancing adjustment on one significant well during the three months ended March 31, 2001, (ii) the II-D partnership's receipt of an increased percentage of sales on one significant well during the three months ended March 31, 2000 due to gas balancing, and (iii) normal declines in production. Average oil prices decreased to $26.13 per barrel for the three months ended March 31, 2001 from $27.36 per barrel for the three months ended March 31, 2000. Average gas prices increased to $6.55 per Mcf for the three months ended March 31, 2001 from $2.51 per Mcf for the three months ended March 31, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $27,800 (12.2%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales and workover expenses incurred on two significant wells during the three months ended March 31, 2001 in order to improve the recovery of reserves. These increases were partially offset by (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold and (ii) negative prior period lease operating expense adjustments made by the operator on several wells during the three months ended March 31, 2001. As a percentage of oil and gas sales, these expenses decreased to 19.3% for the three months ended March 31, 2001 from 27.4% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $23,842 (32.8%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This decrease was primarily due to the decrease in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 3.7% for the three months ended March 31, 2001 from 8.7% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      General and administrative expenses decreased $8,728 (7.8%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. As a percentage of oil and gas sales, these expenses decreased to 7.8% for the three months ended March 31, 2001 from 13.5% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through March 31, 2001 totaling $35,186,903 or 111.75% of the Limited Partners' capital contributions.

      II-E PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                  2001               2000
                                                --------           --------
      Oil and gas sales                         $933,005           $509,305
      Oil and gas production expenses           $175,590           $119,293
      Barrels produced                             5,661              7,222
      Mcf produced                               115,246            159,822
      Average price/Bbl                         $  28.12           $  28.92
      Average price/Mcf                         $   6.71           $   1.88

      As shown in the table above, total oil and gas sales increased $423,700 (83.2%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Of this increase, approximately $557,000 was related to an increase in the average price of gas sold. This increase was partially offset by decreases of approximately $45,000 and $84,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 1,561 barrels and 44,576 Mcf, respectively, for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The decrease in volumes of oil sold was primarily due to (i) the sale of one significant well during late 2000, (ii) a positive prior period volume adjustment made by the purchaser on another significant well during the three months ended March 31, 2000, and (iii) normal declines in production. These decreases were partially offset by a negative prior period volume adjustment made by the purchaser on one significant well during the three months ended March 31, 2000. The decrease in volumes of gas sold was primarily due to normal declines in production and a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended March 31, 2000. Average oil prices decreased to $28.12 per barrel for the three months ended March 31, 2001 from $28.92 per barrel for the three months ended March 31,

      2000. Average gas prices increased to $6.71 per Mcf for the three months ended March 31, 2001 from $1.88 per Mcf for the three months ended March 31, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $56,297 (47.2%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 18.8% for the three months ended March 31, 2001 from 23.4% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $35,503 (43.7%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This decrease was primarily due to the decreases in volumes of oil and gas sold and upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. As a percentage of oil and gas sales, this expense decreased to 4.9% for the three months ended March 31, 2001 from 16.0% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $2,260 (2.8%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. As a percentage of oil and gas sales, these expenses decreased to 8.5% for the three months ended March 31, 2001 from 16.1% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2001  totaling   $25,266,574  or  110.42%  of  Limited  Partners'  capital
      contributions.

      II-F PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                  2001               2000
                                                --------           --------
      Oil and gas sales                         $820,886           $507,658
      Oil and gas production expenses           $137,336           $114,606
      Barrels produced                             6,690              7,841
      Mcf produced                               110,052            143,045
      Average price/Bbl                         $  28.05           $  27.32
      Average price/Mcf                         $   5.75           $   2.05

      As shown in the table above, total oil and gas sales increased $313,228 (61.7%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Of this increase, approximately $408,000 was related to an increase in the average price of gas sold. This increase was partially offset by decreases of approximately $31,000 and $68,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 1,151 barrels and 32,993 Mcf, respectively, for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The decrease in volumes of oil sold was primarily due to the sale of several wells during 2000 and normal declines in production. This decrease was partially offset by a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended March 31, 2001. The decrease in volumes of gas sold was primarily due to positive prior period volume adjustments made by the purchaser on two significant wells during the three months ended March 31, 2000 and normal declines in production. Average oil and gas prices increased to $28.05 per barrel and $5.75 per Mcf, respectively, for the three months ended March 31, 2001 from $27.32 per barrel and $2.05 per Mcf, respectively, for the three months ended March 31, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $22,730 (19.8%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 16.7% for the three months ended March 31, 2001 from 22.6% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $16,683 (24.3%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This decrease was primarily due to the decreases in volumes of oil and gas sold and upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. As a percentage of oil and gas sales, this expense decreased to 6.3% for the three months ended March 31, 2001 from 13.5% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,208 (3.6%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. As a percentage of oil and gas sales, these expenses decreased to 7.7% for the three months ended March 31, 2001 from 12.1% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2001  totaling   $19,474,051  or  113.62%  of  Limited  Partners'  capital
      contributions.

      II-G PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   2001             2000
                                                ----------       ----------
      Oil and gas sales                         $1,744,050       $1,040,439
      Oil and gas production expenses           $  292,980       $  244,887
      Barrels produced                              14,016           16,431
      Mcf produced                                 234,700          310,428
      Average price/Bbl                         $    28.05       $    27.33
      Average price/Mcf                         $     5.76       $     1.91

      As shown in the table above, total oil and gas sales increased $703,611 (67.6%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Of this increase, approximately $904,000 was related to an increase in the average prices of gas sold. This increase was partially offset by a decrease of approximately $144,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 2,415 barrels and 75,728 Mcf, respectively, for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The decrease in volumes of oil sold was primarily due to the sale of several wells during 2000 and normal declines in production. This decrease was partially offset by a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended March 31, 2001. The decrease in volumes of gas sold was primarily due to positive prior period volume adjustments made by the purchaser on two significant wells during the three months ended March 31, 2000 and normal declines in production. Average oil and gas prices increased to $28.05 per barrel and $5.76 per Mcf, respectively, for the three months ended March 31, 2001 from $27.33 per barrel and $1.91 per Mcf, respectively, for the three months ended March 31, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $48,093 (19.6%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 16.8% for the three months ended March 31, 2001 from 23.5% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $38,242 (25.6%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This decrease was primarily due to the decreases in volumes of oil and gas sold and upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. As a percentage of oil and gas sales, this expense decreased to 6.4% for the three months ended March 31, 2001 from 14.3% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $13,289 (10.0%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This decrease was primarily due to a change in allocation of audit fees among the II-G Partnership and other affiliated partnerships. As a percentage of oil and gas sales, these expenses decreased to 6.9% for the three months ended March 31, 2001 from 12.8% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2001  totaling   $40,382,371  or  108.50%  of  Limited  Partners'  capital
      contributions.

      II-H PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                  2001               2000
                                                --------           --------
      Oil and gas sales                         $415,361           $222,609
      Oil and gas production expenses           $ 70,359           $ 58,321
      Barrels produced                             3,258              3,831
      Mcf produced                                56,266             72,673
      Average price/Bbl                         $  28.05           $  27.31
      Average price/Mcf                         $   5.76           $   1.62

      As shown in the table above, total oil and gas sales increased $192,752 (86.6%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Of this increase, approximately $233,000 was related to an increase in the average price of gas sold. This increase was partially offset by a decrease of approximately $27,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 573 barrels and 16,407 Mcf, respectively, for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The decrease in volumes of oil sold was primarily due to the sale of several wells during 2000 and normal declines in production. This decrease was partially offset by a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended March 31, 2001. The decrease in volumes of gas sold was primarily due to positive prior period volume adjustments made by the purchaser on two significant wells during the three months ended March 31, 2000 and normal declines in production. Average oil and gas prices increased to $28.05 per barrel and $5.76 per Mcf, respectively, for the three months ended March 31, 2001 from $27.31 per barrel and $1.62 per Mcf, respectively, for the three months ended March 31, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $12,038 (20.6%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 16.9% for the three months ended March 31, 2001 from 26.2% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $8,566 (24.8%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This decrease was primarily due to the decreases in volumes of oil and gas sold and upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. As a percentage of oil and gas sales, this expense decreased to 6.3% for the three months ended March 31, 2001 from 15.5% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $8,394 (25.6%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was primarily due to a change in allocation of audit fees among the II-H Partnership and other affiliated partnerships. As a percentage of oil and gas sales, these expenses decreased to 9.9% for the three months ended March 31, 2001 from 14.7% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2001  totaling   $9,435,364  or  102.88%  of  Limited   Partners'  capital
      contributions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Partnerships do not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

            None.

(b)   Reports on Form 8-K.

            Current Report on Form 8-K filed during the first quarter of 2001:

                  Date of Event                       January 26, 2001
                  Date filed with the SEC             January 26, 2001
                  Items Included                      Item 5 - Other
                                                      Events
                                                      Item 7 - Exhibits

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

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  May 11, 2001                 By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  May 11, 2001           By:      /s/Patrick M. Hall
                                       --------------------------------
                                            (Signature)
                                            Patrick M. Hall
                                            Principal Accounting Officer