Form 10-Q
period 2001-06-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP II A; GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-H; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-G
filed 2001-08-14
CIK 824894, 850506, 842881, 833526, 833054, 854062, 826345, 851724

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2001

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
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  2001             2000
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $1,050,533       $1,070,734

   Accounts receivable:
      Oil and gas sales                           790,663        1,042,022
                                               ----------       ----------
        Total current assets                   $1,841,196       $2,112,756

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                2,786,420        2,827,525

DEFERRED CHARGE                                   813,560          813,560
                                               ----------       ----------
                                               $5,441,176       $5,753,841
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   87,575       $  169,414
   Gas imbalance payable                           92,583          103,856
                                               ----------       ----------
        Total current liabilities              $  180,158       $  273,270

ACCRUED LIABILITY                              $  242,152       $  252,704

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  349,072)     ($  333,839)
   Limited Partners, issued and
      outstanding, 484,283 units                5,367,938        5,561,706
                                               ----------       ----------
        Total Partners' capital                $5,018,866       $5,227,867
                                               ----------       ----------
                                               $5,441,176       $5,753,841
                                               ==========       ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001              2000
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,452,896        $1,405,952
   Interest income                                 9,603             8,567
   Gain on sale of oil and gas
      properties                                      43               309
                                              ----------        ----------
                                              $1,462,542        $1,414,828

COSTS AND EXPENSES:
   Lease operating                            $  303,840        $  237,657
   Production tax                                 85,290            80,209
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  83,678           124,158
   General and administrative
      (Note 2)                                   132,498           132,202
                                              ----------        ----------
                                              $  605,306        $  574,226
                                              ----------        ----------

NET INCOME                                    $  857,236        $  840,602
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   92,294        $   94,378
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  764,942        $  746,224
                                              ==========        ==========
NET INCOME per unit                           $     1.58        $     1.54
                                              ==========        ==========
UNITS OUTSTANDING                                484,283           484,283
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001              2000
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $3,139,007        $2,645,688
   Interest income                                21,627            16,502
   Gain on sale of oil and gas
      properties                                   3,277               309
                                              ----------        ----------
                                              $3,163,911        $2,662,499

COSTS AND EXPENSES:
   Lease operating                            $  548,075        $  555,635
   Production tax                                195,681           140,093
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 163,777           259,078
   General and administrative
      (Note 2)                                   283,580           305,290
                                              ----------        ----------
                                              $1,191,113        $1,260,096
                                              ----------        ----------

NET INCOME                                    $1,972,798        $1,402,403
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  209,566        $  161,907
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,763,232        $1,240,496
                                              ==========        ==========
NET INCOME per unit                           $     3.64        $     2.56
                                              ==========        ==========
UNITS OUTSTANDING                                484,283           484,283
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)
                                                 2001              2000
                                             ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $1,972,798        $1,402,403
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               163,777           259,078
      Gain on sale of oil and gas
        properties                           (     3,277)      (       309)
      (Increase) decrease in accounts
        receivable - oil and gas sales           251,359       (   270,864)
      Decrease in accounts payable           (    81,839)      (    24,458)
      Decrease in gas imbalance payable      (    11,273)                -
      Decrease in accrued liability          (    10,552)                -
                                              ----------        ----------
Net cash provided by operating
   activities                                 $2,280,993        $1,365,850
                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($  129,049)      ($   50,815)
   Proceeds from sale of oil and
      gas properties                               9,654               309
                                              ----------        ----------
Net cash used by investing activities        ($  119,395)      ($   50,506)
                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($2,181,799)      ($1,251,413)
                                              ----------        ----------
Net cash used by financing activities        ($2,181,799)      ($1,251,413)
                                              ----------        ----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                          ($   20,201)       $   63,931

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         1,070,734           723,978
                                              ----------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $1,050,533        $  787,909
                                              ==========        ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               June 30,        December 31,
                                                 2001              2000
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  722,598        $  714,162
   Accounts receivable:
      Oil and gas sales                          544,191           728,372
                                              ----------        ----------
        Total current assets                  $1,266,789        $1,442,534

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,776,558         1,530,002

DEFERRED CHARGE                                  204,209           204,209
                                              ----------        ----------
                                              $3,247,556        $3,176,745
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   59,678        $  128,102
   Gas imbalance payable                          17,720            17,720
                                              ----------        ----------
        Total current liabilities             $   77,398        $  145,822

ACCRUED LIABILITY                             $   87,878        $   87,878

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  278,949)      ($  269,807)
   Limited Partners, issued and
      outstanding, 361,719 units               3,361,229         3,212,852
                                              ----------        ----------
        Total Partners' capital               $3,082,280        $2,943,045
                                              ----------        ----------
                                              $3,247,556        $3,176,745
                                              ==========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                2001               2000
                                             ----------         ----------

REVENUES:
   Oil and gas sales                         $1,103,829         $1,016,153
   Interest income                                5,814              5,053
   Gain on sale of oil and gas
      properties                                      -              1,226
                                             ----------         ----------
                                             $1,109,643         $1,022,432

COSTS AND EXPENSES:
   Lease operating                           $  190,302         $  175,230
   Production tax                                59,608             61,204
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 53,926             66,471
   General and administrative
      (Note 2)                                   99,312             99,286
                                             ----------         ----------
                                             $  403,148         $  402,191
                                             ----------         ----------

NET INCOME                                   $  706,495         $  620,241
                                             ==========         ==========
GENERAL PARTNER - NET INCOME                 $   74,921         $   33,418
                                             ==========         ==========
LIMITED PARTNERS - NET INCOME                $  631,574         $  586,823
                                             ==========         ==========
NET INCOME per unit                          $     1.75         $     1.62
                                             ==========         ==========
UNITS OUTSTANDING                               361,719            361,719
                                             ==========         ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                2001              2000
                                             ----------        ----------

REVENUES:
   Oil and gas sales                         $2,433,197        $1,865,671
   Interest income                               12,960             9,374
   Gain on sale of oil and gas
      properties                                      -             1,226
                                             ----------        ----------
                                             $2,446,157        $1,876,271

COSTS AND EXPENSES:
   Lease operating                           $  340,582        $  375,149
   Production tax                               136,606           100,995
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                101,579           136,623
   General and administrative
      (Note 2)                                  216,031           228,560
                                             ----------        ----------
                                             $  794,798        $  841,327
                                             ----------        ----------

NET INCOME                                   $1,651,359        $1,034,944
                                             ==========        ==========
GENERAL PARTNER - NET INCOME                 $  172,982        $   56,743
                                             ==========        ==========
LIMITED PARTNERS - NET INCOME                $1,478,377        $  978,201
                                             ==========        ==========
NET INCOME per unit                          $     4.09        $     2.70
                                             ==========        ==========
UNITS OUTSTANDING                               361,719           361,719
                                             ==========        ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                    2001           2000
                                                ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $1,651,359     $1,034,944
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  101,579        136,623
      Gain on sale of oil and gas
        properties                                        -    (     1,226)
      (Increase) decrease in accounts
        receivable - oil and gas sales              184,181    (   187,767)
      Decrease in accounts payable              (    68,424)   (    23,810)
                                                 ----------     ----------
Net cash provided by operating
   activities                                    $1,868,695     $  958,764
                                                 ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($  348,135)   ($   52,046)
   Proceeds from sale of oil and
      gas properties                                      -          1,373
                                                 ----------     ----------
Net cash used by investing activities           ($  348,135)   ($   50,673)
                                                 ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($1,512,124)   ($  766,848)
                                                 ----------     ----------
Net cash used by financing activities           ($1,512,124)   ($  766,848)
                                                 ----------     ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $    8,436     $  141,243

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              714,162        372,838
                                                 ----------     ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $  722,598     $  514,081
                                                 ==========     ==========






         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  2001            2000
                                               ----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  390,216       $  412,356
   Accounts receivable:
      Oil and gas sales                           264,576          350,577
                                               ----------       ----------
        Total current assets                   $  654,792       $  762,933

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  879,845          878,906

DEFERRED CHARGE                                   130,095          130,095
                                               ----------       ----------
                                               $1,664,732       $1,771,934
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   23,504       $   21,688
   Gas imbalance payable                           15,380           15,380
                                               ----------       ----------
        Total current liabilities              $   38,884       $   37,068

ACCRUED LIABILITY                              $   43,301       $   54,138

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  117,388)     ($  105,478)
   Limited Partners, issued and
      outstanding, 154,621 units                1,699,935        1,786,206
                                               ----------       ----------
        Total Partners' capital                $1,582,547       $1,680,728
                                               ----------       ----------
                                               $1,664,732       $1,771,934
                                               ==========       ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                2001              2000
                                              --------          --------

REVENUES:
   Oil and gas sales                          $519,745          $457,198
   Interest income                               3,478             2,488
   Gain on sale of oil and
      gas properties                               739             5,060
                                              --------          --------
                                              $523,962          $464,746

COSTS AND EXPENSES:
   Lease operating                            $ 65,747          $ 74,378
   Production tax                               32,767            28,901
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                26,975            35,116
   General and administrative
      (Note 2)                                  43,363            43,393
                                              --------          --------
                                              $168,852          $181,788
                                              --------          --------

NET INCOME                                    $355,110          $282,958
                                              ========          ========
GENERAL PARTNER - NET INCOME                  $ 37,591          $ 31,208
                                              ========          ========
LIMITED PARTNERS - NET INCOME                 $317,519          $251,750
                                              ========          ========
NET INCOME per unit                           $   2.05          $   1.63
                                              ========          ========
UNITS OUTSTANDING                              154,621           154,621
                                              ========          ========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001             2000
                                              ----------        --------

REVENUES:
   Oil and gas sales                          $1,117,021        $861,415
   Interest income                                 7,753           4,870
   Gain on sale of oil and
      gas properties                                 739           5,060
                                              ----------        --------
                                              $1,125,513        $871,345

COSTS AND EXPENSES:
   Lease operating                            $  140,489        $159,409
   Production tax                                 74,244          50,828
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  51,337          73,184
   General and administrative
      (Note 2)                                   102,139          98,674
                                              ----------        --------
                                              $  368,209        $382,095
                                              ----------        --------

NET INCOME                                    $  757,304        $489,250
                                              ==========        ========
GENERAL PARTNER - NET INCOME                  $   79,575        $ 55,025
                                              ==========        ========
LIMITED PARTNERS - NET INCOME                 $  677,729        $434,225
                                              ==========        ========
NET INCOME per unit                           $     4.38        $   2.81
                                              ==========        ========
UNITS OUTSTANDING                                154,621         154,621
                                              ==========        ========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)
                                                  2001              2000
                                               ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $757,304          $489,250
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                51,337            73,184
      Gain on sale of oil and gas
        properties                             (     739)        (   5,060)
      (Increase) decrease in accounts
        receivable - oil and gas sales            86,001         (  71,173)
      Increase (decrease) in accounts
        payable                                    1,816         (  10,596)
      Decrease in accrued liability            (  10,837)                -
                                                --------          --------
Net cash provided by operating
   activities                                   $884,882          $475,605
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 52,276)        ($ 22,335)
   Proceeds from sale of oil and
      gas properties                                 739             5,268
                                                --------          --------
Net cash used by investing activities          ($ 51,537)        ($ 17,067)
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($855,485)        ($422,418)
                                                --------          --------
Net cash used by financing activities          ($855,485)        ($422,418)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 22,140)         $ 36,120

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           412,356           204,820
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $390,216          $240,940
                                                ========          ========





         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               June 30,        December 31,
                                                 2001              2000
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  924,018        $1,432,990
   Accounts receivable:
      Oil and gas sales                          510,077           703,180
                                              ----------        ----------
        Total current assets                  $1,434,095        $2,136,170

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,675,555         1,737,343

DEFERRED CHARGE                                  397,689           397,689
                                              ----------        ----------
                                              $3,507,339        $4,271,202
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   61,444        $   54,672
   Gas imbalance payable                          74,121            74,121
                                              ----------        ----------
        Total current liabilities             $  135,565        $  128,793

ACCRUED LIABILITY                             $  141,521        $  154,927

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  243,866)      ($  180,437)
   Limited Partners, issued and
      outstanding, 314,878 units               3,474,119         4,167,919
                                              ----------        ----------
        Total Partners' capital               $3,230,253        $3,987,482
                                              ----------        ----------
                                              $3,507,339        $4,271,202
                                              ==========        ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001             2000
                                              ----------        --------

REVENUES:
   Oil and gas sales                          $1,115,535        $866,468
   Interest income                                 8,709           5,978
   Gain on sale of oil and gas
      properties                                   8,162           9,450
                                              ----------        --------
                                              $1,132,406        $881,896

COSTS AND EXPENSES:
   Lease operating                            $  219,148        $189,316
   Production tax                                 72,072          64,382
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  44,982          63,920
   General and administrative
      (Note 2)                                    86,744          86,658
                                              ----------        --------
                                              $  422,946        $404,276
                                              ----------        --------

NET INCOME                                    $  709,460        $477,620
                                              ==========        ========
GENERAL PARTNER - NET INCOME                  $   74,123        $ 52,917
                                              ==========        ========
LIMITED PARTNERS - NET INCOME                 $  635,337        $424,703
                                              ==========        ========
NET INCOME per unit                           $     2.02        $   1.35
                                              ==========        ========
UNITS OUTSTANDING                                314,878         314,878
                                              ==========        ========





         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001              2000
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $2,441,111        $1,698,551
   Interest income                                22,836            12,058
   Gain on sale of oil and gas
      properties                                   8,162             6,976
                                              ----------        ----------
                                              $2,472,109        $1,717,585

COSTS AND EXPENSES:
   Lease operating                            $  381,100        $  367,219
   Production tax                                166,149           114,708
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  93,888           136,668
   General and administrative
      (Note 2)                                   190,565           199,207
                                              ----------        ----------
                                              $  831,702        $  817,802
                                              ----------        ----------

NET INCOME                                    $1,640,407        $  899,783
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  170,207        $  101,073
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,470,200        $  798,710
                                              ==========        ==========
NET INCOME per unit                           $     4.67        $     2.54
                                              ==========        ==========
UNITS OUTSTANDING                                314,878           314,878
                                              ==========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)
                                                    2001            2000
                                                ------------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $1,640,407       $899,783
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                   93,888        136,668
      Gain on sale of oil and gas
        properties                              (     8,162)     (   6,976)
      (Increase) decrease in accounts
        receivable - oil and gas sales              193,103      ( 173,801)
      Increase (decrease) in accounts
        payable                                       6,772      (  15,188)
      Decrease in accrued liability             (    13,406)             -
                                                 ----------       --------
Net cash provided by operating
   activities                                    $1,912,602       $840,486
                                                 ----------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($   32,100)     ($     34)
   Proceeds from sale of oil and
      gas properties                                  8,162         11,598
                                                 ----------       --------
Net cash provided (used) by investing
   activities                                   ($   23,938)      $ 11,564
                                                 ----------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($2,397,636)     ($906,033)
                                                 ----------       --------
Net cash used by financing activities           ($2,397,636)     ($906,033)
                                                 ----------       --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                  ($  508,972)     ($ 53,983)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            1,432,990        547,528
                                                 ----------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $  924,018       $493,545
                                                 ==========       ========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               June 30,        December 31,
                                                 2001              2000
                                              ----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  586,114        $  511,025
   Accounts receivable:
      Oil and gas sales                          393,475           541,215
                                              ----------        ----------
        Total current assets                  $  979,589        $1,052,240

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,566,770         1,652,204

DEFERRED CHARGE                                  204,138           204,138
                                              ----------        ----------
                                              $2,750,497        $2,908,582
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   35,387        $   29,489
   Gas imbalance payable                          22,545            22,545
                                              ----------        ----------
        Total current liabilities             $   57,932        $   52,034

ACCRUED LIABILITY                             $   31,949        $   35,904

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  148,916)      ($  133,047)
   Limited Partners, issued and
      outstanding, 228,821 units               2,809,532         2,953,691
                                              ----------        ----------
        Total Partners' capital               $2,660,616        $2,820,644
                                              ----------        ----------
                                              $2,750,497        $2,908,582
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                2001              2000
                                             ----------         --------

REVENUES:
   Oil and gas sales                          $757,605          $661,135
   Interest income                               5,792             4,675
   Gain (loss) on sale of oil and
      gas properties                         (     924)            3,499
                                              --------          --------
                                              $762,473          $669,309

COSTS AND EXPENSES:
   Lease operating                            $112,848          $115,888
   Production tax                               54,018            48,014
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                50,944            72,511
   General and administrative
      (Note 2)                                  63,452            63,419
                                              --------          --------
                                              $281,262          $299,832
                                              --------          --------

NET INCOME                                    $481,211          $369,477
                                              ========          ========
GENERAL PARTNER - NET INCOME                  $ 52,127          $ 43,006
                                              ========          ========
LIMITED PARTNERS - NET INCOME                 $429,084          $326,471
                                              ========          ========
NET INCOME per unit                           $   1.88          $   1.43
                                              ========          ========
UNITS OUTSTANDING                              228,821           228,821
                                              ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001              2000
                                             ------------       ----------

REVENUES:
   Oil and gas sales                          $1,690,610        $1,170,440
   Interest income                                11,830             9,573
   Gain (loss) on sale of oil and
      gas properties                         (       999)            5,476
                                              ----------        ----------
                                              $1,701,441        $1,185,489

COSTS AND EXPENSES:
   Lease operating                            $  216,890        $  212,096
   Production tax                                125,566            71,099
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  96,703           153,773
   General and administrative
      (Note 2)                                   142,992           145,219
                                              ----------        ----------
                                              $  582,151        $  582,187
                                              ----------        ----------

NET INCOME                                    $1,119,290        $  603,302
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  119,449        $   73,212
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  999,841        $  530,090
                                              ==========        ==========
NET INCOME per unit                           $     4.37        $     2.32
                                              ==========        ==========
UNITS OUTSTANDING                                228,821           228,821
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                  2001              2000
                                              ------------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $1,119,290         $603,302
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 96,703          153,773
      (Gain) loss on sale of oil and gas
        properties                                    999        (   5,476)
      (Increase) decrease in accounts
        receivable - oil and gas sales            147,740        ( 131,895)
      Increase (decrease) in accounts
        payable                                     5,898        (  14,736)
      Decrease in gas imbalance payable                 -        ( 113,594)
      Decrease in accrued liability           (     3,955)               -
                                               ----------         --------
Net cash provided by operating
   activities                                  $1,366,675         $491,374
                                               ----------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($   12,268)       ($  5,661)
   Proceeds from sale of oil and
      gas properties                                    -            9,727
                                               ----------         --------
Net cash provided (used) by investing
   activities                                 ($   12,268)        $  4,066
                                               ----------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($1,279,318)       ($509,715)
                                               ----------         --------
Net cash used by financing activities         ($1,279,318)       ($509,715)
                                               ----------         --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            $   75,089        ($ 14,275)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            511,025          450,833
                                               ----------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $  586,114         $436,558
                                               ==========         ========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  2001             2000
                                               ----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  588,164       $  441,154
   Accounts receivable:
      Oil and gas sales                           358,820          440,181
                                               ----------       ----------
        Total current assets                   $  946,984       $  881,335

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,543,481        1,597,803

DEFERRED CHARGE                                    32,237           34,659
                                               ----------       ----------
                                               $2,522,702       $2,513,797
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   25,695       $   21,902
   Gas imbalance payable                            7,439            7,439
                                               ----------       ----------
        Total current liabilities              $   33,134       $   29,341

ACCRUED LIABILITY                              $   12,341       $   12,341

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  110,954)     ($  101,577)
   Limited Partners, issued and
      outstanding, 171,400 units                2,588,181        2,573,692
                                               ----------       ----------
        Total Partners' capital                $2,477,227       $2,472,115
                                               ----------       ----------
                                               $2,522,702       $2,513,797
                                               ==========       ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                  2001              2000
                                                --------          --------

REVENUES:
   Oil and gas sales                            $778,828          $568,065
   Interest income                                 4,874             3,528
   Gain (loss) on sale of oil and
      gas properties                           (     978)            9,157
                                                --------          --------
                                                $782,724          $580,750

COSTS AND EXPENSES:
   Lease operating                              $ 72,829          $ 55,493
   Production tax                                 51,894            42,658
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  61,846            55,070
   General and administrative
      (Note 2)                                    47,100            47,110
                                                --------          --------
                                                $233,669          $200,331
                                                --------          --------

NET INCOME                                      $549,055          $380,419
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 59,984          $ 42,646
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $489,071          $337,773
                                                ========          ========
NET INCOME per unit                             $   2.86          $   1.97
                                                ========          ========
UNITS OUTSTANDING                                171,400           171,400
                                                ========          ========






         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                   2001              2000
                                                ----------        ----------

REVENUES:
   Oil and gas sales                            $1,599,714        $1,075,723
   Interest income                                   9,949             6,682
   Gain (loss) on sale of oil and
      gas properties                           (     1,162)           17,712
                                                ----------        ----------
                                                $1,608,501        $1,100,117

COSTS AND EXPENSES:
   Lease operating                              $  155,604        $  142,897
   Production tax                                  106,455            69,860
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   113,913           123,820
   General and administrative
      (Note 2)                                     110,589           108,391
                                                ----------        ----------
                                                $  486,561        $  444,968
                                                ----------        ----------

NET INCOME                                      $1,121,940        $  655,149
                                                ==========        ==========
GENERAL PARTNER - NET INCOME                    $  121,451        $   75,991
                                                ==========        ==========
LIMITED PARTNERS - NET INCOME                   $1,000,489        $  579,158
                                                ==========        ==========
NET INCOME per unit                             $     5.84        $     3.38
                                                ==========        ==========
UNITS OUTSTANDING                                  171,400           171,400
                                                ==========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001               2000
                                              ----------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $1,121,940          $655,149
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               113,913           123,820
      (Gain) loss on sale of oil and gas
        properties                                 1,162         (  17,712)
      (Increase) decrease in accounts
        receivable - oil and gas sales            81,361         ( 116,530)
      Decrease in deferred charge                  2,422                 -
      Increase (decrease) in accounts
        payable                                    3,793         (   4,065)
                                              ----------          --------
Net cash provided by operating
   activities                                 $1,324,591          $640,662
                                              ----------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($   60,753)        ($ 13,840)
   Proceeds from sale of oil and
      gas properties                                   -            21,098
                                              ----------          --------
Net cash provided (used) by
   investing activities                      ($   60,753)         $  7,258
                                              ----------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($1,116,828)        ($621,145)
                                              ----------          --------
Net cash used by financing activities        ($1,116,828)        ($621,145)
                                              ----------          --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                $  147,010          $ 26,775

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           441,154           280,098
                                              ----------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  588,164          $306,873
                                              ==========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  2001            2000
                                               ----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $1,246,704       $  934,304
   Accounts receivable:
      Oil and gas sales                           763,797          935,211
                                               ----------       ----------
        Total current assets                   $2,010,501       $1,869,515

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                3,327,682        3,439,338

DEFERRED CHARGE                                    71,612           76,673
                                               ----------       ----------
                                               $5,409,795       $5,385,526
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   55,147       $   47,021
   Gas imbalance payable                           16,142           16,142
                                               ----------       ----------
        Total current liabilities              $   71,289       $   63,163

ACCRUED LIABILITY                              $   31,272       $   31,272

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  232,652)     ($  212,913)
   Limited Partners, issued and
      outstanding, 372,189 units                5,539,886        5,504,004
                                               ----------       ----------
        Total Partners' capital                $5,307,234       $5,291,091
                                               ----------       ----------
                                               $5,409,795       $5,385,526
                                               ==========       ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001              2000
                                             -----------        ----------

REVENUES:
   Oil and gas sales                          $1,659,073        $1,242,924
   Interest income                                10,539             7,808
   Gain (loss) on sale of oil and
      gas properties                         (     2,350)           19,197
                                              ----------        ----------
                                              $1,667,262        $1,269,929

COSTS AND EXPENSES:
   Lease operating                            $  156,314        $  119,373
   Production tax                                111,179            92,730
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 131,785           118,013
   General and administrative
      (Note 2)                                   101,425           101,300
                                              ----------        ----------
                                              $  500,703        $  431,416
                                              ----------        ----------

NET INCOME                                    $1,166,559        $  838,513
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  127,463        $   93,691
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,039,096        $  744,822
                                              ==========        ==========
NET INCOME per unit                           $     2.79        $     2.00
                                              ==========        ==========
UNITS OUTSTANDING                                372,189           372,189
                                              ==========        ==========






         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001              2000
                                             ------------       ----------

REVENUES:
   Oil and gas sales                          $3,403,123        $2,283,363
   Interest income                                21,417            15,135
   Gain (loss) on sale of oil and
      gas properties                         (     2,735)           37,086
                                              ----------        ----------
                                              $3,421,805        $2,335,584

COSTS AND EXPENSES:
   Lease operating                            $  333,117        $  306,543
   Production tax                                227,356           150,447
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 242,833           267,303
   General and administrative
      (Note 2)                                   221,171           234,335
                                              ----------        ----------
                                              $1,024,477        $  958,628
                                              ----------        ----------

NET INCOME                                    $2,397,328        $1,376,956
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  259,446        $  160,239
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $2,137,882        $1,216,717
                                              ==========        ==========
NET INCOME per unit                           $     5.74        $     3.27
                                              ==========        ==========
UNITS OUTSTANDING                                372,189           372,189
                                              ==========        ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                  2001             2000
                                               ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $2,397,328       $1,376,956
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                242,833          267,303
      (Gain) loss on sale of oil and gas
        properties                                  2,735      (    37,086)
      (Increase) decrease in accounts
        receivable - oil and gas sales            171,414      (   250,301)
      Decrease in deferred charge                   5,061                -
      Increase (decrease) in accounts
        payable                                     8,126      (     8,755)
                                               ----------       ----------
Net cash provided by operating
   activities                                  $2,827,497       $1,348,117
                                               ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($  133,912)     ($   28,943)
   Proceeds from sale of oil and
      gas properties                                    -           44,364
                                               ----------       ----------
Net cash provided (used) by
   investing activities                       ($  133,912)      $   15,421
                                               ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($2,381,185)     ($1,342,460)
                                               ----------       ----------
Net cash used by financing
   activities                                 ($2,381,185)     ($1,342,460)
                                               ----------       ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                 $  312,400       $   21,078

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            934,304          633,816
                                               ----------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $1,246,704       $  654,894
                                               ==========       ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  2001            2000
                                               ----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  295,434       $  229,651
   Accounts receivable:
      Oil and gas sales                           181,711          223,004
                                               ----------       ----------
        Total current assets                   $  477,145       $  452,655

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  784,166          807,844

DEFERRED CHARGE                                    16,599           17,788
                                               ----------       ----------
                                               $1,277,910       $1,278,287
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   13,379       $   11,405
   Gas imbalance payable                            3,993            3,993
                                               ----------       ----------
        Total current liabilities              $   17,372       $   15,398

ACCRUED LIABILITY                              $    6,007       $    6,007

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   59,352)     ($   54,632)
   Limited Partners, issued and
      outstanding, 91,711 units                 1,313,883        1,311,514
                                               ----------       ----------
        Total Partners' capital                $1,254,531       $1,256,882
                                               ----------       ----------
                                               $1,277,910       $1,278,287
                                               ==========       ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                  2001              2000
                                               ----------         --------

REVENUES:
   Oil and gas sales                            $395,727          $311,239
   Interest income                                 2,365             1,805
   Gain (loss) on sale of oil and
      gas properties                           (     677)            4,460
                                                --------          --------
                                                $397,415          $317,504

COSTS AND EXPENSES:
   Lease operating                              $ 37,945          $ 29,099
   Production tax                                 26,737            23,036
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  30,812            27,818
   General and administrative
      (Note 2)                                    25,531            25,601
                                                --------          --------
                                                $121,025          $105,554
                                                --------          --------

NET INCOME                                      $276,390          $211,950
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 30,175          $ 11,620
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $246,215          $200,330
                                                ========          ========
NET INCOME per unit                             $   2.68          $   2.18
                                                ========          ========
UNITS OUTSTANDING                                 91,711            91,711
                                                ========          ========





         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                  2001              2000
                                               ----------         --------

REVENUES:
   Oil and gas sales                            $811,088          $533,848
   Interest income                                 4,905             3,481
   Gain (loss) on sale of oil and
      gas properties                           (     766)            8,598
                                                --------          --------
                                                $815,227          $545,927

COSTS AND EXPENSES:
   Lease operating                              $ 80,470          $ 74,406
   Production tax                                 54,571            36,050
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  56,842            62,414
   General and administrative
      (Note 2)                                    66,684            58,360
                                                --------          --------
                                                $258,567          $231,230
                                                --------          --------

NET INCOME                                      $556,660          $314,697
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 60,291          $ 18,057
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $496,369          $296,640
                                                ========          ========
NET INCOME per unit                             $   5.41          $   3.23
                                                ========          ========
UNITS OUTSTANDING                                 91,711            91,711
                                                ========          ========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                  2001               2000
                                                --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $556,660           $314,697
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                56,842             62,414
      (Gain) loss on sale of oil and gas
        properties                                   766          (   8,598)
      (Increase) decrease in accounts
        receivable - oil and gas sales            41,293          (  59,510)
      Decrease in deferred charge                  1,189                  -
      Increase (decrease) in accounts
        payable                                    1,974          (   2,174)
                                                --------           --------
Net cash provided by operating
   activities                                   $658,724           $306,829
                                                --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 33,930)         ($  6,695)
   Proceeds from sale of oil and
      gas properties                                   -             10,368
                                                --------           --------
Net cash provided (used) by investing
   activities                                  ($ 33,930)          $  3,673
                                                --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($559,011)         ($294,598)
                                                --------           --------
Net cash used by financing activities          ($559,011)         ($294,598)
                                                --------           --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $ 65,783           $ 15,904

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           229,651            147,018
                                                --------           --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $295,434           $162,922
                                                ========           ========



         The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
             CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of June 30, 2001, combined statements of operations for the three and six months ended June 30, 2001 and 2000, and combined statements of cash flows for the six months ended June 30, 2001 and 2000 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a
      "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at June 30, 2001, the combined results of operations for the three and six months ended June 30, 2001 and 2000, and the combined cash flows for the six months ended June 30, 2001 and 2000.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2000. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended June 30, 2001, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               II-A                   $5,055                 $127,443
               II-B                    4,122                   95,190
               II-C                    2,674                   40,689
               II-D                    3,881                   82,863
               II-E                    3,236                   60,216
               II-F                    1,995                   45,105
               II-G                    3,481                   97,944
               II-H                    1,396                   24,135

      During the six months ended June 30, 2001, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               II-A                  $28,694                 $254,886
               II-B                   25,651                  190,380
               II-C                   20,761                   81,378
               II-D                   24,839                  165,726
               II-E                   22,560                  120,432
               II-F                   20,379                   90,210
               II-G                   25,283                  195,888
               II-H                   18,414                   48,270

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 2001 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures for new wells or well recompletion or workovers, however, may reduce or eliminate cash available for a particular quarterly distribution. During the six months ended June 30, 2001, capital expenditures for the II-A, II-B, and II-C Partnerships totaled $129,049, $348,135, and $52,276, respectively. These expenditures were primarily due to the drilling of three development wells located in Kern County, California. The II-A, II-B, and II-C Partnerships own working interests of 3.9%, 16.2%, and 2.4%, respectively, in these wells.

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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Partnerships' gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Gas prices in late 2000 and early 2001 were significantly higher than the Partnerships' historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999. In the last few months spot gas prices have generally declined month to month. It is not possible to accurately predict future pricing direction.

      II-A PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                   2001              2000
                                                ----------       ----------
      Oil and gas sales                         $1,452,896       $1,405,952
      Oil and gas production expenses           $  389,130       $  317,866
      Barrels produced                              18,573           19,674
      Mcf produced                                 194,696          254,428
      Average price/Bbl                         $    24.64       $    28.88
      Average price/Mcf                         $     5.11       $     3.29

      As shown in the table above, total oil and gas sales increased $46,944 (3.3%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Of this increase, approximately $354,000 was related to an increase in the average price of gas sold. This increase was partially offset by decreases of approximately $32,000 and $197,000, respectively, related to decreases in volumes of oil and gas sold and approximately $78,000 related to a decrease in the average price of oil sold. Volumes of oil and gas sold decreased 1,101 barrels and 59,732 Mcf, respectively, for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The decrease in volumes of gas sold was primarily due to (i) a positive prior period gas balancing adjustment on one significant well during the three months ended June 30, 2000 and (ii) normal declines in production. Average oil prices decreased to $24.64 per barrel for the three months ended June 30, 2001 from $28.88 per barrel for the three months ended June 30, 2000. Average gas prices increased to $5.11 per Mcf for the three months ended June 30, 2001 from $3.29 per Mcf for the three months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $71,264 (22.4%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily due to (i) workover expenses incurred on several wells during the three months ended June 30, 2001 and (ii) a positive prior period lease operating expense adjustment made by the operator on one significant well during the three months ended June 30, 2001. These increases were partially offset by a negative prior period lease operating expense adjustment made by the operator on another significant well during the three months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 26.8% for the three months ended June 30, 2001 from 22.6% for the three months ended June 30, 2000. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $40,480 (32.6%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This decrease was primarily due to the decreases in volumes of oil and gas sold and upward revisions in the estimates of remaining gas reserves at December 31, 2000. As a percentage of oil and gas sales, this expense decreased to 5.8% for the three months ended June 30, 2001 from 8.8% for the three months ended June 30, 2000. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization and the increase in the average price of gas sold.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 9.1% for the three months ended June 30, 2001 from 9.4% for the three months ended June 30, 2000.

      SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                     2001            2000
                                                  ----------     ----------
      Oil and gas sales                           $3,139,007     $2,645,688
      Oil and gas production expenses             $  743,756     $  695,728
      Barrels produced                                37,300         41,426
      Mcf produced                                   375,381        528,678
      Average price/Bbl                           $    25.71     $    27.10
      Average price/Mcf                           $     5.81     $     2.88

      As shown in the table above, total oil and gas sales increased $493,319 (18.6%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Of this increase, approximately $1,099,000 was related to an increase in the average price of gas sold. This increase was partially offset by decreases of approximately $112,000 and $442,000, respectively, related to decreases in volumes of oil and gas sold and approximately $52,000 related to a decrease in the average price of oil sold. Volumes of oil and gas sold decreased 4,126 barrels and 153,297 Mcf, respectively, for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The decrease in volumes of oil sold was primarily due to (i) a positive prior period volume adjustment made by the purchaser on one significant well during the six months ended June 30, 2000 and (ii) normal declines in production. The decrease in volumes of gas sold was primarily due to (i) a negative prior period gas balancing adjustment on one significant well during the six months ended June 30, 2001, (ii) a positive prior period gas balancing adjustment on another significant well during the six months ended June 30, 2000, and (iii) normal declines in production. Average oil prices decreased to $25.71 per barrel for the six months ended June 30, 2001 from $27.10 per barrel for the six months ended June 30, 2000. Average gas prices increased to $5.81 per Mcf for the six months ended June 30, 2001 from $2.88 per Mcf for the six months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $48,028 (6.9%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase was primarily due to (i) workover expenses incurred on several wells during the six months ended June 30, 2001, (ii) an increase in production taxes associated with the increase in oil and gas sales, and (iii) a positive prior period lease operating expense adjustment made by the operator on one significant well during the six months ended June 30, 2001. These increases were partially offset by (i) surface repair and maintenance expenses incurred on one significant well during the six months ended June 30, 2000, (ii) a negative prior period lease operating expense adjustment made by the operator on another significant well during the six months ended June 30, 2001, and (iii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, these expenses decreased to 23.7% for the six months ended June 30, 2001 from 26.3% for the six months ended June 30, 2000.

      Depreciation, depletion, and amortization of oil and gas properties decreased $95,301 (36.8%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This decrease was primarily due to the decreases in volumes of oil and gas sold and upward revisions in the estimates of remaining gas reserves at December 31, 2000. As a percentage of oil and gas sales, this expense decreased to 5.2% for the six months ended June 30, 2001 from 9.8% for the six months ended June 30, 2000. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization and the increase in the average price of gas sold.

      General and administrative expenses decreased $21,710 (7.1%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 9.0% for the six months ended June 30, 2001 from 11.5% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through June 30, 2001 totaling $52,720,357 or 108.86% of the Limited Partners' capital contributions.

      II-B PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                   2001             2000
                                                ----------       ----------
      Oil and gas sales                         $1,103,829       $1,016,153
      Oil and gas production expenses           $  249,910       $  236,434
      Barrels produced                              15,040           14,051
      Mcf produced                                 168,603          185,172
      Average price/Bbl                         $    25.35       $    29.02
      Average price/Mcf                         $     4.29       $     3.29

      As shown in the table above, total oil and gas sales increased $87,676 (8.6%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000.

      Of this increase, approximately $168,000 was related to an increase in the average price of gas sold and approximately $29,000 was related to an increase in volumes of oil sold. These increases were partially offset by decreases of approximately $55,000 related to a decrease in the average price of oil sold and approximately $54,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 989 barrels, while volumes of gas sold decreased 16,569 Mcf for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The increase in volumes of oil sold was primarily due to (i) the successful completion of three new wells during early 2001 and (ii) a positive prior period volume adjustment made by the operator on another significant well during the three months ended June 30, 2001. These increases were partially offset by the sale of several wells during mid 2000. The decrease in volumes of gas sold was primarily due to normal declines in production. This decrease was partially offset by a positive prior period volume adjustment made by the operator on one significant well during the three months ended June 30, 2001. Average oil prices decreased to $25.35 per barrel for the three months ended June 30, 2001 from $29.02 per barrel for the three months ended June 30, 2000. Average gas prices increased to $4.29 per Mcf for the three months ended June 30, 2001 from $3.29 per Mcf for the three months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $13,476 (5.7%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily due to positive prior period lease operating expense adjustments made by the operators on two significant wells during the three months ended June 30, 2001. This increase was partially offset by the sale of several wells during mid 2000. As a percentage of oil and gas sales, these expenses decreased to 22.6% for the three months ended June 30, 2001 from 23.3% for the three months ended June 30, 2000.

      Depreciation, depletion, and amortization of oil and gas properties decreased $12,545 (18.9%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This decrease was primarily due to upward revisions in the estimates of remaining gas reserves at December 31, 2000. As a percentage of oil and gas sales, this expense decreased to 4.9% for the three months ended June 30, 2001 from 6.5% for the three months ended June 30, 2000. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization and the increase in the average price of gas sold.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 9.0% for the three months ended June 30, 2001 from 9.8% for the three months ended June 30, 2000.

      SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

                                                 Six Months Ended June 30,
                                                ---------------------------
                                                   2001             2000
                                                ----------       ----------
      Oil and gas sales                         $2,433,197       $1,865,671
      Oil and gas production expenses           $  477,188       $  476,144
      Barrels produced                              29,131           28,942
      Mcf produced                                 312,790          380,227
      Average price/Bbl                         $    25.77       $    27.17
      Average price/Mcf                         $     5.38       $     2.84

      As shown in the table above, total oil and gas sales increased $567,526 (30.4%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Of this increase, approximately $795,000 was related to an increase in the average price of gas sold. This increase was partially offset by a decrease of approximately $191,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 189 barrels, while volumes of gas sold decreased 67,437 Mcf for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The increase in volumes of oil sold was primarily due to (i) the successful completion of three new wells during early 2001 and (ii) a positive prior period volume adjustment made by the operator on another significant well during the six months ended June 30, 2001. These increases were partially offset by the sale of several wells during mid 2000. The decrease in volumes of gas sold was primarily due to (i) the shutting-in of one significant well during the six months ended June 30, 2001 due to low well pressure, (ii) the shutting-in of two other significant wells during the six months ended June 30, 2001 in order to perform repairs and maintenance, and (iii) normal declines in production. These decreases were partially offset by a positive prior period volume adjustment made by the operator on one significant well during the six months ended June 30, 2001. Average oil prices decreased to $25.77 per barrel for the six months ended June 30, 2001 from $27.17 per barrel for the six months ended June 30, 2000. Average gas prices increased to $5.38 per Mcf for the six months ended June 30, 2001 from $2.84 per Mcf for the six months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The slight increase in expenses was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and
      (ii) positive prior period lease operating expense adjustments made by the operators on two significant wells during the six months ended June 30, 2001. These increases were substantially offset by (i) a decrease in lease operating expenses associated with the decrease in volumes of gas sold,
      (ii) a decrease in lease operating environmental expenses on a waterflood unit during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000, and (iii) the sale of several wells during mid 2000. As a percentage of oil and gas sales, these expenses decreased to 19.6% for the six months ended June 30, 2001 from 25.5% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $35,044 (25.7%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This decrease was primarily due to upward revisions in the estimates of remaining gas reserves at December 31, 2000 and the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 4.2% for the six months ended June 30, 2001 from 7.3% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $12,529 (5.5%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 8.9% for the six months ended June 30, 2001 from 12.3% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through June 30, 2001 totaling $38,335,916 or 105.98% of the Limited Partners' capital contributions.

      II-C PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

                                                 Three Months Ended June 30,
                                                  --------------------------
                                                    2001             2000
                                                  --------         --------
      Oil and gas sales                           $519,745         $457,198
      Oil and gas production expenses             $ 98,514         $103,279
      Barrels produced                               3,474            4,394
      Mcf produced                                  88,510          104,498
      Average price/Bbl                           $  25.63         $  27.26
      Average price/Mcf                           $   4.87         $   3.23

      As shown in the table above, total oil and gas sales increased $62,547 (13.7%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Of this increase, approximately $145,000 was related to an increase in the average price of gas sold. This increase was partially offset by decreases of approximately $25,000 and $52,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 920 barrels and 15,988 Mcf, respectively, for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The decrease in volumes of oil sold was primarily due to (i) the sale of several wells during 2000 and (ii) normal declines in production. The decrease in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the operator on one significant well during the three months ended June 30, 2000 and (ii) normal declines in production. Average oil prices decreased to $25.63 per barrel for the three months ended June 30, 2001 from $27.26 per barrel for the three months ended June 30, 2000. Average gas prices increased to $4.87 per Mcf for the three months ended June 30, 2001 from $3.23 per Mcf for the three months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $4,765 (4.6%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This decrease was primarily due to (i) a decrease in repair and maintenance expenses incurred on two significant wells during the three months ended June 30, 2001 and (ii) a negative prior period lease operating expense adjustment made by the operator on one significant well during the three months ended June 30, 2001. These decreases were partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 19.0% for the three months ended June

      30, 2001 from 22.6% for the three months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $8,141 (23.2%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 5.2% for the three months ended June 30, 2001 from 7.7% for the three months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 8.3% for the three months ended June 30, 2001 from 9.5% for the three months ended June 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    2001             2000
                                                  ----------       --------
      Oil and gas sales                           $1,117,021       $861,415
      Oil and gas production expenses             $  214,733       $210,237
      Barrels produced                                 7,543          8,889
      Mcf produced                                   162,864        219,400
      Average price/Bbl                           $    25.81       $  26.72
      Average price/Mcf                           $     5.66       $   2.84

      As shown in the table above, total oil and gas sales increased $255,606 (29.7%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Of this increase, approximately $459,000 was related to an increase in the average price of gas sold. This increase was partially offset by decreases of approximately $36,000 and $161,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 1,346 barrels and 56,536 Mcf, respectively, for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The decrease in volumes of oil sold was primarily due to
      (i) the sale of several wells during 2000 and (ii) normal declines in production. The decrease in volumes of gas sold was primarily due to (i) a negative gas balancing adjustment on one significant well during the six months ended June 30, 2001, (ii) a positive prior period volume adjustment made by the operator on another significant well during the six months ended June 30, 2000, and (iii) normal declines in production. Average oil prices decreased to $25.81 per barrel for the six months ended June 30, 2001 from $26.72 per barrel for the six months ended June 30, 2000. Average gas prices increased to $5.66 per Mcf for the six months ended June 30, 2001 from $2.84 per Mcf for the six months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $4,496 (2.1%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. This increase was partially offset by (i) a decrease in repair and maintenance expenses incurred on two significant wells during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 and (ii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, these expenses decreased to 19.2% for the six months ended June 30, 2001 from 24.4% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $21,847 (29.9%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 4.6% for the six months ended June 30, 2001 from 8.5% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      General and administrative expenses increased $3,465 (3.5%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 9.1% for the six months ended June 30, 2001 from 11.5% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through June 30, 2001 totaling $17,567,686 or 113.62% of the Limited Partners' capital contributions.

      II-D PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                   2001              2000
                                                ----------         --------
      Oil and gas sales                         $1,115,535         $866,468
      Oil and gas production expenses           $  291,220         $253,698
      Barrels produced                               2,725            9,134
      Mcf produced                                 179,225          204,327
      Average price/Bbl                         $    23.89         $  25.71
      Average price/Mcf                         $     5.86         $   3.09

      As shown in the table above, total oil and gas sales increased $249,067 (28.7%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Of this increase, approximately $496,000 was related to an increase in the average price of gas sold. This increase was partially offset by decreases of approximately $165,000 and $78,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 6,409 barrels and 25,102 Mcf, respectively, for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The decrease in volumes of oil sold was primarily due to the sale of several wells during 2000. The decrease in volumes of gas sold was primarily due to (i) the shutting-in of two significant wells during the three months ended June 30, 2001 in order to perform repairs and maintenance, (ii) a positive prior period volume adjustment made by the operator on another significant well during the three months ended June 30, 2000, and (iii) normal declines in production. These decreases were partially offset by (i) the successful completion of a new well during late 2000 and (ii) negative prior period volume adjustments made by the purchasers on two significant wells during the three months ended June 30, 2000. Average oil prices decreased to $23.89 per barrel for the three months ended June 30, 2001 from $25.71 per barrel for the three months ended June 30, 2000. Average gas prices increased to $5.86 per Mcf for the three months ended June 30, 2001 from $3.09 per Mcf for the three months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $37,522 (14.8%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily due to (i) workover expenses incurred on several wells during the three months ended June 30, 2001 and (ii) an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by (i) a positive prior period lease operating expense adjustment made by the operator on one significant well during the three months ended June 30, 2000 and (ii) a negative prior period lease operating expense adjustment made by the operator on another significant well during the three months ended June 30, 2001. As a percentage of oil and gas sales, these expenses decreased to 26.1% for the three months ended June 30, 2001 from 29.3% for the three months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $18,938 (29.6%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 4.0% for the three months ended June 30, 2001 from 7.4% for the three months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 7.8% for the three months ended June 30, 2001 from 10.0% for the three months ended June 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

                                                   Six Months Ended June 30,
                                                   -------------------------
                                                     2001           2000
                                                  ----------     ----------
      Oil and gas sales                           $2,441,111     $1,698,551
      Oil and gas production expenses             $  547,249     $  481,927
      Barrels produced                                 7,787         16,559
      Mcf produced                                   361,489        454,701
      Average price/Bbl                           $    25.35     $    26.45
      Average price/Mcf                           $     6.21     $     2.77

      As shown in the table above, total oil and gas sales increased $742,560 (43.7%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Of this increase, approximately $1,242,000 was related to an increase in the average price of gas sold. This increase was partially offset by decreases of approximately $232,000 and $258,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 8,772 barrels and 93,212 Mcf, respectively, for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The decrease in volumes of oil sold was primarily due to the sale of several wells during 2000. The decrease in volumes of gas sold was primarily due to (i) a negative gas balancing adjustment on one significant well during the six months ended June 30, 2001, (ii) the shutting-in of two other significant wells during the six months ended June 30, 2001 in order to perform repairs and maintenance, and (iii) normal declines in production. These decreases were partially offset by
      (i) the successful completion of a new well during late 2000 and (ii) negative prior period volume adjustments made by the purchasers on two significant wells during the six months ended June 30, 2000. Average oil prices decreased to $25.35 per barrel for the six months ended June 30, 2001 from $26.45 per barrel for the six months ended June 30, 2000. Average gas prices increased to $6.21 per Mcf for the six months ended June 30, 2001 from $2.77 per Mcf for the six months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $65,322 (13.6%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on several wells during the six months ended June 30, 2001. These increases were partially offset by (i) a positive prior period lease operating expense adjustment made by the operator on one significant well during the six months ended June 30, 2000 and (ii) a negative prior period lease operating expense adjustment made by the operator on another significant well during the six months ended June 30, 2001. As a percentage of oil and gas sales, these expenses decreased to 22.4% for the six months ended June 30, 2001 from 28.4% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $42,780 (31.3%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 3.8% for the six months ended June 30, 2001 from 8.0% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      General and administrative expenses decreased $8,642 (4.3%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 7.8% for the six months ended June 30, 2001 from 11.7% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2001  totaling   $36,028,903  or  114.42%  of  Limited  Partners'  capital
      contributions.

      II-E PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                  2001               2000
                                                --------           --------
      Oil and gas sales                         $757,605           $661,135
      Oil and gas production expenses           $166,866           $163,902
      Barrels produced                             6,504              5,301
      Mcf produced                               127,098            149,471
      Average price/Bbl                         $  26.55           $  29.16
      Average price/Mcf                         $   4.60           $   3.39

      As shown in the table above, total oil and gas sales increased $96,470 (14.6%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Of this increase, approximately (i) $154,000 was related to an increase in the average price of gas sold and (ii) $35,000 was related to an increase in volumes of oil sold. These increases were partially offset by decreases of approximately

      (i) $76,000 related to a decrease in volumes of gas sold and (ii) $17,000 related to a decrease in the average price of oil sold. Volumes of oil sold increased 1,203 barrels, while volumes of gas sold decreased 22,373 Mcf for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The increase in volumes of oil sold was primarily due to (i) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended June 30, 2001 and (ii) a negative prior period volume adjustment made by the purchaser on another significant well during the three months ended June 30, 2000. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the II-E Partnership receiving a reduced percentage of sales on one significant well during the three months ended June 30, 2001 due to gas balancing. As of the date of this Quarterly Report, Management expects the gas balancing adjustment to continue for the foreseeable future, thereby continuing to contribute to a decrease in volumes of gas produced. Average oil prices decreased to $26.55 per barrel for the three months ended June 30, 2001 from $29.16 per barrel for the three months ended June 30, 2000. Average gas prices increased to $4.60 per Mcf for the three months ended June 30, 2001 from $3.39 per Mcf for the three months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $2,964 (1.8%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) an increase in repair and maintenance expenses incurred on one significant well during the three months ended June 30, 2001 as compared to the three months ended June 30, 2000, and (iii) workover expenses incurred on another significant well during the three months ended June 30, 2001. These increases were substantially offset by a positive prior period lease operating expense adjustment made by the operator on another significant well during the three months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 22.0% for the three months ended June 30, 2001 from 24.8% for the three months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $21,567 (29.7%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This decrease was primarily due to the decrease in volumes of gas sold and upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. As a percentage of oil and gas sales, this expense decreased to 6.7% for the three months ended June 30, 2001 from 11.0% for the three months ended June 30, 2000. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization expenses and the increase in the average price of gas sold.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 8.4% for the three months ended June 30, 2001 from 9.6% for the three months ended June 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

                                                 Six Months Ended June 30,
                                                ---------------------------
                                                   2001             2000
                                                ----------       ----------
      Oil and gas sales                         $1,690,610       $1,170,440
      Oil and gas production expenses           $  342,456       $  283,195
      Barrels produced                              12,165           12,523
      Mcf produced                                 242,344          309,293
      Average price/Bbl                         $    27.28       $    29.02
      Average price/Mcf                         $     5.61       $     2.61

      As shown in the table above, total oil and gas sales increased $520,170 (44.4%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Of this increase, approximately $726,000 was related to an increase in the average price of gas sold. This increase was partially offset by a decrease of approximately $175,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 358 barrels and 66,949 Mcf, respectively, for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) a positive prior period volume adjustment made by the purchaser on one significant well during the six months ended June 30, 2000, and (iii) the II-E Partnership receiving a reduced percentage of sales on another significant well during the six months ended June 30, 2001 due to gas balancing. As of the date of this Quarterly Report, Management expects the gas balancing adjustment to continue for the foreseeable future, thereby continuing to contribute to a decrease in volumes of gas produced. Average oil prices decreased to $27.28 per barrel for the six months ended June 30, 2001 from $29.02 per barrel for the six months ended June 30, 2000. Average gas prices increased to $5.61 per Mcf for the six months ended June 30, 2001 from $2.61 per Mcf for the six months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $59,261 (20.9%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) an increase in repair and maintenance expenses incurred on one significant well during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. These increases were partially offset by a positive prior period lease operating expense adjustment made by the operator on another significant well during the six months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 20.3% for the six months ended June 30, 2001 from 24.2% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $57,070 (37.1%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This decrease was primarily due to the decreases in volumes of oil and gas sold and upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. As a percentage of oil and gas sales, this expense decreased to 5.7% for the six months ended June 30, 2001 from 13.1% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $2,227 (1.5%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 8.5% for the six months ended June 30, 2001 from 12.4% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2001  totaling   $25,920,574  or  113.28%  of  Limited  Partners'  capital
      contributions.

      II-F PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                  2001               2000
                                                --------           --------
      Oil and gas sales                         $778,828           $568,065
      Oil and gas production expenses           $124,723           $ 98,151
      Barrels produced                             8,389              6,593
      Mcf produced                               128,069            112,710
      Average price/Bbl                         $  26.29           $  28.05
      Average price/Mcf                         $   4.36           $   3.40

      As shown in the table above, total oil and gas sales increased $210,763 (37.1%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Of this increase, approximately $123,000 was related to an increase in the average price of gas sold and approximately $50,000 and $52,000, respectively, were related to increases in volumes of oil and gas sold. Volumes of oil and gas sold increased 1,796 barrels and 15,359 Mcf, respectively, for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The increase in volumes of oil sold was primarily due to a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended June 30, 2001. The increase in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the purchasers on two significant wells during the three months ended June 30, 2001 and (ii) a positive prior period gas balancing adjustment on another significant well during the three months ended June 30, 2001. Average oil prices decreased to $26.29 per barrel for the three months ended June 30, 2001 from $28.05 per barrel for the three months ended June 30, 2000. Average gas prices increased to $4.36 per Mcf for the three months ended June 30, 2001 from $3.40 per Mcf for the three months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $26,572 (27.1%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on several wells during the three months ended June 30, 2001. As a percentage of oil and gas sales, these expenses decreased to 16.0% for the three months ended June 30, 2001 from 17.3% for the three months ended June 30, 2000.

      Depreciation, depletion, and amortization of oil and gas properties increased $6,776 (12.3%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily due to the increases in volumes of oil and gas sold. This increase was partially offset by upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. As a percentage of oil and gas sales, this expense decreased to 7.9% for the three months ended June 30, 2001 from 9.7% for the three months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 6.0% for the three months ended June 30, 2001 from 8.3% for the three months ended June 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

                                                 Six Months Ended June 30,
                                                ---------------------------
                                                   2001             2000
                                                ----------       ----------
      Oil and gas sales                         $1,599,714       $1,075,723
      Oil and gas production expenses           $  262,059       $  212,757
      Barrels produced                              15,079           14,434
      Mcf produced                                 238,121          255,755
      Average price/Bbl                         $    27.07       $    27.66
      Average price/Mcf                         $     5.00       $     2.65

      As shown in the table above, total oil and gas sales increased $523,991 (48.7%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Of this increase, approximately $562,000 was related to an increase in the average price of gas sold. Volumes of oil sold increased 645 barrels, while volumes of gas sold decreased 17,634 Mcf for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The decrease in volumes of gas sold was primarily due to positive prior period volume adjustments made by the purchasers on two significant wells during the six months ended June 30, 2000. This decrease was partially offset by (i) positive prior period volume adjustments made by the purchasers on two other significant wells during the six months ended June 30, 2001 and (ii) a positive prior period gas balancing adjustment on another significant well during the six months ended June 30, 2001. Average oil prices decreased to $27.07 per barrel for the six months ended June

      30, 2001 from $27.66 per barrel for the six months ended June 30, 2000. Average gas prices increased to $5.00 per Mcf for the six months ended June 30, 2001 from $2.65 per Mcf for the six months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $49,302 (23.2%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 16.4% for the six months ended June 30, 2001 from 19.8% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $9,907 (8.0%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. As a percentage of oil and gas sales, this expense decreased to 7.1% for the six months ended June 30, 2001 from 11.5% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      General and administrative expenses increased $2,198 (2.0%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 6.9% for the six months ended June 30, 2001 from 10.1% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2001  totaling   $20,026,051  or  116.84%  of  Limited  Partners'  capital
      contributions.

      II-G PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                   2001             2000
                                                ----------       ----------
      Oil and gas sales                         $1,659,073       $1,242,924
      Oil and gas production expenses           $  267,493       $  212,103
      Barrels produced                              17,607           13,841
      Mcf produced                                 272,690          240,274
      Average price/Bbl                         $    26.29       $    28.05
      Average price/Mcf                         $     4.39       $     3.56

      As shown in the table above, total oil and gas sales increased $416,149 (33.5%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Of this increase, approximately $226,000 was related to an increase in the average price of gas sold and approximately $106,000 and $115,000, respectively, were related to increases in volumes of oil and gas sold. Volumes of oil and gas sold increased 3,766 barrels and 32,416 Mcf, respectively, for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The increase in volumes of oil sold was primarily due to a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended June 30, 2001. The increase in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the purchasers on two significant wells during the three months ended June 30, 2001 and (ii) a positive prior period gas balancing adjustment on another significant well during the three months ended June 30, 2001. Average oil prices decreased to $26.29 per barrel for the three months ended June 30, 2001 from $28.05 per barrel for the three months ended June 30, 2000. Average gas prices increased to $4.39 per Mcf for the three months ended June 30, 2001 from $3.56 per Mcf for the three months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $55,390 (26.1%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on several wells during the three months ended June 30, 2001. As a percentage of oil and gas sales, these expenses decreased to 16.1% for the three months ended June 30, 2001 from 17.1% for the three months ended June 30, 2000.

      Depreciation, depletion, and amortization of oil and gas properties increased $13,772 (11.7%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily due to the increases in volumes of oil and gas sold. This increase was partially offset by upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. As a percentage of oil and gas sales, this expense decreased to 7.9% for the three months ended June 30, 2001 from 9.5% for the three months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 6.1% for the three months ended June 30, 2001 from 8.2% for the three months ended June 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

                                                Six Months Ended June 30,
                                                -------------------------
                                                   2001             2000
                                                ----------       ----------
      Oil and gas sales                         $3,403,123       $2,283,363
      Oil and gas production expenses           $  560,473       $  456,990
      Barrels produced                              31,623           30,272
      Mcf produced                                 507,390          550,702
      Average price/Bbl                         $    27.07       $    27.66
      Average price/Mcf                         $     5.02       $     2.63

      As shown in the table above, total oil and gas sales increased $1,119,760 (49.0%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Of this increase, approximately $1,215,000 was related to an increase in the average price of gas sold. This increase was partially offset by a decrease of approximately $114,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 1,351 barrels, while volumes of gas sold decreased 43,312 Mcf for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The decrease in volumes of gas sold was primarily due to positive prior period volume adjustments made by the purchasers on two significant wells during the six months ended June 30, 2000. This decrease was partially offset by
      (i) positive prior period volume adjustments made by the purchasers on two other significant wells during the six months ended June 30, 2001 and (ii) a positive prior period gas balancing adjustment on another significant well during the six months ended June 30, 2001. Average oil prices decreased to $27.07 per barrel for the six months ended June 30, 2001 from $27.66 per barrel for the six months ended June 30, 2000. Average gas prices increased to $5.02 per Mcf for the six months ended June 30, 2001 from $2.63 per Mcf for the six months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $103,483 (22.6%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 16.5% for the six months ended June 30, 2001 from 20.0% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $24,470 (9.2%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. As a percentage of oil and gas sales, this expense decreased to 7.1% for the six months ended June 30, 2001 from 11.7% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      General and administrative expenses decreased $13,164 (5.6%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 6.5% for the six months ended June 30, 2001 from 10.3% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2001  totaling   $41,565,371  or  111.68%  of  Limited  Partners'  capital
      contributions.

      II-H PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                  2001               2000
                                                --------           --------
      Oil and gas sales                         $395,727           $311,239
      Oil and gas production expenses           $ 64,682           $ 52,135
      Barrels produced                             4,094              3,225
      Mcf produced                                65,181             57,560
      Average price/Bbl                         $  26.28           $  28.05
      Average price/Mcf                         $   4.42           $   3.84

      As shown in the table above, total oil and gas sales increased $84,488 (27.1%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Of this increase, approximately $38,000 was related to an increase in the average price of gas sold and approximately $24,000 and $29,000, respectively, were related to increases in volumes of oil and gas sold. Volumes of oil and gas sold increased 869 barrels and 7,621 Mcf, respectively, for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The increase in volumes of oil sold was primarily due to a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended June 30, 2001. The increase in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the purchasers on two significant wells during the three months ended June 30, 2001 and (ii) a positive prior period gas balancing adjustment on another significant well during the three months ended June 30, 2001. Average oil prices decreased to $26.28 per barrel for the three months ended June 30, 2001 from $28.05 per barrel for the three months ended June 30, 2000. Average gas prices increased to $4.42 per Mcf for the three months ended June 30, 2001 from $3.84 per Mcf for the three months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $12,547 (24.1%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on several wells during the three months ended June 30, 2001. As a percentage of oil and gas sales, these expenses decreased to 16.3% for the three months ended June 30, 2001 from 16.8% for the three months ended June 30, 2000.

      Depreciation, depletion, and amortization of oil and gas properties increased $2,994 (10.8%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily due to the increases in volumes of oil and gas sold. This increase was partially offset by upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. As a percentage of oil and gas sales, this expense decreased to 7.8% for the three months ended June 30, 2001 from 8.9% for the three months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 6.5% for the three months ended June 30, 2001 from 8.2% for the three months ended June 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

                                                 Six Months Ended June 30,
                                                ---------------------------
                                                  2001               2000
                                                --------           --------
      Oil and gas sales                         $811,088           $533,848
      Oil and gas production expenses           $135,041           $110,456
      Barrels produced                             7,352              7,056
      Mcf produced                               121,447            130,233
      Average price/Bbl                         $  27.07           $  27.65
      Average price/Mcf                         $   5.04           $   2.60

      As shown in the table above, total oil and gas sales increased $277,240 (51.9%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Of this increase, approximately $296,000 was related to an increase in the average price of gas sold. Volumes of oil sold increased 296 barrels, while volumes of gas sold decreased 8,786 Mcf for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The decrease in volumes of gas sold was primarily due to positive prior period volume adjustments made by the purchasers on two significant wells during the six months ended June 30, 2000. This decrease was partially offset by (i) positive prior period volume adjustments made by the purchasers on two other significant wells during the six months ended June 30, 2001 and (ii) a positive prior period gas balancing adjustment on another significant well during the six months ended June 30, 2001. Average oil prices decreased to $27.07 per barrel for the six months ended June 30, 2001 from $27.65 per barrel for the six months ended June 30, 2000. Average gas prices increased to $5.04 per Mcf for the six months ended June 30, 2001 from $2.60 per Mcf for the six months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $24,585 (22.3%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 16.6% for the six months ended June 30, 2001 from 20.7% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $5,572 (8.9%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. As a percentage of oil and gas sales, this expense decreased to 7.0% for the six months ended June 30, 2001 from 11.7% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      General and administrative expenses increased $8,324 (14.3%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase was primarily due to a change in allocation of audit fees among the II-H Partnership and other affiliated partnerships. As a percentage of oil and gas sales, these expenses decreased to 8.2% for the six months ended June 30, 2001 from 10.9% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2001  totaling   $9,703,364  or  105.80%  of  Limited   Partners'  capital
      contributions.

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

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  August 14, 2001              By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  August 14, 2001        By:      /s/Patrick M. Hall
                                       --------------------------------
                                            (Signature)
                                            Patrick M. Hall
                                            Principal Accounting Officer