Form 10-Q
period 2001-09-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP II A; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-H; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-G; GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-B
filed 2001-11-13
CIK 824894, 854062, 851724, 850506, 842881, 833526, 833054, 826345

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001

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

                        Yes     X               No
                            ------                    ------

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 2001              2000
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  745,766       $1,070,734

   Accounts receivable:
      Oil and gas sales                           591,190        1,042,022
                                               ----------       ----------
        Total current assets                   $1,336,956       $2,112,756

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                2,745,658        2,827,525

DEFERRED CHARGE                                   813,560          813,560
                                               ----------       ----------
                                               $4,896,174       $5,753,841
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   93,999       $  169,414
   Gas imbalance payable                           92,583          103,856
                                               ----------       ----------
        Total current liabilities              $  186,582       $  273,270

ACCRUED LIABILITY                              $  242,152       $  252,704

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  300,190)     ($  333,839)
   Limited Partners, issued and
      outstanding, 484,283 units                4,767,630        5,561,706
                                               ----------       ----------
        Total Partners' capital                $4,467,440       $5,227,867
                                               ----------       ----------
                                               $4,896,174       $5,753,841
                                               ==========       ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001              2000
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,053,681        $1,458,416
   Interest income                                 6,991            11,819
   Gain on sale of oil and gas
      properties                                       -            95,992
                                              ----------        ----------
                                              $1,060,672        $1,566,227

COSTS AND EXPENSES:
   Lease operating                            $  364,417        $  223,242
   Production tax                                 55,963            86,546
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  89,150           118,226
   General and administrative
      (Note 2)                                   135,568           137,466
                                              ----------        ----------
                                              $  645,098        $  565,480
                                              ----------        ----------

NET INCOME                                    $  415,574        $1,000,747
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   48,882        $  109,533
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  366,692        $  891,214
                                              ==========        ==========
NET INCOME per unit                           $     0.76        $     1.84
                                              ==========        ==========
UNITS OUTSTANDING                                484,283           484,283
                                              ==========        ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001              2000
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $4,192,688        $4,104,104
   Interest income                                28,618            28,321
   Gain on sale of oil and gas
      properties                                   3,277            96,301
                                              ----------        ----------
                                              $4,224,583        $4,228,726

COSTS AND EXPENSES:
   Lease operating                            $  912,492        $  778,877
   Production tax                                251,644           226,639
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 252,927           377,304
   General and administrative
      (Note 2)                                   419,148           442,756
                                              ----------        ----------
                                              $1,836,211        $1,825,576
                                              ----------        ----------

NET INCOME                                    $2,388,372        $2,403,150
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  258,448        $  271,440
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $2,129,924        $2,131,710
                                              ==========        ==========
NET INCOME per unit                           $     4.40        $     4.40
                                              ==========        ==========
UNITS OUTSTANDING                                484,283           484,283
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)
                                                 2001              2000
                                             ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $2,388,372        $2,403,150
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               252,927           377,304
      Gain on sale of oil and gas
        properties                           (     3,277)      (    96,301)
      (Increase) decrease in accounts
        receivable - oil and gas sales           450,832       (   279,615)
      Increase in accounts receivable -
        related party                                  -       (       288)
      Decrease in accounts payable           (    75,415)      (    34,004)
      Decrease in gas imbalance payable      (    11,273)                -
      Decrease in accrued liability          (    10,552)                -
                                              ----------        ----------
Net cash provided by operating
   activities                                 $2,991,614        $2,370,246
                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($  171,060)      ($   63,108)
   Proceeds from sale of oil and
      gas properties                               3,277            60,623
                                              ----------        ----------
Net cash used by investing activities        ($  167,783)      ($    2,485)
                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($3,148,799)      ($2,032,618)
                                              ----------        ----------
Net cash used by financing activities        ($3,148,799)      ($2,032,618)
                                              ----------        ----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                          ($  324,968)       $  335,143

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         1,070,734           723,978
                                              ----------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  745,766        $1,059,121
                                              ==========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 2001              2000
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  299,398        $  714,162
   Accounts receivable:
      Oil and gas sales                          473,298           728,372
                                              ----------        ----------
        Total current assets                  $  772,696        $1,442,534

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,879,689         1,530,002

DEFERRED CHARGE                                  204,209           204,209
                                              ----------        ----------
                                              $2,856,594        $3,176,745
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   66,575        $  128,102
   Gas imbalance payable                          17,720            17,720
                                              ----------        ----------
        Total current liabilities             $   84,295        $  145,822

ACCRUED LIABILITY                             $   87,878        $   87,878

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  282,629)      ($  269,807)
   Limited Partners, issued and
      outstanding, 361,719 units               2,967,050         3,212,852
                                              ----------        ----------
        Total Partners' capital               $2,684,421        $2,943,045
                                              ----------        ----------
                                              $2,856,594        $3,176,745
                                              ==========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001              2000
                                               --------         ----------

REVENUES:
   Oil and gas sales                           $768,036         $  993,491
   Interest income                                3,791              9,327
   Gain on sale of oil and gas
      properties                                      -            248,695
                                               --------         ----------
                                               $771,827         $1,251,513

COSTS AND EXPENSES:
   Lease operating                             $240,385         $  152,996
   Production tax                                38,168             60,369
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 41,566             60,150
   General and administrative
      (Note 2)                                  101,505            102,926
                                               --------         ----------
                                               $421,624         $  376,441
                                               --------         ----------

NET INCOME                                     $350,203         $  875,072
                                               ========         ==========
GENERAL PARTNER - NET INCOME                   $ 38,382         $   45,694
                                               ========         ==========
LIMITED PARTNERS - NET INCOME                  $311,821         $  829,378
                                               ========         ==========
NET INCOME per unit                            $   0.86         $     2.30
                                               ========         ==========
UNITS OUTSTANDING                               361,719            361,719
                                               ========         ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                2001              2000
                                             ----------        ----------

REVENUES:
   Oil and gas sales                         $3,201,233        $2,859,162
   Interest income                               16,751            18,701
   Gain on sale of oil and gas
      properties                                      -           249,921
                                             ----------        ----------
                                             $3,217,984        $3,127,784

COSTS AND EXPENSES:
   Lease operating                           $  580,967        $  528,145
   Production tax                               174,774           161,364
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                143,145           196,773
   General and administrative
      (Note 2)                                  317,536           331,486
                                             ----------        ----------
                                             $1,216,422        $1,217,768
                                             ----------        ----------

NET INCOME                                   $2,001,562        $1,910,016
                                             ==========        ==========
GENERAL PARTNER - NET INCOME                 $  211,364        $  102,437
                                             ==========        ==========
LIMITED PARTNERS - NET INCOME                $1,790,198        $1,807,579
                                             ==========        ==========
NET INCOME per unit                          $     4.95        $     5.00
                                             ==========        ==========
UNITS OUTSTANDING                               361,719           361,719
                                             ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                  2001             2000
                                              ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $2,001,562       $1,910,016
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                143,145          196,773
      Gain on sale of oil and gas
        properties                                      -      (   249,921)
      (Increase) decrease in accounts
        receivable - oil and gas sales            255,074      (   195,423)
      Decrease in accounts payable            (    61,527)     (    33,791)
                                               ----------       ----------
Net cash provided by operating
   activities                                  $2,338,254       $1,627,654
                                               ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($  492,832)     ($   54,407)
   Proceeds from sale of oil and
      gas properties                                    -          250,747
                                               ----------       ----------
Net cash provided (used) by investing
   activities                                 ($  492,832)      $  196,340
                                               ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($2,260,186)     ($1,305,248)
                                               ----------       ----------
Net cash used by financing activities         ($2,260,186)     ($1,305,248)
                                               ----------       ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           ($  414,764)      $  518,746

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            714,162          372,838
                                               ----------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $  299,398       $  891,584
                                               ==========       ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 2001             2000
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  244,616       $  412,356
   Accounts receivable:
      Oil and gas sales                           202,134          350,577
                                               ----------       ----------
        Total current assets                   $  446,750       $  762,933

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  875,612          878,906

DEFERRED CHARGE                                   130,095          130,095
                                               ----------       ----------
                                               $1,452,457       $1,771,934
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   23,773       $   21,688
   Gas imbalance payable                           15,380           15,380
                                               ----------       ----------
        Total current liabilities              $   39,153       $   37,068

ACCRUED LIABILITY                              $   43,301       $   54,138

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  120,659)     ($  105,478)
   Limited Partners, issued and
      outstanding, 154,621 units                1,490,662        1,786,206
                                               ----------       ----------
        Total Partners' capital                $1,370,003       $1,680,728
                                               ----------       ----------
                                               $1,452,457       $1,771,934
                                               ==========       ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                2001              2000
                                              --------          --------

REVENUES:
   Oil and gas sales                          $329,733          $453,932
   Interest income                               2,521             3,539
   Gain on sale of oil and
      gas properties                            21,257            63,119
                                              --------          --------
                                              $353,511          $520,590

COSTS AND EXPENSES:
   Lease operating                            $ 80,280          $ 61,261
   Production tax                               18,702            31,711
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                23,270            29,172
   General and administrative
      (Note 2)                                  43,959            44,530
                                              --------          --------
                                              $166,211          $166,674
                                              --------          --------

NET INCOME                                    $187,300          $353,916
                                              ========          ========
GENERAL PARTNER - NET INCOME                  $ 20,573          $ 37,663
                                              ========          ========
LIMITED PARTNERS - NET INCOME                 $166,727          $316,253
                                              ========          ========
NET INCOME per unit                           $   1.08          $   2.04
                                              ========          ========
UNITS OUTSTANDING                              154,621           154,621
                                              ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001              2000
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,446,754        $1,315,347
   Interest income                                10,274             8,409
   Gain on sale of oil and
      gas properties                              21,996            68,179
                                              ----------        ----------
                                              $1,479,024        $1,391,935

COSTS AND EXPENSES:
   Lease operating                            $  220,769        $  220,670
   Production tax                                 92,946            82,539
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  74,607           102,356
   General and administrative
      (Note 2)                                   146,098           143,204
                                              ----------        ----------
                                              $  534,420        $  548,769
                                              ----------        ----------

NET INCOME                                    $  944,604        $  843,166
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  100,148        $   92,688
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  844,456        $  750,478
                                              ==========        ==========
NET INCOME per unit                           $     5.46        $     4.85
                                              ==========        ==========
UNITS OUTSTANDING                                154,621           154,621
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)
                                                    2001            2000
                                                ------------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $  944,604       $843,166
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                   74,607        102,356
      Gain on sale of oil and gas
        properties                              (    21,996)     (  68,179)
      (Increase) decrease in accounts
        receivable - oil and gas sales              148,443      (  78,128)
      Increase in accounts receivable -
        related party                                     -      (     187)
      Increase (decrease) in accounts
        payable                                       2,085      (  15,100)
      Decrease in accrued liability             (    10,837)             -
                                                 ----------       --------
Net cash provided by operating
   activities                                    $1,136,906       $783,928
                                                 ----------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($   71,313)     ($ 23,347)
   Proceeds from sale of oil and
      gas properties                                 21,996         45,669
                                                 ----------       --------
Net cash provided (used) by
   investing activities                         ($   49,317)      $ 22,322
                                                 ----------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($1,255,329)     ($678,908)
                                                 ----------       --------
Net cash used by financing
   activities                                   ($1,255,329)     ($678,908)
                                                 ----------       --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             ($  167,740)      $127,342

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              412,356        204,820
                                                 ----------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $  244,616       $332,162
                                                 ==========       ========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 2001              2000
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  483,074       $1,432,990
   Accounts receivable:
      Oil and gas sales                           378,757          703,180
                                               ----------       ----------
        Total current assets                   $  861,831       $2,136,170

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,649,794        1,737,343

DEFERRED CHARGE                                   387,772          397,689
                                               ----------       ----------
                                               $2,899,397       $4,271,202
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   67,898       $   54,672
   Gas imbalance payable                           74,121           74,121
                                               ----------       ----------
        Total current liabilities              $  142,019       $  128,793

ACCRUED LIABILITY                              $  161,617       $  154,927

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  236,338)     ($  180,437)
   Limited Partners, issued and
      outstanding, 314,878 units                2,832,099        4,167,919
                                               ----------       ----------
        Total Partners' capital                $2,595,761       $3,987,482
                                               ----------       ----------
                                               $2,899,397       $4,271,202
                                               ==========       ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                  2001             2000
                                                --------        ----------

REVENUES:
   Oil and gas sales                            $658,006        $  874,480
   Interest income                                 5,682             8,628
   Gain on sale of oil and gas
      properties                                  24,457           273,833
                                                --------        ----------
                                                $688,145        $1,156,941

COSTS AND EXPENSES:
   Lease operating                              $267,466        $  155,260
   Production tax                                 41,766            70,292
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  47,561            51,622
   General and administrative
      (Note 2)                                    88,360            89,590
                                                --------        ----------
                                                $445,153        $  366,764
                                                --------        ----------

NET INCOME                                      $242,992        $  790,177
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $ 28,012        $   82,801
                                                ========        ==========
LIMITED PARTNERS - NET INCOME                   $214,980        $  707,376
                                                ========        ==========
NET INCOME per unit                             $   0.68        $     2.24
                                                ========        ==========
UNITS OUTSTANDING                                314,878           314,878
                                                ========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001              2000
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $3,099,117        $2,573,031
   Interest income                                28,518            20,686
   Gain on sale of oil and gas
      properties                                  32,619           280,809
                                              ----------        ----------
                                              $3,160,254        $2,874,526

COSTS AND EXPENSES:
   Lease operating                            $  648,566        $  522,479
   Production tax                                207,915           185,000
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 141,449           188,290
   General and administrative
      (Note 2)                                   278,925           288,797
                                              ----------        ----------
                                              $1,276,855        $1,184,566
                                              ----------        ----------

NET INCOME                                    $1,883,399        $1,689,960
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  198,219        $  183,874
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,685,180        $1,506,086
                                              ==========        ==========
NET INCOME per unit                           $     5.35        $     4.78
                                              ==========        ==========
UNITS OUTSTANDING                                314,878           314,878
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)
                                                    2001           2000
                                                ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $1,883,399     $1,689,960
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  141,449        188,290
      Gain on sale of oil and gas
        properties                              (    32,619)   (   280,809)
      (Increase) decrease in accounts
        receivable - oil and gas sales              324,423    (   161,219)
      Increase in accounts receivable -
        related party                                     -    (     1,961)
      Decrease in deferred charge                     9,917              -
      Increase (decrease) in accounts
        payable                                      13,226    (    21,693)
      Increase in accrued liability                   6,690              -
                                                 ----------     ----------
Net cash provided by operating
   activities                                    $2,346,485     $1,412,568
                                                 ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($   53,900)   ($    4,762)
   Proceeds from sale of oil and
      gas properties                                 32,619         42,573
                                                 ----------     ----------
Net cash provided (used) by investing
   activities                                   ($   21,281)    $   37,811
                                                 ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($3,275,120)   ($1,355,615)
                                                 ----------     ----------
Net cash used by financing activities           ($3,275,120)   ($1,355,615)
                                                 ----------     ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             ($  949,916)    $   94,764

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            1,432,990        547,528
                                                 ----------     ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $  483,074     $  642,292
                                                 ==========     ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 2001              2000
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  336,197        $  511,025
   Accounts receivable:
      Oil and gas sales                          286,181           541,215
                                              ----------        ----------
        Total current assets                  $  622,378        $1,052,240

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,537,115         1,652,204

DEFERRED CHARGE                                  204,138           204,138
                                              ----------        ----------
                                              $2,363,631        $2,908,582
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   36,613        $   29,489
   Gas imbalance payable                          22,545            22,545
                                              ----------        ----------
        Total current liabilities             $   59,158        $   52,034

ACCRUED LIABILITY                             $   25,987        $   35,904

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  149,713)      ($  133,047)
   Limited Partners, issued and
      outstanding, 228,821 units               2,428,199         2,953,691
                                              ----------        ----------
        Total Partners' capital               $2,278,486        $2,820,644
                                              ----------        ----------
                                              $2,363,631        $2,908,582
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                2001              2000
                                              --------          --------

REVENUES:
   Oil and gas sales                          $484,770          $823,961
   Interest income                               3,607             5,971
   Gain on sale of oil and gas
      properties                                     -           149,218
                                              --------          --------
                                              $488,377          $979,150

COSTS AND EXPENSES:
   Lease operating                            $132,377          $ 85,972
   Production tax                               35,337            59,685
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                47,645            82,277
   General and administrative
      (Note 2)                                  64,579            65,448
                                              --------          --------
                                              $279,938          $293,382
                                              --------          --------

NET INCOME                                    $208,439          $685,768
                                              ========          ========
GENERAL PARTNER - NET INCOME                  $ 24,772          $ 75,385
                                              ========          ========
LIMITED PARTNERS - NET INCOME                 $183,667          $610,383
                                              ========          ========
NET INCOME per unit                           $   0.80          $   2.66
                                              ========          ========
UNITS OUTSTANDING                              228,821           228,821
                                              ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001              2000
                                             ------------       ----------

REVENUES:
   Oil and gas sales                          $2,175,380        $1,994,401
   Interest income                                15,437            15,544
   Gain (loss) on sale of oil and
      gas properties                         (       999)          154,694
                                              ----------        ----------
                                              $2,189,818        $2,164,639

COSTS AND EXPENSES:
   Lease operating                            $  349,267        $  298,068
   Production tax                                160,903           130,784
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 144,348           236,050
   General and administrative
      (Note 2)                                   207,571           210,667
                                              ----------        ----------
                                              $  862,089        $  875,569
                                              ----------        ----------

NET INCOME                                    $1,327,729        $1,289,070
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  144,221        $  148,597
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,183,508        $1,140,473
                                              ==========        ==========
NET INCOME per unit                           $     5.17        $     4.98
                                              ==========        ==========
UNITS OUTSTANDING                                228,821           228,821
                                              ==========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                  2001             2000
                                              ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $1,327,729       $1,289,070
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                144,348          236,050
      (Gain) loss on sale of oil and gas
        properties                                    999      (   154,694)
      (Increase) decrease in accounts
        receivable - oil and gas sales            255,034      (   189,329)
      Increase (decrease) in accounts
        payable                                     7,124      (    18,304)
      Decrease in gas imbalance payable                 -      (   113,594)
      Decrease in accrued liability           (     9,917)               -
                                               ----------       ----------
Net cash provided by operating
   activities                                  $1,725,317       $1,049,199
                                               ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($   30,258)     ($   12,770)
   Proceeds from sale of oil and
      gas properties                                    -          159,139
                                               ----------       ----------
Net cash provided (used) by investing
   activities                                 ($   30,258)      $  146,369
                                               ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($1,869,887)     ($  981,757)
                                               ----------       ----------
Net cash used by financing activities         ($1,869,887)     ($  981,757)
                                               ----------       ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           ($  174,828)      $  213,811

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            511,025          450,833
                                               ----------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $  336,197       $  664,644
                                               ==========       ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 2001              2000
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  356,429       $  441,154
   Accounts receivable:
      Oil and gas sales                           285,856          440,181
                                               ----------       ----------
        Total current assets                   $  642,285       $  881,335

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,497,328        1,597,803

DEFERRED CHARGE                                    32,237           34,659
                                               ----------       ----------
                                               $2,171,850       $2,513,797
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   25,438       $   21,902
   Gas imbalance payable                            7,439            7,439
                                               ----------       ----------
        Total current liabilities              $   32,877       $   29,341

ACCRUED LIABILITY                              $   12,341       $   12,341

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  113,888)     ($  101,577)
   Limited Partners, issued and
      outstanding, 171,400 units                2,240,520        2,573,692
                                               ----------       ----------
        Total Partners' capital                $2,126,632       $2,472,115
                                               ----------       ----------
                                               $2,171,850       $2,513,797
                                               ==========       ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                  2001              2000
                                                --------          --------

REVENUES:
   Oil and gas sales                            $501,038          $582,555
   Interest income                                 3,637             4,306
   Gain on sale of oil and
      gas properties                                   -            33,624
                                                --------          --------
                                                $504,675          $620,485

COSTS AND EXPENSES:
   Lease operating                              $101,737          $ 49,261
   Production tax                                 35,720            41,490
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  54,544            55,619
   General and administrative
      (Note 2)                                    48,358            49,023
                                                --------          --------
                                                $240,359          $195,393
                                                --------          --------

NET INCOME                                      $264,316          $425,092
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 30,977          $ 47,084
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $233,339          $378,008
                                                ========          ========
NET INCOME per unit                             $   1.36          $   2.20
                                                ========          ========
UNITS OUTSTANDING                                171,400           171,400
                                                ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                   2001              2000
                                               ------------       ----------

REVENUES:
   Oil and gas sales                            $2,100,752        $1,658,278
   Interest income                                  13,586            10,988
   Gain (loss) on sale of oil and
      gas properties                           (     1,162)           51,336
                                                ----------        ----------
                                                $2,113,176        $1,720,602

COSTS AND EXPENSES:
   Lease operating                              $  257,341        $  192,158
   Production tax                                  142,175           111,350
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   168,457           179,439
   General and administrative
      (Note 2)                                     158,947           157,414
                                                ----------        ----------
                                                $  726,920        $  640,361
                                                ----------        ----------

NET INCOME                                      $1,386,256        $1,080,241
                                                ==========        ==========
GENERAL PARTNER - NET INCOME                    $  152,428        $  123,075
                                                ==========        ==========
LIMITED PARTNERS - NET INCOME                   $1,233,828        $  957,166
                                                ==========        ==========
NET INCOME per unit                             $     7.20        $     5.58
                                                ==========        ==========
UNITS OUTSTANDING                                  171,400           171,400
                                                ==========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001              2000
                                             ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $1,386,256        $1,080,241
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               168,457           179,439
      (Gain) loss on sale of oil and
        gas properties                             1,162       (    51,336)
      (Increase) decrease in accounts
        receivable - oil and gas sales           154,325       (   113,807)
      Decrease in deferred charge                  2,422                 -
      Increase (decrease) in accounts
        payable                                    3,536       (     3,353)
                                              ----------        ----------
Net cash provided by operating
   activities                                 $1,716,158        $1,091,184
                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($   69,144)      ($   24,102)
   Proceeds from sale of oil and
      gas properties                                   -            57,452
                                              ----------        ----------
Net cash provided (used) by
   investing activities                      ($   69,144)       $   33,350
                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($1,731,739)      ($  971,057)
                                              ----------        ----------
Net cash used by financing
   activities                                ($1,731,739)      ($  971,057)
                                              ----------        ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                          ($   84,725)       $  153,477

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           441,154           280,098
                                              ----------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  356,429        $  433,575
                                              ==========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 2001              2000
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  826,313       $  934,304
   Accounts receivable:
      Oil and gas sales                           606,412          935,211
                                               ----------       ----------
        Total current assets                   $1,432,725       $1,869,515

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                3,228,957        3,439,338

DEFERRED CHARGE                                    71,612           76,673
                                               ----------       ----------
                                               $4,733,294       $5,385,526
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   54,137       $   47,021
   Gas imbalance payable                           16,142           16,142
                                               ----------       ----------
        Total current liabilities              $   70,279       $   63,163

ACCRUED LIABILITY                              $   31,272       $   31,272

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  167,338)     ($  212,913)
   Limited Partners, issued and
      outstanding, 372,189 units                4,799,081        5,504,004
                                               ----------       ----------
        Total Partners' capital                $4,631,743       $5,291,091
                                               ----------       ----------
                                               $4,733,294       $5,385,526
                                               ==========       ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001              2000
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,061,074        $1,237,877
   Interest income                                 7,986             9,322
   Gain on sale of oil and
      gas properties                                   -            70,733
                                              ----------        ----------
                                              $1,069,060        $1,317,932

COSTS AND EXPENSES:
   Lease operating                            $  216,342        $  105,927
   Production tax                                 75,811            88,131
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 116,244           119,300
   General and administrative
      (Note 2)                                   104,154           105,629
                                              ----------        ----------
                                              $  512,551        $  418,987
                                              ----------        ----------

NET INCOME                                    $  556,509        $  898,945
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   65,314        $   99,700
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  491,195        $  799,245
                                              ==========        ==========
NET INCOME per unit                           $     1.32        $     2.15
                                              ==========        ==========
UNITS OUTSTANDING                                372,189           372,189
                                              ==========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001              2000
                                             ------------       ----------

REVENUES:
   Oil and gas sales                          $4,464,197        $3,521,240
   Interest income                                29,403            24,457
   Gain (loss) on sale of oil and
      gas properties                         (     2,735)          107,819
                                              ----------        ----------
                                              $4,490,865        $3,653,516

COSTS AND EXPENSES:
   Lease operating                            $  549,459        $  412,470
   Production tax                                303,167           238,578
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 359,077           386,603
   General and administrative
      (Note 2)                                   325,325           339,964
                                              ----------        ----------
                                              $1,537,028        $1,377,615
                                              ----------        ----------

NET INCOME                                    $2,953,837        $2,275,901
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  324,760        $  259,939
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $2,629,077        $2,015,962
                                              ==========        ==========
NET INCOME per unit                           $     7.06        $     5.42
                                              ==========        ==========
UNITS OUTSTANDING                                372,189           372,189
                                              ==========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                  2001             2000
                                              ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $2,953,837       $2,275,901
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                359,077          386,603
      (Gain) loss on sale of oil and gas
        properties                                  2,735      (   107,819)
      (Increase) decrease in accounts
        receivable - oil and gas sales            328,799      (   244,646)
      Decrease in deferred charge                   5,061                -
      Increase (decrease) in accounts
        payable                                     7,116      (     7,434)
                                               ----------       ----------
Net cash provided by operating
   activities                                  $3,656,625       $2,302,605
                                               ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($  151,431)     ($   50,404)
   Proceeds from sale of oil and
      gas properties                                    -          121,216
                                               ----------       ----------
Net cash provided (used) by
   investing activities                       ($  151,431)      $   70,812
                                               ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($3,613,185)     ($2,087,904)
                                               ----------       ----------
Net cash used by financing
   activities                                 ($3,613,185)     ($2,087,904)
                                               ----------       ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           ($  107,991)      $  285,513

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            934,304          633,816
                                               ----------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $  826,313       $  919,329
                                               ==========       ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 2001              2000
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  175,906       $  229,651
   Accounts receivable:
      Oil and gas sales                           143,745          223,004
                                               ----------       ----------
        Total current assets                   $  319,651       $  452,655

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  761,008          807,844

DEFERRED CHARGE                                    16,599           17,788
                                               ----------       ----------
                                               $1,097,258       $1,278,287
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   13,237       $   11,405
   Gas imbalance payable                            3,993            3,993
                                               ----------       ----------
        Total current liabilities              $   17,230       $   15,398

ACCRUED LIABILITY                              $    6,007       $    6,007

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   62,605)     ($   54,632)
   Limited Partners, issued and
      outstanding, 91,711 units                 1,136,626        1,311,514
                                               ----------       ----------
        Total Partners' capital                $1,074,021       $1,256,882
                                               ----------       ----------
                                               $1,097,258       $1,278,287
                                               ==========       ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                  2001              2000
                                                --------          --------

REVENUES:
   Oil and gas sales                            $251,762          $295,563
   Interest income                                 1,783             2,217
   Gain on sale of oil and
      gas properties                                   -            16,544
                                                --------          --------
                                                $253,545          $314,324

COSTS AND EXPENSES:
   Lease operating                              $ 53,145          $ 25,934
   Production tax                                 18,093            21,051
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  27,196            28,162
   General and administrative
      (Note 2)                                    26,208            26,549
                                                --------          --------
                                                $124,642          $101,696
                                                --------          --------

NET INCOME                                      $128,903          $212,628
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 15,160          $ 11,647
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $113,743          $200,981
                                                ========          ========
NET INCOME per unit                             $   1.24          $   2.20
                                                ========          ========
UNITS OUTSTANDING                                 91,711            91,711
                                                ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001               2000
                                             ------------         --------

REVENUES:
   Oil and gas sales                          $1,062,850          $829,411
   Interest income                                 6,688             5,698
   Gain (loss) on sale of oil and
      gas properties                         (       766)           25,142
                                              ----------          --------
                                              $1,068,772          $860,251

COSTS AND EXPENSES:
   Lease operating                            $  133,615          $100,340
   Production tax                                 72,664            57,101
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  84,038            90,576
   General and administrative
      (Note 2)                                    92,892            84,909
                                              ----------          --------
                                              $  383,209          $332,926
                                              ----------          --------

NET INCOME                                    $  685,563          $527,325
                                              ==========          ========
GENERAL PARTNER - NET INCOME                  $   75,451          $ 29,704
                                              ==========          ========
LIMITED PARTNERS - NET INCOME                 $  610,112          $497,621
                                              ==========          ========
NET INCOME per unit                           $     6.65          $   5.43
                                              ==========          ========
UNITS OUTSTANDING                                 91,711            91,711
                                              ==========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                  2001               2000
                                               ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $685,563           $527,325
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                84,038             90,576
      (Gain) loss on sale of oil and gas
        properties                                   766          (  25,142)
      (Increase) decrease in accounts
        receivable - oil and gas sales            79,259          (  58,891)
      Decrease in deferred charge                  1,189                  -
      Increase (decrease) in accounts
        payable                                    1,832          (   1,964)
                                                --------           --------
Net cash provided by operating
   activities                                   $852,647           $531,904
                                                --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 37,968)         ($ 11,658)
   Proceeds from sale of oil and
      gas properties                                   -             28,502
                                                --------           --------
Net cash provided (used) by investing
   activities                                  ($ 37,968)          $ 16,844
                                                --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($868,424)         ($466,536)
                                                --------           --------
Net cash used by financing activities          ($868,424)         ($466,536)
                                                --------           --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 53,745)          $ 82,212

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           229,651            147,018
                                                --------           --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $175,906           $229,230
                                                ========           ========



         The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
             CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of September 30, 2001, combined statements of operations for the three and nine months ended September 30, 2001 and 2000, and combined statements of cash flows for the nine months ended September 30, 2001 and 2000 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a
      "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at September 30, 2001, the combined results of operations for the three and nine months ended September 30, 2001 and 2000, and the combined cash flows for the nine months ended September 30, 2001 and 2000.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2000. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended September 30, 2001, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               II-A                   $8,125                 $127,443
               II-B                    6,315                   95,190
               II-C                    3,270                   40,689
               II-D                    5,497                   82,863
               II-E                    4,363                   60,216
               II-F                    3,253                   45,105
               II-G                    6,210                   97,944
               II-H                    2,073                   24,135

      During the nine months ended September 30, 2001, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               II-A                  $36,819                 $382,329
               II-B                   31,966                  285,570
               II-C                   24,031                  122,067
               II-D                   30,336                  248,589
               II-E                   26,923                  180,648
               II-F                   23,632                  135,315
               II-G                   31,493                  293,832
               II-H                   20,487                   72,405

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 2001 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures for new wells or well recompletion or workovers, however, may reduce or eliminate cash available for a particular quarterly distribution. During the nine months ended September 30, 2001, capital expenditures for the II-A, II-B, and II-C Partnerships totaled $171,060, $492,832, and $71,313, respectively. These expenditures were primarily due to the drilling of three development wells located in Kern County, California. The II-A, II-B, and II-C Partnerships own working interests of approximately 3.9%, 16.2%, and 2.4%, respectively, in these wells.

      The II-B and II-E Partnerships' Statements of Cash Flows for the nine months ended September 30, 2000 include proceeds from the sale of certain oil and gas properties during the third quarter of 2000. These proceeds were included in these Partnerships' cash distributions paid in November 2000.

      Pursuant to the terms of the Partnerships' partnership agreements (the "Partnership Agreements"), the Partnerships are scheduled to terminate on December 31, 2001. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner currently intends to extend the terms of the Partnerships for their first two year extension period.


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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Partnerships' gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Gas prices in late 2000 and early 2001 were significantly higher than the Partnerships' historical average. This was attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999. In the last several months, however, spot gas prices have substantially declined. A weakening economy and recent terrorist activities may result in additional downward pricing pressure. It is not possible to accurately predict future pricing direction.

      II-A PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                   2001              2000
                                                ----------       ----------
      Oil and gas sales                         $1,053,681       $1,458,416
      Oil and gas production expenses           $  420,380       $  309,788
      Barrels produced                              16,056           18,650
      Mcf produced                                 229,824          242,776
      Average price/Bbl                         $    24.82       $    27.44
      Average price/Mcf                         $     2.85       $     3.90

      As shown in the table above, total oil and gas sales decreased $404,735 (27.8%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Of this decrease, approximately (i) $42,000 and $241,000, respectively, were related to decreases in the average prices of oil and gas sold and (ii) $71,000 and $51,000, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 2,594 barrels and 12,952 Mcf, respectively, for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The decrease in volumes of oil sold was primarily due to normal declines in production. Average oil and gas prices decreased to $24.82 per barrel and $2.85 per Mcf, respectively, for the three months ended September 30, 2001 from $27.44 per barrel and $3.90 per Mcf, respectively, for the three months ended September 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $110,592 (35.7%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This increase was primarily due to (i) workover expenses incurred on several wells during the three months ended September 30, 2001 and (ii) positive prior period lease operating expense adjustments made by the operators on several other wells during the three months ended September 30, 2001. These increases were partially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 39.9% for the three months ended September 30, 2001 from 21.2% for the three months ended September 30, 2000. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold and the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $29,076 (24.6%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This decrease was primarily due to the decreases in volumes of oil and gas sold and upward revisions in the estimates of remaining gas reserves at December 31, 2000. As a percentage of oil and gas sales, this expense increased to 8.5% for the three months ended September 30, 2001 from 8.1% for the three months ended September 30, 2000.

      General and administrative expenses decreased $1,898 (1.4%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. As a percentage of oil and gas sales, these expenses increased to 12.9% for the three months ended September 30, 2001 from 9.4% for the three months ended September 30, 2000. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                     2001           2000
                                                  ----------     ----------
      Oil and gas sales                           $4,192,688     $4,104,104
      Oil and gas production expenses             $1,164,136     $1,005,516
      Barrels produced                                53,356         60,076
      Mcf produced                                   605,205        771,454
      Average price/Bbl                           $    25.44     $    27.21
      Average price/Mcf                           $     4.68     $     3.20

      As shown in the table above, total oil and gas sales increased $88,584 (2.2%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Of this increase, approximately $898,000 was related to an increase in the average price of gas sold. This increase was partially offset by decreases of approximately $183,000 and $532,000, respectively, related to decreases in volumes of oil and gas sold and approximately $94,000 related to a decrease in the average price of oil sold. Volumes of oil and gas sold decreased 6,720 barrels and 166,249 Mcf, respectively, for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to (i) a negative prior period gas balancing adjustment on one significant well during the nine months ended September 30, 2001 and (ii) normal declines in production. Average oil prices decreased to $25.44 per barrel for the nine months ended September 30, 2001 from $27.21 per barrel for the nine months ended September 30, 2000. Average gas prices increased to $4.68 per Mcf for the nine months ended September 30, 2001 from $3.20 per Mcf for the nine months ended September 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $158,620 (15.8%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This increase was primarily due to (i) workover expenses incurred on several wells during the nine months ended September 30, 2001, (ii) positive prior period lease operating expense adjustments made by the operators on several other wells during the nine months ended September 30, 2001, and (iii) an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold As a percentage of oil and gas sales, these expenses increased to 27.8% for the nine months ended September 30, 2001 from 24.5% for the nine months ended September 30, 2000. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $124,377 (33.0%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This decrease was primarily due to the decreases in volumes of oil and gas sold and upward revisions in the estimates of remaining gas reserves at December 31, 2000. As a percentage of oil and gas sales, this expense decreased to 6.0% for the nine months ended September 30, 2001 from 9.2% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $23,608 (5.3%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 10.0% for the nine months ended September 30, 2001 from 10.8% for the nine months ended September 30, 2000.

      The Limited Partners have received cash distributions through September 30, 2001 totaling $53,687,357 or 110.86% of the Limited Partners' capital contributions.

      II-B PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                  2001             2000
                                                --------         --------
      Oil and gas sales                         $768,036         $993,491
      Oil and gas production expenses           $278,553         $213,365
      Barrels produced                            10,958           12,436
      Mcf produced                               133,773          169,234
      Average price/Bbl                         $  25.59         $  27.16
      Average price/Mcf                         $   3.65         $   3.87

      As shown in the table above, total oil and gas sales decreased $225,455 (22.7%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Of this decrease, approximately $40,000 and $137,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $31,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 1,478 barrels and 35,461 Mcf, respectively, for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The decrease in volumes of oil sold was primarily due to (i) the sale of several wells during mid 2000 and (ii) normal declines in production. These decreases were partially offset by the successful completion of three new wells during early 2001. The decrease in volumes of gas sold was primarily due to (i) negative prior period volume adjustments made on several wells during the three months ended September 30, 2001 and (ii) normal declines in production. Average oil and gas prices decreased to $25.59 per barrel and $3.65 per Mcf, respectively, for the three months ended September 30, 2001 from $27.16 per barrel and $3.87 per Mcf, respectively, for the three months ended September 30, 2000.

      As discussed in Liquidity and Capital Resources above, the II-B Partnership sold certain oil and gas properties during the three months ended September 30, 2000 and recognized a $248,695 gain on such sales. No such sales occurred during the three months ended September 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $65,188 (30.6%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This increase was primarily due to (i) positive prior period lease operating expense adjustments made by the operators on several wells during the three months ended September 30, 2001 and (ii) workover expenses incurred on several wells during the three months ended September 30, 2001. These increases were partially offset by (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 36.3% for the three months ended September 30, 2001 from 21.5% for the three months ended September 30, 2000. This percentage increase was primarily due to the dollar increase in oil and gas production expenses and the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $18,584 (30.9%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This decrease was primarily due to the decreases in volumes of oil and gas sold and upward revisions in the estimates of remaining gas reserves at December 31, 2000. As a percentage of oil and gas sales, this expense decreased to 5.4% for the three months ended September 30, 2001 from 6.1% for the three months ended September 30, 2000. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $1,421 (1.4%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. As a percentage of oil and gas sales, these expenses increased to 13.2% for the three months ended September 30, 2001 from 10.4% for the three months ended September 30, 2000. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                   2001             2000
                                                ----------       ----------
      Oil and gas sales                         $3,201,233       $2,859,162
      Oil and gas production expenses           $  755,741       $  689,509
      Barrels produced                              40,089           41,378
      Mcf produced                                 446,563          549,461
      Average price/Bbl                         $    25.72       $    27.17
      Average price/Mcf                         $     4.86       $     3.16

      As shown in the table above, total oil and gas sales increased $342,071 (12.0%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Of this increase, approximately $760,000 was related to an increase in the average price of gas sold. This increase was partially offset by decreases of approximately $35,000 and $325,000, respectively, related to decreases in volumes of oil and gas sold and approximately $58,000 related to a decrease in the average price of oil sold. Volumes of oil and gas sold decreased 1,289 barrels and 102,898 Mcf, respectively, for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The decrease in volumes of oil sold was primarily due to (i) the sale of several wells during mid 2000 and (ii) normal declines in production. These decreases were partially offset by (i) the successful completion of three new wells during early 2001 and (ii) a positive prior period volume adjustment made by the operator on one significant well during the nine months ended September 30, 2001. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) negative prior period volume adjustments made on several wells during the nine months ended September 30, 2001, and (iii) the shutting-in of two significant wells in order to perform repairs and maintenance during the nine months ended September 30, 2001. Average oil prices decreased to $25.72 per barrel for the nine months ended September 30, 2001 from $27.17 per barrel for the nine months ended September 30, 2000. Average gas prices increased to $4.86 per Mcf for the nine months ended September 30, 2001 from $3.16 per Mcf for the nine months ended September 30, 2000.

      As discussed in Liquidity and Capital Resources above, the II-B Partnership sold certain oil and gas properties during the nine months ended September 30, 2000 and recognized a $249,921 gain on such sales. No such sales occurred during the nine months ended September 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $66,232 (9.6%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This increase was primarily due to (i) positive prior period lease operating expense adjustments made by the operators on several wells during the nine months ended September 30, 2001, (ii) workover expenses incurred on several wells during the nine months ended September 30, 2001, and (iii) an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by (i) a decrease in lease operating expenses associated with the decrease in volumes of oil and gas sold, (ii) the sale of several wells during mid 2000, and (iii) a decrease in lease operating environmental expenses on a waterflood unit during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 23.6% for the nine months ended September 30, 2001 from 24.1% for the nine months ended September 30, 2000.

      Depreciation, depletion, and amortization of oil and gas properties decreased $53,628 (27.3%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This decrease was primarily due to the decreases in volumes of oil and gas sold and upward revisions in the estimates of remaining gas reserves at December 31, 2000. As a percentage of oil and gas sales, this expense decreased to 4.5% for the nine months ended September 30, 2001 from 6.9% for the nine months ended September 30, 2000. This percentage decrease was primarily due the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $13,950 (4.2%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 9.9% for the nine months ended September 30, 2001 from 11.6% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2001 totaling $39,041,916 or 107.93% of the Limited Partners' capital contributions.

      II-C PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                    2001             2000
                                                  --------         --------
      Oil and gas sales                           $329,733         $453,932
      Oil and gas production expenses             $ 98,982         $ 92,972
      Barrels produced                               3,401            3,919
      Mcf produced                                  73,930           85,201
      Average price/Bbl                           $  25.73         $  28.81
      Average price/Mcf                           $   3.28         $   4.00

      As shown in the table above, total oil and gas sales decreased $124,199 (27.4%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Of this decrease, approximately $54,000 was related to a decrease in the average price of gas sold and approximately $15,000 and $45,000, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 518 barrels and 11,271 Mcf, respectively, for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The decrease in volumes of oil sold was primarily due to (i) the sale of several wells during mid 2000 and (ii) normal declines in production. The decrease in volumes of gas sold was primarily due to
      (i) negative prior period volume adjustments made on two significant wells during the three months ended September 30, 2001 and (ii) normal declines in production. These decreases were partially offset by a negative prior period volume adjustment made by the operator on another significant well during the three months ended September 30, 2000. Average oil and gas prices decreased to $25.73 per barrel and $3.28 per Mcf, respectively, for the three months ended September 30, 2001 from $28.81 per barrel and $4.00 per Mcf, respectively, for the three months ended September 30, 2000.

      The II-C Partnership sold certain oil and gas properties during the three months ended September 30, 2001 and recognized a $21,257 gain on such sales. Sales of oil and gas properties during the three months ended September 30, 2000 resulted in the II-C Partnership recognizing similar gains totaling $63,119.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $6,010 (6.5%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. As a percentage of oil and gas sales, these expenses increased to 30.0% for the three months ended September 30, 2001 from 20.5% for the three months ended September 30, 2000. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $5,902 (20.2%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 7.1% for the three months ended September 30, 2001 from 6.4% for the three months ended September 30, 2000. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses decreased $571 (1.3%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. As a percentage of oil and gas sales, these expenses increased to 13.3% for the three months ended September 30, 2001 from 9.8% for the three months ended September 30, 2000. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                     2001           2000
                                                  ----------     ----------
      Oil and gas sales                           $1,446,754     $1,315,347
      Oil and gas production expenses             $  313,715     $  303,209
      Barrels produced                                10,944         12,808
      Mcf produced                                   236,794        304,601
      Average price/Bbl                           $    25.78     $    27.36
      Average price/Mcf                           $     4.92     $     3.17

      As shown in the table above, total oil and gas sales increased $131,407 (10.0%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Of this increase, approximately $414,000 was related to an increase in the average price of gas sold. This increase was partially offset by decreases of approximately $51,000 and $215,000, respectively, related to decreases in volumes of oil and gas sold and approximately $17,000 related to a decrease in the average price of oil sold. Volumes of oil and gas sold decreased 1,864 barrels and 67,807 Mcf, respectively, for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The decrease in volumes of oil sold was primarily due to (i) the sale of several wells during mid 2000 and (ii) normal declines in production. The decrease in volumes of gas sold was primarily due to (i) a negative gas balancing adjustment on one significant well during the nine months ended September 30, 2001, (ii) a positive prior period volume adjustment made by the operator on another significant well during the nine months ended September 30, 2000, and (iii) normal declines in production. Average oil prices decreased to $25.78 per barrel for the nine months ended September 30, 2001 from $27.36 per barrel for the nine months ended September 30, 2000. Average gas prices increased to $4.92 per Mcf for the nine months ended September 30, 2001 from $3.17 per Mcf for the nine months ended September 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $10,506 (3.5%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 21.7% for the nine months ended September 30, 2001 from 23.1% for the nine months ended September 30, 2000.

      Depreciation, depletion, and amortization of oil and gas properties decreased $27,749 (27.1%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 5.2% for the nine months ended September 30, 2001 from 7.8% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $2,894 (2.0%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 10.1% for the nine months ended September 30, 2001 from 10.9% for the nine months ended September 30, 2000.

      The Limited Partners have received cash distributions through September 30, 2001 totaling $17,943,686 or 116.05% of the Limited Partners' capital contributions.

      II-D PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                  2001               2000
                                                --------           --------
      Oil and gas sales                         $658,006           $874,480
      Oil and gas production expenses           $309,232           $225,552
      Barrels produced                             3,920              9,279
      Mcf produced                               183,262            153,609
      Average price/Bbl                         $  25.25           $  28.89
      Average price/Mcf                         $   3.05           $   3.95

      As shown in the table above, total oil and gas sales decreased $216,474 (24.8%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Of this decrease, approximately $164,000 was related to a decrease in the average price of gas sold and approximately $155,000 was related to a decrease in volumes of oil sold. These decreases were partially offset by an increase of approximately $117,000 related to an increase in volumes of gas sold. Volumes of oil sold decreased 5,359 barrels, while volumes of gas sold increased 29,653 Mcf for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The decrease in volumes of oil sold was primarily due to (i) the sale of several wells during 2000, (ii) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended September 30, 2000, and (iii) the shutting-in of another significant well in order to perform repairs during the three months ended September 30, 2001. The increase in volumes of gas sold was primarily due to (i) negative prior period volume adjustments on two significant wells during the three months ended September 30, 2000, (ii) the II-D Partnership receiving an increased percentage of sales on another significant well during the three months ended September 30, 2001 due to gas balancing, and (iii) the successful completion of a new well during late 2000. These increases were partially offset by (i) the shutting-in of one significant well in order to perform repairs during the three months ended September 30, 2001 and (ii) normal declines in production. As of the date of this Quarterly Report, management expects the gas balancing adjustment to continue for the foreseeable future, thereby continuing to contribute to an increase in volumes of gas produced for the II-D Partnership. Average oil and gas prices decreased to $25.25 per barrel and $3.05 per Mcf, respectively, for the three months ended September 30, 2001 from $28.89 per barrel and $3.95 per Mcf, respectively, for the three months ended September 30, 2000.

      The II-D Partnership sold certain oil and gas properties during the three months ended September 30, 2000 and recognized a $273,833 gain on such sales. Sales of oil and gas properties during the three months ended September 30, 2001 resulted in the II-D Partnership recognizing similar gains totaling $24,457.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $83,680 (37.1%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This increase was primarily due to (i) workover expenses incurred on several wells during the three months ended September 30, 2001 and (ii) an increase in repair and maintenance expenses incurred on one significant well during the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. These increases were partially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 47.0% for the three months ended September 30, 2001 from 25.8% for the three months ended September 30, 2000. This percentage increase was primarily due to the dollar increase in oil and gas production expenses and the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $4,061 (7.9%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. As a percentage of oil and gas sales, this expense increased to 7.2% for the three months ended September 30, 2001 from 5.9% for the three months ended September 30, 2000. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses decreased $1,230 (1.4%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. As a percentage of oil and gas sales, these expenses increased to 13.4% for the three months ended September 30, 2001 from 10.2% for the three months ended September 30, 2000. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                     2001           2000
                                                  ----------     ----------
      Oil and gas sales                           $3,099,117     $2,573,031
      Oil and gas production expenses             $  856,481     $  707,479
      Barrels produced                                11,707         25,838
      Mcf produced                                   544,751        608,310
      Average price/Bbl                           $    25.32     $    27.33
      Average price/Mcf                           $     5.14     $     3.07

      As shown in the table above, total oil and gas sales increased $526,086 (20.4%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Of this increase, approximately $1,131,000 was related to an increase in the average price of gas sold. This increase was partially offset by decreases of approximately $386,000 and $195,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 14,131 barrels and 63,559 Mcf, respectively, for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The decrease in volumes of oil sold was primarily due to (i) the sale of several wells during 2000 and
      (ii) the shutting-in of one significant well in order to perform repairs during the nine months ended September 30, 2001. The decrease in volumes of gas sold was primarily due to (i) the shutting-in of two significant wells in order to perform repairs during the nine months ended September 30, 2001, (ii) a negative gas balancing adjustment on another significant well during the nine months ended September 30,

      2001, and (iii) normal declines in production. These decreases were partially offset by (i) negative prior period volume adjustments on two significant wells during the nine months ended September 30, 2000, (ii) the successful completion of a new well during late 2000, and (iii) the II-D Partnership receiving an increased percentage of sales on another significant well during the nine months ended September 30, 2001 due to gas balancing. As of the date of this Quarterly Report, management expects the gas balancing adjustment to continue for the foreseeable future, thereby continuing to contribute to an increase in volumes of gas produced for the II-D Partnership. Average oil prices decreased to $25.32 per barrel for the nine months ended September 30, 2001 from $27.33 per barrel for the nine months ended September 30, 2000. Average gas prices increased to $5.14 per Mcf for the nine months ended September 30, 2001 from $3.07 per Mcf for the nine months ended September 30, 2000.

      The II-D Partnership sold certain oil and gas properties during the nine months ended September 30, 2000 and recognized a $280,809 gain on such sales. Sales of oil and gas properties during the nine months ended September 30, 2001 resulted in the II-D Partnership recognizing similar gains totaling $32,619.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $149,002 (21.1%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This increase was primarily due to (i) workover expenses incurred on several wells during the nine months ended September 30, 2001 and (ii) an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by (i) a positive prior period lease operating expense adjustment made by the operator on one significant well during the nine months ended September 30, 2000 and (ii) a negative prior period lease operating expense adjustment made by the operator on another significant well during the nine months ended September 30, 2001. As a percentage of oil and gas sales, these expenses increased to 27.6% for the nine months ended September 30, 2001 from 27.5% for the nine months ended September 30, 2000.

      Depreciation, depletion, and amortization of oil and gas properties decreased $46,841 (24.9%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 4.6% for the nine months ended September 30, 2001 from 7.3% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      General and administrative expenses decreased $9,872 (3.4%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 9.0% for the nine months ended September 30, 2001 from 11.2% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2001 totaling $36,885,903 or 117.14% of Limited Partners' capital contributions.

      II-E PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                  2001               2000
                                                --------           --------
      Oil and gas sales                         $484,770           $823,961
      Oil and gas production expenses           $167,714           $145,657
      Barrels produced                             5,508              7,102
      Mcf produced                               122,319            163,083
      Average price/Bbl                         $  24.39           $  29.17
      Average price/Mcf                         $   2.86           $   3.78

      As shown in the table above, total oil and gas sales decreased $339,191 (41.2%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Of this decrease, approximately $46,000 and $154,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $112,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 1,594 barrels and 40,764 Mcf, respectively, for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The decrease in volumes of oil sold was primarily due to (i) the sale of one significant well during mid 2000 and (ii) normal declines in production. These decreases were partially offset by a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended September 30, 2001. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and
      (ii) the II-E Partnership receiving a reduced percentage of sales on two significant wells during the three months ended September 30, 2001 due to gas balancing. As of the date of this Quarterly Report, management expects the gas balancing adjustments to continue for the foreseeable future, thereby continuing to contribute to a decrease in volumes of gas produced for the II-E Partnership. Average oil and gas prices decreased to $24.39 per barrel and $2.86 per Mcf, respectively, for the three months ended September 30, 2001 from $29.17 per barrel and $3.78 per Mcf, respectively, for the three months ended September 30, 2000.

      As discussed in Liquidity and Capital Resources above, the II-E Partnership sold certain oil and gas properties during the three months ended September 30, 2000 and recognized a $149,218 gain on such sales. No such sales occurred during the three months ended September 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $22,057 (15.1%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This increase was primarily due to workover expenses incurred on several wells during the three months ended September 30, 2001. This increase was partially offset by (i) a decrease in production taxes associated with the decrease in oil and gas sales and (ii) a negative prior period lease operating expense adjustment made by the operator on one significant well during the three months ended September 30, 2001. As a percentage of oil and gas sales, these expenses increased to 34.6% for the three months ended September 30, 2001 from 17.7% for the three months ended September 30, 2000. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold and the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $34,632 (42.1%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This decrease was primarily due to the decreases in volumes of oil and gas sold and upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. As a percentage of oil and gas sales, this expense decreased to 9.8% for the three months ended September 30, 2001 from 10.0% for the three months ended September 30, 2000.

      General and administrative expenses decreased $869 (1.3%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. As a percentage of oil and gas sales, these expenses increased to 13.3% for the three months ended September 30, 2001 from 7.9% for the three months ended September 30, 2000. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                   2001             2000
                                                ----------       ----------
      Oil and gas sales                         $2,175,380       $1,994,401
      Oil and gas production expenses           $  510,170       $  428,852
      Barrels produced                              17,673           19,625
      Mcf produced                                 364,663          472,376
      Average price/Bbl                         $    26.38       $    29.07
      Average price/Mcf                         $     4.69       $     3.01

      As shown in the table above, total oil and gas sales increased $180,979 (9.1%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Of this increase, approximately $610,000 was related to an increase in the average price of gas sold. This increase was partially offset by decreases of approximately $57,000 and $325,000, respectively, related to decreases in volumes of oil and gas sold and approximately $47,000 related to a decrease in the average price of oil sold. Volumes of oil and gas sold decreased 1,952 barrels and 107,713 Mcf, respectively, for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The decrease in volumes of oil sold was primarily due to (i) the sale of one significant well during mid 2000 and (ii) normal declines in production. These decreases were partially offset by (i) a positive prior period volume adjustment made by the purchaser on one significant well during the nine months ended September 30, 2001 and (ii) a negative prior period volume adjustment made by the operator on another significant well during the nine months ended September 30, 2000. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) the II-E Partnership receiving a reduced percentage of sales on two significant wells during the nine months ended September 30, 2001 due to gas balancing, and (iii) a positive prior period volume adjustment made by the purchaser on another significant well during the nine months ended September 30, 2000. As of the date of this Quarterly Report, management expects the gas balancing adjustments to continue for the foreseeable future, thereby continuing to contribute to a decrease in volumes of gas produced for the II-E Partnership. Average oil prices decreased to $26.38 per barrel for the nine months ended September 30, 2001 from $29.07 per barrel for the nine months ended September 30, 2000. Average gas prices increased to $4.69 per Mcf for the nine months ended September 30, 2001 from $3.01 per Mcf for the nine months ended September 30, 2000.

      As discussed in Liquidity and Capital Resources above, the II-E Partnership sold certain oil and gas properties during the nine months ended September 30, 2000 and recognized a $154,694 gain on such sales. No such sales occurred during the nine months ended September 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $81,318 (19.0%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on several wells during the nine months ended September 30, 2001. These increases were partially offset by (i) a positive prior period lease operating expense adjustment made by the operator on one significant well during the nine months ended September 30, 2000 and (ii) a negative prior period lease operating expense adjustment made by the operator on another significant well during the nine months ended September 30, 2001. As a percentage of oil and gas sales, these expenses increased to 23.5% for the nine months ended September 30, 2001 from 21.5% for the nine months ended September 30, 2000.

      Depreciation, depletion, and amortization of oil and gas properties decreased $91,702 (38.8%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This decrease was primarily due to the decreases in volumes of oil and gas sold and upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. As a percentage of oil and gas sales, this expense decreased to 6.6% for the nine months ended September 30, 2001 from 11.8% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $3,096 (1.5%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 9.5% for the nine months ended September 30, 2001 from 10.6% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2001 totaling $26,485,574 or 115.75% of Limited Partners' capital contributions.

      II-F PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                  2001               2000
                                                --------           --------
      Oil and gas sales                         $501,038           $582,555
      Oil and gas production expenses           $137,457           $ 90,751
      Barrels produced                             8,282              5,898
      Mcf produced                               107,646            118,397
      Average price/Bbl                         $  23.54           $  28.47
      Average price/Mcf                         $   2.84           $   3.50

      As shown in the table above, total oil and gas sales decreased $81,517 (14.0%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Of this decrease, approximately $41,000 and $71,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $38,000 was related to a decrease in volumes of gas sold. These decreases were partially offset by an increase of approximately $68,000 related to an increase in volumes of oil sold. Volumes of oil sold increased 2,384 barrels, while volumes of gas sold decreased 10,751 Mcf for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The increase in volumes of oil sold was primarily due to a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended September 30, 2001. Average oil and gas prices decreased to $23.54 per barrel and $2.84 per Mcf, respectively, for the three months ended September 30, 2001 from $28.47 per barrel and $3.50 per Mcf, respectively, for the three months ended September 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $46,706 (51.5%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This increase was primarily due to (i) workover expenses incurred on several wells during the three months ended September 30, 2001 and (ii) an ad valorem tax refund received on one significant well during the three months ended September 30, 2000. As a percentage of oil and gas sales, these expenses increased to 27.4% for the three months ended September 30, 2001 from 15.6% for the three months ended September 30, 2000. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $1,075 (1.9%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. This decrease was partially offset by the increase in volumes of oil sold. As a percentage of oil and gas sales, this expense increased to 10.9% for the three months ended September 30, 2001 from 9.5% for the three months ended September 30, 2000. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses decreased $665 (1.4%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. As a percentage of oil and gas sales, these expenses increased to 9.7% for the three months ended September 30, 2001 from 8.4% for the three months ended September 30, 2000. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                   2001             2000
                                                ----------       ----------
      Oil and gas sales                         $2,100,752       $1,658,278
      Oil and gas production expenses           $  399,516       $  303,508
      Barrels produced                              23,361           20,332
      Mcf produced                                 345,767          374,152
      Average price/Bbl                         $    25.82       $    27.89
      Average price/Mcf                         $     4.33       $     2.92

      As shown in the table above, total oil and gas sales increased $442,474 (26.7%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Of this increase, approximately (i) $489,000 was related to an increase in the average price of gas sold and
      (ii) $84,000 was related to an increase in volumes of oil sold. These increases were partially offset by decreases of approximately (i) $83,000 related to a decrease in volumes of gas sold and (ii) $48,000 related to a decrease in the average price of oil sold. Volumes of oil sold increased 3,029 barrels, while volumes of gas sold decreased 28,385 Mcf for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The increase in volumes of oil sold was primarily due to a positive prior period volume adjustment made by the purchaser on one significant well during the nine months ended September 30, 2001. Average oil prices decreased to $25.82 per barrel for the nine months ended September 30,

      2001 from $27.89 per barrel for the nine months ended September 30, 2000. Average gas prices increased to $4.33 per Mcf for the nine months ended September 30, 2001 from $2.92 per Mcf for the nine months ended September 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $96,008 (31.6%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on several wells during the nine months ended September 30, 2001. As a percentage of oil and gas sales, these expenses increased to 19.0% for the nine months ended September 30, 2001 from 18.3% for the nine months ended September 30, 2000.

      Depreciation, depletion, and amortization of oil and gas properties decreased $10,982 (6.1%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of oil and gas sales, this expense decreased to 8.0% for the nine months ended September 30, 2001 from 10.8% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      General and administrative expenses increased $1,533 (1.0%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 7.6% for the nine months ended September 30, 2001 from 9.5% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2001 totaling $20,607,051 or 120.23% of Limited Partners' capital contributions.

      II-G PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                   2001             2000
                                                ----------       ----------
      Oil and gas sales                         $1,061,074       $1,237,877
      Oil and gas production expenses           $  292,153       $  194,058
      Barrels produced                              17,351           12,368
      Mcf produced                                 229,608          252,641
      Average price/Bbl                         $    23.53       $    28.46
      Average price/Mcf                         $     2.84       $     3.51

      As shown in the table above, total oil and gas sales decreased $176,803 (14.3%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Of this decrease, approximately $86,000 and $152,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $81,000 was related to a decrease in volumes of gas sold. These decreases were partially offset by an increase of approximately $142,000 related to an increase in volumes of oil sold. Volumes of oil sold increased 4,983 barrels, while volumes of gas sold decreased 23,033 Mcf for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The increase in volumes of oil sold was primarily due to a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended September 30, 2001. Average oil and gas prices decreased to $23.53 per barrel and $2.84 per Mcf, respectively, for the three months ended September 30, 2001 from $28.46 per barrel and $3.51 per Mcf, respectively, for the three months ended September 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $98,095 (50.5%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This increase was primarily due to (i) workover expenses incurred on several wells during the three months ended September 30, 2001 and (ii) an ad valorem tax refund received on one significant well during the three months ended September 30, 2000. As a percentage of oil and gas sales, these expenses increased to 27.5% for the three months ended September 30, 2001 from 15.7% for the three months ended September 30, 2000. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $3,056 (2.6%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000, which was partially offset by the increase in volumes of oil sold. As a percentage of oil and gas sales, this expense increased to 11.0% for the three months ended September 30, 2001 from 9.6% for the three months ended September 30, 2000. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses decreased $1,475 (1.4%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. As a percentage of oil and gas sales, these expenses increased to 9.8% for the three months ended September 30, 2001 from 8.5% for the three months ended September 30, 2000. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

                                            Nine Months Ended September 30,
                                            -------------------------------
                                                   2001             2000
                                                ----------       ----------
      Oil and gas sales                         $4,464,197       $3,521,240
      Oil and gas production expenses           $  852,626       $  651,048
      Barrels produced                              48,974           42,640
      Mcf produced                                 736,998          803,343
      Average price/Bbl                         $    25.82       $    27.89
      Average price/Mcf                         $     4.34       $     2.90

      As shown in the table above, total oil and gas sales increased $942,957 (26.8%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Of this increase, approximately (i) $1,061,000 was related to an increase in the average price of gas sold and
      (ii) $177,000 was related to an increase in volumes of oil sold. These increases were partially offset by decreases of approximately (i) $193,000 related to a decrease in volumes of gas sold and (ii) $102,000 related to a decrease in the average price of oil sold. Volumes of oil sold increased 6,334 barrels, while volumes of gas sold decreased 66,345 Mcf for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The increase in volumes of oil sold was primarily due to a positive prior period volume adjustment made by the purchaser on one significant well during the nine months ended September 30, 2001. Average oil prices decreased to

      $25.82 per barrel for the nine months ended September 30, 2001 from $27.89 per barrel for the nine months ended September 30, 2000. Average gas prices increased to $4.34 per Mcf for the nine months ended September 30, 2001 from $2.90 per Mcf for the nine months ended September 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $201,578 (31.0%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on several wells during the nine months ended September 30, 2001. As a percentage of oil and gas sales, these expenses increased to 19.1% for the nine months ended September 30, 2001 from 18.5% for the nine months ended September 30, 2000.

      Depreciation, depletion, and amortization of oil and gas properties decreased $27,526 (7.1%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of oil and gas sales, this expense decreased to 8.0% for the nine months ended September 30, 2001 from 11.0% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      General and administrative expenses decreased $14,639 (4.3%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 7.3% for the nine months ended September 30, 2001 from 9.7% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2001 totaling $42,797,371 or 114.99% of Limited Partners' capital contributions.

      II-H PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                  2001               2000
                                                --------           --------
      Oil and gas sales                         $251,762           $295,563
      Oil and gas production expenses           $ 71,238           $ 46,985
      Barrels produced                             4,026              2,873
      Mcf produced                                55,054             60,631
      Average price/Bbl                         $  23.55           $  28.45
      Average price/Mcf                         $   2.85           $   3.53

      As shown in the table above, total oil and gas sales decreased $43,801 (14.8%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Of this decrease, approximately $20,000 and $37,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $20,000 was related to a decrease in volumes of gas sold. These decreases were partially offset by an increase of approximately $33,000 related to an increase in volumes of oil sold. Volumes of oil sold increased 1,153 barrels, while volumes of gas sold decreased 5,577 Mcf for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The increase in volumes of oil sold was primarily due to a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended September 30, 2001. Average oil and gas prices decreased to $23.55 per barrel and $2.85 per Mcf, respectively, for the three months ended September 30, 2001 from $28.45 per barrel and $3.53 per Mcf, respectively, for the three months ended September 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $24,253 (51.6%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This increase was primarily due to (i) workover expenses incurred on several wells during the three months ended September 30, 2001 and (ii) an ad valorem tax refund received on one significant well during the three months ended September 30, 2000. As a percentage of oil and gas sales, these expenses increased to 28.3% for the three months ended September 30, 2001 from 15.9% for the three months ended September 30, 2000. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $966 (3.4%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000, which was partially offset by the increase in volumes of oil sold. As a percentage of oil and gas sales, this expense increased to 10.8% for the three months ended September 30, 2001 from 9.5% for the three months ended September 30, 2000. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses decreased $341 (1.3%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. As a percentage of oil and gas sales, these expenses increased to 10.4% for the three months ended September 30, 2001 from 9.0% for the three months ended September 30, 2000. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                   2001              2000
                                                ----------         --------
      Oil and gas sales                         $1,062,850         $829,411
      Oil and gas production expenses           $  206,279         $157,441
      Barrels produced                              11,378            9,929
      Mcf produced                                 176,501          190,864
      Average price/Bbl                         $    25.82         $  27.88
      Average price/Mcf                         $     4.36         $   2.90

      As shown in the table above, total oil and gas sales increased $233,439 (28.1%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Of this increase, approximately (i) $258,000 was related to an increase in the average price of gas sold and
      (ii) $40,000 was related to an increase in volumes of oil sold. These increases were partially offset by decreases of approximately (i) $42,000 related to a decrease in volumes of gas sold and (ii) $23,000 related to a decrease in the average price of oil sold. Volumes of oil sold increased 1,449 barrels, while volumes of gas sold decreased 14,363 Mcf for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The increase in volumes of oil sold was primarily due to a positive prior period volume adjustment made by the purchaser on one significant well during the nine months ended September 30, 2001. Average oil prices decreased to $25.82 per barrel for the nine months ended September 30,

      2001 from $27.88 per barrel for the nine months ended September 30, 2000. Average gas prices increased to $4.36 per Mcf for the nine months ended September 30, 2001 from $2.90 per Mcf for the nine months ended September 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $48,838 (31.0%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on several wells during the nine months ended September 30, 2001. As a percentage of oil and gas sales, these expenses increased to 19.4% for the nine months ended September 30, 2001 from 19.0% for the nine months ended September 30, 2000.

      Depreciation, depletion, and amortization of oil and gas properties decreased $6,538 (7.2%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of oil and gas sales, this expense decreased to 7.9% for the nine months ended September 30, 2001 from 10.9% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      General and administrative expenses increased $7,983 (9.4%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 8.7% for the nine months ended September 30, 2001 from 10.2% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2001 totaling $9,994,364 or 108.98% of Limited Partners' capital contributions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Partnerships do not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

      On November 1, 2001 Craig D. Loseke was named Chief Accounting Officer of Geodyne.


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

                                    (Registrant)

                                 BY:   GEODYNE RESOURCES, INC.

                                       General Partner


Date:  November 14, 2001         By:       /s/Dennis R. Neill
                                    --------------------------------
                                          (Signature)
                                          Dennis R. Neill
                                          President


Date:  November 14, 2001         By:      /s/Craig D. Loseke
                                    --------------------------------
                                         (Signature)
                                         Craig D. Loseke
                                         Chief Accounting Officer