Form 10-K405
period 2001-12-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP II A; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-H; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-G; GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-B
filed 2002-02-26
CIK 824894, 854062, 851724, 850506, 842881, 833526, 833054, 826345

FORM 10-K405
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

                  DOCUMENTS INCORPORATED BY REFERENCE:  None

                                  FORM 10-K405
                                TABLE OF CONTENTS



PART I.......................................................................4
      ITEM 1.     BUSINESS...................................................4
      ITEM 2.     PROPERTIES.................................................9
      ITEM 3.     LEGAL PROCEEDINGS.........................................25
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS.......25

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

PART III....................................................................63
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL
                  PARTNER...................................................63
      ITEM 11.    EXECUTIVE COMPENSATION....................................64
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT................................................74
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............76

PART IV.....................................................................77
      ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K...............................................77

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

      The General Partner currently serves as general partner of 26 limited partnerships including the Partnerships. The General Partner is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including the General Partner (collectively "Samson"), are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 2001, Samson owned interests in approximately 14,000 oil and gas wells located in 19 states of the United States and the countries of Canada, Venezuela, and Russia. At December 31, 2001, Samson operated approximately 3,000 oil and gas wells located in 14 states of the United States, as well as Canada, Venezuela, and Russia.

      The Partnerships are currently engaged in the business of owning interests in producing oil and gas properties located in the continental United States. The Partnerships may also engage to a limited extent in development drilling on producing oil and gas properties as required for the prudent management of the Partnerships.

      As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and Samson. As of February 15, 2002, Samson employed approximately 1,000 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item
10. Directors and Executive Officers of the General Partner."

      The General Partner's and the Partnerships' principal place of business is located at Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103, and their telephone number is (918) 583-1791, or (888) 436-3963 [(888) GEODYNE].

      Pursuant to the terms of the partnership agreements for the Partnerships (the "Partnership Agreements") the Partnerships would have terminated on December 31, 2001. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their first two-year extension thereby extending their termination date to December 31, 2003.


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


      Competition and Marketing

      The Partnerships' revenues, net income or loss, cash flows, carrying value of oil and gas properties, and amount of oil and gas which can be economically produced depend substantially upon the prevailing prices for oil and gas. Oil and gas prices (and consequently the Partnerships' profitability) depend on a number of factors which are beyond the control of the Partnerships. These factors include worldwide political instability and terrorist activities (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), the level of domestic oil and gas production, government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated. In addition, the domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. Predicting future prices is not possible. Concerning past trends, oil and gas prices in the United States have been highly volatile for many years.

      Over the past ten years average yearly wellhead gas prices have generally been in the $1.50 to $2.50 per Mcf range. Due to unusual supply and demand circumstances gas prices in late 2000 and early 2001 rose to a level not seen since the early 1980s. Recent economic trends and the supply/demand ratio have caused natural gas prices to decline significantly. Substantially all of the Partnerships' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas decreased from approximately $6.03 per Mcf at December 31, 2000 to approximately $2.65 per Mcf at December 31, 2001. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past three years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. The current oil price range between the mid teens and low twenties is somewhat dependent on production curtailment agreements among major oil producing nations. Prices for the Partnerships' oil decreased from approximately $27.52 per barrel at December 31, 2000 to approximately $16.75 per barrel at December 31, 2001.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 2001. Due to the many factors and uncertainties discussed above, it is impossible to accurately predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.


      Significant Customers

      The following customers accounted for ten percent or more of the Partnerships' oil and gas sales during the year ended December 31, 2001:

Partnership                   Purchaser                         Percentage
-----------      ----------------------------------             ----------
   II-A          El Paso Energy Marketing Company
                   ("El Paso")                                    32.1%
                 Amoco Production Company                         12.7%

   II-B          El Paso                                          40.0%

   II-C          El Paso                                          38.3%

   II-D          El Paso                                          30.4%
                 Vintage Petroleum, Inc.                          12.4%

   II-E          El Paso                                          45.8%

   II-F          El Paso                                          22.5%
                 ONEOK Gas Marketing Co. ("ONEOK")                10.5%

   II-G          El Paso                                          22.4%
                 ONEOK                                            10.3%

   II-H          El Paso                                          22.3%
                 ONEOK                                            10.0%


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


      Insurance Coverage

      The Partnerships are subject to all of the risks inherent in the exploration for and production of oil and gas including blowouts, pollution, fires, and other casualties. The Partnerships maintain insurance coverage as is customary for entities of a similar size engaged in operations similar to that of the Partnerships, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. In particular, many types of pollution and contamination can exist, undiscovered, for long periods of time and can result in substantial environmental liabilities which are not insured. The occurrence of an event which is not fully covered by insurance could have a material adverse effect on the Partnerships' financial condition and results of operations.


ITEM 2.           PROPERTIES

            Well Statistics

      The following table sets forth the number of productive wells of the Partnerships as of December 31, 2001.

                               Well Statistics(1)
                             As of December 31, 2001

              Number of Gross Wells(2)          Number of Net Wells(3)
              ------------------------        -------------------------
 P/ship        Total     Oil    Gas           Total      Oil       Gas
 ------        -----     ---    ---           -----     -----     -----
   II-A        1,007     744    263           42.98     29.47     13.51
   II-B          181     109     72           22.31     15.05      7.26
   II-C          242      92    150            7.67      2.41      5.26
   II-D          188      72    116           20.61      2.48     18.13
   II-E          868     660    208           10.65      3.98      6.67
   II-F          875     678    197           11.10      5.69      5.41
   II-G          875     678    197           23.92     12.18     11.74
   II-H          875     678    197            5.86      2.95      2.91

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


      Drilling Activities

      During the year ended December 31, 2001, the Partnerships participated in the drilling activities described below.

                                             Working
P/ship       Well Name       County    St.   Interest      Type    Status
------   ----------------    ------    ---   --------      ----   ---------
II-A     Statex KCL 35X-13   Kern      CA    .03922        Oil    Producing
         Statex KCL 46X-13   Kern      CA    .03922        Oil    Producing
         Statex KCL 55X-13   Kern      CA    .03922        Gas    Producing

II-B     Statex KCL 35X-13   Kern      CA    .16171        Oil    Producing
         Statex KCL 46X-13   Kern      CA    .16171        Oil    Producing
         Statex KCL 55X-13   Kern      CA    .16171        Gas    Producing

II-C     Crusch A 1-3        Roosevelt MT    .01094        Oil    Producing
         Statex KCL 35X-13   Kern      CA    .02408        Oil    Producing
         Statex KCL 46X-13   Kern      CA    .02408        Oil    Producing
         Statex KCL 55X-13   Kern      CA    .02408        Gas    Producing

II-D     Crusch A 1-3        Roosevelt MT    .11479        Oil    Producing

      During the year ended December 31, 2001, the Partnerships indirectly participated in the drilling activities described below. The Partnerships do not own working interests in these wells; therefore, they did not incur any costs associated with the drilling activity.
                                                Revenue
P/ship       Well Name          County    St.   Interest   Type   Status
------   ----------------       -------   ---   --------   ----  ---------

II-A     Hinz No. 1-5           Washita   OK    .00220     Gas   Producing
         Reed No. 3-17          Custer    OK    .01725     Gas   Producing
         Doile No. 2-35         Woodward  OK    .00622     Gas   Producing

II-B     Hinz No. 1-5           Washita   OK    .00360     Gas   Producing

II-C     Hinz No. 1-5           Washita   OK    .00154     Gas   Producing
         Haley No. 2-31         Beckham   OK    .00850     Gas   Producing

II-D     Haley No. 2-31         Beckham   OK    .00977     Gas   Producing
         Chesterville #15       Colorado  TX    .01358     Gas   Producing
         Andy's Mesa #21        San
                                 Miguel   CO    .11413     Gas   Producing

II-E     Daberry No. 7-1        Wheeler   TX    .00110     Gas   Producing
         Bryant No. 4-44        Wheeler   TX    .00124     Gas   Producing
         Jackson Unit
           No. 8                Lea       NM    .00026     Gas   Producing

         Chilton B
           No. 1-23             Gaines    TX    .00026     Gas   Shut-in

II-F     Daberry No. 7-1        Wheeler   TX    .00269     Gas   Producing
         Bryant No. 4-44        Wheeler   TX    .00304     Gas   Producing
         Jackson Unit
           No. 8                Lea       NM    .00063     Gas   Producing
         Chilton B
           No. 1-23             Gaines    TX    .00064     Gas   Shut-in
         Kay Estes No. 6        Edwards   TX    .00617     Gas   Producing

II-G     Daberry No. 7-1        Wheeler   TX    .00562     Gas   Producing
         Bryant No. 4-44        Wheeler   TX    .00636     Gas   Producing
         Jackson Unit
           No. 8                Lea       NM    .00131     Gas   Producing
         Chilton B
           No. 1-23             Gaines    TX    .00133     Gas   Shut-in
         Kay Estes No. 6        Edwards   TX    .01290     Gas   Producing

II-H     Daberry No. 7-1        Wheeler   TX    .00130     Gas   Producing
         Bryant No. 4-44        Wheeler   TX    .00147     Gas   Producing
         Jackson Unit
           No. 8                Lea       NM    .00030     Gas   Producing
         Chilton B
           No. 1-23             Gaines    TX    .00031     Gas   Shut-in
         Kay Estes No. 6        Edwards   TX    .00298     Gas   Producing


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

                               Net Production Data

                                II-A Partnership
                                ----------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2001           2000           1999
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           67,519         77,024         84,033
   Gas (Mcf)                           774,153      1,003,723      1,149,550

Oil and gas sales:
   Oil                              $1,619,453     $2,117,259     $1,365,308
   Gas                               3,192,939      3,601,631      2,397,623
                                     ---------      ---------      ---------
     Total                          $4,812,392     $5,718,890     $3,762,931
                                     =========      =========      =========
Total direct operating
   expenses                         $1,826,037     $1,418,970     $1,297,760
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         37.9%          24.8%          34.5%

Average sales price:
   Per barrel of oil                    $23.99         $27.49         $16.25
   Per Mcf of gas                         4.12           3.59           2.09

Direct operating expenses per
   equivalent Bbl of oil                $ 9.29         $ 5.81         $ 4.71

                               Net Production Data

                                II-B Partnership
                                ----------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2001           2000           1999
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           49,375         52,155         56,749
   Gas (Mcf)                           570,423        707,543        870,203

Oil and gas sales:
   Oil                              $1,202,962     $1,431,328     $  918,317
   Gas                               2,474,769      2,506,352      1,775,400
                                     ---------      ---------      ---------
     Total                          $3,677,731     $3,937,680     $2,693,717
                                     =========      =========      =========
Total direct operating
   expenses                         $1,053,461     $  995,481     $  960,136
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         28.6%          25.3%          35.6%

Average sales price:
   Per barrel of oil                    $24.36         $27.44         $16.18
   Per Mcf of gas                       $ 4.34           3.54           2.04

Direct operating expenses per
   equivalent Bbl of oil                $ 7.29         $ 5.85         $ 4.76

                               Net Production Data

                                II-C Partnership
                                ----------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2001           2000           1999
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           14,034         16,424         17,691
   Gas (Mcf)                           302,093        398,166        500,545

Oil and gas sales:
   Oil                              $  340,796     $  456,845     $  295,047
   Gas                               1,299,602      1,399,195      1,001,421
                                     ---------      ---------      ---------
     Total                          $1,640,398     $1,856,040     $1,296,468
                                     =========      =========      =========
Total direct operating
   expenses                         $  435,859     $  404,470     $  440,322
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         26.6%          21.8%          34.0%

Average sales price:
   Per barrel of oil                    $24.28         $27.82         $16.68
   Per Mcf of gas                         4.30           3.51           2.00

Direct operating expenses per
   equivalent Bbl of oil                $ 6.77         $ 4.89         $ 4.35

                               Net Production Data

                                II-D Partnership
                                ----------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2001           2000           1999
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           18,970         32,648         33,890
   Gas (Mcf)                           712,930        836,567      1,010,194

Oil and gas sales:
   Oil                              $  432,140     $  909,025     $  556,917
   Gas                               3,149,329      2,848,626      2,041,699
                                     ---------      ---------      ---------
     Total                          $3,581,469     $3,757,651     $2,598,616
                                     =========      =========      =========
Total direct operating
   expenses                         $1,197,090     $  937,311     $1,106,783
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         33.4%          24.9%          42.6%

Average sales price:
   Per barrel of oil                    $22.78         $27.84         $16.43
   Per Mcf of gas                         4.42           3.41           2.02

Direct operating expenses per
   equivalent Bbl of oil                $ 8.69         $ 5.45         $ 5.47

                               Net Production Data

                                II-E Partnership
                                ----------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2001           2000           1999
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           24,064         23,708         32,352
   Gas (Mcf)                           490,127        611,642        624,562

Oil and gas sales:
   Oil                              $  585,290     $  693,214     $  565,758
   Gas                               1,975,920      2,067,671      1,244,967
                                     ---------      ---------      ---------
     Total                          $2,561,210     $2,760,885     $1,810,725
                                     =========      =========      =========
Total direct operating
   expenses                         $  818,691     $  579,065     $  557,889
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         32.0%          21.0%          30.8%

Average sales price:
   Per barrel of oil                    $24.32         $29.24         $17.49
   Per Mcf of gas                         4.03           3.38           1.99

Direct operating expenses per
   equivalent Bbl of oil                $ 7.74         $ 4.61         $ 4.09

                               Net Production Data

                                II-F Partnership
                                ----------------

                                            Year Ended December 31,
                                    ----------------------------------------
                                       2001           2000           1999
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           30,965         25,175         34,859
   Gas (Mcf)                           465,214        480,967        569,382

Oil and gas sales:
   Oil                              $  743,066     $  708,378     $  579,956
   Gas                               1,744,820      1,604,881      1,085,380
                                     ---------      ---------      ---------
     Total                          $2,487,886     $2,313,259     $1,665,336
                                     =========      =========      =========
Total direct operating
   expenses                         $  503,882     $  412,615     $  451,347
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         20.3%          17.8%          27.1%

Average sales price:
   Per barrel of oil                    $24.00         $28.14         $16.64
   Per Mcf of gas                         3.75           3.34           1.91

Direct operating expenses per
   equivalent Bbl of oil                $ 4.64         $ 3.92         $ 3.48

                               Net Production Data

                                II-G Partnership
                                ----------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2001           2000           1999
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           64,898         52,807         73,361
   Gas (Mcf)                           992,099      1,031,148      1,210,210

Oil and gas sales:
   Oil                              $1,557,522     $1,485,755     $1,216,334
   Gas                               3,727,487      3,429,820      2,311,265
                                     ---------      ---------      ---------
     Total                          $5,285,009     $4,915,575     $3,527,599
                                     =========      =========      =========
Total direct operating
   expenses                         $1,075,602     $  885,336     $  965,229
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         20.4%          18.0%          27.4%

Average sales price:
   Per barrel of oil                    $24.00         $28.14         $16.58
   Per Mcf of gas                         3.76           3.33           1.91

Direct operating expenses per
   equivalent Bbl of oil                $ 4.67         $ 3.94         $ 3.51

                               Net Production Data

                                II-H Partnership
                                ----------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2001           2000           1999
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           15,054         12,297         17,055
   Gas (Mcf)                           237,600        245,490        287,724

Oil and gas sales:
   Oil                              $  361,412     $  345,882     $  283,407
   Gas                                 896,015        816,404        553,520
                                     ---------      ---------      ---------
     Total                          $1,257,427     $1,162,286     $  836,927
                                     =========      =========      =========
Total direct operating
   expenses                         $  260,618     $  213,954     $  232,658
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         20.7%          18.4%          27.8%

Average sales price:
   Per barrel of oil                    $24.01         $28.13         $16.62
   Per Mcf of gas                         3.77           3.33           1.92

Direct operating expenses per
   equivalent Bbl of oil                $ 4.77         $ 4.02         $ 3.58


      Proved Reserves and Net Present Value

      The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 2001. The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices at
December  31,  2001.   Such  prices  were  not   escalated   except  in  certain
circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. Oil and gas prices at December 31, 2001 were substantially lower than the very high prices in effect on December 31, 2000. This decrease in oil and gas prices has caused the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves, at December 31, 2001 to be significantly lower than such estimates and values at December 31, 2000. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 2001. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at December 31, 2001 will actually be realized for such production.

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


                     Proved Reserves and Net Present Values
                              From Proved Reserves
                           As of December 31, 2001 (1)

II-A Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                   5,870,258
      Oil and liquids (Bbls)                                        373,529
   Net Present Value (discounted at 10% per annum)              $ 8,039,055

II-B Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                   4,283,056
      Oil and liquids (Bbls)                                        284,386
   Net Present Value (discounted at 10% per annum)              $ 5,893,237

II-C Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                   3,251,837
      Oil and liquids (Bbls)                                         95,478
   Net Present Value (discounted at 10% per annum)              $ 3,983,242


II-D Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                   9,391,858
      Oil and liquids (Bbls)                                        192,838
   Net Present Value (discounted at 10% per annum)              $12,252,920


II-E Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                   3,643,582
      Oil and liquids (Bbls)                                        146,528
   Net Present Value (discounted at 10% per annum)              $ 4,806,139


II-F Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                   3,008,911
      Oil and liquids (Bbls)                                        218,525
   Net Present Value (discounted at 10% per annum)              $ 4,668,143


II-G Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                   6,439,996
      Oil and liquids (Bbls)                                        459,154
   Net Present Value (discounted at 10% per annum)              $ 9,899,151


II-H Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                   1,555,333
      Oil and liquids (Bbls)                                        107,290
   Net Present Value (discounted at 10% per annum)              $ 2,354,203


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


      Significant Properties

      The   following   table  sets  forth  the  number  and   percent  of  each
Partnership's total wells which are operated by affiliates of the Partnerships as of December 31, 2001:

                                 Operated Wells
                  -------------------------------------------
                  Partnership       Number            Percent
                  -----------       ------            -------
                     II-A             62                 6%
                     II-B             35                18%
                     II-C             45                16%
                     II-D             28                13%
                     II-E             36                 1%
                     II-F             48                 2%
                     II-G             48                 2%
                     II-H             48                 2%


      The following tables set forth certain well and reserve information as of December 31, 2001 for the basins in which the Partnerships own a significant amount of properties. The tables contain the following information for each significant basin: (i) the number of gross wells and net wells, (ii) the number of wells in which only a non-working interest is owned, (iii) the Partnership's total number of wells, (iv) the number and percentage of wells operated by the Partnership's affiliates, (v) estimated proved oil reserves, (vi) estimated proved gas reserves, and (vii) the present value (discounted at 10% per annum) of estimated future net cash flow.

      The Anadarko Basin is located in western Oklahoma and the Texas panhandle, while the Southern Oklahoma Folded Belt Basin is located in southern Oklahoma. Southeast Utah and southwest Colorado contain the Paradox Basin. The Gulf Coast Basin is located in southern Louisiana and southeast Texas, while the Permian Basin straddles west Texas and southeast New Mexico. The Sacramento Basin is located in central California.

                                     Significant Properties as of December 31, 2001
                                     ----------------------------------------------

                                                                   Wells
                                                                 Operated by
                                                                 Affiliates        Oil          Gas
                        Gross     Net        Other      Total    ------------    Reserves     Reserves      Present
     Basin              Wells     Wells     Wells(1)    Wells    Number   %(2)    (Bbl)        (Mcf)         Value
------------------      ------   -------    --------    ------   ------   ----   --------    ----------    ----------
II-A Partnership:
      Anadarko           112      7.40        45         157       35      22%    44,005     3,548,246      $4,040,366
      Permian            482      4.14        10         492       10       2%    85,536       878,639       1,400,337


II-B Partnership:
      Anadarko            36      3.53         3          39       12      31%    21,951     2,185,043      $2,378,815
      Southern Okla.
       Folded Belt        13      3.51         -          13       12      92%    52,557       742,057         964,534
      Permian             11      1.43         -          11       10      91%    12,658       848,520         924,767


II-C Partnership:
      Anadarko            76      3.57        11          87       18      21%    17,432     1,744,992      $1,909,800
      Southern Okla.
       Folded Belt        16      1.62         -          16       15      94%    22,954       505,755         603,895
      Permian             14       .69         1          15       10      67%     6,262       413,696         443,621

II-D Partnership:
      Paradox              1       .46         4           5        -       -%     1,640     1,938,468      $3,150,345
      Anadarko            48      6.41         8          56        8      14%    18,856     2,734,559       3,038,868
      Sacramento          32      5.28         -          32        -       -%      -        1,806,738       2,328,332

--------------------------
(1)  Wells in which only a non-working (e.g. royalty) interest is owned.
(2)  Percent of the Partnership's total wells in the basin which are operated by affiliates of the Partnerships.

                                     Significant Properties as of December 31, 2001
                                     ----------------------------------------------

                                                                 Wells
                                                               Operated by
                                                               Affiliates         Oil          Gas
                        Gross     Net       Other     Total    ------------     Reserves     Reserves       Present
     Basin              Wells    Wells     Wells(1)   Wells    Number   %(2)     (Bbl)        (Mcf)          Value
------------------      ------   -------   --------   ------   ------   ----    --------    ----------    ----------

II-E Partnership:
      Permian            752      3.82       1,550    2,302       6       -%     80,724     1,102,060     $1,645,661
      Anadarko            38      1.91          20       58      19      33%      1,551     1,296,518      1,518,089
      Southern Okla.
       Folded Belt         1       .18           -        1       0       -%      4,655       667,905        810,254
      Gulf Coast          40      2.54           7       47       8      17%     42,762       294,757        497,513


II-F Partnership:
      Permian            748      6.47       1,550    2,298       2       -%    196,088     1,136,195     $2,500,228
      Anadarko            44      1.97          18       62      21      34%      3,661     1,456,905      1,720,549


II-G Partnership:
      Permian            748     13.52       1,550    2,298       2       -%    409,677     2,375,417     $5,223,345
      Anadarko            44      4.17          18       62      21      34%      7,792     3,093,584      3,645,904


II-H Partnership:
      Permian            748      3.13       1,550    2,298       2       -%     94,737       550,270     $1,209,102
      Anadarko            44       .99          18       62      21      34%      1,858       736,493        865,666

------------------------------------------------------------------------------------------------------------------------
(1)  Wells in which only a non-working (e.g. royalty) interest is owned.
(2)  Percent of the Partnership's total wells in the basin which are operated by affiliates of the Partnerships.

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


ITEM 3.           LEGAL PROCEEDINGS

      A lawsuit styled Xplor Energy Operating Co. v. The Newton Corp, et al., Case No. 99-04-01960-CV was filed on May 12, 1999 in the 284th Judicial District Court of Montgomery County, Texas against Samson. The Plaintiff had acquired at auction the interest of the II-A Partnership and other owners in the State 87-S1 well. The lawsuit alleged that Samson and others were the record owners of the lease when it expired and therefore were responsible for the costs of plugging and abandoning the well. Plaintiff sought to recover the Defendants'
proportionate share of the costs to plug and abandon the well along with attorneys' fees and interest. The Defendants denied liability and trial was held on August 6, 2001. At the conclusion of the trial the Court awarded the Plaintiff $447,245.55. On January 15, 2002 the Defendants filed an appeal of the matter with the Court of Appeals, Fifth District of Texas, Dallas, Texas, Case No. 05-02-00070-CV. Samson, on behalf of the II-A Partnership and others, intends to vigorously pursue this appeal. In connection with this appeal, the Defendants filed an appellate bond in the amount of $491,970.10, which consists of $86,444.12 for damages, $360,801.43 for costs and attorneys' fees, and $44,724.55 for estimated post-judgment interest. The II-A Partnership had a working interest in the plugged well and its portion of the judgment and estimated post-judgment interest is approximately $74,000.

      Except as described above, to the knowledge of the General Partner, neither the General Partner nor the Partnerships or their properties are subject to any litigation, the results of which would have a material effect on the Partnerships' or the General Partner's financial condition or operations.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the Limited Partners of any Partnership during 2001.

                                    PART II.

ITEM 5.   MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS

      As of February 1, 2002, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:

                              Number of            Numbers of
            Partnership         Units           Limited Partners
            -----------       ----------        ----------------

               II-A            484,283               3,577
               II-B            361,719               2,258
               II-C            154,621               1,182
               II-D            314,878               2,497
               II-E            228,821               1,881
               II-F            171,400               1,483
               II-G            372,189               2,228
               II-H             91,711               1,072


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

                             Repurchase Offer Prices
                             -----------------------

                      2000                          2001                 2002
            ------------------------      ------------------------       ----
            1st    2nd    3rd   4th       1st   2nd    3rd    4th        1st
P/ship      Qtr.   Qtr.   Qtr.  Qtr.      Qtr.  Qtr.   Qtr.   Qtr.       Qtr.
------      ----   ----   ----  ----      ----  ----   ----   ----       ----

 II-A       $11    $10    $17   $15       $13   $11    $18    $16        $16
 II-B        10      9     17    14        12    11     17     16         15
 II-C        14     13     22    20        17    15     23     22         21
 II-D        15     14     24    22        18    15     25     23         23
 II-E        13     12     18    15        13    10     17     15         15
 II-F        17     16     22    19        17    14     24     22         20
 II-G        17     15     21    19        16    13     23     21         19
 II-H        17     15     21    18        16    13     23     21         19


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

      The following is a summary of cash distributions paid to the Limited Partners during 2000 and 2001 and the first quarter of 2002.

                               Cash Distributions
                               ------------------

                                2000
          -----------------------------------------------------
            1st           2nd            3rd           4th
P/ship      Qtr.          Qtr.           Qtr.          Qtr.
------    --------      ---------      ---------     ---------

 II-A      $1.25          $1.09          $1.40         $1.96
 II-B        .97           1.02           1.36          2.41
 II-C       1.20           1.24           1.44          2.02
 II-D       1.41           1.23           1.24          1.71
 II-E       1.25            .76           1.76          2.75
 II-F       1.54           1.69           1.76          2.50
 II-G       1.57           1.73           1.73          2.44
 II-H       1.41           1.64           1.74          2.46


                                2001                                 2002
            ---------------------------------------------------    ---------
              1st          2nd            3rd           4th          1st
P/ship        Qtr.         Qtr.           Qtr.          Qtr.         Qtr.
------      --------    ----------     ----------    ----------    ---------

 II-A        $2.02        $2.02          $2.00         $1.37        $ .66
 II-B         1.93         1.75           1.95          0.78          .60
 II-C         2.55         2.39           2.43          1.49          .57
 II-D         4.20         2.67           2.72          1.32          .25
 II-E         2.14         2.86           2.47          1.35          .67
 II-F         2.53         3.22           3.39          1.95         1.57
 II-G         2.47         3.18           3.31          2.10         1.63
 II-H         2.46         2.92           3.17          1.80         1.44


ITEM 6.           SELECTED FINANCIAL DATA

      The following tables present selected financial data for the Partnerships. This data should be read in conjunction with the financial statements of the Partnerships, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."





                                                 Selected Financial Data

                                                    II-A Partnership
                                                    ----------------

                               2001           2000           1999           1998           1997
                           ------------   ------------   ------------   ------------    -----------
Oil and Gas Sales           $4,812,392     $5,718,890     $3,762,931     $3,911,823     $5,431,745
Net Income:
   Limited Partners          1,583,821      2,697,991      1,421,826      2,863,628      1,577,370
   General Partner             249,356        373,521         99,132        188,400        141,030
   Total                     1,833,177      3,071,512      1,520,958      3,052,028      1,718,400
Limited Partners' Net
   Income per Unit                3.27           5.57           2.94           5.91           3.26

Limited Partners' Cash
   Distributions per
     Unit                         7.41           5.70           2.62           9.80(1)        6.54
Total Assets                 3,841,529      5,753,841      5,700,712      5,530,544      7,495,013
Partners' Capital
   (Deficit):
   Limited Partners          3,559,527      5,561,706      5,622,715      5,469,889      7,350,261
   General Partner         (   285,152)   (   333,839)   (   380,195)   (   417,336)    (  387,587)
Number of Units
   Outstanding                 484,283        484,283        484,283        484,283        484,283

------------------
(1) Amount of cash  distribution  includes  proceeds from the  settlement of a lawsuit.


                                                 Selected Financial Data

                                                    II-B Partnership
                                                    ----------------

                               2001           2000           1999           1998           1997
                           ------------   ------------   ------------   ------------    -----------
Oil and Gas Sales          $3,677,731     $3,937,680     $2,693,717     $2,492,043      $3,816,269
Net Income:
   Limited Partners         1,807,584      1,839,198        937,258      3,160,422       1,095,312
   General Partner            218,951        163,872         63,070        186,085          99,884
   Total                    2,026,535      2,003,070      1,000,328      3,346,507       1,195,196
Limited Partners' Net
   Income per Unit               5.00           5.08           2.59           8.74            3.03
Limited Partners' Cash
   Distributions per
     Unit                        6.41           5.76           2.18          11.92(1)         6.03
Total Assets                2,621,540      3,176,745      3,374,612      3,185,016       4,414,695
Partners' Capital
   (Deficit):
   Limited Partners         2,701,436      3,212,852      3,456,654      3,309,396       4,464,974
   General Partner        (   302,054)   (   269,807)   (   290,773)   (   320,234)    (   305,223)
Number of Units
   Outstanding                361,719        361,719        361,719        361,719         361,719

-----------------------
(1) Amount of cash  distribution  includes  proceeds from the  settlement of a lawsuit.



                                                 Selected Financial Data

                                                    II-C Partnership
                                                    ----------------

                               2001           2000           1999           1998           1997
                           ------------   ------------   ------------   ------------    -----------
Oil and Gas Sales          $1,640,398     $1,856,040     $1,296,468     $1,136,474      $1,796,657
Net Income:
   Limited Partners           842,315        886,994        435,619      1,583,504         853,383
   General Partner            102,759        132,143         65,752         95,091          57,028
   Total                      945,074      1,019,137        501,371      1,678,595         910,411
Limited Partners' Net
   Income per Unit               5.45           5.74           2.82          10.24            5.52
Limited Partners' Cash
   Distributions per
     Unit                        8.86           5.90           2.53          14.73(1)         8.43
Total Assets                1,238,646      1,771,934      1,804,785      1,759,734       2,440,315
Partners' Capital
   (Deficit):
   Limited Partners         1,258,521      1,786,206      1,811,212      1,765,593       2,458,089
   General Partner        (   130,178)   (   105,478)   (   119,145)   (   133,264)    (   123,277)
Number of Units
   Outstanding                154,621        154,621        154,621        154,621         154,621

----------------------
(1) Amount of cash  distribution  includes  proceeds from the  settlement of a lawsuit.



                                                 Selected Financial Data

                                                    II-D Partnership
                                                    ----------------
                               2001           2000           1999           1998           1997
                           ------------   ------------   ------------   ------------    -----------
Oil and Gas Sales          $3,581,469     $3,757,651     $2,598,616     $2,411,051       $4,314,154
Net Income:
   Limited Partners         1,608,081      2,287,970        640,655      3,942,172        1,796,378
   General Partner            209,788        291,859        106,047        225,825          127,204
   Total                    1,817,869      2,579,829        746,702      4,167,997        1,923,582
Limited Partners' Net
   Income per Unit               5.11           7.27           2.03          12.52             5.70
Limited Partners' Cash
   Distributions per
     Unit                       10.91           5.59           2.60          18.09(1)          9.04
Total Assets                2,418,532      4,271,202      3,740,589      3,994,909        5,780,264
Partners' Capital
   (Deficit):
   Limited Partners         2,339,000      4,167,919      3,639,949      3,818,294        5,572,122
   General Partner        (   238,692)   (   180,437)   (   236,260)   (   247,182)     (   224,003)
Number of Units
   Outstanding                314,878        314,878        314,878        314,878          314,878

------------------------
(1) Amount of cash  distribution  includes  proceeds from the  settlement of a lawsuit.



                                                 Selected Financial Data

                                                    II-E Partnership
                                                    ----------------

                               2001           2000           1999           1998           1997
                           ------------   ------------   ------------   ------------    -----------

Oil and Gas Sales          $2,561,210     $2,760,885     $1,810,725     $1,704,463      $2,616,003
Net Income:
   Limited Partners         1,085,511      1,504,695        588,127      6,442,294     (       569)
   General Partner            149,947        200,766         76,030        356,722          66,976
   Total                    1,235,458      1,705,461        664,157      6,799,016          66,407
Limited Partners' Net
   Income per Unit               4.74           6.58           2.57          28.15             .00
Limited Partners' Cash
   Distributions per
     Unit                        8.82           6.52           3.55          32.21(1)         7.32
Total Assets                2,084,248      2,908,582      3,021,570      3,260,952       4,257,875
Partners' Capital
   (Deficit):
   Limited Partners         2,021,202      2,953,691      2,941,996      3,165,869       4,094,575
   General Partner        (   162,380)   (   133,047)   (   162,586)   (   173,306)    (   172,017)
Number of Units
   Outstanding                228,821        228,821        228,821        228,821         228,821

------------------------
(1) Amount of cash  distribution  includes  proceeds from the  settlement of a lawsuit.





                                                 Selected Financial Data

                                                    II-F Partnership
                                                    ----------------

                               2001           2000           1999           1998           1997
                           ------------   ------------   ------------   ------------    -----------
Oil and Gas Sales          $2,487,886     $2,313,259     $1,665,336     $1,444,802      $2,191,389
Net Income:
   Limited Partners         1,345,727      1,405,133        615,301      1,088,453         147,631
   General Partner            177,055        175,647         98,196         71,519          81,927
   Total                    1,522,782      1,580,780        713,497      1,159,972         229,558
Limited Partners' Net
   Income per Unit               7.85           8.20           3.59           6.35             .86
Limited Partners'
   Cash Distributions
     Per Unit                   11.09           7.49           4.25          12.34           10.92
Total Assets                1,970,061      2,513,797      2,393,651      2,473,730       3,564,889
Partners' Capital
   (Deficit):
   Limited Partners         2,017,419      2,573,692      2,451,559      2,565,258       3,590,805
   General Partner        (   118,848)   (   101,577)   (   112,893)   (   144,763)    (   143,355)
Number of Units
   Outstanding                171,400        171,400        171,400        171,400         171,400





                                                Selected Financial Data

                                                    II-G Partnership
                                                    ----------------

                               2001           2000           1999           1998           1997
                           ------------   ------------   ------------   ------------    -----------

Oil and Gas Sales          $5,285,009      $4,915,575     $3,527,599    $3,072,455       $4,670,245
Net Income:
   Limited Partners         2,861,002       2,967,172      1,382,389     2,266,451          114,502
   General Partner            376,956         371,389         99,665       150,050          172,947
   Total                    3,237,958       3,338,561      1,482,054     2,416,501          287,449
Limited Partners' Net
   Income per Unit               7.69            7.97           3.71          6.09              .31
Limit Partners' Cash
   Distributions per
     Unit                       11.06            7.47           4.24         11.94            10.80
Total Assets                4,259,746       5,385,526      5,174,834     5,325,802        7,635,720
Partners' Capital
   (Deficit):
   Limited Partners         4,251,006       5,504,004      5,317,832     5,512,443        7,690,992
   General Partner        (   146,206)    (   212,913)   (   266,026)  (   304,885)     (   312,392)
Number of Units
   Outstanding                372,189         372,189        372,189       372,189          372,189





                                                 Selected Financial Data

                                                    II-H Partnership
                                                    ----------------

                               2001           2000           1999           1998           1997
                           ------------   ------------   ------------   ------------    -----------

Oil and Gas Sales          $1,257,427     $1,162,286     $  836,927     $  733,613      $1,119,734
Net Income:
   Limited Partners           660,235        722,427        319,698        532,166     (    11,817)
   General Partner             87,334         56,035         23,260         35,089          40,425
   Total                      747,569        778,462        342,958        567,255          28,608
Limited Partners' Net
   Income per Unit               7.20           7.88           3.49           5.80     (       .13)
Limited Partners' Cash
   Distributions per
     Unit                       10.35           7.25           4.06          11.26           10.65
Total Assets                  992,829      1,278,287      1,215,782      1,255,229       1,788,149
Partners' Capital
   (Deficit):
   Limited Partners         1,021,749      1,311,514      1,254,087      1,306,389       1,807,223
   General Partner        (    65,089)   (    54,632)   (    66,614)   (    75,631)    (    78,796)
Number of Units
   Outstanding                 91,711         91,711        91,711          91,711          91,711


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

      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The Partnerships' revenues, net income or loss, cash flows, carrying value of oil and gas properties, and amount of oil and gas which can be economically produced depend substantially upon the prevailing prices for oil and gas. Oil and gas prices (and consequently the Partnerships' profitability) depend on a number of factors which are beyond the control of the Partnerships. These factors include worldwide political instability and terrorist activities (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), the level of domestic oil and gas production, government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated. In addition, the domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. Predicting future prices is not possible. Concerning past trends, oil and gas prices in the United States have been highly volatile for many years.

      Over the past ten years average yearly wellhead gas prices have generally been in the $1.50 to $2.50 per Mcf range. Due to unusual supply and demand circumstances gas prices in late 2000 and early 2001 rose to a level not seen since the early 1980s. Recent economic trends and the supply/demand ratio have caused natural gas prices to decline significantly. Substantially all of the Partnerships' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas decreased from approximately $6.03 per Mcf at December 31, 2000 to approximately $2.65 per Mcf at December 31, 2001. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past three years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. The current oil price range between the mid teens and low twenties is somewhat dependent on production curtailment agreements among major oil producing nations. Prices for the Partnerships' oil decreased from approximately $27.52 per barrel at December 31, 2000 to approximately $16.75 per barrel at December 31, 2001.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 2001. Due to the many factors and uncertainties discussed above, it is impossible to accurately predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

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


      Results of Operations

      An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables following "Results of Operations" under the heading "Average Sales Prices, Production Volumes, and Average Production Costs." Following is a discussion of each Partnership's results of operations for the year ended December 31, 2001 as compared to the year ended December 31, 2000 and for the year ended December 31, 2000 as compared to the year ended December 31, 1999.


                                II-A Partnership
                                ----------------

                      Year Ended December 31, 2001 Compared
                         to Year Ended December 31, 2000
                     --------------------------------------

      Total oil and gas sales decreased $906,498 (15.9%) in 2001 as compared to 2000. Of this decrease, approximately $261,000 and $824,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $236,000 was related to a decrease in the average price of oil sold. These decreases were partially offset by an increase of approximately $415,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 9,505 barrels and 229,570 Mcf, respectively, in 2001 as compared to 2000. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to (i) a negative prior period gas balancing adjustment on one significant well during 2001, (ii) a positive prior period volume adjustment made by the purchaser on another significant well during 2000, and (iii) normal declines in production. Average oil prices decreased to $23.99 per barrel in 2001 from $27.49 per barrel in 2000. Average gas prices increased to $4.12 per Mcf in 2001 from $3.59 per Mcf in 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $407,067 (28.7%) in 2001 as compared to 2000. This increase was primarily due to (i) a charge of approximately $74,000 accrued for payment of a judgment related to plugging liabilities, which judgment is currently under appeal, (ii) workover expenses incurred on several wells during 2001, and (iii) positive prior period lease operating expense adjustments made by the operators on several other wells during 2001. These increases were partially offset by a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, these expenses increased to 37.9% in 2001 from 24.8% in 2000. This percentage increase was primarily due to the dollar increase in oil and gas production expenses and the decrease in the average price of oil sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $13,241 (1.7%) in 2001 as compared to 2000. This decrease was primarily due to the decreases in volumes of oil and gas sold. This decrease was partially offset by two significant wells being fully depleted in 2001 due to the lack of remaining economically recoverable reserves. As a percentage of oil and gas sales, this expense increased to 16.1% in 2001 from 13.7% in 2000. This percentage increase was primarily due to the decrease in the average price of oil sold.

      General and administrative expenses decreased $23,520 (4.1%) in 2001 as compared to 2000. As a percentage of oil and gas sales, these expenses increased to 11.4% in 2001 from 10.0% in 2000. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2001 totaling $54,349,357 or 112.23% of Limited Partners' capital contributions.

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

                                II-B Partnership
                                ----------------

                      Year Ended December 31, 2001 Compared
                         to Year Ended December 31, 2000
                     --------------------------------------

      Total oil and gas sales decreased $259,949 (6.6%) in 2001 as compared to 2000. Of this decrease, approximately $76,000 and $486,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $152,000 was related to a decrease in the average price of oil sold. These decreases were partially offset by an increase of approximately $454,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 2,780 barrels and 137,120 Mcf, respectively, in 2001 as compared to 2000. The decrease in volumes of oil sold was primarily due to (i) the sale of several wells during mid 2000 and (ii) normal declines in production. These decreases were partially offset by (i) the successful completion of three new wells during early 2001 and
(ii) a positive prior period volume adjustment made by the operator on one significant well during 2001. The decrease in volumes of gas sold was primarily due to (i) the shutting-in of two significant wells during 2001 in order to perform repairs and maintenance, (ii) the shutting-in of another significant well during 2001 due to low well pressure, and (iii) normal declines in production. Average oil prices decreased to $24.36 per barrel in 2001 from $27.44 per barrel in 2000. Average gas prices increased to $4.34 per Mcf in 2001 from $3.54 per Mcf in 2000.

      As discussed in "Liquidity and Capital Resources" below, the II-B Partnership sold certain oil and gas properties during 2001 and recognized a $1,187 gain on such sales. Sales of oil and gas properties during 2000 resulted in the II-B Partnership recognizing similar gains of $248,993.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $57,980 (5.8%) in 2001 as compared to 2000. This increase was primarily due to (i) positive prior period lease operating expense adjustments made by the operators on several wells during 2001 and (ii) workover expenses incurred on several wells during 2001. These increases were partially offset by (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold and (ii) the sale of several wells during mid 2000. As a percentage of oil and gas sales, these expenses increased to 28.6% in 2001 from 25.3% in 2000. This percentage increase was primarily due to the decrease in the average price of oil sold and the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $586,555 (74.4%) in 2001 as compared to 2000. This decrease was primarily due to (i) one significant well being fully depleted in 2000 due to the lack of remaining economically recoverable reserves and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 5.5% in 2001 from 20.0% in 2000. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $13,831 (3.2%) in 2001 as compared to 2000. As a percentage of oil and gas sales, these expenses increased to 11.3% in 2001 from 10.9% in 2000.

      The Limited Partners have received cash distributions through December 31,
2001  totaling   $39,324,916  or  108.72%  of  the  Limited   Partners'  capital
contributions.


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


                                II-C Partnership
                                ----------------

                      Year Ended December 31, 2001 Compared
                         to Year Ended December 31, 2000
                     --------------------------------------

      Total oil and gas sales decreased $215,642 (11.6%) in 2001 as compared to 2000. Of this decrease, approximately $66,000 and $338,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $50,000 was related to a decrease in the average price of oil sold. These decreases were partially offset by an increase of approximately $238,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 2,390 barrels and 96,073 Mcf, respectively, in 2001 as compared to 2000. The decrease in volumes of oil sold was primarily due to (i) the sale of several wells during mid 2000 and (ii) normal declines in production. The decrease in volumes of gas sold was primarily due to (i) negative gas balancing adjustments on two significant wells during 2001, (ii) a positive prior period volume adjustment made by the purchaser on another significant well during 2000, and (iii) normal declines in production. Average oil prices decreased to $24.28 per barrel in 2001 from $27.82 per barrel in 2000. Average gas prices increased to $4.30 per Mcf in 2001 from $3.51 per Mcf in 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $31,389 (7.8%) in 2001 as compared to 2000. As a percentage of oil and gas sales, these expenses increased to 26.6% in 2001 from 21.8% in 2000. This percentage increase was primarily due to the decrease in the average price of oil sold and the dollar increase of oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $246,416 (70.3%) in 2001 as compared to

2000. This decrease was primarily due to (i) one significant well being fully depleted during 2000 due to the lack of remaining economically recoverable reserves and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 6.4% in 2001 from 18.9% in 2000. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $2,951 (1.6%) in 2001 as compared to 2000. As a percentage of oil and gas sales, these expenses increased to 11.5% in 2001 from 10.0% in 2000. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through December 31,
2001  totaling   $18,173,686  or  117.54%  of  the  Limited   Partners'  capital
contributions.


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


                                II-D Partnership
                                ----------------

                      Year Ended December 31, 2001 Compared
                         to Year Ended December 31, 2000
                     --------------------------------------

      Total oil and gas sales decreased $176,182 (4.7%) in 2001 as compared to 2000. Of this decrease, approximately $381,000 and $421,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $96,000 was related to a decrease in the average price of oil sold. These decreases were partially offset by an increase of approximately $722,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 13,678 barrels and 123,637 Mcf, respectively, in 2001 as compared to 2000. The decrease in volumes of oil sold was primarily due to (i) the sale of several wells during 2000 and (ii) the shutting-in of one significant well in order to perform repairs during 2001. The decrease in volumes of gas sold was primarily due to
(i) negative gas balancing  adjustments  on two  significant  wells during 2001,
(ii) the shutting-in of two other significant wells in order to perform repairs during 2001, and (iii) normal declines in production. These decreases were partially offset by (i) the successful completion of a new well during late 2000, (ii) negative prior period volume adjustments on two significant wells during 2000, and (iii) the II-D Partnership receiving an increased percentage of sales on another significant well during 2001 due to gas balancing. As of the date of this Annual Report, management expects the gas balancing adjustment to continue for the foreseeable future, thereby continuing to contribute to an increase in volumes of gas produced for the II-D Partnership. Average oil prices decreased to $22.78 per barrel in 2001 from $27.84 per barrel in 2000. Average gas prices increased to $4.42 per Mcf in 2001 from $3.41 per Mcf in 2000.

      As discussed in "Liquidity and Capital Resources" below, the II-D Partnership sold certain oil and gas properties during 2001 and recognized a
$112,686 gain on such sales. Sales of oil and gas properties during 2000 resulted in the II-D Partnership recognizing similar gains of $514,114.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $259,779 (27.7%) in 2001 as compared to 2000. This increase was primarily due to (i) workover expenses incurred on several wells during 2001, (ii) a one-time litigation expense and settlement payment incurred in connection with a plugged well, and (iii) a negative prior period lease operating expense adjustment made by the operator on one significant well during 2000. These increases were partially offset by (i) a positive prior period lease operating expense adjustment made by the operator on one significant well during 2000, (ii) a negative prior period lease operating expense adjustment made by the operator on another significant well during 2001, and (iii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, these expenses increased to 33.4% in 2001 from 24.9% in 2000. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $70,064 (16.9%) in 2001 as compared to 2000. This decrease was primarily due to (i) one significant well being fully depleted in 2000 due to the lack of remaining economically recoverable reserves and (ii) the decreases in volumes of oil and gas sold. These decreases were partially offset by one significant well being fully depleted in 2001 due to the lack of remaining economically recoverable reserves. As a percentage of oil and gas sales, this expense decreased to 9.6% in 2001 from 11.0% in 2000. This percentage decrease was primarily due to the increase in the average price of gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $9,667 (2.6%) in 2001 as compared to 2000. As a percentage of oil and gas sales, these expenses increased to 10.2% in 2001 from 10.0% in 2000.

      The Limited Partners have received cash distributions through December 31, 2001 totaling $37,301,903 or 118.46% of Limited Partners' capital contributions.


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

      General and administrative expenses remained relatively constant in 2000 as compared to 1999. As a percentage of oil and gas sales, these expenses decreased to 10.0% in 2000 from 14.3% in 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

                                II-E Partnership
                                ----------------

                      Year Ended December 31, 2001 Compared
                         to Year Ended December 31, 2000
                     --------------------------------------

      Total oil and gas sales decreased $199,675 (7.2%) in 2001 as compared to 2000. Of this decrease, approximately $411,000 was related to a decrease in volumes of gas sold and approximately $118,000 was related to a decrease in the average price of oil sold. These decreases were partially offset by an increase of approximately $319,000 related to an increase in the average price of gas sold. Volumes of oil sold increased 356 barrels, while volumes of gas sold decreased 121,515 Mcf in 2001 as compared to 2000. The increase in volumes of oil sold was primarily due to (i) a positive prior period volume adjustment made by the purchaser on one significant well during 2001 and (ii) a negative prior period volume adjustment made by the operator on another significant well during 2000. These increases were partially offset by (i) the sale of one significant well during mid 2000 and (ii) normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) the II-E Partnership receiving a reduced percentage of sales on two significant wells during 2001 due to gas balancing, and (iii) a positive prior period volume adjustment made by the purchaser on another significant well during 2000. As of the date of this Annual Report, management expects the gas balancing adjustments to continue for the foreseeable future, thereby continuing to contribute to a decrease in volumes of gas sold by the II-E Partnership. Average oil prices decreased to $24.32 per barrel in 2001 from $29.24 per barrel in 2000. Average gas prices increased to $4.03 per Mcf in 2001 from $3.38 per Mcf in 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $239,626 (41.4%) in 2001 as compared to 2000. This increase was primarily due to (i) a one-time litigation expense and settlement payment incurred in connection with a plugged well and (ii) workover expenses incurred on several wells during 2001. These increases were partially offset by
(i) a positive prior period lease operating expense adjustment made by the operator on one significant well during 2000 and (ii) a negative prior period lease operating expense adjustment made by the operator on another significant well during 2001. As a percentage of oil and gas sales, these expenses increased to 32.0% in 2001 from 21.0% in 2000. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $49,746 (13.7%) in 2001 as compared to 2000. This decrease was primarily due to (i) one significant well being fully depleted in 2000 due to the lack of remaining economically recoverable reserves and (ii) the decrease in volumes of gas sold. These decreases were partially offset by downward revisions in the estimates of remaining oil reserves at December 31, 2001. As a percentage of oil and gas sales, this expense decreased to 12.2% in 2001 from 13.1% in 2000.

      General and administrative expenses remained relatively constant in 2001 as compared to 2000. As a percentage of oil and gas sales, these expenses increased to 10.7% in 2001 from 9.9% in 2000.

      The Limited Partners have received cash distributions through December 31, 2001 totaling $26,794,574 or 117.10% of Limited Partners' capital contributions.


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


                                II-F Partnership
                                ----------------

                      Year Ended December 31, 2001 Compared
                         to Year Ended December 31, 2000
                     --------------------------------------

      Total oil and gas sales increased $174,627 (7.5%) in 2001 as compared to 2000. Of this increase, approximately (i) $193,000 was related to an increase in the average price of gas sold and (ii) $163,000 was related to an increase in volumes of oil sold. These increases were partially offset by decreases of approximately (i) $128,000 related to a decrease in the average price of oil sold and (ii) $53,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 5,790 barrels, while volumes of gas sold decreased 15,753 Mcf in 2001 as compared to 2000. The increase in volumes of oil sold was primarily due to (i) positive prior period volume adjustments made by the purchasers on two significant wells during 2001 and (ii) increased production on one significant well due to the successful workover of that well during mid 2001. Average oil prices decreased to $24.00 per barrel in 2001 from $28.14 per barrel in 2000. Average gas prices increased to $3.75 per Mcf in 2001 from $3.34 per Mcf in 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $91,267 (22.1%) in 2001 as compared to 2000. This increase was primarily due to (i) workover expenses incurred on several wells during 2001 and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 20.3% in 2001 from 17.8% in 2000. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $78,598 (36.8%) in 2001 as compared to 2000. This increase was primarily due to several wells being fully depleted in 2001 due to the lack of remaining economically recoverable reserves. This increase was partially offset by upward revisions in the estimates of remaining gas reserves at December 31, 2001. As a percentage of oil and gas sales, this expense increased to 11.7% in 2001 from 9.2% in 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $4,377 (2.1%) in 2001 as compared to 2000. As a percentage of oil and gas sales, these expenses decreased to 8.4% in 2001 from 8.8% in 2000.

      The Limited Partners have received cash distributions through December 31, 2001 totaling $20,942,051 or 122.18% of Limited Partners' capital contributions.


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


                                II-G Partnership
                                ----------------

                      Year Ended December 31, 2001 Compared
                         to Year Ended December 31, 2000
                     --------------------------------------

      Total oil and gas sales increased $369,434 (7.5%) in 2001 as compared to 2000. Of this increase, approximately (i) $427,000 was related to an increase in the average price of gas sold and (ii) $340,000 was related to an increase in volumes of oil sold. These increases were partially offset by decreases of approximately (i) $268,000 related to a decrease in the average price of oil sold and (ii) $130,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 12,091 barrels, while volumes of gas sold decreased 39,049 Mcf in 2001 as compared to 2000. The increase in volumes of oil sold was primarily due to (i) positive prior period volume adjustments made by the purchasers on two significant wells during 2001 and (ii) increased production on one significant well due to the successful workover of that well during mid 2001. Average oil prices decreased to $24.00 per barrel in 2001 from $28.14 per barrel in 2000. Average gas prices increased to $3.76 per Mcf in 2001 from $3.33 per Mcf in 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $190,266 (21.5%) in 2001 as compared to 2000. This increase was primarily due to (i) workover expenses incurred on several wells during 2001 and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 20.4% in 2001 from 18.0% in 2000. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $170,164 (37.2%) in 2001 as compared to 2000. This increase was primarily due to several wells being fully depleted in 2001 due to the lack of remaining economically recoverable reserves. This increase was partially offset by upward revisions in the estimates of remaining gas reserves at December 31, 2001. As a percentage of oil and gas sales, this expense increased to 11.9% in 2001 from 9.3% in 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses decreased $11,745 (2.7%) in 2001 as compared to 2000. As a percentage of oil and gas sales, these expenses decreased to 8.1% in 2001 from 9.0% in 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2001 totaling $43,577,371 or 117.08% of Limited Partners' capital contributions.


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


                                II-H Partnership
                                ----------------

                      Year Ended December 31, 2001 Compared
                         to Year Ended December 31, 2000
                     --------------------------------------

      Total oil and gas sales increased $95,141 (8.2%) in 2001 as compared to 2000. Of this increase, approximately (i) $106,000 was related to an increase in the average price of gas sold and (ii) $77,000 was related to an increase in volumes of oil sold. These increases were partially offset by decreases of approximately (i) $62,000 related to a decrease in the average price of oil sold and (ii) $26,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 2,757 barrels, while volumes of gas sold decreased 7,890 Mcf in 2001 as compared to 2000. The increase in volumes of oil sold was primarily due to (i) positive prior period volume adjustments made by the purchasers on two significant wells during 2001 and (ii) increased production on one significant well due to the successful workover of that well during mid 2001. Average oil prices decreased to $24.01 per barrel in 2001 from $28.13 per barrel in 2000. Average gas prices increased to $3.77 per Mcf in 2001 from $3.33 per Mcf in 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $46,664 (21.8%) in 2001 as compared to 2000. This increase was primarily due to (i) workover expenses incurred on several wells during 2001 and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 20.7% in 2001 from 18.4% in 2000. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $40,727 (38.0%) in 2001 as compared to 2000. This increase was primarily due to several wells being fully depleted in 2001 due to the lack of remaining economically recoverable reserves. This increase was partially offset by upward revisions in the estimates of remaining gas reserves at December 31, 2001. As a percentage of oil and gas sales, this expense increased to 11.8% in 2001 from 9.2% in 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $10,787 (9.8%) in 2001 as compared to 2000. As a percentage of oil and gas sales, these expenses increased to 9.6% in 2001 from 9.5% in 2000.

      The Limited Partners have received cash distributions through December 31, 2001 totaling $10,159,364 or 110.78% of Limited Partners' capital contributions.


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


      Average Sales Prices, Production Volumes, and Average Production Costs

      The following tables are comparisons of the annual average oil and gas sales prices, production volumes, and average production costs (lease operating expenses and production taxes) per equivalent unit (one barrel of oil or six Mcf of gas) for 2001, 2000, and 1999. These factors comprise the change in net oil and gas operations discussed in the "Results of Operations" section above.

                              2001 Compared to 2000
                              ---------------------

                              Average Sales Prices
--------------------------------------------------------------------------
P/ship               2001                     2000             % Change
------         ------------------      ------------------    -------------
                 Oil        Gas          Oil        Gas
               ($/Bbl)    ($/Mcf)      ($/Bbl)    ($/Mcf)      Oil     Gas
               -------    -------      -------    -------     -----    ---

 II-A          $23.99      $4.12       $27.49     $3.59       (13%)    15%
 II-B           24.36       4.34        27.44      3.54       (11%)    23%
 II-C           24.28       4.30        27.82      3.51       (13%)    23%
 II-D           22.78       4.42        27.84      3.41       (18%)    30%
 II-E           24.32       4.03        29.24      3.38       (17%)    19%
 II-F           24.00       3.75        28.14      3.34       (15%)    12%
 II-G           24.00       3.76        28.14      3.33       (15%)    13%
 II-H           24.01       3.77        28.13      3.33       (15%)    13%

                               Production Volumes
----------------------------------------------------------------------------
P/ship              2001                      2000               % Change
------       --------------------      --------------------    -------------
               Oil         Gas           Oil        Gas          Oil     Gas
             (Bbls)       (Mcf)        (Bbls)      (Mcf)       (Bbls)   (Mcf)
             ------     ---------      ------    ---------     ------   -----

 II-A        67,519      774,153       77,024    1,003,723      (12%)   (23%)
 II-B        49,375      570,423       52,155      707,543      ( 5%)   (19%)
 II-C        14,034      302,093       16,424      398,166      (15%)   (24%)
 II-D        18,970      712,930       32,648      836,567      (42%)   (15%)
 II-E        24,064      490,127       23,708      611,642        2%    (20%)
 II-F        30,965      465,214       25,175      480,967       23%    ( 3%)
 II-G        64,898      992,099       52,807    1,031,148       23%    ( 4%)
 II-H        15,054      237,600       12,297      245,490       22%    ( 3%)


                           Average Production Costs
                         per Equivalent Barrel of Oil
                    -------------------------------------
                    P/ship     2001     2000     % Change
                    ------    -----    -----     --------

                     II-A     $9.29    $5.81        60%
                     II-B      7.29     5.85        25%
                     II-C      6.77     4.89        38%
                     II-D      8.69     5.45        59%
                     II-E      7.74     4.61        68%
                     II-F      4.64     3.92        18%
                     II-G      4.67     3.94        19%
                     II-H      4.77     4.02        19%

                              2000 Compared to 1999
                              ---------------------

                              Average Sales Prices
--------------------------------------------------------------------------
P/ship               2000                     1999              % Change
------         ------------------      ------------------     ------------
                 Oil        Gas          Oil        Gas
               ($/Bbl)    ($/Mcf)      ($/Bbl)    ($/Mcf)      Oil     Gas
               -------    -------      -------    -------     -----    ---

 II-A          $27.49     $3.59        $16.25     $2.09        69%     72%
 II-B           27.44      3.54         16.18      2.04        70%     74%
 II-C           27.82      3.51         16.68      2.00        67%     76%
 II-D           27.84      3.41         16.43      2.02        69%     69%
 II-E           29.24      3.38         17.49      1.99        67%     70%
 II-F           28.14      3.34         16.64      1.91        69%     75%
 II-G           28.14      3.33         16.58      1.91        70%     74%
 II-H           28.13      3.33         16.62      1.92        69%     73%

                               Production Volumes
----------------------------------------------------------------------------
P/ship              2000                      1999               % Change
------       --------------------      --------------------    -------------
               Oil         Gas           Oil        Gas          Oil     Gas
             (Bbls)       (Mcf)        (Bbls)      (Mcf)       (Bbls)   (Mcf)
             ------     ---------      ------    ---------     ------   -----

 II-A        77,024     1,003,723      84,033    1,149,550     ( 8%)    (13%)
 II-B        52,155       707,543      56,749      870,203     ( 8%)    (19%)
 II-C        16,424       398,166      17,691      500,545     ( 7%)    (20%)
 II-D        32,648       836,567      33,890    1,010,194     ( 4%)    (17%)
 II-E        23,708       611,642      32,352      624,562     (27%)    ( 2%)
 II-F        25,175       480,967      34,859      569,382     (28%)    (16%)
 II-G        52,807     1,031,148      73,361    1,210,210     (28%)    (15%)
 II-H        12,297       245,490      17,055      287,724     (28%)    (15%)


                          Average Production Costs
                        per Equivalent Barrel of Oil
                    -------------------------------------
                    P/ship     2000     1999     % Change
                    ------    -----    -----     --------

                     II-A     $5.81    $4.71       23%
                     II-B      5.85     4.76       23%
                     II-C      4.89     4.35       12%
                     II-D      5.45     5.47       -
                     II-E      4.61     4.09       13%
                     II-F      3.92     3.48       13%
                     II-G      3.94     3.51       12%
                     II-H      4.02     3.58       12%

      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item 5. Market for Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, where methods are employed to permit more efficient recovery of reserves, or where identified developmental drilling or recompletion opportunities are pursued, thereby resulting in a positive economic impact. Assuming 2001 production levels for future years, the Partnerships proved reserve quantities at December 31, 2001 would have the following remaining lives:

                  Partnership       Gas-Years        Oil-Years
                  -----------       ---------        ---------

                     II-A               7.6              5.5
                     II-B               7.5              5.8
                     II-C              10.8              6.8
                     II-D              13.2             10.2
                     II-E               7.4              6.1
                     II-F               6.5              7.1
                     II-G               6.5              7.1
                     II-H               6.5              7.1

These life of reserves estimates are based on the current estimates of remaining oil and gas reserves. See "Item 2. Properties" for a discussion of these reserve estimates. Any decrease from the oil and gas prices at December 31, 2001 may cause a decrease in the estimated life of said reserves.

      The Partnerships' available capital from the Limited Partners' subscriptions has been spent on oil and gas properties and there should be no further material capital resource commitments in the future. Occasional expenditures for new wells or well recompletions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. During 2001, capital expenditures for the II-A, II-B, and II-C Partnerships totaled $149,585, $492,951, and $82,009, respectively. These expenditures were primarily due to the drilling of three development wells located in Kern County, California. The II-A, II-B, and II-C Partnerships own working interests of approximately 3.9%, 16.2%, and 2.4%, respectively, in these wells. The Partnerships have no debt commitments. Cash for operational purposes will be provided by current oil and gas production.

      The Partnerships sold certain oil and gas properties during 2001, 2000, and 1999. The sale of the Partnerships' properties were made by the General Partner after giving due consideration to both the offer price and the General Partner's estimate of the property's remaining proved reserves and future operating costs.

Net proceeds from the sale of any such properties were distributed to the Partnerships and included in the calculation of the Partnerships' cash distributions for the quarter immediately following the Partnerships' receipt of the proceeds. The amount of such proceeds from the sale of oil and gas properties during 2001, 2000, and 1999, were as follows:

            Partnership        2001           2000           1999
            -----------     ---------       --------        -------

               II-A         $  7,285        $ 99,721        $14,441
               II-B            1,187         257,751         39,541
               II-C           21,996         113,746          9,704
               II-D          112,686         723,535         36,944
               II-E           61,553         171,330         27,869
               II-F           24,684          92,073          8,302
               II-G           52,882         193,656         17,979
               II-H           12,783          45,271          4,342

      The General Partner believes that the sale of these properties will be beneficial to the Partnerships in the long-term since the properties sold generally had a higher ratio of future operating expenses as compared to reserves than the properties not sold.

      In August, 1999, the II-A Partnership received insurance settlement proceeds in the amount of $202,500 for the costs incurred to drill the State lease 8191 No. 4 well in St. Bernard Parish, Louisiana for the purpose of relieving pressure in another well which suffered a blowout during a workover attempt. This well was completed as a producing gas well in 1998. The insurance proceeds amount was included in the II-A Partnership's August 1999 cash distribution.

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

      The  Partnerships   would  have  terminated  on  December  31,  2001  in
accordance with the Partnership Agreements.  However, the

Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their first two-year extension thereby extending their termination date to December 31, 2003. As of the date of this Annual Report, the General Partner has not determined whether to further extend the term of any Partnership.


      New Accounting Pronouncements

      Below is a brief description of Financial Accounting Standards ("FAS") recently issued by the Financial Accounting Standards Board ("FASB") which may have an impact on the Partnerships' future results of operations and financial position.

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). FAS No. 143 will require the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for the Partnerships' depleted wells), in the period in which the liabilities are incurred (at the time the wells are drilled). Management has not yet determined the effect of adopting this statement on the Partnerships' financial condition or results of operations.

      In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001 (January 1, 2002 for the Partnerships). This statement supersedes FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The provisions of FAS No. 144, as they relate to the Partnerships, are essentially the same as FAS No. 121 and thus are not expected to have a significant effect on the Partnerships' financial condition or results of operations.


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Partnerships in 2001. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."

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

            Name            Age      Position with General Partner
      ----------------      ---     --------------------------------

      Dennis R. Neill        49     President and Director

      Judy K. Fox            50     Secretary

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


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Partnerships and the General Partner, there were no officers, directors, or ten percent owners who were delinquent filers during 2001 of reports required under Section 16 of the Securities Exchange Act of 1934.


ITEM 11.    EXECUTIVE COMPENSATION


      The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The amount of general and administrative expense allocated to the General Partner and its affiliates which was charged to each Partnership during 2001, 2000, and 1999, is set forth in the table below. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements.

            Partnership        2001         2000          1999
            -----------      --------     --------      --------

               II-A          $509,772     $509,772      $509,772
               II-B           380,760      380,760       380,760
               II-C           162,756      162,756       162,756
               II-D           331,452      331,452       331,452
               II-E           240,864      240,864       240,864
               II-F           180,420      180,420       180,420
               II-G           391,776      391,776       391,776
               II-H            96,540       96,540        96,540

      None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities based on the allocation method described above. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates during 2001, 2000, and 1999:

                                         Salary Reimbursements

                                            II-A Partnership
                                            ----------------
                                   Three Years Ended December 31, 2001

                                                             Long Term Compensation
                                                         -------------------------------
                              Annual Compensation               Awards          Payouts
                           -------------------------     ---------------------  -------
                                                                      Securi-
                                                Other                  ties                All
     Name                                       Annual   Restricted   Under-              Other
      and                                      Compen-     Stock      lying      LTIP    Compen-
   Principal               Salary    Bonus     sation     Award(s)   Options/   Payouts  sation
   Position          Year    ($)      ($)        ($)        ($)       SARs(#)     ($)      ($)
---------------      ----  -------  -------    -------   ----------  --------   -------  -------
Dennis R. Neill,
President(1)         1999     -        -          -          -          -          -        -
                     2000     -        -          -          -          -          -        -
                     2001     -        -          -          -          -          -        -

All Executive
Officers,
Directors,
and Employees
as a group(2)        1999  $311,369    -          -          -          -          -        -
                     2000  $302,550    -          -          -          -          -        -
                     2001  $283,025    -          -          -          -          -        -

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

                                          Salary Reimbursements

                                            II-B Partnership
                                            ----------------
                                   Three Years Ended December 31, 2001

                                                                Long Term Compensation
                                                            -------------------------------
                                Annual Compensation                Awards           Payouts
                             -------------------------      ---------------------   -------
                                                                         Securi-
                                                  Other                   ties                  All
     Name                                         Annual    Restricted   Under-                Other
      and                                        Compen-      Stock      lying       LTIP     Compen-
   Principal                 Salary     Bonus    sation      Award(s)   Options/    Payouts   sation
   Position          Year      ($)       ($)       ($)         ($)       SARs(#)      ($)       ($)
---------------      ----    -------   -------   -------    ----------  --------    -------   -------
Dennis R. Neill,
President(1)         1999       -         -         -           -          -           -         -
                     2000       -         -         -           -          -           -         -
                     2001       -         -         -           -          -           -         -

All Executive
Officers,
Directors,
and Employees
as a group(2)        1999    $232,568     -         -           -          -           -         -
                     2000    $225,981     -         -           -          -           -         -
                     2001    $211,398     -         -           -          -           -         -

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

                                          Salary Reimbursements

                                            II-C Partnership
                                            ----------------
                                   Three Years Ended December 31, 2001

                                                              Long Term Compensation
                                                          --------------------------------
                                Annual Compensation              Awards            Payouts
                             -------------------------    ---------------------    -------
                                                                        Securi-
                                                  Other                  ties                  All
     Name                                         Annual  Restricted    Under-                Other
      and                                        Compen-    Stock       lying       LTIP     Compen-
   Principal                 Salary     Bonus    sation    Award(s)    Options/    Payouts   sation
   Position          Year      ($)       ($)       ($)       ($)        SARs(#)      ($)       ($)
---------------      ----    -------   -------   -------  ----------   --------    -------   -------

Dennis R. Neill,
President(1)         1999       -         -         -         -            -          -         -
                     2000       -         -         -         -            -          -         -
                     2001       -         -         -         -            -          -         -


All Executive
Officers,
Directors,
and Employees
as a group(2)        1999    $99,411      -         -         -            -          -         -
                     2000    $96,596      -         -         -            -          -         -
                     2001    $90,362      -         -         -            -          -         -
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

                                          Salary Reimbursements

                                            II-D Partnership
                                            ----------------
                                   Three Years Ended December 31, 2001

                                                                Long Term Compensation
                                                            -------------------------------
                                Annual Compensation                Awards          Payouts
                             -------------------------      ---------------------  -------
                                                                         Securi-
                                                  Other                   ties                 All
     Name                                         Annual    Restricted   Under-               Other
      and                                        Compen-      Stock      lying      LTIP     Compen-
   Principal                 Salary     Bonus    sation      Award(s)   Options/   Payouts   sation
   Position          Year      ($)       ($)       ($)         ($)       SARs(#)     ($)       ($)
---------------      ----    -------   -------   -------    ----------  --------   -------   -------

Dennis R. Neill,
President(1)         1999       -         -         -            -          -         -         -
                     2000       -         -         -            -          -         -         -
                     2001       -         -         -            -          -         -         -

All Executive
Officers,
Directors,
and Employees
as a group(2)        1999    $202,451     -         -            -          -         -         -
                     2000    $196,717     -         -            -          -         -         -
                     2001    $184,022     -         -            -          -         -         -

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

                                          Salary Reimbursements

                                            II-E Partnership
                                            ----------------
                                   Three Years Ended December 31, 2001

                                                              Long Term Compensation
                                                          --------------------------------
                                Annual Compensation              Awards            Payouts
                             -------------------------    ---------------------    -------
                                                                        Securi-
                                                 Other                   ties                  All
     Name                                        Annual   Restricted    Under-                Other
      and                                       Compen-     Stock       lying       LTIP     Compen-
   Principal                 Salary    Bonus    sation     Award(s)    Options/    Payouts   sation
   Position          Year      ($)      ($)       ($)        ($)        SARs(#)      ($)       ($)
---------------      ----    -------  -------   -------   ----------   --------    -------   -------

Dennis R. Neill,
President(1)         1999       -        -        -           -            -          -         -
                     2000       -        -        -           -            -          -         -
                     2001       -        -        -           -            -          -         -

All Executive
Officers,
Directors,
and Employees
as a group(2)        1999    $147,120    -        -           -            -          -         -
                     2000    $142,953    -        -           -            -          -         -
                     2001    $133,728    -        -           -            -          -         -

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

                                          Salary Reimbursements

                                            II-F Partnership
                                            ----------------
                                   Three Years Ended December 31, 2001

                                                                Long Term Compensation
                                                            -------------------------------
                                Annual Compensation                Awards          Payouts
                             -------------------------      ---------------------  -------
                                                                         Securi-
                                                  Other                   ties                 All
     Name                                         Annual    Restricted   Under-               Other
      and                                        Compen-      Stock      lying      LTIP     Compen-
   Principal                 Salary     Bonus    sation      Award(s)   Options/   Payouts   sation
   Position          Year      ($)       ($)       ($)         ($)       SARs(#)     ($)       ($)
---------------      ----    -------   -------   -------    ----------  --------   -------   -------
Dennis R. Neill,
President(1)         1999       -         -        -             -          -         -         -
                     2000       -         -        -             -          -         -         -
                     2001       -         -        -             -          -         -         -

All Executive
Officers,
Directors,
and Employees
as a group(2)        1999    $110,201     -        -             -          -         -         -
                     2000    $107,079     -        -             -          -         -         -
                     2001    $100,169     -        -             -          -         -         -
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

                                          Salary Reimbursements

                                            II-G Partnership
                                            ----------------
                                   Three Years Ended December 31, 2001

                                                            Long Term Compensation
                                                        ----------------------------------
                              Annual Compensation              Awards              Payouts
                           -------------------------    ---------------------      -------
                                                                      Securi-
                                                Other                  ties                    All
     Name                                       Annual  Restricted    Under-                  Other
      and                                      Compen-    Stock       lying         LTIP     Compen-
   Principal               Salary     Bonus    sation    Award(s)    Options/      Payouts   sation
   Position          Year    ($)       ($)       ($)       ($)        SARs(#)        ($)       ($)
---------------      ----  -------   -------   -------  ----------   --------      -------   -------
Dennis R. Neill,
President(1)         1999    -          -        -           -           -            -         -
                     2000    -          -        -           -           -            -         -
                     2001    -          -        -           -           -            -         -

All Executive
Officers,
Directors,
and Employees
as a group(2)        1999  $239,297     -        -           -           -            -         -
                     2000  $232,519     -        -           -           -            -         -
                     2001  $217,514     -        -           -           -            -         -

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

                                          Salary Reimbursements
                                            II-H Partnership
                                            ----------------
                                   Three Years Ended December 31, 2001

                                                             Long Term Compensation
                                                         ---------------------------------
                              Annual Compensation               Awards             Payouts
                           -------------------------     ---------------------     -------
                                                                        Securi-
                                                 Other                   ties                  All
     Name                                        Annual  Restricted     Under-                Other
      and                                       Compen-    Stock        lying       LTIP     Compen-
   Principal               Salary      Bonus    sation    Award(s)     Options/    Payouts   sation
   Position          Year    ($)        ($)       ($)       ($)         SARs(#)      ($)       ($)
---------------      ----  -------    -------   -------  ----------    --------    -------   -------
Dennis R. Neill,
President(1)         1999     -         -          -         -             -          -         -
                     2000     -         -          -         -             -          -         -
                     2001     -         -          -         -             -          -         -

All Executive
Officers,
Directors,
and Employees
as a group(2)        1999  $58,967      -          -         -             -          -         -
                     2000  $57,296      -          -         -             -          -         -
                     2001  $53,599      -          -         -             -          -         -

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


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Units as of February 1, 2002 by (i) each beneficial owner of more than five percent of the issued and outstanding Units, (ii) the directors and officers of the General Partner, and (iii) the General Partner and its affiliates. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.

                                                       Number of Units
                                                         Beneficially
                                                        Owned (Percent
          Beneficial Owner                             of Outstanding)
------------------------------------                  ------------------

II-A Partnership:
----------------
   Samson Resources Company                            115,718    (23.9%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                  115,718    (23.9%)

II-B Partnership:
----------------
   Samson Resources Company                             81,696    (22.6%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                   81,696    (22.6%)

II-C Partnership:
----------------
   Samson Resources Company                           44,510      (28.8%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                 44,510      (28.8%)

II-D Partnership:
----------------
   Samson Resources Company                           71,086      (22.6%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                 71,086      (22.6%)

II-E Partnership:
----------------
   Samson Resources Company                           60,632      (26.5%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                 60,632      (26.5%)

II-F Partnership:
----------------
   Samson Resources Company                           37,940      (22.1%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                 37,940      (22.1%)

II-G Partnership:
----------------
   Samson Resources Company                           66,494      (17.9%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                 66,494      (17.9%)

II-H Partnership:
----------------
   Samson Resources Company                           22,340      (24.4%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                 22,340      (24.4%)

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

            as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 are filed as part of this report:

            Report of Independent Accountants
            Combined Balance Sheets
            Combined Statements of Operations
            Combined Statements of Changes in
              Partners' Capital (Deficit)
            Combined Statements of Cash Flows
            Notes to Combined Financial Statements

      (2)   Financial Statement Schedules:

            None.

      (3)   Exhibits:

Exh.
No.     Exhibit
---     -------

*4.1 Agreement and Certificate of Limited Partnership dated July 22, 1987 for the Geodyne Energy Income Limited Partnership II-A.

*4.2 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-A.

*4.3     Second Amendment to Agreement and Certificate of Limited  Partnership
         dated  August  4,  1993  for  the  Geodyne   Energy  Income   Limited
         Partnership II-A.

*4.4 Third Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-A.

*4.5 Fourth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited Partnership II-A.

*4.6 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-A.

*4.7     Second  Amendment  to Amended  and  Restated  Certificate  of Limited
         Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-A.

*4.8 Third Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-A.

*4.9 Agreement and Certificate of Limited Partnership dated October 14, 1987 for the Geodyne Energy Income Limited Partnership II-B.

*4.10 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-B.

*4.11 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-B.

*4.12 Third Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-B.

*4.13    Fourth  Amendment to Agreement and  Certificate of Limited  Partnership
         dated   November  14,  2001  for  the  Geodyne  Energy  Income  Limited
         Partnership II-B.

*4.14 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-B.

*4.15 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-B.

*4.16    Third  Amendment  to  Amended  and  Restated   Certificate  of  Limited
         Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-B.

*4.17 Agreement and Certificate of Limited Partnership dated January 13, 1988 for the Geodyne Energy Income Limited Partnership II-C.

*4.18 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-C.

*4.19 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-C.

*4.20 Third Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-C.

*4.21    Fourth  Amendment to Agreement and  Certificate of Limited  Partnership
         dated   November  14,  2001  for  the  Geodyne  Energy  Income  Limited
         Partnership II-C.

*4.22 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-C.

*4.23 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-C.

*4.24    Third  Amendment  to  Amended  and  Restated   Certificate  of  Limited
         Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-C.

*4.25 Agreement and Certificate of Limited Partnership dated May 10, 1988 for the Geodyne Energy Income Limited Partnership II-D.

*4.26 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-D.

*4.27 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-D.

*4.28 Third Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-D.

*4.29    Fourth  Amendment to Agreement and  Certificate of Limited  Partnership
         dated   November  14,  2001  for  the  Geodyne  Energy  Income  Limited
         Partnership II-D.

*4.30 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-D.

*4.31 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-D.

*4.32    Third  Amendment  to  Amended  and  Restated   Certificate  of  Limited
         Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-D.

*4.33 Agreement and Certificate of Limited Partnership dated September 27, 1988 for the Geodyne Energy Income Limited Partnership II-E.

*4.34 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-E.

*4.35 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-E.

*4.36 Third Amendment to Agreement and Certificate of Limited Partnership dated August 31, 1995 for the Geodyne Energy Income Limited Partnership II-E.

*4.37 Fourth Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-E.

*4.38    Fifth  Amendment to Agreement and  Certificate  of Limited  Partnership
         dated   November  14,  2001  for  the  Geodyne  Energy  Income  Limited
         Partnership II-E.

*4.39 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-E.

*4.40 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-E.

*4.41    Third  Amendment  to  Amended  and  Restated   Certificate  of  Limited
         Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-E.

*4.42 Agreement and Certificate of Limited Partnership dated January 5, 1989 for the Geodyne Energy Income Limited Partnership II-F.

*4.42a Certificate of Limited Partnership dated January 5, 1989, for the Geodyne Energy Income Limited Partnership II-F.

*4.43 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-F.

*4.44 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-F.

*4.45 Third Amendment to Agreement and Certificate of Limited Partnership dated August 31, 1995 for the Geodyne Energy Income Limited Partnership II-F.

*4.46 Fourth Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-F.

*4.47    Fifth  Amendment to Agreement and  Certificate  of Limited  Partnership
         dated   November  14,  2001  for  the  Geodyne  Energy  Income  Limited
         Partnership II-F.

*4.48 Second Amendment to Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-F.

*4.49 Third Amendment to Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-F.

*4.50 Agreement and Certificate of Limited Partnership dated April 10, 1989 for the Geodyne Energy Income Limited Partnership II-G.

*4.51 Certificate of Limited Partnership dated April 10, 1989, for the Geodyne Energy Income Limited Partnership II-G.

*4.52 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-G.

*4.53 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-G.

*4.54 Third Amendment to Agreement and Certificate of Limited Partnership dated August 31, 1995 for the Geodyne Energy Income Limited Partnership II-G.

*4.55 Fourth Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-G.

*4.56    Fifth  Amendment to Agreement and  Certificate  of Limited  Partnership
         dated   November  14,  2001  for  the  Geodyne  Energy  Income  Limited
         Partnership II-G.

*4.57 Second Amendment to Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-G.

*4.58 Third Amendment to Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-G.

*4.59 Agreement and Certificate of Limited Partnership dated May 17, 1989 for the Geodyne Energy Income Limited Partnership II-H.

*4.60 Certificate of Limited Partnership dated May 17, 1989, for the Geodyne Energy Income Limited Partnership II-H.

*4.61 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 25, 1993 for the Geodyne Energy Income Limited Partnership II-H.

*4.62 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-H.

*4.63 Third Amendment to Agreement and Certificate of Limited Partnership dated August 31, 1995 for the Geodyne Energy Income Limited Partnership II-H.

*4.64 Fourth Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-H.

*4.65    Fifth  Amendment to Agreement and  Certificate  of Limited  Partnership
         dated   November  14,  2001  for  the  Geodyne  Energy  Income  Limited
         Partnership II-H.

*4.66 Second Amendment to Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-H.

*4.67 Third Amendment to Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-H.

*10.1 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-A.

*10.2 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-A.

*10.3 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-A.

*10.4 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-A.

*10.5 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-B.

*10.6 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-B.

*10.7 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-B.

*10.8 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-B.

*10.9 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-C.

*10.10 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-C.

*10.11 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-C.

*10.12 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-C.

*10.13 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-D.

*10.14 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-D.

*10.15 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-D.

*10.16 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-D.

*10.17 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-E.

*10.18 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-E.

*10.19 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-E.

*10.20 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-E.

*10.21 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-F.

*10.22 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-F.

*10.23 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-F.

*10.24 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-F.

*10.25 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-G.

*10.26 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-G.

*10.27 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-G.

*10.28 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-G.

*10.29 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-H.

*10.30 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-H.

*10.31 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-H.

*10.32 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-H.

*23.1 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-A.

*23.2 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-B.

*23.3 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-C.

*23.4 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-D.

*23.5 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-E.

*23.6 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-F.

*23.7 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-G.

*23.8 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-H.

         All other Exhibits are omitted as inapplicable.

         ----------

         *Filed herewith.

(b)      Reports on Form 8-K filed during the fourth quarter of 2001:

Each Partnership filed a Current Report of Form 8-K as follows:

            Date of Event               November 14, 2001
            Date filed with the SEC     November 16,
            2001 Items Included         Item 5 - Other Events
                                        Item 7 - Exhibits

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

                                        February 26, 2002


                                  By:     //S// Dennis R. Neill
                                        ------------------------------
                                        Dennis R. Neill
                                        President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities (with respect to the registrant's general partner, Geodyne Resources, Inc.) on the dates indicated.

By:   //s//Dennis R. Neill       President and            February 26, 2002
      -------------------        Director (Principal
         Dennis R. Neill         Executive Officer)


     //s// Craig D. Loseke       Chief Financial          February 26, 2002
      -------------------        Officer (Principal
         Craig D. Loseke         Accounting and
                                 Financial Officer)

     //s// Judy K. Fox
      -------------------        Secretary                February 26, 2002
         Judy K. Fox

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
GEODYNE PRODUCTION PARTNERSHIP II-A


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-A, an Oklahoma limited partnership, and Geodyne Production Partnership II-A, an Oklahoma general partnership, at December 31, 2001 and 2000, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




                               PricewaterhouseCoopers LLP









Tulsa, Oklahoma
February 15, 2002

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
          GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-A
                       Combined Balance Sheets
                     December 31, 2001 and 2000

                               ASSETS
                               ------

                                            2001         2000
                                         ----------   ----------
CURRENT ASSETS:
   Cash and cash equivalents             $  414,467   $1,070,734
   Accounts receivable:
      Oil and gas sales                     396,257    1,042,022
      General Partner (Note 2)              130,610         -
                                          ---------    ---------
      Total current assets               $  941,334   $2,112,756

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method          2,204,572    2,827,525

DEFERRED CHARGE                             695,623      813,560
                                          ---------    ---------
                                         $3,841,529   $5,753,841
                                          =========    =========

             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
             -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                      $  153,728   $  169,414
   Accrued Liability - Other (Note 1)        73,800         -
   Gas imbalance payable                     96,299      103,856
                                          ---------    ---------
      Total current liabilities          $  323,827   $  273,270

ACCRUED LIABILITY                        $  243,327   $  252,704

PARTNERS' CAPITAL (DEFICIT):
   General Partner                      ($  285,152) ($  333,839)
   Limited Partners, issued and
      outstanding, 484,283 Units          3,559,527    5,561,706
                                          ---------    ---------
      Total Partners' capital            $3,274,375   $5,227,867
                                          ---------    ---------
                                         $3,841,529   $5,753,841
                                          =========    =========





                     The accompanying notes are an integral
                  part of these combined financial statements.

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
          GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-A
                  Combined Statements of Operations
        For the Years Ended December 31, 2001, 2000, and 1999

                                 2001        2000        1999
                              ----------  ----------  ----------

REVENUES:
   Oil and gas sales          $4,812,392  $5,718,890  $3,762,931
   Interest income                31,927      43,440      18,160
   Gain on sale of oil and
      gas properties             137,823      87,841       6,465
   Insurance settlement
      income                        -           -        202,500
                               ---------   ---------   ---------
                              $4,982,142  $5,850,171  $3,990,056

COSTS AND EXPENSES:
   Lease operating            $1,538,430  $1,097,459  $1,082,603
   Production tax                287,607     321,511     215,157
   Depreciation, depletion,
      and amortization of oil
      and gas properties         772,466     785,707     599,790
   General and
      administrative             550,462     573,982     571,548
                               ---------   ---------   ---------
                              $3,148,965  $2,778,659  $2,469,098
                               ---------   ---------   ---------
NET INCOME                    $1,833,177  $3,071,512  $1,520,958
                               =========   =========   =========

GENERAL PARTNER -
   NET INCOME                 $  249,356  $  373,521  $   99,132
                               =========   =========   =========

LIMITED PARTNERS -
   NET INCOME                 $1,583,821  $2,697,991  $1,421,826
                               =========   =========   =========

NET INCOME per Unit           $     3.27  $     5.57  $     2.94
                               =========   =========   =========

UNITS OUTSTANDING                484,283     484,283     484,283
                               =========   =========   =========




                     The accompanying notes are an integral
                  part of these combined financial statements.

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
          GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-A
    Combined Statements of Changes in Partners' Capital (Deficit)
        For the Years Ended December 31, 2001, 2000, and 1999

                            Limited       General
                           Partners       Partner        Total
                         -------------  ----------   -------------

Balance, Dec. 31, 1998    $ 5,469,889   ($417,336)    $ 5,052,553
   Net income               1,421,826      99,132       1,520,958
   Cash distributions    (  1,269,000)  (  61,991)   (  1,330,991)
                           ----------     -------      ----------

Balance, Dec. 31, 1999    $ 5,622,715   ($380,195)    $ 5,242,520
   Net income               2,697,991     373,521       3,071,512
   Cash distributions    (  2,759,000)  ( 327,165)   (  3,086,165)
                           ----------     -------      ----------

Balance, Dec. 31, 2000    $ 5,561,706   ($333,839)    $ 5,227,867
   Net income               1,583,821     249,356       1,833,177
   Cash distributions    (  3,586,000)  ( 200,669)   (  3,786,669)
                           ----------     -------      ----------

Balance, Dec. 31, 2001    $ 3,559,527   ($285,152)    $ 3,274,375
                           ==========     =======      ==========


                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-A
                       Combined Statements of Cash Flows
             For the Years Ended December 31, 2001, 2000, and 1999

                                      2001            2000           1999
                                  ------------   ------------    ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                       $1,833,177     $3,071,512     $1,520,958
   Adjustments to reconcile
      net income to net
      cash provided by
      operating activities:
      Depreciation, depletion,
        and amortization of oil
        and gas properties             772,466        785,707        599,790
      Gain on sale of oil and
        gas properties             (   137,823)   (    87,841)   (     6,465)
      (Increase) decrease in
        accounts receivable-
        oil and gas sales              645,765    (   339,630)   (   196,110)
      (Increase) decrease in
        deferred charge                117,937    (    80,705)   (    31,369)
      Increase (decrease) in
        accounts payable           (    15,686)        56,461    (    58,809)
      Increase in accounts
        payable - other                 73,800           -             -
      Decrease in gas
        imbalance payable          (     7,557)   (    19,945)   (     2,103)
      Increase (decrease) in
        accrued liability          (     9,377)        31,266         41,113
                                     ---------      ---------      ---------
   Net cash provided by
      operating activities          $3,272,702     $3,416,825     $1,867,005
                                     ---------      ---------      ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures            ($  149,585)   ($   83,625)   ($   39,957)
   Proceeds from sale of
      oil and gas properties             7,285         99,721         14,441
                                     ---------      ---------      ---------
   Net cash provided (used)
      by investing activities      ($  142,300)    $   16,096    ($   25,516)
                                     ---------      ---------      ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions              ($3,786,669)   ($3,086,165)   ($1,330,991)
                                     ---------      ---------      ---------
   Net cash used by financing
      activities                   ($3,786,669)   ($3,086,165)   ($1,330,991)
                                     ---------      ---------      ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS       ($  656,267)    $  346,756     $  510,498

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD            1,070,734        723,978        213,480
                                     ---------      ---------      ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                 $  414,467     $1,070,734     $  723,978
                                     =========      =========      =========



                     The accompanying notes are an integral
                  part of these combined financial statements.

                  REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
GEODYNE PRODUCTION PARTNERSHIP II-B


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-B, an Oklahoma limited partnership, and Geodyne Production Partnership II-B, an Oklahoma general partnership, at December 31, 2001 and 2000, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.






                               PricewaterhouseCoopers LLP









Tulsa, Oklahoma
February 15, 2002

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
          GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-B
                       Combined Balance Sheets
                     December 31, 2001 and 2000

                               ASSETS
                               ------

                                             2001         2000
                                         ------------ ------------
CURRENT ASSETS:
   Cash and cash equivalents              $  262,153   $  714,162
   Accounts receivable:
      Oil and gas sales                      323,116      728,372
                                           ---------    ---------
      Total current assets                $  585,269   $1,442,534

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method           1,821,517    1,530,002

DEFERRED CHARGE                              214,754      204,209
                                           ---------    ---------
                                          $2,621,540   $3,176,745
                                           =========    =========

             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
             -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                       $  126,662   $  128,102
   Gas imbalance payable                      48,060       17,720
                                           ---------    ---------
      Total current liabilities           $  174,722   $  145,822

ACCRUED LIABILITY                         $   47,436   $   87,878

PARTNERS' CAPITAL (DEFICIT):
   General Partner                       ($  302,054) ($  269,807)
   Limited Partners, issued and
      outstanding, 361,719 Units           2,701,436    3,212,852
                                           ---------    ---------
      Total Partners' capital             $2,399,382   $2,943,045
                                           ---------    ---------
                                          $2,621,540   $3,176,745
                                           =========    =========


                     The accompanying notes are an integral
                  part of these combined financial statements.

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
          GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-B
                  Combined Statements of Operations
        For the Years Ended December 31, 2001, 2000, and 1999

                                 2001         2000        1999
                              ----------   ----------  ----------
REVENUES:
   Oil and gas sales          $3,677,731   $3,937,680  $2,693,717
   Interest income                18,313       29,499       9,475
   Gain on sale of oil
      and gas properties           1,187      248,993      21,562
                               ---------    ---------   ---------
                              $3,697,231   $4,216,172  $2,724,754

COSTS AND EXPENSES:
   Lease operating            $  846,524   $  771,307  $  785,484
   Production tax                206,937      224,174     174,652
   Depreciation, depletion,
      and amortization of oil
      and gas properties         201,436      787,991     338,190
   General and
      administrative             415,799      429,630     426,100
                               ---------    ---------   ---------
                              $1,670,696   $2,213,102  $1,724,426
                               ---------    ---------   ---------
NET INCOME                    $2,026,535   $2,003,070  $1,000,328
                               =========    =========   =========

GENERAL PARTNER -
   NET INCOME                 $  218,951   $  163,872  $   63,070
                               =========    =========   =========

LIMITED PARTNERS -
   NET INCOME                 $1,807,584   $1,839,198  $  937,258
                               =========    =========   =========

NET INCOME per Unit           $     5.00   $     5.08  $     2.59
                               =========    =========   =========

UNITS OUTSTANDING                361,719      361,719     361,719
                               =========    =========   =========



                     The accompanying notes are an integral
                  part of these combined financial statements.

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
          GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-B
    Combined Statements of Changes in Partners' Capital (Deficit)
        For the Years Ended December 31, 2001, 2000, and 1999


                             Limited        General
                             Partners       Partner      Total
                           ------------   ---------- ------------

Balance, Dec. 31, 1998      $3,309,396    ($320,234)  $2,989,162
   Net income                  937,258       63,070    1,000,328
   Cash distributions      (   790,000)   (  33,609) (   823,609)
                             ---------      -------    ---------

Balance, Dec. 31, 1999      $3,456,654    ($290,773)  $3,165,881
   Net income                1,839,198      163,872    2,003,070
   Cash distributions      ( 2,083,000)   ( 142,906) ( 2,225,906)
                             ---------      -------    ---------

Balance, Dec. 31, 2000      $3,212,852    ($269,807)  $2,943,045
   Net income                1,807,584      218,951    2,026,535
   Cash distributions      ( 2,319,000)   ( 251,198) ( 2,570,198)
                             ---------      -------    ---------

Balance, Dec. 31, 2001      $2,701,436    ($302,054)  $2,399,382
                             =========      =======    =========




                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-B
                       Combined Statements of Cash Flows
             For the Years Ended December 31, 2001, 2000, and 1999

                                     2001          2000           1999
                                 ------------  ------------   ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                     $2,026,535    $2,003,070     $1,000,328
   Adjustments to reconcile
      net income to net
      cash provided by
      operating activities:
      Depreciation, depletion,
        and amortization of oil
        and gas properties           201,436       787,991        338,190
      Gain on sale of
        oil and gas properties   (     1,187)  (   248,993)   (    21,562)
      (Increase) decrease in
        accounts receivable          405,256   (   216,333)   (   183,705)
      (Increase) decrease in
        deferred charge          (    10,545)       26,111    (    50,487)
      Increase (decrease) in
        accounts payable         (     1,440)       38,790         11,929
      Increase (decrease) in
        gas imbalance payable         30,340   (     4,170)         2,100
      Decrease in accrued
        liability                (    40,442)  (     9,651)   (     1,152)
                                   ---------     ---------      ---------
   Net cash provided by
      operating activities        $2,609,953    $2,376,815     $1,095,641
                                   ---------     ---------      ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures          ($  492,951)  ($   67,336)   ($   45,756)
   Proceeds from sale of
      oil and gas properties           1,187       257,751         39,541
                                   ---------     ---------      ---------
   Net cash provided (used) by
      investing activities       ($  491,764)   $  190,415    ($    6,215)
                                   ---------     ---------      ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions            ($2,570,198)  ($2,225,906)   ($  823,609)
                                   ---------     ---------      ---------
   Net cash used by financing
      activities                 ($2,570,198)  ($2,225,906)   ($  823,609)
                                   ---------     ---------      ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS     ($  452,009)   $  341,324     $  265,817

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD            714,162    $  372,838        107,021
                                   ---------     ---------      ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD               $  262,153    $  714,162     $  372,838
                                   =========     =========      =========



                     The accompanying notes are an integral
                  part of these combined financial statements.

                  REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
GEODYNE PRODUCTION PARTNERSHIP II-C

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-C, an Oklahoma limited partnership, and Geodyne Production Partnership II-C, an Oklahoma general partnership, at December 31, 2001 and 2000, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.







                               PricewaterhouseCoopers LLP









Tulsa, Oklahoma
February 15, 2002

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
          GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-C
                       Combined Balance Sheets
                     December 31, 2001 and 2000

                               ASSETS
                               ------

                                            2001          2000
                                        ------------  ------------

CURRENT ASSETS:
   Cash and cash equivalents             $  115,201    $  412,356
   Accounts receivable:
      Oil and gas sales                     137,952       350,577
                                          ---------     ---------
      Total current assets               $  253,153    $  762,933

NET OIL AND GAS PROPERTIES,
   utilizing the successful efforts
   method                                   856,666       878,906

DEFERRED CHARGE                             128,827       130,095
                                          ---------     ---------
                                         $1,238,646    $1,771,934
                                          =========     =========

             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
             -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                      $   50,950    $   21,688
   Gas imbalance payable                     29,876        15,380
                                          ---------     ---------
      Total current liabilities          $   80,826    $   37,068

ACCRUED LIABILITY                        $   29,477    $   54,138

PARTNERS' CAPITAL (DEFICIT):
   General Partner                      ($  130,178)  ($  105,478)
   Limited Partners, issued and
      outstanding, 154,621 Units          1,258,521     1,786,206
                                          ---------     ---------
      Total Partners' capital            $1,128,343    $1,680,728
                                          ---------     ---------
                                         $1,238,646    $1,771,934
                                          =========     =========




                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-C
                       Combined Statements of Operations
             For the Years Ended December 31, 2001, 2000, and 1999

                                      2001          2000          1999
                                   ----------    ----------    ----------
REVENUES:
   Oil and gas sales               $1,640,398    $1,856,040    $1,296,468
   Interest income                     11,305        13,304         5,862
   Gain on sale of oil
      and gas properties               21,996        90,494         3,257
                                    ---------     ---------     ---------
                                   $1,673,699    $1,959,838    $1,305,587

COSTS AND EXPENSES:
   Lease operating                 $  327,353    $  285,595    $  345,340
   Production tax                     108,506       118,875        94,982
   Depreciation, depletion,
      and amortization of oil
      and gas properties              104,249       350,665       180,007
   General and administrative         188,517       185,566       183,887
                                    ---------     ---------     ---------
                                   $  728,625    $  940,701    $  804,216
                                    ---------     ---------     ---------
NET INCOME                         $  945,074    $1,019,137    $  501,371
                                    =========     =========     =========

GENERAL PARTNER -
   NET INCOME                      $  102,759    $  132,143    $   65,752
                                    =========     =========     =========

LIMITED PARTNERS -
   NET INCOME                      $  842,315    $  886,994    $  435,619
                                    =========     =========     =========

NET INCOME per Unit                $     5.45    $     5.74    $     2.82
                                    =========     =========     =========

UNITS OUTSTANDING                     154,621       154,621       154,621
                                    =========     =========     =========







                     The accompanying notes are an integral
                  part of these combined financial statements.

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
          GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-C
    Combined Statements of Changes in Partners' Capital (Deficit)
        For the Years Ended December 31, 2001, 2000, and 1999

                             Limited       General
                             Partners      Partner        Total
                           ------------   ----------  ------------

Balance, Dec. 31, 1998      $1,765,593    ($133,264)   $1,632,329
   Net income                  435,619       65,752       501,371
   Cash distributions      (   390,000)   (  51,633)  (   441,633)
                             ---------      -------     ---------

Balance, Dec. 31, 1999      $1,811,212    ($119,145)   $1,692,067
   Net income                  886,994      132,143     1,019,137
   Cash distributions      (   912,000)   ( 118,476)  ( 1,030,476)
                             ---------      -------     ---------

Balance, Dec. 31, 2000      $1,786,206    ($105,478)   $1,680,728
   Net income                  842,315      102,759       945,074
   Cash distributions      ( 1,370,000)   ( 127,459)  ( 1,497,459)
                             ---------      -------     ---------

Balance, Dec. 31, 2001      $1,258,521    ($130,178)   $1,128,343
                             =========      =======     =========


                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-C
                       Combined Statements of Cash Flows
             For the Years Ended December 31, 2001, 2000, and 1999

                                       2001            2000           1999
                                   ------------    ------------   -----------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                       $  945,074      $1,019,137     $ 501,371
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Depreciation, depletion,
        and amortization of oil
        and gas properties             104,249         350,665       180,007
      Gain on sale of oil
        and gas properties         (    21,996)    (    90,494)   (    3,257)
      (Increase) decrease in
        accounts receivable -
        oil and gas sales              212,625     (   105,826)   (   87,476)
      (Increase) decrease in
        deferred charge                  1,268     (       431)       23,748
      Increase (decrease) in
        accounts payable                29,262     (    16,667)        8,507
      Increase (decrease) in
        gas imbalance payable           14,496     (     4,920)  (    17,949)
      Increase (decrease) in
        accrued liability          (    24,661)             75   (     5,245)
                                     ---------       ---------     ---------
   Net cash provided by
      operating activities          $1,260,317      $1,151,539    $  599,706
                                     ---------       ---------     ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures            ($   82,009)    ($   27,273)  ($   29,574)
   Proceeds from sale of
      oil and gas properties            21,996         113,746         9,704
                                     ---------       ---------     ---------
   Net cash provided (used)
      by investing activities      ($   60,013)     $   86,473   ($   19,870)
                                     ---------       ---------     ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions              ($1,497,459)    ($1,030,476)  ($  441,633)
                                     ---------       ---------     ---------
   Net cash used by financing
      activities                   ($1,497,459)    ($1,030,476)  ($  441,633)
                                     ---------       ---------     ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS       ($  297,155)     $  207,536    $  138,203

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD              412,356         204,820        66,617
                                     ---------       ---------     ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                 $  115,201      $  412,356    $  204,820
                                     =========       =========     =========





                     The accompanying notes are an integral
                  part of these combined financial statements.

                  REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
GEODYNE PRODUCTION PARTNERSHIP II-D


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-D, an Oklahoma limited partnership, and Geodyne Production Partnership II-D, an Oklahoma general partnership, at December 31, 2001 and 2000, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.






                               PricewaterhouseCoopers LLP









Tulsa, Oklahoma
February 15, 2002

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
          GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-D
                       Combined Balance Sheets
                     December 31, 2001 and 2000

                               ASSETS
                               ------

                                            2001          2000
                                        ------------  ------------

CURRENT ASSETS:
   Cash and cash equivalents             $  170,516    $1,432,990
   Accounts receivable:
      Oil and gas sales                     315,910       703,180
                                          ---------     ---------
      Total current assets               $  486,426    $2,136,170

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method          1,561,694     1,737,343

DEFERRED CHARGE                             370,412       397,689
                                          ---------     ---------
                                         $2,418,532    $4,271,202
                                          =========     =========

             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
             -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                      $   84,721    $   54,672
   Payable to General Partner (Note 2)       65,905           -
   Gas imbalance payable                     55,098        74,121
                                          ---------     ---------
      Total current liabilities          $  205,724    $  128,793

ACCRUED LIABILITY                        $  112,500    $  154,927

PARTNERS' CAPITAL (DEFICIT):
   General Partner                      ($  238,692)  ($  180,437)
   Limited Partners, issued and
      outstanding, 314,878 Units          2,339,000     4,167,919
                                          ---------     ---------
      Total Partners' capital            $2,100,308    $3,987,482
                                          ---------     ---------
                                         $2,418,532    $4,271,202
                                          =========     =========





                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-D
                       Combined Statements of Operations
             For the Years Ended December 31, 2001, 2000, and 1999

                                      2001          2000           1999
                                   ----------    ----------     ----------
REVENUES:
   Oil and gas sales               $3,581,469    $3,757,651     $2,598,616
   Interest income                     30,461        34,763         15,031
   Gain on sale of oil
      and gas properties              112,686       514,114         36,944
                                    ---------     ---------      ---------
                                   $3,724,616    $4,306,528     $2,650,591

COSTS AND EXPENSES:
   Lease operating                 $  947,567    $  672,765     $  924,509
   Production tax                     249,523       264,546        182,274
   Depreciation, depletion,
      and amortization of oil
      and gas properties              344,966       415,030        425,805
   General and administrative         364,691       374,358        371,301
                                    ---------     ---------      ---------
                                   $1,906,747    $1,726,699     $1,903,889
                                    ---------     ---------      ---------
NET INCOME                         $1,817,869    $2,579,829     $  746,702
                                    =========     =========      =========

GENERAL PARTNER -
   NET INCOME                      $  209,788    $  291,859     $  106,047
                                    =========     =========      =========

LIMITED PARTNERS -
   NET INCOME                      $1,608,081    $2,287,970     $  640,655
                                    =========     =========      =========

NET INCOME per Unit                $     5.11    $     7.27     $     2.03
                                    =========     =========      =========

UNITS OUTSTANDING                     314,878       314,878        314,878
                                    =========     =========      =========








                     The accompanying notes are an integral
                  part of these combined financial statements.

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
          GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-D
    Combined Statements of Changes in Partners' Capital (Deficit)
        For the Years Ended December 31, 2001, 2000, and 1999

                            Limited         General
                            Partners        Partner      Total
                          ------------    ----------  ------------

Balance, Dec. 31, 1998     $3,818,294     ($247,182)   $3,571,112
   Net income                 640,655       106,047       746,702
   Cash distributions     (   819,000)    (  95,125)  (   914,125)
                            ---------       -------     ---------

Balance, Dec. 31, 1999     $3,639,949     ($236,260)   $3,403,689
   Net income               2,287,970       291,859     2,579,829
   Cash distributions     ( 1,760,000)    ( 236,036)  ( 1,996,036)
                            ---------       -------     ---------

Balance, Dec. 31, 2000     $4,167,919     ($180,437)   $3,987,482
   Net income               1,608,081       209,788     1,817,869
   Cash distributions     ( 3,437,000)    ( 268,043)  ( 3,705,043)
                            ---------       -------     ---------

Balance, Dec. 31, 2001     $2,339,000     ($238,692)   $2,100,308
                            =========       =======     =========



                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-D
                       Combined Statements of Cash Flows
             For the Years Ended December 31, 2001, 2000, and 1999

                                      2001           2000            1999
                                  ------------   ------------    ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                      $1,817,869     $2,579,829      $  746,702
   Adjustments to reconcile
      net income to net
      cash provided by operating
      activities:
      Depreciation, depletion,
        and amortization of oil
        and gas properties            344,966        415,030         425,805
      Gain on sale of oil
        and gas properties        (   112,686)   (   514,114)    (    36,944)
      (Increase) decrease in
        accounts receivable -
        oil and gas sales             387,270    (   241,689)    (   119,058)
      Decrease in
        deferred charge                27,277         18,123         198,395
      Increase (decrease) in
        accounts payable               30,049    (    21,736)          8,474
      Increase in payable to
        General Partner                65,905           -               -
      Decrease in gas
        imbalance payable         (    19,023)   (    40,028)    (    35,499)
      Increase (decrease) in
        accrued liability         (    42,427)         8,584     (    59,872)
                                    ---------      ---------       ---------
   Net cash provided by
     operating activities          $2,499,200     $2,203,999      $1,128,003
                                    ---------      ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures           ($  169,317)   ($   46,036)    ($   14,850)
   Proceeds from sale of
      oil and gas properties          112,686        723,535          36,944
                                    ---------      ---------       ---------
   Net cash provided (used)
      by investing activities     ($   56,631)    $  677,499      $   22,094
                                    ---------      ---------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions             ($3,705,043)   ($1,996,036)    ($  914,125)
                                    ---------      ---------       ---------
   Net cash used by financing
      activities                  ($3,705,043)   ($1,996,036)    ($  914,125)
                                    ---------      ---------       ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS      ($1,262,474)    $  885,462      $  235,972

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD           1,432,990        547,528         311,556
                                    ---------      ---------       ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                $  170,516     $1,432,990      $  547,528
                                    =========      =========       =========


                     The accompanying notes are an integral
                  part of these combined financial statements.

                  REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
GEODYNE PRODUCTION PARTNERSHIP II-E


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-E, an Oklahoma limited partnership, and Geodyne Production Partnership II-E, an Oklahoma general partnership, at December 31, 2001 and 2000, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.






                               PricewaterhouseCoopers LLP









Tulsa, Oklahoma
February 15, 2002

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
          GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-E
                       Combined Balance Sheets
                     December 31, 2001 and 2000

                               ASSETS
                               ------

                                            2001          2000
                                        ------------  ------------

CURRENT ASSETS:
   Cash and cash equivalents             $  242,032    $  511,025
   Accounts receivable:
      Oil and gas sales                     244,365       541,215
                                          ---------     ---------
      Total current assets                  486,397    $1,052,240

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method          1,391,297     1,652,204

DEFERRED CHARGE                             206,554       204,138
                                          ---------     ---------
                                         $2,084,248    $2,908,582
                                          =========     =========

             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
             -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                      $   56,002    $   29,489
   Payable to General Partner (Note 2)      115,045           -
   Gas imbalance payable                     28,035        22,545
                                          ---------     ---------
      Total current liabilities          $  199,082    $   52,034

ACCRUED LIABILITY                        $   26,344    $   35,904

PARTNERS' CAPITAL (DEFICIT):
   General Partner                      ($  162,380)  ($  133,047)
   Limited Partners, issued and
      outstanding, 228,821 Units          2,021,202     2,953,691
                                          ---------     ---------
      Total Partners' capital            $1,858,822    $2,820,644
                                          ---------     ---------
                                         $2,084,248    $2,908,582
                                          =========     =========





                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-E
                       Combined Statements of Operations
             For the Years Ended December 31, 2001, 2000, and 1999

                                        2001           2000          1999
                                     ----------     ----------    ----------

REVENUES:
   Oil and gas sales                 $2,561,210     $2,760,885    $1,810,725
   Interest income                       16,873         23,459        14,505
   Gain on sale of oil
      and gas properties                 60,957        135,079        23,406
                                      ---------      ---------     ---------
                                     $2,639,040     $2,919,423    $1,848,636

COSTS AND EXPENSES:
   Lease operating                   $  628,516     $  394,003    $  429,026
   Production tax                       190,175        185,062       128,863
   Depreciation, depletion,
      and amortization of oil
      and gas properties                312,096        361,842       356,203
   General and administrative           272,795        273,055       270,387
                                      ---------      ---------     ---------
                                     $1,403,582     $1,213,962    $1,184,479
                                      ---------      ---------     ---------
NET INCOME                           $1,235,458     $1,705,461    $  664,157
                                      =========      =========     =========

GENERAL PARTNER -
   NET INCOME                        $  149,947     $  200,766    $   76,030
                                      =========      =========     =========

LIMITED PARTNERS -
   NET INCOME                        $1,085,511     $1,504,695    $  588,127
                                      =========      =========     =========

NET INCOME per Unit                  $     4.74     $     6.58    $     2.57
                                      =========      =========     =========

UNITS OUTSTANDING                       228,821        228,821       228,821
                                      =========      =========     =========



                     The accompanying notes are an integral
                  part of these combined financial statements.

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
          GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-E
    Combined Statements of Changes in Partners' Capital (Deficit)
        For the Years Ended December 31, 2001, 2000, and 1999

                            Limited        General
                            Partners       Partner      Total
                          ------------   ----------  ------------

Balance, Dec. 31, 1998     $3,165,869    ($173,306)   $2,992,563
   Net income                 588,127       76,030       664,157
   Cash distributions     (   812,000)   (  65,310)  (   877,310)
                            ---------      -------     ---------

Balance, Dec. 31, 1999     $2,941,996    ($162,586)   $2,779,410
   Net income               1,504,695      200,766     1,705,461
   Cash distributions     ( 1,493,000)   ( 171,227)  ( 1,664,227)
                            ---------      -------     ---------

Balance, Dec. 31, 2000     $2,953,691    ($133,047)   $2,820,644
   Net income               1,085,511      149,947     1,235,458
   Cash distributions     ( 2,018,000)   ( 179,280)  ( 2,197,280)
                            ---------      -------     ---------

Balance, Dec. 31, 2001     $2,021,202    ($162,380)   $1,858,822
                            =========      =======     =========



                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-E
                       Combined Statements of Cash Flows
             For the Years Ended December 31, 2001, 2000, and 1999

                                        2001           2000          1999
                                    ------------   ------------  ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                        $1,235,458     $1,705,461    $ 664,157
   Adjustments to reconcile
      net income to net
      cash provided by operating
      activities:
      Depreciation, depletion,
        and amortization of oil
        and gas properties              312,096        361,842      356,203
      Gain on sale of oil
        and gas properties          (    60,957)   (   135,079)  (   23,406)
      (Increase) decrease in
        accounts receivable -
        oil and gas sales               296,850    (   221,714)  (   99,473)
      (Increase) decrease in
        deferred charge             (     2,416)        11,930       59,464
      Increase (decrease) in
        accounts payable                 26,513    (    19,345)       9,953
      Increase in payable to
        General Partner                 115,045           -            -
      Increase (decrease) in
        gas imbalance payable             5,490    (   128,529)       2,616
      Decrease in
        accrued liability           (     9,560)   (     6,348)  (   38,798)
                                      ---------      ---------     --------
   Net cash provided by
      operating activities           $1,918,519     $1,568,218    $ 930,716
                                      ---------      ---------     --------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures             (    51,785)   ($   15,129)  ($   7,221)
   Proceeds from sale of
      oil and gas properties             61,553        171,330       27,869
                                      ---------      ---------     --------
  Net cash provided by
     investing activities            $    9,768     $  156,201    $  20,648
                                      ---------      ---------     --------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions               ($2,197,280)   ($1,664,227)  ($ 877,310)
                                      ---------      ---------     --------
   Net cash used by financing
      activities                    ($2,197,280)   ($1,664,227)  ($ 877,310)
                                      ---------      ---------     --------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS        ($  268,993)    $   60,192    $  74,054

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD               511,025        450,833      376,779
                                      ---------      ---------     --------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                  $  242,032     $  511,025    $ 450,833
                                      =========      =========     ========


                     The accompanying notes are an integral
                  part of these combined financial statements.

                  REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
GEODYNE PRODUCTION PARTNERSHIP II-F


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-F, an Oklahoma limited partnership, and Geodyne Production Partnership II-F, an Oklahoma general partnership, at December 31, 2001 and 2000, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.






                               PricewaterhouseCoopers LLP









Tulsa, Oklahoma
February 15, 2002

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
          GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-F
                       Combined Balance Sheets
                     December 31, 2001 and 2000

                               ASSETS
                               ------

                                            2001          2000
                                        ------------  ------------
CURRENT ASSETS:
   Cash and cash equivalents             $  278,738    $  441,154
   Accounts receivable:
      Oil and gas sales                     229,071       440,181
                                          ---------     ---------
      Total current assets               $  507,809    $  881,335

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method          1,424,064     1,597,803

DEFERRED CHARGE                              38,188        34,659
                                          ---------     ---------
                                         $1,970,061    $2,513,797
                                          =========     =========

             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
             -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                      $   49,662    $   21,902
   Gas imbalance payable                      7,953         7,439
                                          ---------     ---------
      Total current liabilities          $   57,615    $   29,341

ACCRUED LIABILITY                        $   13,875    $   12,341

PARTNERS' CAPITAL (DEFICIT):
   General Partner                      ($  118,848)  ($  101,577)
   Limited Partners, issued and
      outstanding, 171,400 Units          2,017,419     2,573,692
                                          ---------     ---------
      Total Partners' capital            $1,898,571    $2,472,115
                                          ---------     ---------
                                         $1,970,061    $2,513,797
                                          =========     =========





                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-F
                       Combined Statements of Operations
             For the Years Ended December 31, 2001, 2000, and 1999

                                     2001          2000          1999
                                  ----------    ----------    ----------
REVENUES:
   Oil and gas sales              $2,487,886    $2,313,259    $1,665,336
   Interest income                    15,183        16,519         7,673
   Gain on sale of oil
      and gas properties              24,447        81,494           565
                                   ---------     ---------     ---------
                                  $2,527,516    $2,411,272    $1,673,574

COSTS AND EXPENSES:
   Lease operating                $  338,068    $  258,353    $  350,094
   Production tax                    165,814       154,262       101,253
   Depreciation, depletion,
      and amortization of oil
      and gas properties             292,165       213,567       306,818
   General and administrative        208,687       204,310       201,912
                                   ---------     ---------     ---------
                                  $1,004,734    $  830,492    $  960,077
                                   ---------     ---------     ---------
NET INCOME                        $1,522,782    $1,580,780    $  713,497
                                   =========     =========     =========

GENERAL PARTNER -
   NET INCOME                     $  177,055    $  175,647    $   98,196
                                   =========     =========     =========

LIMITED PARTNERS -
   NET INCOME                     $1,345,727    $1,405,133    $  615,301
                                   =========     =========     =========

NET INCOME per Unit               $     7.85    $     8.20    $     3.59
                                   =========     =========     =========

UNITS OUTSTANDING                    171,400       171,400       171,400
                                   =========     =========     =========









                     The accompanying notes are an integral
                  part of these combined financial statements.

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
          GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-F
    Combined Statements of Changes in Partners' Capital (Deficit)
        For the Years Ended December 31, 2001, 2000, and 1999


                               Limited      General
                               Partners     Partner       Total
                             ------------  ---------- ------------

Balance, Dec. 31, 1998        $2,565,258   ($144,763)  $2,420,495
   Net income                    615,301      98,196      713,497
   Cash distributions        (   729,000)  (  66,326) (   795,326)
                               ---------     -------    ---------

Balance, Dec. 31, 1999        $2,451,559   ($112,893)  $2,338,666
   Net income                  1,405,133     175,647    1,580,780
   Cash distributions        ( 1,283,000)  ( 164,331) ( 1,447,331)
                               ---------     -------    ---------

Balance, Dec. 31, 2000        $2,573,692   ($101,577)  $2,472,115
   Net income                  1,345,727     177,055    1,522,782
   Cash distributions        ( 1,902,000)  ( 194,326) ( 2,096,326)
                               ---------     -------    ---------

Balance, Dec. 31, 2001        $2,017,419   ($118,848)  $1,898,571
                               =========     =======    =========




                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-F
                       Combined Statements of Cash Flows
             For the Years Ended December 31, 2001, 2000, and 1999

                                        2001           2000          1999
                                    ------------   ------------  -----------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                        $1,522,782     $1,580,780    $ 713,497
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Depreciation, depletion,
         and amortization of oil
         and gas properties             292,165        213,567      306,818
      Gain on sale of oil
         and gas properties         (    24,447)   (    81,494)  (      565)
      (Increase) decrease in
         accounts receivable -
         oil and gas sales              211,110    (   153,186)  (   99,470)
      (Increase) decrease in
         deferred charge            (     3,529)   (       293)      12,007
      Increase (decrease) in
         accounts payable                27,760    (     5,367)       3,262
      Increase in gas imbalance
         payable                            514          2,231          975
      Increase (decrease) in
         accrued liability                1,534    (    10,167)  (    2,487)
                                      ---------      ---------     --------
   Net cash provided by
      operating activities           $2,027,889     $1,546,071    $ 934,037
                                      ---------      ---------     --------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures             ($  118,663)   ($   29,757)  ($  20,155)
   Proceeds from sale of
      oil and gas properties             24,684         92,073        8,302
                                      ---------      ---------     --------
   Net cash provided (used) by
      investing activities          ($   93,979)    $   62,316   ($  11,853)
                                      ---------      ---------     --------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions               ($2,096,326)   ($1,447,331)  ($ 795,326)
                                      ---------      ---------     --------
   Net cash used by financing
      activities                    ($2,096,326)   ($1,447,331)  ($ 795,326)
                                      ---------      ---------     --------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS             ($  162,416)    $  161,056    $ 126,858

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD               441,154        280,098      153,240
                                      ---------      ---------     --------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                  $  278,738     $  441,154    $ 280,098
                                      =========      =========     ========



                     The accompanying notes are an integral
                  part of these combined financial statements.

                  REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
GEODYNE PRODUCTION PARTNERSHIP II-G


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-G, an Oklahoma limited partnership, and Geodyne Production Partnership II-G, an Oklahoma general partnership, at December 31, 2001 and 2000, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.






                               PricewaterhouseCoopers LLP









Tulsa, Oklahoma
February 15, 2002

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
          GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-G
                       Combined Balance Sheets
                     December 31, 2001 and 2000

                               ASSETS
                               ------

                                           2001          2000
                                       ------------  ------------
CURRENT ASSETS:
   Cash and cash equivalents            $  625,720    $  934,304
   Accounts receivable:
      Oil and gas sales                    484,681       935,211
                                         ---------     ---------
      Total current assets              $1,110,401    $1,869,515

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method         3,065,609     3,439,338

DEFERRED CHARGE                             83,736        76,673
                                         ---------     ---------
                                        $4,259,746    $5,385,526
                                         =========     =========

             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
             -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                     $  105,862    $   47,021
   Gas imbalance payable                    17,264        16,142
                                         ---------     ---------
      Total current liabilities         $  123,126    $   63,163

ACCRUED LIABILITY                       $   31,820    $   31,272

PARTNERS' CAPITAL (DEFICIT):
   General Partner                     ($  146,206)  ($  212,913)
   Limited Partners, issued and
      outstanding, 372,189 Units         4,251,006     5,504,004
                                         ---------     ---------
      Total Partners' capital           $4,104,800    $5,291,091
                                         ---------     ---------
                                        $4,259,746    $5,385,526
                                         =========     =========







                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-G
                       Combined Statements of Operations
             For the Years Ended December 31, 2001, 2000, and 1999

                                          2001         2000         1999
                                       ----------   ----------   ----------
REVENUES:
   Oil and gas sales                   $5,285,009   $4,915,575   $3,527,599
   Interest income                         33,161       36,288       16,880
   Gain on sale of oil
      and gas properties                   52,118      170,343        1,063
                                        ---------    ---------    ---------

                                       $5,370,288   $5,122,206   $3,545,542

COSTS AND EXPENSES:
   Lease operating                     $  722,045   $  554,889   $  749,121
   Production tax                         353,557      330,447      216,108
   Depreciation, depletion,
      and amortization of oil
      and gas properties                  627,519      457,355      660,153
   General and administrative             429,209      440,954      438,106
                                        ---------    ---------    ---------
                                       $2,132,330   $1,783,645   $2,063,488
                                        ---------    ---------    ---------

NET INCOME                             $3,237,958   $3,338,561   $1,482,054
                                        =========    =========    =========

GENERAL PARTNER -
   NET INCOME                          $  376,956   $  371,389   $   99,665
                                        =========    =========    =========

LIMITED PARTNERS -
   NET INCOME                          $2,861,002   $2,967,172   $1,382,389
                                        =========    =========    =========

NET INCOME per Unit                    $     7.69   $     7.97   $     3.71
                                        =========    =========    =========

UNITS OUTSTANDING                         372,189      372,189      372,189
                                        =========    =========    =========





                     The accompanying notes are an integral
                  part of these combined financial statements.

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
          GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-G
    Combined Statements of Changes in Partners' Capital (Deficit)
        For the Years Ended December 31, 2001, 2000, and 1999


                             Limited      General
                             Partners     Partner        Total
                           ------------  ----------  ------------

Balance, Dec. 31, 1998      $5,512,443   ($304,885)   $5,207,558
   Net income                1,382,389      99,665     1,482,054
   Cash distributions      ( 1,577,000)  (  60,806)  ( 1,637,806)
                             ---------     -------     ---------

Balance, Dec. 31, 1999      $5,317,832   ($266,026)   $5,051,806
   Net income                2,967,172     371,389     3,338,561
   Cash distributions      ( 2,781,000)  ( 318,276)  ( 3,099,276)
                             ---------     -------     ---------

Balance, Dec. 31, 2000      $5,504,004   ($212,913)   $5,291,091
   Net income                2,861,002     376,956     3,237,958
   Cash distributions      ( 4,114,000)  ( 310,249)  ( 4,424,249)
                             ---------     -------     ---------

Balance, Dec. 31, 2001      $4,251,006   ($146,206)   $4,104,800
                             =========     =======     =========




                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-G
                       Combined Statements of Cash Flows
             For the Years Ended December 31, 2001, 2000, and 1999

                                       2001          2000            1999
                                   ------------  ------------    ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                       $3,237,958    $3,338,561      $1,482,054
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Depreciation, depletion,
        and amortization of oil
        and gas properties             627,519       457,355         660,153
      Gain on sale of oil
        and gas properties         (    52,118)  (   170,343)    (     1,063)
      (Increase) decrease in
        accounts receivable -
        oil and gas sales              450,530   (   329,275)    (   207,398)
      (Increase) decrease in
        deferred charge            (     7,063)          633          24,649
      Increase (decrease) in
        accounts payable                58,841   (    11,856)          7,492
      Increase in gas imbalance
        payable                          1,122         4,854           2,259
      Increase (decrease) in
        accrued liability                  548   (    21,591)    (     4,967)
                                     ---------     ---------       ---------
   Net cash provided by
      operating activities          $4,317,337    $3,268,338      $1,963,179
                                     ---------     ---------       ---------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures            ($  254,554)  ($   62,230)    ($   42,704)
   Proceeds from sale of
      oil and gas properties            52,882       193,656          17,979
                                     ---------     ---------       ---------
   Net cash provided (used) by
      investing activities         ($  201,672)   $  131,426     ($   24,725)
                                     ---------     ---------       ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions              ($4,424,249)  ($3,099,276)    ($1,637,806)
                                     ---------     ---------       ---------
   Net cash used by financing
      activities                   ($4,424,249)  ($3,099,276)    ($1,637,806)
                                     ---------     ---------       ---------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS            ($  308,584)   $  300,488      $  300,648

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD              934,304       633,816         333,168
                                     ---------     ---------       ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                 $  625,720    $  934,304      $  633,816
                                     =========     =========       =========



                     The accompanying notes are an integral
                  part of these combined financial statements.

                  REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
GEODYNE PRODUCTION PARTNERSHIP II-H


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-H, an Oklahoma limited partnership, and Geodyne Production Partnership II-H, an Oklahoma general partnership, at December 31, 2001 and 2000, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.






                               PricewaterhouseCoopers LLP









Tulsa, Oklahoma
February 15, 2002

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
          GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-H
                       Combined Balance Sheets
                     December 31, 2001 and 2000

                               ASSETS
                               ------

                                            2001          2000
                                        ------------  ------------
CURRENT ASSETS:
   Cash and cash equivalents             $  136,988    $  229,651
   Accounts receivable:
      Oil and gas sales                     114,762       223,004
                                          ----------    ---------
      Total current assets               $  251,750    $  452,655

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method            721,143       807,844

DEFERRED CHARGE                              19,936        17,788
                                          ---------     ---------
                                         $  992,829    $1,278,287
                                          =========     =========

             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
             -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                      $   25,473    $   11,405
   Gas imbalance payable                      4,266         3,993
                                          ---------     ---------
      Total current liabilities          $   29,739    $   15,398

ACCRUED LIABILITY                        $    6,430    $    6,007

PARTNERS' CAPITAL (DEFICIT):
   General Partner                      ($   65,089)  ($   54,632)
   Limited Partners, issued and
      outstanding, 91,711 Units           1,021,749     1,311,514
                                          ---------     ---------
      Total Partners' capital            $  956,660    $1,256,882
                                          ---------     ---------
                                         $  992,829    $1,278,287
                                          =========     =========



                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-H
                       Combined Statements of Operations
             For the Years Ended December 31, 2001, 2000, and 1999

                                       2001           2000          1999
                                    ----------     ----------    ---------
REVENUES:
   Oil and gas sales                $1,257,427     $1,162,286    $ 836,927
   Interest income                       7,452          8,580        3,613
   Gain on sale of
      oil and gas properties            12,478         39,206          421
                                     ---------      ---------     --------
                                    $1,277,357     $1,210,072    $ 840,961

COSTS AND EXPENSES:
   Lease operating                  $  175,850     $  134,727    $ 180,929
   Production tax                       84,768         79,227       51,729
   Depreciation, depletion,
      and amortization of oil
      and gas properties               148,028        107,301      157,329
   General and administrative          121,142        110,355      108,016
                                     ---------      ---------     --------
                                    $  529,788     $  431,610    $ 498,003
                                     ---------      ---------     --------
NET INCOME                          $  747,569     $  778,462    $ 342,958
                                     =========      =========     ========

GENERAL PARTNER -
   NET INCOME                       $   87,334     $   56,035    $  23,260
                                     =========      =========     ========

LIMITED PARTNERS -
   NET INCOME                       $  660,235     $  722,427    $ 319,698
                                     =========      =========     ========

NET INCOME per Unit                 $     7.20     $     7.88    $    3.49
                                     =========      =========     ========

UNITS OUTSTANDING                       91,711         91,711       91,711
                                     =========      =========     ========




                     The accompanying notes are an integral
                  part of these combined financial statements.

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
          GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-H
    Combined Statements of Changes in Partners' Capital (Deficit)
        For the Years Ended December 31, 2001, 2000, and 1999


                               Limited      General
                               Partners     Partner       Total
                             ------------  ---------  ------------

Balance, Dec. 31, 1998        $1,306,389   ($75,631)   $1,230,758
   Net income                    319,698     23,260       342,958
   Cash distributions        (   372,000)  ( 14,243)  (   386,243)
                               ---------     ------     ---------

Balance, Dec. 31, 1999        $1,254,087   ($66,614)   $1,187,473
   Net income                    722,427     56,035       778,462
   Cash distributions        (   665,000)  ( 44,053)  (   709,053)
                               ---------     ------     ---------

Balance, Dec. 31, 2000        $1,311,514   ($54,632)   $1,256,882
   Net income                    660,235     87,334       747,569
   Cash distributions        (   950,000)  ( 97,791)  ( 1,047,791)
                               ---------     ------     ---------

Balance, Dec. 31, 2001        $1,021,749   ($65,089)   $  956,660
                               =========     ======     =========




                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-H
                       Combined Statements of Cash Flows
             For the Years Ended December 31, 2001, 2000, and 1999

                                           2001          2000        1999
                                       ------------  -----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                           $  747,569     $778,462    $342,958
   Adjustments to reconcile
      net income to net
      cash provided by operating
      activities:
      Depreciation, depletion,
        and amortization of oil
        and gas properties                 148,028      107,301     157,329
      Gain on sale of oil
        and gas properties             (    12,478)   (  39,206)  (     421)
      (Increase) decrease in
        accounts receivable -
        oil and gas sales                  108,242    (  79,128)  (  48,616)
      (Increase) decrease in
        deferred charge                (     2,148)         284       5,677
      Increase (decrease) in
        accounts payable                    14,068    (   3,099)      2,096
      Increase in gas
        imbalance payable                      273        1,204       2,789
      Increase (decrease) in
        accrued liability                      423    (   5,009)  (   1,047)
                                         ---------      -------     -------
  Net cash provided by
      operating activities              $1,003,977     $760,809    $460,765
                                         ---------      -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                ($   61,632)   ($ 14,394)  ($ 10,121)
   Proceeds from sale of
      oil and gas properties                12,783       45,271       4,342
                                         ---------      -------     -------
   Net cash provided (used) by
      investing activities             ($   48,849)    $ 30,877   ($  5,779)
                                         ---------      -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Cash distributions                  ($1,047,791)   ($709,053)  ($386,243)
                                         ---------      -------     -------
   Net cash used by financing
      activities                       ($1,047,791)   ($709,053)  ($386,243)
                                         ---------      -------     -------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                ($   92,663)    $ 82,633    $  68,743

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                  229,651      147,018       78,275
                                         ---------      -------      -------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                     $  136,988     $229,651    $ 147,018
                                         =========      =======      =======


                      he accompanying notes are an integral
                  part of these combined financial statements.

                        GEODYNE ENERGY INCOME PROGRAM II
                     Notes to Combined Financial Statements
              For the Years Ended December 31, 2001, 2000, and 1999

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

      The Partnerships would have terminated on December 31, 2001 in accordance with the partnership agreements for the Partnerships. However, such partnership agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their first two-year extension thereby extending their termination date to December 31, 2003.

      For purposes of these financial statements, the Partnerships and Production Partnerships are collectively referred to as the "Partnerships" and the general partner and managing partner are collectively referred to as the "General Partner".

      An affiliate of the General Partner owned the following Units at December 31, 2001:

                         Number of           Percent of
      Partnership       Units Owned       Outstanding Units
      -----------       -----------       -----------------
         II-A             115,718              23.9%
         II-B              81,696              22.6%
         II-C              44,510              28.8%
         II-D              71,086              22.6%
         II-E              60,632              26.5%
         II-F              37,940              22.1%
         II-G              66,494              17.9%
         II-H              22,340              24.4%

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

      All Partnerships have achieved payout. The II-D, II-E, and II-F Partnerships achieved payout during the second, third, and first quarters of 1999, respectively. The II-A and II-G Partnerships achieved payout during the first quarter of 2000, and the II-B and II-H Partnerships achieved payout during the fourth quarter of 2000. After payout, operations and revenues for the Partnerships have been and will be allocated using the 10% / 90% after payout percentages as described in Footnote 3 to the table above.


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

      Depletion of the cost of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the units-of-production method. The Partnerships' calculation of depreciation, depletion, and amortization includes estimated dismantlement and abandonment costs, net of estimated salvage values. The depreciation, depletion, and amortization rates per equivalent barrel of oil produced during the years ended December 31, 2001, 2000, and 1999, were as follows:

           Partnership    2001      2000       1999
           -----------    -----     -----      -----

              II-A        $3.93     $3.22      $2.18
              II-B         1.39      4.63       1.68
              II-C         1.62      4.24       1.78
              II-D         2.50      2.42       2.11
              II-E         2.95      2.88       2.61
              II-F         2.69      2.03       2.36
              II-G         2.73      2.04       2.40
              II-H         2.71      2.02       2.42

      When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties at the field level. If the unamortized costs of oil and gas properties within a field exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. No impairment provisions were recorded by the Partnerships during the three years ended December 31, 2001.

      The risk that the Partnerships will be required to record impairment provisions in the future increases as oil and gas prices decrease.

      Deferred Charge

      The Deferred Charge represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average production costs per Mcf during the period the underproduction occurred. At December 31, 2001 and 2000, cumulative total gas sales volumes for underproduced wells were less than the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                            2001                   2000
                     -------------------    ------------------
      Partnership      Mcf       Amount       Mcf      Amount
      -----------    -------   ---------    -------   --------

         II-A        608,807   $ 695,623    712,025   $813,560
         II-B        198,106     214,754    191,404    204,209
         II-C        179,375     128,827    181,140    130,095
         II-D        479,622     370,412    514,941    397,689
         II-E        323,326     206,554    321,477    204,138
         II-F         66,840      38,188     62,013     34,659
         II-G        146,900      83,736    137,283     76,673
         II-H         34,185      19,936     31,311     17,788


     Accrued Liability - Other

     The Accrued Liability - Other at December 31, 2001 for the II-A Partnership represents a charge accrued for the payment of a judgment related to plugging liabilities, which judgment is currently under appeal.


     Accrued Liability

     The  Accrued  Liability  represents  charges  accrued  for lease  operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average production costs per Mcf during the period the overproduction occurred. At December 31, 2001 and 2000, cumulative total gas sales volumes for overproduced wells exceeded the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                           2001                  2000
                     ------------------    ------------------
      Partnership      Mcf      Amount       Mcf      Amount
      -----------    -------   --------    -------   --------

         II-A        212,959   $243,327    221,166   $252,704
         II-B         44,462     47,436     82,368     87,878
         II-C         41,043     29,477     75,380     54,138
         II-D        145,669    112,500    200,605    154,927
         II-E         41,487     26,344     56,542     35,904
         II-F         24,180     13,875     22,081     12,341
         II-G         56,738     31,820     55,992     31,272
         II-H         11,139      6,430     10,573      6,007



      Oil and Gas Sales and Gas Imbalance Payable

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. This also approximates the price for which the Partnerships are currently settling this liability. At December 31, 2001 and 2000 total sales exceeded the Partnerships' share of estimated total gas reserves as follows:


                           2001                  2000
                     ------------------   ------------------
      Partnership      Mcf      Amount      Mcf      Amount
      -----------    ------    --------   ------    --------

         II-A        64,199    $96,299    69,237    $103,856
         II-B        32,040     48,060    11,813      17,720
         II-C        19,917     29,876    10,253      15,380
         II-D        36,732     55,098    49,414      74,121
         II-E        18,690     28,035    15,030      22,545
         II-F         5,302      7,953     4,959       7,439
         II-G        11,509     17,264    10,761      16,142
         II-H         2,844      4,266     2,662       3,993

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


      New Accounting Pronouncements

      Below is a brief description of Financial Accounting Standards ("FAS") recently issued by the Financial Accounting Standards Board ("FASB") which may have an impact on the Partnerships' future results of operations and financial position.

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). FAS No. 143 will require the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for the Partnerships' depleted wells), in the period in which the liabilities are incurred (at the time the wells are drilled). Management has not yet determined the effect of adopting this statement on the Partnerships' financial condition or results of operations.

      In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001 (January 1, 2002 for the Partnerships). This statement supersedes FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The provisions of FAS No. 144, as they relate to the Partnerships, are essentially the same as FAS No. 121 and thus are not expected to have a significant effect on the Partnerships' financial condition or results of operations.


2.    TRANSACTIONS WITH RELATED PARTIES

      The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the Partnerships, based on an allocation of actual costs incurred by the General Partner. When actual costs incurred benefit other partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all partnerships and affiliates. The General Partner believes this allocation method is reasonable. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative overhead costs for the years ended December 31, 2001, 2000, and 1999:

           Partnership      2001        2000       1999
           -----------    --------    --------   --------

              II-A        $509,772    $509,772   $509,772
              II-B         380,760     380,760    380,760
              II-C         162,756     162,756    162,756
              II-D         331,452     331,452    331,452
              II-E         240,864     240,864    240,864
              II-F         180,420     180,420    180,420
              II-G         391,776     391,776    391,776
              II-H          96,540      96,540     96,540

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

      Payable to General Partner

      The Payable to General Partner at December 31, 2001 for the II-D and II-E Partnerships represents litigation costs and settlement of a previously unrecorded liability. Such amounts will be repaid during the first quarter of 2002.


      Accounts Receivable - General Partner

      The Accounts Receivable - General Partner at December 31, 2001 for the II-A Partnership represents accrued proceeds from a related party for the sale of certain oil and gas properties during December 2001. Such amount was received in January 2002.


3.    MAJOR CUSTOMERS

      The following table sets forth purchasers who individually accounted for ten percent or more of each Partnership's combined oil and gas sales for the years ended December 31, 2001, 2000 and 1999:

Partnership             Purchaser                Percentage
-----------     ------------------------     ---------------------
                                             2001    2000    1999
                                             -----   -----   -----
   II-A         El Paso Energy Marketing
                   Company ("El Paso")       32.1%   27.8%   29.3%
                Amoco Production Company     12.7%   17.2%   16.3%

   II-B         El Paso                      40.0%   38.0%   37.6%
                Hallwood                       -     11.5%   13.6%
                Amoco Production Company       -     10.4%     -

   II-C         El Paso                      38.3%   35.6%   35.4%

   II-D         El Paso                      30.4%   28.6%   27.6%
                Vintage Petroleum Inc.       12.4%     -     10.7%

   II-E         El Paso                      45.8%   47.9%   46.3%

   II-F         El Paso                      22.5%   20.7%   23.7%
                ONEOK Gas Marketing Co.
                   ("ONEOK")                 10.5%     -       -

                Chevron U.S.A. Inc.
                  ("Chevron")                  -       -     10.4%
                Texaco Exploration and
                  Production, Inc.
                  ("Texaco")                   -       -     10.0%


   II-G         El Paso                      22.4%   20.6%   23.5%
                ONEOK                        10.3%     -       -
                Chevron                        -       -     10.3%
                Texaco                         -       -     10.1%

   II-H         El Paso                      22.3%   20.7%   23.3%
                ONEOK                        10.0%     -       -
                Texaco                         -       -     10.2%
                Chevron                        -       -       -

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

      Capitalized Costs

      The   capitalized   costs   and   accumulated   depreciation,   depletion,
amortization, and valuation allowance at December 31, 2001 and 2000 were as follows:

                                II-A Partnership
                                 ---------------

                                        2001            2000
                                    -------------   -------------

      Proved properties              $30,611,015     $30,686,730

      Less accumulated deprecia-
        tion, depletion, amorti-
        zation, and valuation
        allowance                   ( 28,406,443)   ( 27,859,205)
                                      ----------      ----------
           Net oil and gas
             Properties              $ 2,204,572     $ 2,827,525
                                      ==========      ==========



                          II-B Partnership
                           ---------------

                                        2001            2000
                                    -------------   -------------

      Proved properties              $20,823,909     $20,445,020

      Less accumulated deprecia-
        tion, depletion, amorti-
        zation, and valuation
        allowance                   ( 19,002,392)   ( 18,915,018)
                                      ----------      ----------
           Net oil and gas
             Properties              $ 1,821,517     $ 1,530,002
                                      ==========      ==========



                          II-C Partnership
                          ----------------

                                        2001            2000
                                    ------------    -------------

      Proved properties              $ 8,917,872     $8,992,289

      Less accumulated deprecia-
        tion, depletion, amorti-
        zation, and valuation
        allowance                   (  8,061,206)   ( 8,113,383)
                                      ----------      ---------
           Net oil and gas
             Properties              $   856,666     $  878,906
                                      ==========      =========

                          II-D Partnership
                          ----------------

                                        2001            2000
                                    -------------   -------------

      Proved properties              $15,061,284     $15,305,902

      Less accumulated deprecia-
        tion, depletion, amorti-
        zation, and valuation
        allowance                   ( 13,499,590)   ( 13,568,559)
                                      ----------      ----------
           Net oil and gas
             Properties              $ 1,561,694     $ 1,737,343
                                      ==========      ==========



                          II-E Partnership
                          ----------------

                                        2001            2000
                                    -------------   -------------

      Proved properties              $13,370,356     $13,462,347

      Less accumulated deprecia-
        tion, depletion, amorti-
        zation, and valuation
        allowance                   ( 11,979,059)   ( 11,810,143)
                                      ----------      ----------
           Net oil and gas
             Properties              $ 1,391,297     $ 1,652,204
                                      ==========      ==========

                          II-F Partnership
                          ----------------

                                        2001            2000
                                    -------------   -------------

      Proved properties              $10,699,918     $10,586,512

      Less accumulated deprecia-
        tion, depletion, amorti-
        zation, and valuation
        allowance                   (  9,275,854)   (  8,988,709)
                                      ----------      ----------
           Net oil and gas
             Properties              $ 1,424,064     $ 1,597,803
                                      ==========      ==========

                          II-G Partnership
                          ----------------

                                        2001            2000
                                    -------------   -------------

      Proved properties              $22,868,866     $22,628,667

      Less accumulated deprecia-
        tion, depletion, amorti-
        zation, and valuation
        allowance                   ( 19,803,257)   ( 19,189,329)
                                      ----------      ----------
           Net oil and gas
             Properties              $ 3,065,609     $ 3,439,338
                                      ==========      ==========


                          II-H Partnership
                          ----------------

                                        2001            2000
                                    -------------   -------------

      Proved properties              $5,502,402      $ 5,445,548

      Less accumulated deprecia-
        tion, depletion, amorti-
        zation, and valuation
        allowance                   ( 4,781,259)    (  4,637,704)
                                      ---------       ----------
           Net oil and gas
             Properties              $  721,143      $   807,844
                                      =========       ==========

      Costs Incurred

      The Partnerships incurred no costs in connection with oil and gas acquisition or exploration activities during 2001, 2000, and 1999. Costs incurred by the Partnerships in connection with oil and gas property development activities during 2001, 2000, and 1999, were as follows:

           Partnership      2001        2000       1999
           -----------    --------    -------     -------

              II-A        $149,585    $83,625     $39,957
              II-B         492,951     67,336      45,756
              II-C          82,009     27,273      29,574
              II-D         169,317     46,036      14,850
              II-E          51,785     15,129       7,221
              II-F         118,663     29,757      20,155
              II-G         254,554     62,230      42,704
              II-H          61,632     14,394      10,121

      Quantities of Proved Oil and Gas Reserves - Unaudited

      The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States of America, for the periods indicated. The proved reserves at December 31, 2001, 2000, and 1999, were estimated by petroleum engineers employed by affiliates of the Partnerships. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve reports prepared by the General Partner and reviewed by Ryder Scott.

                          II-A Partnership
                          ----------------

                                            Crude       Natural
                                             Oil          Gas
                                          (Barrels)      (Mcf)
                                          ---------   -----------

Proved reserves, Dec. 31, 1998             360,463     7,732,781
   Production                             ( 84,033)   (1,149,550)
   Extensions and discoveries                3,888        28,864
   Revision of previous
      estimates                            449,713       435,306
                                           -------     ---------

Proved reserves, Dec. 31, 1999             730,031     7,047,401
   Production                             ( 77,024)   (1,003,723)
   Sales of minerals in
      place                               ( 14,216)   (    8,706)
   Extensions and discoveries                   12        16,357
   Revision of previous
      estimates                           ( 90,400)      656,452
                                           -------     ---------

Proved reserves, Dec. 31, 2000             548,403     6,707,781
   Production                             ( 67,519)   (  774,153)
   Sales of minerals in place                 -       (   60,382)
   Extensions and discoveries               18,433        11,955
   Revision of previous
      estimates                           (125,788)   (   14,943)
                                           -------     ---------
Proved reserves, Dec. 31, 2001             373,529     5,870,258
                                           =======     =========

PROVED DEVELOPED RESERVES:

   December 31, 1999                       729,967     7,045,456
                                           =======     =========
   December 31, 2000                       548,403     6,707,781
                                           =======     =========
   December 31, 2001                       373,529     5,870,258
                                           =======     =========

                          II-B Partnership
                          ----------------

                                            Crude       Natural
                                             Oil          Gas
                                          (Barrels)      (Mcf)
                                          ---------   -----------

Proved reserves, Dec. 31, 1998             239,827     5,310,753
   Production                             ( 56,749)   (  870,203)
   Extensions and discoveries                6,352        47,148
   Revision of previous
      estimates                            262,357       785,597
                                           -------     ---------

Proved reserves, Dec. 31, 1999             451,787     5,273,295
   Production                             ( 52,155)   (  707,543)
   Sales of minerals in
      place                               ( 19,091)   (    6,778)
   Extensions and discoveries                    8         3,084
   Revision of previous
      estimates                           ( 18,716)      280,103
                                           -------     ---------

Proved reserves, Dec. 31, 2000             361,833     4,842,161
   Production                             ( 49,375)   (  570,423)
   Extensions and discoveries               58,881        18,379
   Revision of previous
      estimates                           ( 86,953)   (    7,061)
                                           -------     ---------
Proved reserves, Dec. 31, 2001             284,386     4,283,056
                                           =======     =========

PROVED DEVELOPED RESERVES:

   December 31, 1999                       451,787     5,273,295
                                           =======     =========

   December 31, 2000                       361,833     4,842,161
                                           =======     =========

   December 31, 2001                       284,386     4,283,056
                                           =======     =========

                          II-C Partnership
                          ----------------

                                           Crude        Natural
                                            Oil           Gas
                                          (Barrels)      (Mcf)
                                          ---------   -----------

Proved reserves, Dec. 31, 1998             118,667     3,603,745
   Production                             ( 17,691)   (  500,545)
   Extensions and discoveries                2,725        20,208
   Revision of previous
      estimates                             83,580       483,041
                                           -------     ---------

Proved reserves, Dec. 31, 1999             187,281     3,606,449
   Production                             ( 16,424)   (  398,166)
   Sales of minerals in
      place                               ( 28,896)   (   11,837)
   Revision of previous
      estimates                           ( 15,808)      194,596
                                           -------     ---------

Proved reserves, Dec. 31, 2000             126,153     3,391,042
   Production                             ( 14,034)   (  302,093)
   Extensions and discoveries                8,281         2,345
   Revision of previous
      estimates                           ( 24,922)      160,543
                                           -------     ---------
Proved reserves, Dec. 31, 2001              95,478     3,251,837
                                           =======     =========

PROVED DEVELOPED RESERVES:

   December 31, 1999                       187,281     3,606,449
                                           =======     =========

   December 31, 2000                       126,153     3,391,042
                                           =======     =========

   December 31, 2001                        95,478     3,251,837
                                           =======     =========

                          II-D Partnership
                          ----------------

                                           Crude         Natural
                                            Oil            Gas
                                          (Barrels)       (Mcf)
                                          ---------    -----------

Proved reserves, Dec. 31, 1998             256,982      8,224,693
   Production                             ( 33,890)    (1,010,194)
   Revision of previous
      estimates                            314,019      1,272,422
                                           -------      ---------

Proved reserves, Dec. 31, 1999             537,111      8,486,921
   Production                             ( 32,648)    (  836,567)
   Sales of minerals in
      place                               (269,014)    (   79,651)
   Extensions and discoveries                 -             5,023
   Revision of previous
      estimates                             18,288        688,616
                                           -------      ---------

Proved reserves, Dec. 31, 2000             253,737      8,264,342
   Production                             ( 18,970)    (  712,930)
   Sales of minerals in
      place                               ( 28,595)          -
   Extensions and discoveries                5,656      1,961,987
   Revision of previous
      estimates                           ( 18,990)    (  121,541)
                                           -------      ---------
Proved reserves, Dec. 31, 2001             192,838      9,391,858
                                           =======      =========

PROVED DEVELOPED RESERVES:

   December 31, 1999                       537,111      8,486,921
                                           =======      =========

   December 31, 2000                       253,737      8,264,342
                                           =======      =========

   December 31, 2001                       192,838      9,391,858
                                           =======      =========

                          II-E Partnership
                          ----------------

                                            Crude       Natural
                                             Oil          Gas
                                          (Barrels)      (Mcf)
                                          ---------   -----------

Proved reserves, Dec. 31, 1998             163,199     4,459,632
   Production                             ( 32,352)   (  624,562)
   Revision of previous
      estimates                            126,214       253,008
                                           -------     ---------

Proved reserves, Dec. 31, 1999             257,061     4,088,078
   Production                             ( 23,708)   (  611,642)
   Sales of minerals in
      place                               (  9,137)   (    2,995)
   Extensions and discoveries                  951         1,745
   Revision of previous
      estimates                              4,556       579,536
                                           -------     ---------

Proved reserves, Dec. 31, 2000             229,723     4,054,722
   Production                             ( 24,064)   (  490,127)
   Sales of minerals in
      place                               ( 17,957)   (    3,024)
   Revision of previous
      estimates                           ( 41,174)       82,011
                                           -------     ---------
Proved reserves, Dec. 31, 2001             146,528     3,643,582
                                           =======     =========

PROVED DEVELOPED RESERVES:

   December 31, 1999                       257,061     4,088,078
                                           =======     =========

   December 31, 2000                       229,723     4,054,722
                                           =======     =========

   December 31, 2001                       146,528     3,643,582
                                           =======     =========

                          II-F Partnership
                          ----------------

                                            Crude       Natural
                                             Oil          Gas
                                          (Barrels)      (Mcf)
                                          ---------   -----------

Proved reserves, Dec. 31, 1998             240,941     3,625,312
   Production                             ( 34,859)   (  569,382)
   Sales of minerals in
      place                               (    183)   (    1,546)
   Revision of previous
      estimates                             82,817       160,740
                                           -------     ---------

Proved reserves, Dec. 31, 1999             288,716     3,215,124
   Production                             ( 25,175)   (  480,967)
   Sales of minerals in
      place                               (  6,269)   (    8,348)
   Extensions and discoveries                4,355       198,944
   Revision of previous
      estimates                              7,483       234,113
                                           -------     ---------

Proved reserves, Dec. 31, 2000             269,110     3,158,866
   Production                             ( 30,965)   (  465,214)
   Sales of minerals in
      place                               (    781)   (    1,865)
   Extensions and discoveries                2,802        13,721
   Revision of previous
      estimates                           ( 21,641)      303,403
                                           -------     ---------
Proved reserves, Dec. 31, 2001             218,525     3,008,911
                                           =======     =========

PROVED DEVELOPED RESERVES:

   December 31, 1999                       288,716     3,215,124
                                           =======     =========

   December 31, 2000                       269,110     3,158,866
                                           =======     =========

   December 31, 2001                       218,525     3,008,911
                                           =======     =========

                          II-G Partnership
                          ----------------


                                           Crude         Natural
                                            Oil            Gas
                                          (Barrels)       (Mcf)
                                          ---------    -----------

Proved reserves, Dec. 31, 1998             507,493      7,768,284
   Production                             ( 73,361)    (1,210,210)
   Sales of minerals in
      place                               (    414)    (    3,502)
   Revision of previous
      estimates                            173,496        343,572
                                           -------      ---------

Proved reserves, Dec. 31, 1999             607,214      6,898,144
   Production                             ( 52,807)    (1,031,148)
   Sales of minerals in
      place                               ( 13,212)    (   19,115)
   Extensions and discoveries               10,159        432,005
   Revision of previous
      estimates                             13,702        499,559
                                           -------      ---------

Proved reserves, Dec. 31, 2000             565,056      6,779,445
   Production                             ( 64,898)    (  992,099)
   Sales of minerals in
      place                               (  1,657)    (    5,208)
   Extensions and discoveries                5,979         31,001
   Revision of previous
      estimates                           ( 45,326)       626,857
                                           -------      ---------
Proved reserves, Dec. 31, 2001             459,154      6,439,996
                                           =======      =========

PROVED DEVELOPED RESERVES:

   December 31, 1999                       607,214      6,898,144
                                           =======      =========

   December 31, 2000                       565,056      6,779,445
                                           =======      =========

   December 31, 2001                       459,154      6,439,996
                                           =======      =========

                          II-H Partnership
                          ----------------

                                           Crude        Natural
                                            Oil           Gas
                                          (Barrels)      (Mcf)
                                          ---------   -----------

Proved reserves, Dec. 31, 1998             119,166     1,882,355
   Production                             ( 17,055)   (  287,724)
   Sales of minerals in
      place                               (    110)   (      925)
   Revision of previous
      estimates                             40,154        79,652
                                           -------     ---------

Proved reserves, Dec. 31, 1999             142,155     1,673,358
   Production                             ( 12,297)   (  245,490)
   Sales of minerals in
      place                               (  3,113)   (    4,094)
   Extensions and discoveries                2,120       106,209
   Revision of previous
      estimates                              3,017       116,859
                                           -------     ---------

Proved reserves, Dec. 31, 2000             131,882     1,646,842
   Production                             ( 15,054)   (  237,600)
   Sales of minerals in
      place                               (    391)   (    1,779)
   Extensions and discoveries                  388         7,897
   Revision of previous
      estimates                           (  9,535)      139,973
                                           -------     ---------
Proved reserves, Dec. 31, 2001             107,290     1,555,333
                                           =======     =========

PROVED DEVELOPED RESERVES:

   December 31, 1999                       142,155     1,673,358
                                           =======     =========

   December 31, 2000                       131,882     1,646,842
                                           =======     =========

   December 31, 2001                       107,290     1,555,333
                                           =======     =========

5. QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized unaudited quarterly financial data for 2001 and 2000 are as follows:

                                II-A Partnership
                                ----------------

                                                 2001
                     ---------------------------------------------------------
                        First          Second          Third         Fourth
                       Quarter         Quarter        Quarter      Quarter(2)
                     -----------     -----------    -----------   ------------

Total Revenues       $1,701,369      $1,462,542     $1,060,672     $  757,559
Gross Profit (1)      1,346,743       1,073,412        640,292         95,658
Net Income (Loss)     1,115,562         857,236        415,574    (   555,195)
Limited Partners'
   Net Income (Loss)
   Per Unit                2.06            1.58            .76    (      1.13)


                                                 2000
                     ---------------------------------------------------------
                        First          Second          Third         Fourth
                       Quarter         Quarter        Quarter        Quarter
                     -----------     -----------    -----------    -----------

Total Revenues       $1,247,671      $1,414,828     $1,566,227     $1,621,445
Gross Profit (1)        869,809       1,096,962      1,256,439      1,207,991
Net Income              561,801         840,602      1,000,747        668,362
Limited Partners'
   Net Income
   Per Unit                1.02            1.54           1.84           1.17
-----------------------
(1) Total revenues less oil and gas production expenses.
(2) Significant decline in Fourth Quarter Net Income resulted from certain significant wells becoming uneconomical, resulting in higher depreciation, depletion and amortization charges.

                                II-B Partnership
                                ----------------


                                                 2001
                      ---------------------------------------------------------
                         First          Second          Third         Fourth
                        Quarter         Quarter        Quarter        Quarter
                      -----------     -----------    -----------    -----------

Total Revenues        $1,336,514      $1,109,643     $  771,827     $ 479,247
Gross Profit (1)       1,109,236         859,733        493,274       181,527
Net Income               944,864         706,495        350,203        24,973
Limited Partners'
   Net Income
   Per Unit                 2.34            1.75            .86           .05


                                                 2000
                      ---------------------------------------------------------
                        First           Second         Third          Fourth
                       Quarter          Quarter       Quarter         Quarter
                      ----------      -----------   ----------      -----------

Total Revenues        $  853,839      $1,022,432    $1,251,513      $1,088,388
Gross Profit (1)         614,129         785,998     1,038,148         782,416
Net Income               414,703         620,241       875,072          93,054
Limited Partners'
   Net Income
   Per Unit                 1.08            1.62          2.30             .08

----------------------
(1) Total revenues less oil and gas production expenses.

                                II-C Partnership
                                 ---------------


                                                  2001
                       -------------------------------------------------------
                          First          Second          Third        Fourth
                         Quarter         Quarter        Quarter       Quarter
                       -----------     -----------    -----------    ---------

Total Revenues         $601,551        $523,962       $353,511       $194,675
Gross Profit (1)        485,332         425,448        254,529         72,531
Net Income              402,194         355,110        187,300            470
Limited Partners'
   Net Income (Loss)       2.33            2.05           1.08      (     .01)
   Per Unit


                                                 2000
                       -------------------------------------------------------
                         First          Second          Third         Fourth
                        Quarter         Quarter        Quarter        Quarter
                       ---------       ---------      ---------      ---------

Total Revenues         $406,599        $464,746       $520,590       $567,903
Gross Profit (1)        299,641         361,467        427,618        466,642
Net Income              206,292         282,958        353,916        175,971
Limited Partners'
   Net Income
   Per Unit                1.18            1.63           2.04            .89

----------------------
(1) Total revenues less oil and gas production expenses.

                                II-D Partnership
                                ----------------


                                                  2001
                      ---------------------------------------------------------
                         First          Second          Third        Fourth
                        Quarter         Quarter        Quarter      Quarter(2)
                      -----------     -----------    -----------    -----------

Total Revenues        $1,339,703      $1,132,406    $  688,145     $  564,362
Gross Profit (1)       1,083,674         841,186       378,913        223,753
Net Income (Loss)        930,947         709,460       242,992    (    65,530)
Limited Partners'
   Net Income (Loss)        2.65            2.02           .68    (       .24)
   Per Unit


                                                  2000
                      ---------------------------------------------------------
                        First          Second          Third          Fourth
                       Quarter         Quarter        Quarter         Quarter
                      ----------      ----------     ----------     -----------

Total Revenues        $  835,689      $  881,896     $1,156,941     $1,432,002
Gross Profit (1)         607,460         628,198        931,389      1,202,170
Net Income               422,163         477,620        790,177        889,869
Limited Partners'
   Net Income
   Per Unit                 1.19            1.35           2.24           2.49

----------------------
(1) Total revenues less oil and gas production expenses.
(2) Significant decline in Fourth Quarter Net Income resulted from certain significant wells becoming uneconomical, resulting in higher depreciation, depletion and amortization charges..

                                II-E Partnership
                                ----------------


                                                  2001
                       --------------------------------------------------------
                          First          Second          Third        Fourth
                         Quarter         Quarter        Quarter      Quarter(2)
                       -----------     -----------    -----------    ----------

Total Revenues         $938,968        $762,473       $488,377       $449,222
Gross Profit (1)        763,378         595,607        320,663        140,701
Net Income (Loss)       638,079         481,211        208,439      (  92,271)
Limited Partners'
   Net Income (Loss)       2.49            1.88            .80      (     .43)
   Per Unit


                                                  2000
                       ------------------------------------------------------
                         First          Second          Third         Fourth
                        Quarter         Quarter        Quarter        Quarter
                       ---------       ---------      ---------      ---------

Total Revenues         $516,180        $669,309       $979,150       $754,784
Gross Profit (1)        396,887         505,407        833,493        604,571
Net Income              233,825         369,477        685,768        416,391
Limited Partners'
   Net Income
   Per Unit                 .89            1.43           2.66           1.60

----------------------
(1) Total revenues less oil and gas production expenses.
(2) Significant decline in Fourth Quarter Net Income resulted from certain significant wells becoming uneconomical, resulting in higher depreciation, depletion and amortization charges.

                                II-F Partnership
                                ----------------


                                                2001
                       --------------------------------------------------------
                          First          Second          Third         Fourth
                         Quarter         Quarter        Quarter      Quarter(2)
                       -----------     -----------    -----------    ----------

Total Revenues         $825,777        $782,724       $504,675       $414,340
Gross Profit (1)        688,441         658,001        367,218        309,974
Net Income              572,885         549,055        264,316        136,526
Limited Partners'
   Net Income              2.98            2.86           1.36            .65
   Per Unit


                                                2000
                       -------------------------------------------------------
                         First          Second          Third         Fourth
                        Quarter         Quarter        Quarter        Quarter
                       ---------       ---------      ---------      ---------

Total Revenues         $519,367        $580,750       $620,485       $690,670
Gross Profit (1)        404,761         482,599        529,734        581,563
Net Income              274,730         380,419        425,092        500,539
Limited Partners'
   Net Income
   Per Unit                1.41            1.97           2.20           2.62

----------------------
(1) Total revenues less oil and gas production expenses.
(2) Significant decline in Fourth Quarter Net Income resulted from certain significant wells becoming uneconomical, resulting in higher depreciation, depletion and amortization charges.

                                II-G Partnership
                                ----------------


                                                   2001
                       --------------------------------------------------------
                          First          Second          Third         Fourth
                         Quarter         Quarter        Quarter      Quarter(2)
                       -----------     -----------    -----------    ----------

Total Revenues         $1,754,543      $1,667,262     $1,069,060     $  879,423
Gross Profit (1)        1,461,563       1,399,769        776,907        656,447
Net Income              1,230,769       1,166,559        556,509        284,121
Limited Partners'
   Net Income                2.95            2.79           1.32            .63
   Per Unit


                                                   2000
                       --------------------------------------------------------
                          First          Second          Third         Fourth
                         Quarter         Quarter        Quarter        Quarter
                       -----------     -----------    -----------    ----------

Total Revenues         $1,065,655      $1,269,929     $1,317,932     $1,468,690
Gross Profit (1)          820,768       1,057,826      1,123,874      1,234,402
Net Income                538,443         838,513        898,945      1,062,660
Limited Partners'
   Net Income
   Per Unit                  1.27            2.00           2.15           2.55

----------------------
(1) Total revenues less oil and gas production expenses.
(2) Significant decline in Fourth Quarter Net Income resulted from certain significant wells becoming uneconomical, resulting in higher depreciation, depletion and amortization charges.

                                II-H Partnership
                                ----------------


                                                2001
                       --------------------------------------------------------
                          First          Second          Third         Fourth
                         Quarter         Quarter        Quarter      Quarter(2)
                       -----------     -----------    -----------    ----------

Total Revenues         $417,812        $397,415       $253,545       $208,585
Gross Profit (1)        347,453         332,733        182,307        154,246
Net Income              280,270         276,390        128,903         62,006
Limited Partners'
   Net Income              2.73            2.68           1.24            .55
   Per Unit


                                                2000
                       -------------------------------------------------------
                         First          Second          Third         Fourth
                        Quarter         Quarter        Quarter        Quarter
                       ---------       ---------      ---------      ---------

Total Revenues         $228,423        $317,504       $314,324       $349,821
Gross Profit (1)        170,102         265,369        267,339        293,308
Net Income              102,747         211,950        212,628        251,137
Limited Partners'
   Net Income
   Per Unit                1.05            2.18           2.20           2.45

----------------------
(1) Total revenues less oil and gas production expenses.
(2) Significant decline in Fourth Quarter Net Income resulted from certain significant wells becoming uneconomical, resulting in higher depreciation, depletion and amortization charges.

                               INDEX TO EXHIBITS
                               -----------------

Exh.
No.     Exhibit
---     -------

*4.1 Agreement and Certificate of Limited Partnership dated July 22, 1987 for the Geodyne Energy Income Limited Partnership II-A.

*4.2 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-A.

*4.3     Second Amendment to Agreement and Certificate of Limited  Partnership
         dated  August  4,  1993  for  the  Geodyne   Energy  Income   Limited
         Partnership II-A.

*4.4 Third Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-A.

*4.5 Fourth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited Partnership II-A.

*4.6 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-A.

*4.7     Second  Amendment  to Amended  and  Restated  Certificate  of Limited
         Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-A.

*4.8 Third Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-A.

*4.9 Agreement and Certificate of Limited Partnership dated October 14, 1987 for the Geodyne Energy Income Limited Partnership II-B.

*4.10 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-B.

*4.11 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-B.

*4.12 Third Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-B.

*4.13    Fourth  Amendment to Agreement and  Certificate of Limited  Partnership
         dated   November  14,  2001  for  the  Geodyne  Energy  Income  Limited
         Partnership II-B.

*4.14 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-B.

*4.15 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-B.

*4.16    Third  Amendment  to  Amended  and  Restated   Certificate  of  Limited
         Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-B.

*4.17 Agreement and Certificate of Limited Partnership dated January 13, 1988 for the Geodyne Energy Income Limited Partnership II-C.

*4.18 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-C.

*4.19 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-C.

*4.20 Third Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-C.

*4.21    Fourth  Amendment to Agreement and  Certificate of Limited  Partnership
         dated   November  14,  2001  for  the  Geodyne  Energy  Income  Limited
         Partnership II-C.

*4.22 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-C.

*4.23 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-C.

*4.24    Third  Amendment  to  Amended  and  Restated   Certificate  of  Limited
         Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-C.

*4.25 Agreement and Certificate of Limited Partnership dated May 10, 1988 for the Geodyne Energy Income Limited Partnership II-D.

*4.26 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-D.

*4.27 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-D.

*4.28 Third Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-D.

*4.29    Fourth  Amendment to Agreement and  Certificate of Limited  Partnership
         dated   November  14,  2001  for  the  Geodyne  Energy  Income  Limited
         Partnership II-D.

*4.30 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-D.

*4.31 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-D.

*4.32    Third  Amendment  to  Amended  and  Restated   Certificate  of  Limited
         Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-D.

*4.33 Agreement and Certificate of Limited Partnership dated September 27, 1988 for the Geodyne Energy Income Limited Partnership II-E.

*4.34 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-E.

*4.35 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-E.

*4.36 Third Amendment to Agreement and Certificate of Limited Partnership dated August 31, 1995 for the Geodyne Energy Income Limited Partnership II-E.

*4.37 Fourth Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-E.

*4.38    Fifth  Amendment to Agreement and  Certificate  of Limited  Partnership
         dated   November  14,  2001  for  the  Geodyne  Energy  Income  Limited
         Partnership II-E.

*4.39 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-E.

*4.40 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-E.

*4.41    Third  Amendment  to  Amended  and  Restated   Certificate  of  Limited
         Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-E.

*4.42 Agreement and Certificate of Limited Partnership dated January 5, 1989 for the Geodyne Energy Income Limited Partnership II-F.

*4.42a Certificate of Limited Partnership dated January 5, 1989, for the Geodyne Energy Income Limited Partnership II-F.

*4.43 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-F.

*4.44 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-F.

*4.45 Third Amendment to Agreement and Certificate of Limited Partnership dated August 31, 1995 for the Geodyne Energy Income Limited Partnership II-F.

*4.46 Fourth Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-F.

*4.47    Fifth  Amendment to Agreement and  Certificate  of Limited  Partnership
         dated   November  14,  2001  for  the  Geodyne  Energy  Income  Limited
         Partnership II-F.

*4.48 Second Amendment to Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-F.

*4.49 Third Amendment to Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-F.

*4.50 Agreement and Certificate of Limited Partnership dated April 10, 1989 for the Geodyne Energy Income Limited Partnership II-G.

*4.51 Certificate of Limited Partnership dated April 10, 1989, for the Geodyne Energy Income Limited Partnership II-G.

*4.52 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-G.

*4.53 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-G.

*4.54 Third Amendment to Agreement and Certificate of Limited Partnership dated August 31, 1995 for the Geodyne Energy Income Limited Partnership II-G.

*4.55 Fourth Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-G.

*4.56    Fifth  Amendment to Agreement and  Certificate  of Limited  Partnership
         dated   November  14,  2001  for  the  Geodyne  Energy  Income  Limited
         Partnership II-G.

*4.57 Second Amendment to Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-G.

*4.58 Third Amendment to Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-G.

*4.59 Agreement and Certificate of Limited Partnership dated May 17, 1989 for the Geodyne Energy Income Limited Partnership II-H.

*4.60 Certificate of Limited Partnership dated May 17, 1989, for the Geodyne Energy Income Limited Partnership II-H.

*4.61 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 25, 1993 for the Geodyne Energy Income Limited Partnership II-H.

*4.62 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-H.

*4.63 Third Amendment to Agreement and Certificate of Limited Partnership dated August 31, 1995 for the Geodyne Energy Income Limited Partnership II-H.

*4.64 Fourth Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-H.

*4.65    Fifth  Amendment to Agreement and  Certificate  of Limited  Partnership
         dated   November  14,  2001  for  the  Geodyne  Energy  Income  Limited
         Partnership II-H.

*4.66 Second Amendment to Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-H.

*4.67 Third Amendment to Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-H.

*10.1 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-A.

*10.2 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-A.

*10.3 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-A.

*10.4 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-A.

*10.5 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-B.

*10.6 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-B.

*10.7 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-B.

*10.8 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-B.

*10.9 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-C.

*10.10 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-C.

*10.11 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-C.

*10.12 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-C.

*10.13 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-D.

*10.14 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-D.

*10.15 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-D.

*10.16 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-D.

*10.17 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-E.

*10.18 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-E.

*10.19 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-E.

*10.20 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-E.

*10.21 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-F.

*10.22 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-F.

*10.23 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-F.

*10.24 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-F.

*10.25 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-G.

*10.26 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-G.

*10.27 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-G.

*10.28 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-G.

*10.29 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-H.

*10.30 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-H.

*10.31 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-H.

*10.32 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-H.

*23.1 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-A.

*23.2 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-B.

*23.3 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-C.

*23.4 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-D.

*23.5 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-E.

*23.6 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-F.

*23.7 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-G.

*23.8 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-H.


         All other Exhibits are omitted as inapplicable.

         ----------

         *Filed herewith.