Form 10-K
period 2002-12-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP II A; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-H; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-G; GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-B
filed 2003-03-26
CIK 824894, 854062, 851724, 850506, 842881, 833526, 833054, 826345

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

            Yes         No    X
                  -----       -----


                  DOCUMENTS INCORPORATED BY REFERENCE:  None

                                    FORM 10-K
                                TABLE OF CONTENTS



PART I.......................................................................4
      ITEM 1.     BUSINESS...................................................4
      ITEM 2.     PROPERTIES.................................................9
      ITEM 3.     LEGAL PROCEEDINGS.........................................26
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
                  LIMITED PARTNERS..........................................27

PART II.....................................................................28
      ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS......28
      ITEM 6.     SELECTED FINANCIAL DATA...................................30
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................39
      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK.........................................67
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............67
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................67

PART III....................................................................67
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL
                  PARTNER...................................................67
      ITEM 11.    EXECUTIVE COMPENSATION....................................68
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT.....................................78
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............80

PART IV.....................................................................81
      ITEM 14.    CONTROLS AND PROCEDURES...................................81
      ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K...............................................81

      SIGNATURES............................................................96

      CERTIFICATION.........................................................97

                                    PART I.

ITEM 1.  BUSINESS

      General

      The  Geodyne   Energy   Income   Limited   Partnership   II-A  (the  "II-A
Partnership"),  Geodyne  Energy  Income  Limited  Partnership  II-B  (the  "II-B
Partnership"),  Geodyne  Energy  Income  Limited  Partnership  II-C  (the  "II-C
Partnership"),  Geodyne  Energy  Income  Limited  Partnership  II-D  (the  "II-D
Partnership"),  Geodyne  Energy  Income  Limited  Partnership  II-E  (the  "II-E
Partnership"),  Geodyne  Energy  Income  Limited  Partnership  II-F  (the  "II-F
Partnership"), Geodyne Energy Income Limited Partnership II-G (the "II-G Partnership"), and Geodyne Energy Income Limited Partnership II-H (the "II-H Partnership") (collectively, the "Partnerships") are limited partnerships formed under the Oklahoma Revised Uniform Limited Partnership Act. Each Partnership is composed of Geodyne Resources, Inc. ("Geodyne"), a Delaware corporation, as the general partner, Geodyne Depositary Company, a Delaware corporation, as the sole initial limited partner, and public investors as substitute limited partners (the "Limited Partners"). The Partnerships commenced operations on the dates set forth below.

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

      The General Partner currently serves as general partner of 26 limited partnerships including the Partnerships. The General Partner is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including the General Partner (collectively "Samson"), are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 2002, Samson owned interests in approximately 12,000 oil and gas wells located in 18 states of the United States and the countries of Canada, Venezuela, and Russia. At December 31, 2002, Samson operated approximately 3,000 oil and gas wells located in 14 states of the United States, as well as Canada, Venezuela, and Russia.

      The Partnerships are currently engaged in the business of owning interests in producing oil and gas properties located in the continental United States. The Partnerships may also engage to a limited extent in development drilling on producing oil and gas properties as required for the prudent management of the Partnerships.

      As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and Samson. As of February 15, 2003, Samson employed approximately 1,100 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item
10. Directors and Executive Officers of the General Partner."

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


      Competition and Marketing

      The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas produced from the Partnerships' oil and gas properties. The level of net revenues is highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. The level of net revenues is also highly dependent upon the prices received for oil and gas sales, which prices have historically been very volatile and may continue to be so. Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

      * Worldwide and domestic supplies of oil and natural gas;
      * The ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree upon and maintain oil prices and production quotas;
      * Political instability or armed conflict in oil-producing regions or around major shipping areas;
      * The level of  consumer  demand  and  overall  economic  activity;
      * The competitiveness  of  alternative  fuels;
      * Weather  conditions;
      * The availability of pipelines for  transportation;  and
      * Domestic and foreign government regulations and taxes.

      Recently, while economic factors have been relatively unfavorable for oil and natural gas demand, oil prices have benefited from the political uncertainty associated with the increase in terrorist activities in parts of the world. In the last few years, natural gas prices have varied significantly, from very high prices in late 2000 and early 2001, to low prices in late 2001 and early 2002, to rising prices in the later part of 2002 and early 2003. The high natural gas prices were associated with cold winter weather and decreased supply from reduced capital investment for new drilling, while the low prices were associated with warm winter weather and reduced economic activity. The more recent increase in prices is the result of increased demand from weather patterns, the pricing effect of relatively high oil prices, and increased concern about the ability of the industry to meet any longer-term demand increases based upon current drilling activity.

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


      Significant Customers

      The following customers accounted for ten percent or more of the Partnerships' oil and gas sales during the year ended December 31, 2002:

Partnership                   Purchaser                         Percentage
-----------      ----------------------------------             ----------

   II-A          El Paso Energy Marketing Company
                   ("El Paso")                                    27.7%
                 BP America Production Company                    14.2%
                 Duke Energy Field Services Inc.                  10.9%

   II-B          El Paso                                          33.1%

   II-C          El Paso                                          30.7%

   II-D          El Paso                                          21.6%
                 Whiting Petroleum Corporation                    12.2%

   II-E          El Paso                                          29.4%

   II-F          El Paso                                          17.6%

   II-G          El Paso                                          17.5%

   II-H          El Paso                                          17.4%


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


ITEM 2.           PROPERTIES

      Well Statistics

      The following table sets forth the number of productive wells of the Partnerships as of December 31, 2002.

                               Well Statistics(1)
                             As of December 31, 2002

            Number of Gross Wells(2)       Number of Net Wells(3)
            ------------------------       ----------------------
 P/ship     Total    Oil      Gas          Total    Oil     Gas
 ------     ----     ---      ---          -----   -----   -----
  II-A       980     752       228         39.73   28.29   11.44
  II-B       198     117        81         21.65   14.68    6.97
  II-C       249     103       146          9.15    2.53    6.62
  II-D       190      73       117         18.36    2.33   16.03
  II-E       824     653       171          9.65    3.65    6.00
  II-F       828     669       159          9.17    4.28    4.89
  II-G       828     669       159         22.45   11.09   11.36
  II-H       828     669       159          5.18    2.80    2.38

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

      Drilling Activities

      During the year ended December 31, 2002, the Partnerships directly or indirectly participated in the drilling activities described below.

II-A Partnership
                                        Working     Revenue
    Well Name          County     St.   Interest    Interest   Type    Status
-----------------     ---------   ---   --------    --------   ----  ---------
Goad #2-21            Grady       OK         -       0.0016     Gas  Producing
Hunnicutt #20-2       Custer      OK         -       0.0013     Gas  Producing
Clifton, Arthur
 GU #4                Limestone   TX         -       0.0007     Gas  Producing
Jo-Mill Unit          Borden      TX      0.0025     0.0022     Oil  Producing
 (10 new wells)


II-B Partnership
                                         Working    Revenue
    Well Name          County     St.   Interest    Interest   Type   Status
-----------------     ---------   ---   --------    --------   ----  ---------
Goad #2-21            Grady       OK        -        0.0065     Gas  Producing


II-C Partnership
                                         Working    Revenue
    Well Name          County     St.   Interest    Interest   Type   Status
-----------------     ---------   ---   --------    --------   ----  ---------
Goad #2-21            Grady       OK        -       0.0010     Gas  Producing
Farni #4-21           Roger       OK        -       0.0031     Gas  Producing
                       Mills
Shugart State         Eddy        NM        -       0.0005     Gas  Producing
 Com 2
Pavillion Fee         Fremont     WY        -       0.0003     Gas  Producing
 #32-09W, Com 2
Pavillion Fee         Fremont     WY        -       0.0003     Gas  Producing
 #42-09W


II-D Partnership
                                         Working    Revenue
    Well Name          County     St.   Interest    Interest   Type   Status
-----------------     ---------   ---   --------    --------   ----  ---------
Davidson #3           Grady       OK         -       0.0107     Gas  Producing
Farni #4-21           Roger       OK         -       0.0036     Gas  Producing
                       Mills
Shugart State         Eddy        NM         -       0.0048     Gas  Producing
 Com 2
Pavillion Fee         Fremont     WY         -       0.0032     Gas  Producing
 #32-09W, Com 2
Pavillion Fee         Fremont     WY         -       0.0032     Gas  Producing
 #42-09W

II-E Partnership
                                         Working    Revenue
    Well Name          County     St.   Interest    Interest   Type   Status
-----------------     ---------   ---   --------    --------   ----  ---------
Hixson #2-9           Ellis       OK     0.0065     0.0053     Gas  Producing
Davidson #3           Grady       OK        -       0.0066     Gas  Producing
Brown L-3             Beaver      OK     0.0014     0.0014     Gas  Producing
Brown L-4             Beaver      OK     0.0014     0.0014     Oil  Producing
Frey, Ernest #1       Acadia      LA     0.0578     0.0418     Oil  Well in
                                                                    Progress
Eagle Draw 15 #1      Crockett    TX        -       0.0021     Gas  Producing
Estes, Kay #7         Edwards     TX        -       0.0025     Gas  Producing
Miers, WA #16         Sutton      TX        -       0.0001     Gas  Producing
Hill, Wess #11        Sutton      TX     0.0266     0.0199     Gas  Producing
Duke #1-B             San Juan    NM       (1)       (1)       Gas  Producing
Senter #1-C           San Juan    NM         -      0.0003     Gas  Producing
Southern Union #1-C   San Juan    NM         -      0.0010     Gas  Producing
Southern Union #1-B   San Juan    NM         -      0.0010     Gas  Producing


II-F Partnership
                                         Working    Revenue
    Well Name          County     St.   Interest    Interest   Type   Status
-----------------     ---------   ---   --------    --------   ----  ---------
Hixson #2-9           Ellis       OK     0.0160     0.0130     Gas   Producing
Brown L-3             Beaver      OK     0.0033     0.0033     Gas   Producing
Brown L-4             Beaver      OK     0.0033     0.0033     Oil   Producing
Eagle Draw 15 #1      Crockett    TX       -        0.0051     Gas   Producing
Estes, Kay #7         Edwards     TX       -        0.0062     Gas   Producing
Miers, WA #16         Sutton      TX       -        0.0003     Gas   Producing
Hill, Wess #11        Sutton      TX     0.0649     0.0487     Gas   Producing
Duke #1-B             San Juan    NM      (1)       (1)        Gas   Producing
Senter #1-C           San Juan    NM       -        0.0001     Gas   Producing
Southern Union #1-C   San Juan    NM       -        0.0004     Gas   Producing
Southern Union #1-B   San Juan    NM       -        0.0004     Gas   Producing


II-G Partnership
                                         Working    Revenue
    Well Name          County     St.   Interest    Interest   Type   Status
-----------------     ---------   ---   --------    --------   ----  ---------
Hixson #2-9           Ellis       OK     0.0334     0.0271     Gas   Producing
Brown L-3             Beaver      OK     0.0069     0.0069     Gas   Producing
Brown L-4             Beaver      OK     0.0069     0.0069     Oil   Producing
Eagle Draw 15 #1      Crockett    TX       -        0.0106     Gas   Producing
Estes, Kay #7         Edwards     TX       -        0.0129     Gas   Producing
Miers, WA #16         Sutton      TX       -        0.0007     Gas   Producing
Hill, Wess #11        Sutton      TX     0.1358     0.1018     Gas   Producing
Duke #1-B             San Juan    NM      (1)         (1)      Gas   Producing
Senter #1-C           San Juan    NM       -        0.0004     Gas   Producing
Southern Union #1-C   San Juan    NM       -        0.0013     Gas   Producing
Southern Union #1-B   San Juan    NM       -        0.0013     Gas   Producing

II-H Partnership
                                         Working    Revenue
    Well Name          County     St.   Interest    Interest   Type   Status
-----------------     ---------   ---   --------    --------   ----  ---------
Hixson #2-9           Ellis       OK     0.0077     0.0063     Gas   Producing
Brown L-3             Beaver      OK     0.0016     0.0016     Gas   Producing
Brown L-4             Beaver      OK     0.0016     0.0016     Oil   Producing
Eagle Draw 15 #1      Crockett    TX        -       0.0025     Gas   Producing
Estes, Kay #7         Edwards     TX        -       0.0030     Gas   Producing
Miers, WA #16         Sutton      TX        -       0.0002     Gas   Producing
Hill, Wess #11        Sutton      TX     0.0314     0.0236     Gas   Producing
Duke #1-B             San Juan    NM       (1)        (1)      Gas   Producing
Senter #1-C           San Juan    NM        -       0.0001     Gas   Producing
Southern Union #1-C   San Juan    NM        -       0.0005     Gas   Producing
Southern Union #1-B   San Juan    NM        -       0.0005     Gas   Producing

-----------------------------

(1) The II-E, II-F, II-G, and II-H Partnerships elected to not participate in the drilling of the Duke #1-B Well located in San Juan County, New Mexico. If the well reaches payout under the terms of its operating agreement, the II-E, II-F, II-G, and II-H Partnerships will have the following interests in the well:

                                      Working         Revenue
                  Partnership        Interest         Interest
                  -----------        ---------        ---------

                     II-E              .0063            .0047
                     II-F              .0025            .0018
                     II-G              .0082            .0061
                     II-H              .0032            .0024


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

                               Net Production Data

                                II-A Partnership
                                ----------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2002           2001           2000
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           64,016         67,519         77,024
   Gas (Mcf)                           821,485        774,153      1,003,723

Oil and gas sales:
   Oil                              $1,499,533     $1,619,453     $2,117,259
   Gas                               2,282,330      3,192,939      3,601,631
                                     ---------      ---------      ---------
     Total                          $3,781,863     $4,812,392     $5,718,890
                                     =========      =========      =========
Total direct operating
   expenses                         $1,516,608     $1,826,037     $1,418,970
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         40.1%          37.9%          24.8%

Average sales price:
   Per barrel of oil                    $23.42         $23.99         $27.49
   Per Mcf of gas                         2.78           4.12           3.59

Direct operating expenses per
   equivalent Bbl of oil                $ 7.55         $ 9.29         $ 5.81

                               Net Production Data

                                II-B Partnership
                                ----------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2002           2001           2000
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           40,616         49,375         52,155
   Gas (Mcf)                           598,159        570,423        707,543

Oil and gas sales:
   Oil                              $  983,366     $1,202,962     $1,431,328
   Gas                               1,629,566      2,474,769      2,506,352
                                     ---------      ---------      ---------
     Total                          $2,612,932     $3,677,731     $3,937,680
                                     =========      =========      =========
Total direct operating
   expenses                         $1,021,964     $1,053,461     $  995,481
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         39.1%          28.6%          25.3%

Average sales price:
   Per barrel of oil                    $24.21         $24.36         $27.44
   Per Mcf of gas                         2.72           4.34           3.54

Direct operating expenses per
   equivalent Bbl of oil                $ 7.28         $ 7.29         $ 5.85

                               Net Production Data

                                II-C Partnership
                                ----------------

                                            Year Ended December 31,
                                    ----------------------------------------
                                       2002           2001           2000
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           14,351         14,034         16,424
   Gas (Mcf)                           343,662        302,093        398,166

Oil and gas sales:
   Oil                              $  352,930     $  340,796     $  456,845
   Gas                                 931,491      1,299,602      1,399,195
                                     ---------      ---------      ---------
     Total                          $1,284,421     $1,640,398     $1,856,040
                                     =========      =========      =========
Total direct operating
   expenses                         $  432,068     $  435,859     $  404,470
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         33.6%          26.6%          21.8%

Average sales price:
   Per barrel of oil                    $24.59         $24.28         $27.82
   Per Mcf of gas                         2.71           4.30           3.51

Direct operating expenses per
   equivalent Bbl of oil                $ 6.03         $ 6.77         $ 4.89

                               Net Production Data

                                II-D Partnership
                                ----------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2002           2001           2000
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           31,350         18,970         32,648
   Gas (Mcf)                           795,913        712,930        836,567

Oil and gas sales:
   Oil                              $  728,533     $  432,140     $  909,025
   Gas                               2,128,408      3,149,329      2,848,626
                                     ---------      ---------      ---------
     Total                          $2,856,941     $3,581,469     $3,757,651
                                     =========      =========      =========
Total direct operating
   expenses                         $  886,247     $1,197,090     $  937,311
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         31.0%          33.4%          24.9%

Average sales price:
   Per barrel of oil                    $23.24         $22.78         $27.84
   Per Mcf of gas                         2.67           4.42           3.41

Direct operating expenses per
   equivalent Bbl of oil                $ 5.40         $ 8.69         $ 5.45

                               Net Production Data

                                II-E Partnership
                                ----------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2002           2001           2000
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           23,426         24,064         23,708
   Gas (Mcf)                           488,328        490,127        611,642

Oil and gas sales:
   Oil                              $  566,653     $  585,290     $  693,214
   Gas                               1,387,404      1,975,920      2,067,671
                                     ---------      ---------      ---------
     Total                          $1,954,057     $2,561,210     $2,760,885
                                     =========      =========      =========
Total direct operating
   expenses                         $  528,268     $  818,691     $  579,065
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                        27.0%           32.0%          21.0%

Average sales price:
   Per barrel of oil                   $24.19          $24.32         $29.24
   Per Mcf of gas                        2.84            4.03           3.38

Direct operating expenses per
   equivalent Bbl of oil               $ 5.04          $ 7.74         $ 4.61

                               Net Production Data

                                II-F Partnership
                                ----------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2002           2001           2000
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           27,894         30,965         25,175
   Gas (Mcf)                           451,358        465,214        480,967

Oil and gas sales:
   Oil                              $  663,274     $  743,066     $  708,378
   Gas                               1,236,733      1,744,820      1,604,881
                                     ---------      ---------      ---------
     Total                          $1,900,007     $2,487,886     $2,313,259
                                     =========      =========      =========
Total direct operating
   expenses                         $  421,986     $  503,882     $  412,615
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         22.2%          20.3%          17.8%

Average sales price:
   Per barrel of oil                    $23.78         $24.00         $28.14
   Per Mcf of gas                         2.74           3.75           3.34

Direct operating expenses per
   equivalent Bbl of oil                $ 4.09         $ 4.64         $ 3.92

                               Net Production Data

                                II-G Partnership
                                ----------------

                                            Year Ended December 31,
                                    ----------------------------------------
                                       2002           2001           2000
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           58,467         64,898         52,807
   Gas (Mcf)                           959,663        992,099      1,031,148

Oil and gas sales:
   Oil                              $1,389,987     $1,557,522     $1,485,755
   Gas                               2,633,819      3,727,487      3,429,820
                                     ---------      ---------      ---------
     Total                          $4,023,806     $5,285,009     $4,915,575
                                     =========      =========      =========
Total direct operating
   expenses                         $  900,203     $1,075,602     $  885,336
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         22.4%          20.4%          18.0%

Average sales price:
   Per barrel of oil                    $23.77         $24.00         $28.14
   Per Mcf of gas                         2.74           3.76           3.33

Direct operating expenses per
   equivalent Bbl of oil                $ 4.12         $ 4.67         $ 3.94

                               Net Production Data

                                II-H Partnership
                                ----------------

                                              Year Ended December 31,
                                     ---------------------------------------
                                       2002           2001           2000
                                     ---------     ----------     ----------
Production:
   Oil (Bbls)                          13,577          15,054         12,297
   Gas (Mcf)                          229,923         237,600        245,490

Oil and gas sales:
   Oil                               $322,666      $  361,412     $  345,882
   Gas                                631,670         896,015        816,404
                                      -------       ---------      ---------
     Total                           $954,336      $1,257,427     $1,162,286
                                      =======       =========      =========
Total direct operating
   expenses                          $217,304      $  260,618     $  213,954
                                      =======       =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                        22.8%           20.7%          18.4%

Average sales price:
   Per barrel of oil                   $23.77          $24.01         $28.13
   Per Mcf of gas                        2.75            3.77           3.33

Direct operating expenses per
   equivalent Bbl of oil               $ 4.19          $ 4.77         $ 4.02


      Proved Reserves and Net Present Value

      The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 2002. The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices at
December  31,  2002.   Such  prices  were  not   escalated   except  in  certain
circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. Oil and gas prices at December 31, 2002 were higher than the prices in effect on December 31, 2001. This increase in oil and gas prices has caused the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves, at December 31, 2002 to be higher than such estimates and values at December 31, 2001. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 2002. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at December 31, 2002 will actually be realized for such production.

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


                     Proved Reserves and Net Present Values
                              From Proved Reserves
                           As of December 31, 2002 (1)

II-A Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                   5,817,550
      Oil and liquids (Bbls)                                        517,852
   Net Present Value (discounted at 10% per annum)              $16,955,710

II-B Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                   4,443,545
      Oil and liquids (Bbls)                                        359,624
   Net Present Value (discounted at 10% per annum)              $12,055,200

II-C Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                   3,120,468
      Oil and liquids (Bbls)                                        128,944
   Net Present Value (discounted at 10% per annum)              $ 7,937,807


II-D Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                   7,948,973
      Oil and liquids (Bbls)                                        186,724
   Net Present Value (discounted at 10% per annum)              $19,070,679


II-E Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                   4,192,406
      Oil and liquids (Bbls)                                        173,164
   Net Present Value (discounted at 10% per annum)              $10,193,402


II-F Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                   2,962,281
      Oil and liquids (Bbls)                                        230,274
   Net Present Value (discounted at 10% per annum)              $ 9,141,891


II-G Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                   6,369,980
      Oil and liquids (Bbls)                                        483,873
   Net Present Value (discounted at 10% per annum)              $19,484,033


II-H Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                   1,553,934
      Oil and liquids (Bbls)                                        113,085
   Net Present Value (discounted at 10% per annum)              $ 4,670,795


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


      Significant Properties

      The   following   table  sets  forth  the  number  and   percent  of  each
Partnership's total wells which are operated by affiliates of the Partnerships as of December 31, 2002:

                                 Operated Wells
                  -----------------------------------------
                  Partnership       Number          Percent
                  -----------       ------          -------
                       II-A           66               6%
                       II-B           39              19%
                       II-C           53              18%
                       II-D           33              14%
                       II-E           39               2%
                       II-F           51               2%
                       II-G           51               2%
                       II-H           51               2%


      The following tables set forth certain well and reserve information as of December 31, 2002 for the basins in which the Partnerships own a significant amount of properties. The tables contain the following information for each significant basin: (i) the number of gross wells and net wells, (ii) the number of wells in which only a non-working interest is owned, (iii) the Partnership's total number of wells, (iv) the number and percentage of wells operated by the Partnership's affiliates, (v) estimated proved oil reserves, (vi) estimated proved gas reserves, and (vii) the present value (discounted at 10% per annum) of estimated future net cash flow.

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

                                     Significant Properties as of December 31, 2002
                                     ----------------------------------------------

                                                                   Wells
                                                                 Operated by
                                                                 Affiliates        Oil          Gas
                        Gross     Net        Other      Total    -----------     Reserves     Reserves       Present
     Basin              Wells     Wells     Wells(1)    Wells    Number   %(2)    (Bbl)        (Mcf)          Value
-----------------       -----     -----     --------    -----    ------   ----   --------    ---------      ----------
II-A Partnership:
      Anadarko           115       7.26        53        168       36      21%    39,490     3,313,524     $8,024,809
      Permian            426       2.38         3        429       13       3%   107,033       826,770      2,541,320
      Gulf Coast         262      10.38         1        263        -       -%   111,501       309,281      1,769,395

II-B Partnership:
      Anadarko            37       4.11         5         42       13      31%    19,117     2,110,336     $4,813,715
      Southern Okla.
       Folded Belt        12       2.65         1         13       12      92%    54,639       791,826     $2,237,892
Permian                   15       1.69         -         15       13      87%    29,733       916,677      1,895,536
      Uinta               15       1.51         3         18        -       -%   149,574       292,813      1,513,289

II-C Partnership:
      Anadarko            77       3.58        19         96       19      20%    15,722     1,670,483     $4,092,928
      Southern Okla.
       Folded Belt        15       1.34         1         16       15      94%    23,863       540,785      1,331,258
      Permian             18        .73         2         20       13      65%    13,525       444,908        908,494

II-D Partnership:
      Anadarko            47       5.79        15         62        8      13%    17,932     2,892,632     $6,781,096
      Sacramento          33       5.37         -         33        -       -%      -        1,592,156      4,333,437
      Gulf Coast          14       1.67         3         17       11      65%    67,753       761,712      2,060,793

--------------------------
(1)  Wells in which only a non-working (e.g. royalty) interest is owned.
(2)  Percent of the Partnership's total wells in the basin which are operated by affiliates of the
     Partnerships.


                                     Significant Properties as of December 31, 2002
                                     ----------------------------------------------

                                                                 Wells
                                                               Operated by
                                                               Affiliates         Oil          Gas
                        Gross     Net       Other     Total    -------------    Reserves     Reserves       Present
     Basin              Wells    Wells     Wells(1)   Wells    Number   %(2)     (Bbl)        (Mcf)          Value
-----------------       -----    -----     --------   -----    ------   ----    --------    ---------     ----------
II-E Partnership:
      Permian            691      3.48       1,291    1,982       6       -%     84,338     1,348,055     $3,310,389
      Anadarko            42      1.81          23       65      20      31%      3,145     1,372,510      3,070,223
      Southern Okla.
       Folded Belt         1       .17           -        1       1     100%      5,605       806,855      1,845,486
      Gulf Coast          45      2.54           7       52      11      21%     68,954       362,331       1,199,561


II-F Partnership:
      Permian            687      4.78       1,292    1,979       2       -%    204,926     1,103,791     $4,551,521
      Anadarko            48      1.87          22       70      23      33%      6,495     1,415,866      3,443,459
      Southern Okla.
       Folded Belt        23      1.73           3       26      21      81%     11,861       329,799        903,399


II-G Partnership:
      Permian            687     12.55       1,292    1,979       2       -%    428,093     2,302,906     $9,513,347
      Anadarko            48      4.05          22       70      23      33%     13,857     3,013,580      7,315,920
      Southern Okla.
       Folded Belt        23      3.73           3       26      21      81%     26,874       747,456      2,047,002

II-H Partnership:
      Permian            687      2.60       1,292    1,979       2       -%     99,033       534,499     $2,202,042
      Anadarko            48       .87          22       70      23      33%      3,320       719,760      1,743,707
      Southern Okla.
       Folded Belt        23      1.15           3       26      21      81%      7,095       197,688        541,352

--------------------------
(1)  Wells in which only a non-working (e.g. royalty) interest is owned.
(2)  Percent of the Partnership's total wells in the basin which are operated by affiliates of the
     Partnerships.

      Following is a description of those oil and gas properties whose revisions in the estimated proved reserves (based on equivalent barrels of oil) as of December 31, 2002, as compared to December 31, 2001, were significant to the Partnerships.

      The II-B Partnership's estimated proved reserves increased 100,848 barrels of oil equivalent in the UPRR 3-6 Well located in Summit County, Utah from December 31, 2001 to December 31, 2002. This increase was primarily due to a revised forecast in reserves based on actual production experience.

      The II-C Partnership's estimated proved reserves increased 43,221 barrels of oil equivalent in the UPRR 3-6 Well located in Summit County, Utah from December 31, 2001 to December 31, 2002. This increase was primarily due to a revised forecast in reserves based on actual production experience.

      The II-D Partnership's estimated proved reserves decreased 198,250 barrels of oil equivalent in the Andy's Mesa #14 Well located in San Miguel County, Colorado from December 31, 2001 to December 31, 2002. This decrease was due to the sale of this well during 2002.


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


ITEM 3.           LEGAL PROCEEDINGS

      A lawsuit styled Xplor Energy Operating Co. v. The Newton Corp, et al., Case No. 99-04-01960-CV, 284th Judicial District Court of Montgomery County, Texas was filed on May 12, 1999. The Newton Corp. ("Newton") acquired an interest at auction in the State 87-S1 (the "Well") owned by the II-A Partnership and two related partnerships (collectively the "Prior Owners"). Eight months after Newton's acquisition of the Prior Owners' interest, the operator of the Well, Xplor Energy Operating Co. ("Xplor"), plugged and abandoned the Well. Xplor filed this lawsuit on May 12, 1999 alleging that the Prior Owners were the record owners of the lease when it expired and that the Prior Owners were responsible for the costs of plugging and abandoning the Well. Xplor sought to recover the Prior Owners' proportionate share of the costs to plug and abandon the well along with attorneys' fees and interest. The Prior Owners denied liability and cross-claimed against Newton for indemnity for any amounts that may be awarded to Xplor. Newton in turn alleged that the Prior Owners were liable for the plugging costs. Trial was held on August 6, 2001. At the conclusion of the trial the Court awarded Xplor $86,000 plus $200,000 in attorney fees and awarded Newton $300 plus $161,000 in attorney fees to be divided among the Prior Owners. On January 15, 2002 the Prior Owners filed an appeal of the matter with the Court of Appeals, Fifth District of Texas, Dallas, Texas, Case No. 05-02-00070-CV. The II-A Partnership has approximately 15 percent of the liability with respect to the trial court judgment rendered in the matter.

      On April 23, 2002 the Prior Owners entered into a settlement agreement with Xplor thereby settling for $165,000 the judgment in favor of Xplor. On January 23, 2003 the Court of Appeals ruled against Newton on all issues except the one claim resulting in the $300 liability to the Prior Owners. The Court of Appeals remanded the case to the trial court to determine and award to Newton any portion of the alleged attorneys' fees awarded to them that is attributable solely to the $300 award against the Prior Owners. The trial court has not yet made this determination.

      A lawsuit styled Robert W. Scott, Individually and as Managing Member of R.W. Scott Investments, LLC v. Samson Resources Company, Case No. C-01-385, was filed in the District Court of Sweetwater County, Wyoming on June 29, 2001. The lawsuit seeks class action certification and alleges that Samson deducted from its payments to royalty and overriding royalty owners certain charges which were improper under the Wyoming royalty payment statutes. A number of these royalty and overriding royalty payments burdened the interests of the II-C and II-D Partnerships.

      In February 2003, in an effort to minimize potential exposure created by the Wyoming statutes and accompanying legal fees, Samson refunded to the royalty and overriding royalty interest owners who were potential class members all of the amounts which were claimed to be improperly deducted plus statutory interest thereon. The applicable portions of these refunds, $2,548.31 and $26,768.96, respectively, are being recouped from the II-C and II-D Partnerships in the first quarter of 2003. The lawsuit also alleges that Samson's check stubs did not fully comply with the Wyoming Royalty Payment Act. Samson intends to vigorously defend this claim.

      Except as described above, to the knowledge of the General Partner, neither the General Partner nor the Partnerships or their properties are subject to any litigation, the results of which would have a material effect on the Partnerships' or the General Partner's financial condition or operations.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the Limited Partners of any Partnership during 2002.

                                    PART II.

ITEM 5.   MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS

      As of March 1, 2003, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:

                              Number of            Numbers of
            Partnership         Units           Limited Partners
            -----------       ---------         ----------------

               II-A             484,283                3,453
               II-B             361,719                2,181
               II-C             154,621                1,147
               II-D             314,878                2,385
               II-E             228,821                1,802
               II-F             171,400                1,431
               II-G             372,189                2,159
               II-H              91,711                1,027

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

                             Repurchase Offer Prices
                             -----------------------

                   2001                            2002                  2003
            --------------------          --------------------           ----
            1st    2nd    3rd   4th       1st   2nd    3rd    4th        1st
P/ship      Qtr.   Qtr.   Qtr.  Qtr.      Qtr.  Qtr.   Qtr.   Qtr.       Qtr.
------      ----   ----   ----  ----      ----  ----   ----   ----       ----

 II-A       $13    $11    $18   $16       $16   $15    $14    $13        $12
 II-B        12     11     17    16        15    15     14     13         12
 II-C        17     15     23    22        21    21     21     19         18
 II-D        18     15     25    23        23    23     30     25         25
 II-E        13     10     17    15        15    15     18     16         15
 II-F        17     14     24    22        20    19     22     21         19
 II-G        16     13     23    21        19    19     22     20         19
 II-H        16     13     23    21        19    19     21     20         18


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

      The following is a summary of cash distributions paid to the Limited Partners during 2001 and 2002 and the first quarter of 2003.

                               Cash Distributions
                               ------------------

                                   2001
             -----------------------------------------------
               1st          2nd           3rd           4th
P/ship         Qtr.         Qtr.          Qtr.          Qtr.
------       ------       ------        ------        ------

 II-A        $2.02        $2.02          $2.00         $1.37
 II-B         1.93         1.75           1.95           .78
 II-C         2.55         2.39           2.43          1.49
 II-D         4.20         2.67           2.72          1.32
 II-E         2.14         2.86           2.47          1.35
 II-F         2.53         3.22           3.39          1.95
 II-G         2.47         3.18           3.31          2.10
 II-H         2.46         2.92           3.17          1.80


                                   2002                              2003
             ------------------------------------------------       ------
              1st          2nd            3rd           4th          1st
P/ship        Qtr.         Qtr.           Qtr.          Qtr.         Qtr.
------       ------       ------         ------        ------       ------

 II-A        $ .66        $ .24          $ .93         $ .66        $ .71
 II-B          .60          .14            .52           .75          .59
 II-C          .57          .21            .74          1.74          .70
 II-D          .25          .24            .93          5.04          .66
 II-E          .67           -             .44          1.22         1.02
 II-F         1.57          .68           1.27          1.44         1.86
 II-G         1.63          .68           1.24          1.40         1.81
 II-H         1.44          .53           1.00          1.44         1.71


ITEM 6.           SELECTED FINANCIAL DATA

      The following tables present selected financial data for the Partnerships. This data should be read in conjunction with the financial statements of the Partnerships, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."


                                                 Selected Financial Data

                                                    II-A Partnership
                                                    ----------------

                               2002              2001              2000             1999              1998
                           ------------      ------------      ------------     ------------      ------------
Oil and Gas Sales           $3,781,863        $4,812,392        $5,718,890       $3,762,931        $3,911,823
Net Income:
   Limited Partners          1,457,582         1,583,821         2,697,991        1,421,826         2,863,628
   General Partner             187,523           249,356           373,521           99,132           188,400
   Total                     1,645,105         1,833,177         3,071,512        1,520,958         3,052,028
Limited Partners' Net
   Income per Unit                3.01              3.27              5.57             2.94              5.91

Limited Partners' Cash
   Distributions per
     Unit                         2.49              7.41              5.70             2.62              9.80(1)
Total Assets                 4,165,182         3,841,529         5,753,841        5,700,712         5,530,544
Partners' Capital
   (Deficit):
   Limited Partners          3,811,109         3,559,527         5,561,706        5,622,715         5,469,889
   General Partner         (   241,784)      (   285,152)      (   333,839)     (   380,195)      (   417,336)
Number of Units
   Outstanding                 484,283           484,283           484,283          484,283           484,283

------------------
(1)  Amount of cash distribution includes proceeds from the settlement of a lawsuit.


                                                 Selected Financial Data

                                                    II-B Partnership
                                                    ----------------

                              2002              2001              2000              1999              1998
                          ------------      ------------      ------------      ------------      ------------
Oil and Gas Sales          $2,612,932        $3,677,731        $3,937,680        $2,693,717        $2,492,043
Net Income:
   Limited Partners           857,193         1,807,584         1,839,198           937,258         3,160,422
   General Partner            116,853           218,951           163,872            63,070           186,085
   Total                      974,046         2,026,535         2,003,070         1,000,328         3,346,507
Limited Partners' Net
   Income per Unit               2.37              5.00              5.08              2.59              8.74
Limited Partners' Cash
   Distributions per
     Unit                        2.01              6.41              5.76              2.18             11.92(1)
Total Assets                2,810,167         2,621,540         3,176,745         3,374,612         3,185,016
Partners' Capital
   (Deficit):
   Limited Partners         2,826,629         2,701,436         3,212,852         3,456,654         3,309,396
   General Partner        (   264,786)      (   302,054)      (   269,807)      (   290,773)      (   320,234)
Number of Units
   Outstanding                361,719           361,719           361,719           361,719           361,719

-----------------------
(1)  Amount of cash distribution includes proceeds from the settlement of a lawsuit.


                                                Selected Financial Data

                                                    II-C Partnership
                                                    ----------------

                              2002              2001             2000               1999              1998
                          ------------      ------------     ------------       ------------      ------------
Oil and Gas Sales          $1,284,421        $1,640,398       $1,856,040         $1,296,468        $1,136,474
Net Income:
   Limited Partners           615,932           842,315          886,994            435,619         1,583,504
   General Partner             77,229           102,759          132,143             65,752            95,091
   Total                      693,161           945,074        1,019,137            501,371         1,678,595
Limited Partners' Net
   Income per Unit               3.98              5.45             5.74               2.82             10.24
Limited Partners' Cash
   Distributions per
     Unit                        3.26              8.86             5.90               2.53             14.73(1)
Total Assets                1,391,833         1,238,646        1,771,934          1,804,785         1,759,734
Partners' Capital
   (Deficit):
   Limited Partners         1,370,453         1,258,521        1,786,206          1,811,212         1,765,593
   General Partner        (    98,831)      (   130,178)     (   105,478)       (   119,145)      (   133,264)
Number of Units
   Outstanding                154,621           154,621          154,621            154,621           154,621

----------------------
(1)  Amount of cash distribution includes proceeds from the settlement of a lawsuit.

                                                Selected Financial Data

                                                    II-D Partnership
                                                    ----------------

                              2002              2001              2000              1999              1998
                          ------------      ------------      ------------      ------------      ------------
Oil and Gas Sales          $2,856,941        $3,581,469        $3,757,651        $2,598,616        $2,411,051
Net Income:
   Limited Partners         2,391,740         1,608,081         2,287,970           640,655         3,942,172
   General Partner            283,947           209,788           291,859           106,047           225,825
   Total                    2,675,687         1,817,869         2,579,829           746,702         4,167,997
Limited Partners' Net
   Income per Unit               7.60              5.11              7.27              2.03             12.52
Limited Partners' Cash
   Distributions per
     Unit                        6.46             10.91              5.59              2.60             18.09(1)
Total Assets                2,915,283         2,418,532         4,271,202         3,740,589         3,994,909
Partners' Capital
   (Deficit):
   Limited Partners         2,695,740         2,339,000         4,167,919         3,639,949         3,818,294
   General Partner        (    76,044)      (   238,692)      (   180,437)      (   236,260)      (   247,182)
Number of Units
   Outstanding                314,878           314,878           314,878           314,878           314,878

------------------------
(1)  Amount of cash distribution includes proceeds from the settlement of a lawsuit.


                                                 Selected Financial Data

                                                    II-E Partnership
                                                    ----------------

                              2002              2001              2000              1999              1998
                          ------------      ------------      ------------      ------------      ------------
Oil and Gas Sales          $1,954,057        $2,561,210        $2,760,885        $1,810,725        $1,704,463
Net Income:
   Limited Partners           892,565         1,085,511         1,504,695           588,127         6,442,294
   General Partner            115,203           149,947           200,766            76,030           356,722
   Total                    1,007,768         1,235,458         1,705,461           664,157         6,799,016
Limited Partners' Net
   Income per Unit               3.90              4.74              6.58              2.57             28.15
Limited Partners' Cash
   Distributions per
     Unit                        2.33              8.82              6.52              3.55             32.21(1)
Total Assets                2,385,354         2,084,248         2,908,582         3,021,570         3,260,952
Partners' Capital
   (Deficit):
   Limited Partners         2,380,767         2,021,202         2,953,691         2,941,996         3,165,869
   General Partner        (   131,864)      (   162,380)      (   133,047)      (   162,586)      (   173,306)
Number of Units
   Outstanding                228,821           228,821           228,821           228,821           228,821

------------------------
(1)  Amount of cash distribution includes proceeds from the settlement of a lawsuit.


                                                Selected Financial Data

                                                    II-F Partnership
                                                    ----------------

                              2002              2001              2000              1999              1998
                          ------------      ------------      ------------      ------------      ------------
Oil and Gas Sales          $1,900,007        $2,487,886        $2,313,259        $1,665,336        $1,444,802
Net Income:
   Limited Partners           987,108         1,345,727         1,405,133           615,301         1,088,453
   General Partner            129,511           177,055           175,647            98,196            71,519
   Total                    1,116,619         1,522,782         1,580,780           713,497         1,159,972
Limited Partners' Net
   Income per Unit               5.76              7.85              8.20              3.59              6.35
Limited Partners'
   Cash Distributions
     per Unit                    4.96             11.09              7.49              4.25             12.34
Total Assets                2,153,885         1,970,061         2,513,797         2,393,651         2,473,730
Partners' Capital
   (Deficit):
   Limited Partners         2,155,527         2,017,419         2,573,692         2,451,559         2,565,258
   General Partner        (    95,526)      (   118,848)      (   101,577)      (   112,893)      (   144,763)
Number of Units
   Outstanding                171,400           171,400           171,400           171,400           171,400



                                                Selected Financial Data

                                                    II-G Partnership
                                                    ----------------

                              2002              2001              2000              1999              1998
                          ------------      ------------      ------------      ------------      ------------
Oil and Gas Sales          $4,023,806        $5,285,009        $4,915,575        $3,527,599        $3,072,455
Net Income:
   Limited Partners         2,092,430         2,861,002         2,967,172         1,382,389         2,266,451
   General Partner            274,972           376,956           371,389            99,665           150,050
   Total                    2,367,402         3,237,958         3,338,561         1,482,054         2,416,501
Limited Partners' Net
   Income per Unit               5.62              7.69              7.97              3.71              6.09
Limited Partners'
   Cash Distributions
     per Unit                    4.95             11.06              7.47              4.24             11.94
Total Assets                4,606,106         4,259,746         5,385,526         5,174,834         5,325,802
Partners' Capital
   (Deficit):
   Limited Partners         4,501,436         4,251,006         5,504,004         5,317,832         5,512,443
   General Partner        (    97,205)      (   146,206)      (   212,913)      (   266,026)      (   304,885)
Number of Units
   Outstanding                372,189           372,189           372,189           372,189           372,189



                                                Selected Financial Data

                                                    II-H Partnership
                                                    ----------------

                              2002              2001              2000              1999              1998
                          ------------      ------------      ------------      ------------      ------------
Oil and Gas Sales          $  954,336        $1,257,427        $1,162,286        $  836,927        $  733,613
Net Income:
   Limited Partners           474,052           660,235           722,427           319,698           532,166
   General Partner             62,658            87,334            56,035            23,260            35,089
   Total                      536,710           747,569           778,462           342,958           567,255
Limited Partners' Net
   Income per Unit               5.17              7.20              7.88              3.49              5.80
Limited Partners' Cash
   Distributions per
     Unit                        4.41             10.35              7.25              4.06             11.26
Total Assets                1,086,200           992,829         1,278,287         1,215,782         1,255,229
Partners' Capital
   (Deficit):
   Limited Partners         1,090,801         1,021,749         1,311,514         1,254,087         1,306,389
   General Partner        (    53,547)      (    65,089)      (    54,632)      (    66,614)      (    75,631)
Number of Units
   Outstanding                 91,711            91,711            91,711            91,711            91,711


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

      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas produced from the Partnerships' oil and gas properties. The level of net revenues is highly dependent upon the prices received for oil and gas sales, which prices have historically been very volatile and may continue to be so. Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

      * Worldwide and domestic supplies of oil and natural gas;
      * The ability of the members of the Organization of Petroleum
        Exporting Countries ("OPEC") to agree upon and maintain oil prices and production quotas;
      * Political instability or armed conflict in oil-producing regions or around major shipping areas;
      * The level of  consumer  demand  and  overall  economic  activity;
      * The competitiveness  of  alternative  fuels;
      * Weather  conditions;
      * The availability of pipelines for  transportation;  and
      * Domestic and foreign government regulations and taxes.

      Recently, while economic factors have been relatively unfavorable for oil and natural gas demand, oil prices have benefited from the political uncertainty associated with the increase in terrorist activities in parts of the world. In the last few years, natural gas prices have varied significantly, from very high prices in late 2000 and early 2001, to low prices in late 2001 and early 2002, to rising prices in the later part of 2002 and early 2003. The high natural gas prices were associated with cold winter weather and decreased supply from reduced capital investment for new drilling, while the low prices were associated with warm winter weather and reduced economic activity. The more recent increase in prices is the result of increased demand from weather patterns, the pricing effect of relatively high oil prices, and increased concern about the ability of the industry to meet any longer-term demand increases based upon current drilling activity.

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

      In addition to pricing, the level of net revenues is also highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. Despite this general trend of declining production, several factors can cause the volumes of oil and gas sold to increase or decrease at an even greater rate over a given period. These factors include, but are not limited to, (i) geophysical conditions which cause an acceleration of the decline in production, (ii) the shutting in of wells (or the opening of previously shut-in wells) due to low oil and gas prices, mechanical difficulties, loss of a market or transportation, or performance of workovers, recompletions, or other operations in the well, (iii) prior period volume adjustments (either positive or negative) made by purchasers of the production, (iv) ownership adjustments in accordance with agreements governing the operation or ownership of the well (such as adjustments that occur at payout), and (v) completion of enhanced recovery projects which increase production for the well. Many of these factors are very significant as related to a single well or as related to many wells over a short period of time. However, due to the large number of wells owned by the Partnerships, these factors are generally not material as compared to the normal decline in production experienced on all remaining wells.

      Results of Operations

      An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables following "Results of Operations" under the heading "Average Sales Prices, Production Volumes, and Average Production Costs." Following is a discussion of each Partnership's results of operations for the year ended December 31, 2002 as compared to the year ended December 31, 2001 and for the year ended December 31, 2001 as compared to the year ended December 31, 2000.


                                II-A Partnership
                                ----------------

                      Year Ended December 31, 2002 Compared
                         to Year Ended December 31, 2001
                     --------------------------------------

      Total oil and gas sales decreased $1,030,529 (21.4%) in 2002 as compared to 2001. Of this decrease, approximately $1,106,000 was related to a decrease in the average price of gas sold, which decrease was partially offset by an increase of approximately $195,000 related to an increase in volumes of gas sold. Volumes of oil sold decreased 3,503 barrels, while volumes of gas sold increased 47,332 Mcf in 2002 as compared to 2001. The increase in volumes of gas sold was primarily due to (i) a negative prior period gas balancing adjustment on one significant well during 2001 and (ii) an increase in production on another significant well due to the successful workover of that well during late 2001 and early 2002. These increases were partially offset by normal declines in production. Average oil and gas prices decreased to $23.42 per barrel and $2.78 per Mcf, respectively, in 2002 from $23.99 per barrel and $4.12 per Mcf, respectively, in 2001.

      As discussed in "Liquidity and Capital Resources" below, the II-A Partnership sold certain oil and gas properties during 2002 and recognized a $193,272 gain on such sales. Sales of oil and gas properties during 2001 resulted in the II-A Partnership recognizing similar gains of $137,823.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $309,429 (16.9%) in 2002 as compared to 2001. This decrease was primarily due to (i) workover expenses incurred on several wells during 2001, (ii) positive prior period lease operating expense adjustments made by the operator on several wells during 2001, and (iii) a partial reversal during 2002 of approximately $22,000 (due to a partial post-judgment settlement) of a charge previously accrued for a judgment. These decreases were partially offset by workover expenses incurred on several wells during 2002. As a percentage of oil and gas sales, these expenses increased to 40.1% in 2002 from 37.9% in 2001.

      Depreciation, depletion, and amortization of oil and gas properties decreased $511,014 (66.2%) in 2002 as compared to 2001. This decrease was primarily due to (i) two significant wells being fully depleted in 2001 due to the lack of remaining economically recoverable reserves and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2002. As a percentage of oil and gas sales, this expense decreased to 6.9% in 2002 from 16.1% in 2001. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $6,689 (1.2%) in 2002 as compared to 2001. As a percentage of oil and gas sales, these expenses increased to 14.7% in 2002 from 11.4% in 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2002 totaling $55,555,357 or 114.72% of Limited Partners' capital contributions.


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


                                II-B Partnership
                                ----------------

                      Year Ended December 31, 2002 Compared
                         to Year Ended December 31, 2001
                     --------------------------------------

      Total oil and gas sales decreased $1,064,799 (29.0%) in 2002 as compared to 2001. Of this decrease, approximately (i) $966,000 was related to a decrease in the average price of gas sold and (ii) $213,000 was related to a decrease in volumes of oil sold. These decreases were partially offset by an increase of approximately $120,000 related to an increase in volumes of gas sold. Volumes of oil sold decreased 8,759 barrels, while volumes of gas sold increased 27,736 Mcf in 2002 as compared to 2001. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the operator on one significant well during 2001. Average oil and gas prices decreased to $24.21 per barrel and $2.72 per Mcf, respectively, in 2002 from $24.36 per barrel and $4.34 per Mcf, respectively, in 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $31,497 (3.0%) in 2002 as compared to 2001. This decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales, (ii) positive prior period lease operating expense adjustments made by the operator on several wells during 2001, and (iii) workover expenses incurred on several wells during 2001. These decreases were partially offset by workover expenses incurred on several other wells during 2002. As a percentage of oil and gas sales, these expenses increased to 39.1% in 2002 from 28.6% in 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $17,552 (8.7%) in 2002 as compared to 2001. This increase was primarily due to one significant well being fully depleted in 2002 due to the lack of remaining economically recoverable reserves. This increase was partially offset by upward revisions in the estimates of remaining oil and gas reserves at December 31, 2002. As a percentage of oil and gas sales, this expense increased to 8.4% in 2002 from 5.5% in 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $5,269 (1.3%) in 2002 as compared to 2001. As a percentage of oil and gas sales, these expenses increased to 16.1% in 2002 from 11.3% in 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2002 totaling $40,056,916 or 110.74% of Limited Partners' capital contributions.


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

                                II-C Partnership
                                ----------------

                      Year Ended December 31, 2002 Compared
                         to Year Ended December 31, 2001
                      --------------------------------------

      Total oil and gas sales decreased $355,977 (21.7%) in 2002 as compared to 2001. Of this decrease, approximately $547,000 was related to a decrease in the average price of gas sold, which decrease was partially offset by an increase of approximately $179,000 related to an increase in volumes of gas sold. Volumes of oil and gas sold increased 317 barrels and 41,569 Mcf, respectively, in 2002 as compared to 2001. The increase in volumes of gas sold was primarily due to (i) negative prior period gas balancing adjustments on two significant wells during 2001, (ii) an increase in production on one significant well due to the successful workover of that well during late 2001 and early 2002, and (iii) a positive prior period volume adjustment made by the purchaser on another significant well during 2002. Average oil prices increased to $24.59 per barrel in 2002 from $24.28 per barrel in 2001. Average gas prices decreased to $2.71 per Mcf in 2002 from $4.30 per Mcf in 2001.

      As discussed in "Liquidity and Capital Resources" below, the II-C Partnership sold certain oil and gas properties during 2002 and recognized a
$120,063 gain on such sales. Sales of oil and gas properties during 2001 resulted in the II-C Partnership recognizing similar gains of $21,996.

      Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant in 2002 as compared to 2001. A decrease in production taxes associated with the decrease in oil and gas sales was substantially offset by workover expenses incurred on two significant wells during 2002. As a percentage of oil and gas sales, these expenses increased to 33.6% in 2002 from 26.6% in 2001. This percentage increase was primarily due to the decrease in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $14,715 (14.1%) in 2002 as compared to 2001. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 2002. This decrease was partially offset by the increases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 7.0% in 2002 from 6.4% in 2001.

      General and administrative expenses increased $2,651 (1.4%) in 2002 as compared to 2001. As a percentage of oil and gas sales, these expenses increased to 14.9% in 2002 from 11.5% in 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2002 totaling $18,677,686 or 120.80% of Limited Partners' capital contributions.


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

                                II-D Partnership
                                ----------------

                      Year Ended December 31, 2002 Compared
                         to Year Ended December 31, 2001
                    --------------------------------------

      Total oil and gas sales decreased $724,528 (20.2%) in 2002 as compared to 2001. Of this decrease, approximately $1,387,000 was related to a decrease in the average price of gas sold. This decrease was partially offset by increases of approximately $282,000 and $367,000, respectively, related to increases in volumes of oil and gas sold. Volumes of oil and gas sold increased 12,380 barrels and 82,983 Mcf, respectively, in 2002 as compared to 2001. The increase in volumes of oil sold was primarily due to the successful completion of a new well during late 2001. The increase in volumes of gas sold was primarily due to
(i) negative prior period gas balancing adjustments on two significant wells during 2001, (ii) the successful completion of two new wells during late 2001, and (iii) an increase in production on one significant well due to the successful workover of that well during late 2001. These increases were partially offset by (i) normal declines in production and (ii) the II-D Partnership receiving a reduced percentage of sales on another significant well during 2002 due to gas balancing. As of the date of this Annual Report, management does not expect the gas balancing adjustment to continue for the foreseeable future. Average oil prices increased to $23.24 per barrel in 2002 from $22.78 per barrel in 2001. Average gas prices decreased to $2.67 per Mcf in 2002 from $4.42 per Mcf in 2001.

      As discussed in "Liquidity and Capital Resources" below, the II-D Partnership sold certain oil and gas properties during 2002 and recognized a $1,256,405 gain on such sales. Sales of oil and gas properties during 2001 resulted in the II-D Partnership recognizing similar gains of $112,686.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $310,843 (26.0%) in 2002 as compared to 2001. This decrease was primarily due to (i) workover expenses incurred on several wells during 2001, (ii) a one-time litigation expense and settlement payment incurred in connection with a plugged well during 2001, and (iii) a decrease in production taxes associated with the decrease in oil and gas sales. These decreases were partially offset by an increase in lease operating expenses associated with the increases in volumes of oil and gas sold. As a percentage of oil and gas sales, these expenses decreased to 31.0% in 2002 from 33.4% in 2001.

      Depreciation, depletion, and amortization of oil and gas properties decreased $159,295 (46.2%) in 2002 as compared to 2001. This decrease was primarily due to (i) one significant well being fully depleted in 2001 due to the lack of remaining economically recoverable reserves and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2002. These decreases were partially offset by the increases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 6.5% in 2002 from 9.6% in 2001. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $4,371 (1.2%) in 2002 as compared to 2001. As a percentage of oil and gas sales, these expenses increased to 12.9% in 2002 from 10.2% in 2001. This percentage was primarily due to the decreased in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2002 totaling $39,336,903 or 124.93% of Limited Partners' capital contributions.

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


                                II-E Partnership
                                ----------------

                      Year Ended December 31, 2002 Compared
                         to Year Ended December 31, 2001
                     --------------------------------------

      Total oil and gas sales decreased $607,153 (23.7%) in 2002 as compared to 2001. Of this decrease, approximately $581,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 638 barrels and 1,799 Mcf, respectively, for 2002 as compared to 2001. The decrease in volumes of oil sold was primarily due to a positive prior period volume adjustment made by the purchaser on one significant well during 2001. The decrease in volumes of gas sold was primarily due to the II-E Partnership receiving a reduced percentage of sales on one significant well during 2002 due to gas balancing. This decrease was substantially offset by a positive prior period volume adjustment made by the purchaser on another significant well during 2002. As of the date of this Annual Report, management does not expect the gas balancing adjustment to continue for the foreseeable future. Average oil and gas prices decreased to $24.19 per barrel and $2.84 per Mcf, respectively, in 2002 from $24.32 per barrel and $4.03 per Mcf, respectively, in 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $290,423 (35.5%) in 2002 as compared to 2001. This decrease was primarily due to (i) a one-time litigation expense and settlement payment incurred in connection with a plugged well during 2001, (ii) workover expenses incurred on several wells during 2001, and (iii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 27.0% in 2002 from 32.0% in 2001. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $149,405 (47.9%) in 2002 as compared to 2001. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 2002. As a percentage of oil and gas sales, this expense decreased to 8.3% in 2002 from 12.2% in 2001. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $5,299 (1.9%) in 2002 as compared to 2001. As a percentage of oil and gas sales, these expenses increased to 14.2% in 2002 from 10.7% in 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2002 totaling $27,327,574 or 119.43% of Limited Partners' capital contributions.

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


                                II-F Partnership
                                ----------------

                      Year Ended December 31, 2002 Compared
                         to Year Ended December 31, 2001
                     --------------------------------------

      Total oil and gas sales decreased $587,879 (23.6%) in 2002 as compared to 2001. Of this decrease, approximately (i) $456,000 was related to a decrease in the average price of gas sold and (ii) $74,000 was related to a decrease in volumes of oil sold. Volumes of oil and gas sold decreased 3,071 barrels and 13,856 Mcf, respectively, in 2002 as compared to 2001. The decrease in volumes of oil sold was primarily due to (i) positive prior period volume adjustments made by the purchasers on two significant wells during 2001 and (ii) normal declines in production. Average oil and gas prices decreased to $23.78 per barrel and $2.74 per Mcf, respectively, in 2002 from $24.00 per barrel and $3.75 per Mcf, respectively, in 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $81,896 (16.3%) in 2002 as compared to 2001. This decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales and (ii) workover expenses incurred on several wells during 2001. As a percentage of oil and gas sales, these expenses increased to 22.2% in 2002 from 20.3% in 2001.

      Depreciation, depletion, and amortization of oil and gas properties decreased $90,794 (31.1%) in 2002 as compared to 2001. This decrease was primarily due to (i) several wells being fully depleted in 2001 due to lack of remaining economically recoverable reserves and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 10.6% in 2002 from 11.7% in 2001.

      General and administrative expenses increased $4,531 (2.2%) in 2002 as compared to 2001. As a percentage of oil and gas sales, these expenses increased to 11.2% in 2002 from 8.4% in 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2002 totaling $21,791,051 or 127.14% of Limited Partners' capital contributions.


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

                                II-G Partnership
                                ----------------

                      Year Ended December 31, 2002 Compared
                         to Year Ended December 31, 2001
                     --------------------------------------

      Total oil and gas sales decreased $1,261,203 (23.9%) in 2002 as compared to 2001. Of this decrease, approximately (i) $972,000 was related to a decrease in the average price of gas sold and (ii) $154,000 was related to a decrease in volumes of oil sold. Volumes of oil and gas sold decreased 6,431 barrels and 32,436 Mcf, respectively, in 2002 as compared to 2001. The decrease in volumes of oil sold was primarily due to (i) positive prior period volume adjustments made by the purchasers on two significant wells during 2001 and (ii) normal declines in production. Average oil and gas prices decreased to $23.77 per barrel and $2.74 per Mcf, respectively, in 2002 from $24.00 per barrel and $3.76 per Mcf, respectively, in 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $175,399 (16.3%) in 2002 as compared to 2001. This decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales and (ii) workover expenses incurred on several wells during 2001. As a percentage of oil and gas sales, these expenses increased to 22.4% in 2002 from 20.4% in 2001.

      Depreciation, depletion, and amortization of oil and gas properties decreased $195,864 (31.2%) in 2002 as compared to 2001. This decrease was primarily due to (i) several wells being fully depleted in 2001 due to lack of remaining economically recoverable reserves and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 10.7% in 2002 from 11.9% in 2001. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $6,917 (1.6%) in 2002 as compared to 2001. As a percentage of oil and gas sales, these expenses increased to 10.8% in 2002 from 8.1% in 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2002 totaling $45,419,371 or 122.03% of Limited Partners' capital contributions.

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

                                II-H Partnership
                                ----------------

                      Year Ended December 31, 2002 Compared
                         to Year Ended December 31, 2001
                     --------------------------------------

      Total oil and gas sales decreased $303,091 (24.1%) in 2002 as compared to 2001. Of this decrease, approximately (i) $235,000 was related to a decrease in the average price of gas sold and (ii) $35,000 was related to a decrease in volumes of oil sold. Volumes of oil and gas sold decreased 1,477 barrels and 7,677 Mcf, respectively, in 2002 as compared to 2001. The decrease in volumes of oil sold was primarily due to (i) positive prior period volume adjustments made by the purchasers on two significant wells during 2001 and (ii) normal declines in production. Average oil and gas prices decreased to $23.77 per barrel and $2.75 per Mcf, respectively, in 2002 from $24.01 per barrel and $3.77 per Mcf, respectively, in 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $43,314 (16.6%) in 2002 as compared to 2001. This decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales and (ii) workover expenses incurred on several wells during 2001. As a percentage of oil and gas sales, these expenses increased to 22.8% in 2002 from 20.7% in 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $46,729 (31.6%) in 2002 as compared to 2001. This decrease was primarily due to (i) several wells being fully depleted in 2001 due to lack of remaining economically recoverable reserves and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 10.6% in 2002 from 11.8% in 2001. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $3,588 (3.0%) in 2002 as compared to 2001. As a percentage of oil and gas sales, these expenses increased to 13.1% in 2002 from 9.6% in 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2002 totaling $10,564,364 or 115.19% of Limited Partners' capital contributions.

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

      Average Sales Prices, Production Volumes, and Average Production Costs

      The following tables are comparisons of the annual average oil and gas sales prices, production volumes, and average production costs (lease operating expenses and production taxes) per equivalent unit (one barrel of oil or six Mcf of gas) for 2002, 2001, and 2000. These factors comprise the change in net oil and gas operations discussed in the "Results of Operations" section above.

                              2002 Compared to 2001
                              ---------------------

                              Average Sales Prices
----------------------------------------------------------------------------
P/ship               2002                    2001              % Change
------         ----------------        ----------------        -----------
                 Oil        Gas          Oil        Gas
               ($/Bbl)    ($/Mcf)      ($/Bbl)    ($/Mcf)      Oil      Gas
               -------    -------      -------    -------      ----     ---

 II-A          $23.42      $2.78       $23.99      $4.12       (2%)    (33%)
 II-B           24.21       2.72        24.36       4.34       (1%)    (37%)
 II-C           24.59       2.71        24.28       4.30        1%     (37%)
 II-D           23.24       2.67        22.78       4.42        2%     (40%)
 II-E           24.19       2.84        24.32       4.03       (1%)    (30%)
 II-F           23.78       2.74        24.00       3.75       (1%)    (27%)
 II-G           23.77       2.74        24.00       3.76       (1%)    (27%)
 II-H           23.77       2.75        24.01       3.77       (1%)    (27%)

                               Production Volumes
----------------------------------------------------------------------------
P/ship              2002                      2001               % Change
------       -----------------         -----------------       ------------
               Oil         Gas           Oil        Gas          Oil     Gas
             (Bbls)       (Mcf)        (Bbls)      (Mcf)       (Bbls)   (Mcf)
             ------      -------       ------     -------      ------   -----

 II-A        64,016      821,485       67,519     774,153      ( 5%)      6%
 II-B        40,616      598,159       49,375     570,423      (18%)      5%
 II-C        14,351      343,662       14,034     302,093        2%      14%
 II-D        31,350      795,913       18,970     712,930       65%      12%
 II-E        23,426      488,328       24,064     490,127      ( 3%)      -
 II-F        27,894      451,358       30,965     465,214      (10%)    ( 3%)
 II-G        58,467      959,663       64,898     992,099      (10%)    ( 3%)
 II-H        13,577      229,923       15,054     237,600      (10%)    ( 3%)


                           Average Production Costs
                         per Equivalent Barrel of Oil
                    -------------------------------------
                    P/ship     2002     2001     % Change
                    ------    -----    -----     --------

                     II-A     $7.55    $9.29       (19%)
                     II-B      7.28     7.29         -
                     II-C      6.03     6.77       (11%)
                     II-D      5.40     8.69       (37%)
                     II-E      5.04     7.74       (34%)
                     II-F      4.09     4.64       (12%)
                     II-G      4.12     4.67       (12%)
                     II-H      4.19     4.77       (12%)

                              2001 Compared to 2000
                              ---------------------

                              Average Sales Prices
--------------------------------------------------------------------------
P/ship               2001                    2000              % Change
------         ------------------      ----------------       -----------
                 Oil        Gas          Oil        Gas
               ($/Bbl)    ($/Mcf)      ($/Bbl)    ($/Mcf)      Oil     Gas
               -------    -------      -------    -------     -----    ---

 II-A          $23.99      $4.12       $27.49      $3.59      (13%)    15%
 II-B           24.36       4.34        27.44       3.54      (11%)    23%
 II-C           24.28       4.30        27.82       3.51      (13%)    23%
 II-D           22.78       4.42        27.84       3.41      (18%)    30%
 II-E           24.32       4.03        29.24       3.38      (17%)    19%
 II-F           24.00       3.75        28.14       3.34      (15%)    12%
 II-G           24.00       3.76        28.14       3.33      (15%)    13%
 II-H           24.01       3.77        28.13       3.33      (15%)    13%

                               Production Volumes
-----------------------------------------------------------------------------
P/ship              2001                      2000               % Change
------       -----------------         ------------------      --------------
               Oil         Gas           Oil        Gas          Oil     Gas
             (Bbls)       (Mcf)        (Bbls)      (Mcf)       (Bbls)   (Mcf)
             ------      -------       ------    ---------     ------   -----

 II-A        67,519      774,153       77,024    1,003,723      (12%)   (23%)
 II-B        49,375      570,423       52,155      707,543      ( 5%)   (19%)
 II-C        14,034      302,093       16,424      398,166      (15%)   (24%)
 II-D        18,970      712,930       32,648      836,567      (42%)   (15%)
 II-E        24,064      490,127       23,708      611,642        2%    (20%)
 II-F        30,965      465,214       25,175      480,967       23%    ( 3%)
 II-G        64,898      992,099       52,807    1,031,148       23%    ( 4%)
 II-H        15,054      237,600       12,297      245,490       22%    ( 3%)


                            Average Production Costs
                          per Equivalent Barrel of Oil
                    -------------------------------------
                    P/ship     2001     2000     % Change
                    ------    -----    -----     --------

                     II-A     $9.29    $5.81        60%
                     II-B      7.29     5.85        25%
                     II-C      6.77     4.89        38%
                     II-D      8.69     5.45        59%
                     II-E      7.74     4.61        68%
                     II-F      4.64     3.92        18%
                     II-G      4.67     3.94        19%
                     II-H      4.77     4.02        19%

      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item 5. Market for Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, where methods are employed to permit more efficient recovery of reserves, or where identified developmental drilling or recompletion opportunities are pursued, thereby resulting in a positive economic impact. Assuming 2002 production levels for future years, the Partnerships proved reserve quantities at December 31, 2002 would have the following remaining lives:

                  Partnership       Gas-Years        Oil-Years
                  -----------       ---------        ---------

                     II-A               7.1              8.1
                     II-B               7.4              8.9
                     II-C               9.1              9.0
                     II-D              10.0              6.0
                     II-E               8.6              7.4
                     II-F               6.6              8.3
                     II-G               6.6              8.3
                     II-H               6.8              8.3

These life of reserves estimates are based on the current estimates of remaining oil and gas reserves. See "Item 2. Properties" for a discussion of these reserve estimates. Any increase or decrease in the oil and gas prices at December 31, 2002 may cause an increase or decrease in the estimated life of said reserves.

      The Partnerships' available capital from the Limited Partners' subscriptions has been spent on oil and gas properties and there should be no further material capital resource commitments in the future. The Partnerships have no debt commitments. Cash for operational purposes will be provided by current oil and gas production. During 2002, 2001, and 2000 the Partnerships expended no capital on oil and gas acquisition or exploration activities. However, during those years the Partnerships expended the following amounts on oil and gas development activities, primarily well recompletions and developmental drilling:

      Partnership               2002              2001              2000
      -----------             --------          --------          -------

          II-A                $137,449          $149,585          $83,625
          II-B                  14,939           492,951           67,336
          II-C                   9,993            82,009           27,273
          II-D                 116,640           169,317           46,036
          II-E                 198,005            51,785           15,129
          II-F                  93,456           118,663           29,757
          II-G                 197,745           254,554           62,230
          II-H                  46,750            61,632           14,394

While these expenditures reduce or eliminate cash available for a particular quarterly cash distribution, the General Partner believes that these activities are necessary for the prudent operation of the properties and maximization of their value to the Partnerships.

      The Partnerships sold certain oil and gas properties during 2002, 2001, and 2000. The sale of the Partnerships' properties were made by the General Partner after giving due consideration to both the offer price and the General Partner's estimate of the property's remaining proved reserves and future operating costs. Net proceeds from the sale of any such properties were distributed to the Partnerships and included in the calculation of the Partnerships' cash distributions for the quarter immediately following the Partnerships' receipt of the proceeds. The amount of such proceeds from the sale of oil and gas properties during 2002, 2001, and 2000, were as follows:

         Partnership          2002              2001             2000
         -----------       ----------        --------         ---------

            II-A           $  348,092        $  7,285         $ 99,721
            II-B               32,406           1,187           257,751
            II-C              122,540          21,996           113,746
            II-D            1,266,240         112,686           723,535
            II-E               22,188          61,553           171,330
            II-F               55,052          24,684            92,073
            II-G              115,148          52,882           193,656
            II-H               26,642          12,783            45,271

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


      Critical Accounting Policies

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

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties for each oil and gas field (rather than separately for each well). If the unamortized costs of all oil and gas properties within a field exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. The risk that the Partnerships will be required to record impairment provisions in the future increases as oil and gas prices decrease.

      The Deferred Charge on the Balance Sheets included in Item 15 of this Annual Report represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. Conversely, the Accrued Liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. The rates used in calculating the Deferred Charge and Accrued Liability are the annual average production cost per Mcf.

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil and gas industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. These rates also approximate the prices for which the Partnerships are currently settling similar liabilities. These amounts were recorded as gas imbalance payables in accordance with the sales method. These gas imbalance payables will be settled by either gas production by the underproduced party in excess of current estimates of total gas reserves for the well or by a negotiated or contractual payment to the underproduced party.


      New Accounting Pronouncements

      Below is a brief description of Financial Accounting Standards ("FAS") recently issued by the Financial Accounting Standards Board ("FASB") which may have an impact on the

Partnerships' future results of operations and financial position.

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). FAS No. 143 will require the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for the Partnerships' depleted wells), in the period in which the liabilities are incurred (at the time the wells are drilled). Management estimates that adopting this statement will result in an increase in capitalized cost of oil and gas properties, an increase in net income for the cumulative effect of the change in accounting principle, and the recognition of an asset retirement obligation in the following approximate amounts for each Partnership:

                   Change in         Increase in
                  Capitalized       Net Income for
                  Cost of Oil       the Change in          Asset
                    and Gas           Accounting        Retirement
Partnership        Properties         Principle         Obligation
-----------       ------------      --------------      ----------

   II-A             $423,000         $137,000            $286,000
   II-B              306,000           98,000             208,000
   II-C              102,000           34,000              68,000
   II-D              278,000           95,000             183,000
   II-E              153,000           58,000              95,000
   II-F              150,000           54,000              96,000
   II-G              322,000          114,000             208,000
   II-H               77,000           26,000              51,000

The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor.

      In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001(January 1, 2002 for the Partnerships). This statement supersedes FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The provisions of FAS No. 144, as they relate to the Partnerships, are essentially the same as FAS No. 121 and thus did not have a significant effect on the Partnerships' financial condition or results of operations.

      In November 2002, the FASB issued FASB Interpretation 45 (FIN 45) "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure requirements are effective for financial statements of both interim and annual periods which end after December 15, 2002. The Partnerships are not guarantors under any guarantees and thus this interpretation is not expected to have an effect on the Partnerships' financial position or results of operations.


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Partnerships in 2002. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

      The Partnerships do not hold any market risk sensitive instruments.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data are indexed in Item 15 hereof.


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

            Name            Age      Position with General Partner
      ----------------      ---     --------------------------------

      Dennis R. Neill        51     President and Director

      Judy K. Fox            52     Secretary

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


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Partnerships and the General Partner, there were no officers, directors, or ten percent owners who were delinquent filers during 2002 of reports required under Section 16 of the Securities Exchange Act of 1934.


ITEM 11.    EXECUTIVE COMPENSATION

      The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The amount of general and administrative expense allocated to the General Partner and its affiliates which was charged to each Partnership during 2002, 2001, and 2000, is set forth in the table below.
Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements.

            Partnership        2002         2001          2000
            -----------      --------     --------      --------

               II-A          $509,772     $509,772      $509,772
               II-B           380,760      380,760       380,760
               II-C           162,756      162,756       162,756
               II-D           331,452      331,452       331,452
               II-E           240,864      240,864       240,864
               II-F           180,420      180,420       180,420
               II-G           391,776      391,776       391,776
               II-H            96,540       96,540        96,540

      None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities based on the allocation method described above. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates during 2002, 2001, and 2000:


                                                 Salary Reimbursements

                                                    II-A Partnership
                                                    ----------------
                                           Three Years Ended December 31, 2002

                                                                         Long Term Compensation
                                                                  ----------------------------------
                                   Annual Compensation                   Awards              Payouts
                                -----------------------------     -----------------------    -------
                                                                                  Securi-
                                                       Other                       ties                   All
     Name                                              Annual     Restricted      Under-                 Other
      and                                             Compen-       Stock         lying       LTIP      Compen-
   Principal                     Salary    Bonus      sation       Award(s)      Options/    Payouts    sation
   Position             Year      ($)       ($)         ($)          ($)          SARs(#)      ($)        ($)
----------------        ----    --------   -----      -------     ----------     --------    -------    -------
Dennis R. Neill,
President(1)            2000       -         -           -            -             -           -          -
                        2001       -         -           -            -             -           -          -
                        2002       -         -           -            -             -           -          -

All Executive
Officers,
Directors,
and Employees
as a group(2)           2000    $302,550     -           -            -             -           -          -
                        2001    $283,025     -           -            -             -           -          -
                        2002    $272,218     -           -            -             -           -          -

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


                                                  Salary Reimbursements

                                                    II-B Partnership
                                                    ----------------
                                           Three Years Ended December 31, 2002

                                                                             Long Term Compensation
                                                                     ------------------------------------
                                    Annual Compensation                      Awards              Payouts
                                 -------------------------------     -----------------------     --------
                                                                                     Securi-
                                                          Other                       ties                      All
     Name                                                 Annual     Restricted      Under-                    Other
      and                                                Compen-       Stock         lying         LTIP       Compen-
   Principal                      Salary      Bonus      sation       Award(s)      Options/      Payouts     sation
   Position             Year       ($)         ($)         ($)          ($)          SARs(#)        ($)         ($)
----------------        ----     --------     -----      -------     ----------     --------      -------     -------
Dennis R. Neill,
President(1)            2000        -           -           -            -             -             -           -
                        2001        -           -           -            -             -             -           -
                        2002        -           -           -            -             -             -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)           2000     $225,981       -           -            -             -             -           -
                        2001     $211,398       -           -            -             -             -           -
                        2002     $203,326       -           -            -             -             -           -

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


                                                  Salary Reimbursements

                                                    II-C Partnership
                                                    ----------------
                                           Three Years Ended December 31, 2002

                                                                            Long Term Compensation
                                                                    -----------------------------------
                                    Annual Compensation                      Awards             Payouts
                                 -------------------------          ------------------------    -------
                                                                                    Securi-
                                                          Other                      ties                     All
     Name                                                 Annual    Restricted      Under-                   Other
      and                                                Compen-      Stock         lying        LTIP       Compen-
   Principal                      Salary      Bonus      sation      Award(s)      Options/     Payouts     sation
   Position             Year       ($)         ($)         ($)         ($)          SARs(#)       ($)         ($)
----------------        ----     --------     -----      -------    ----------     --------     -------     -------
Dennis R. Neill,
President(1)            2000        -           -           -           -              -           -           -
                        2001        -           -           -           -              -           -           -
                        2002        -           -           -           -              -           -           -


All Executive
Officers,
Directors,
and Employees
as a group(2)           2000     $96,596        -           -           -              -           -           -
                        2001     $90,362        -           -           -              -           -           -
                        2002     $86,912        -           -           -              -           -           -
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


                                                  Salary Reimbursements

                                                    II-D Partnership
                                                    ----------------
                                           Three Years Ended December 31, 2002

                                                                            Long Term Compensation
                                                                     ----------------------------------
                                       Annual Compensation                    Awards            Payouts
                                 -------------------------------     ------------------------   -------
                                                                                     Securi-
                                                          Other                       ties                    All
     Name                                                 Annual     Restricted      Under-                  Other
      and                                                Compen-       Stock         lying       LTIP       Compen-
   Principal                      Salary      Bonus      sation       Award(s)      Options/    Payouts     sation
   Position             Year       ($)         ($)         ($)          ($)          SARs(#)      ($)         ($)
----------------        ----     --------     -----      -------     ----------     --------    -------     -------
Dennis R. Neill,
President(1)            2000        -           -           -             -             -          -           -
                        2001        -           -           -             -             -          -           -
                        2002        -           -           -             -             -          -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)           2000     $196,717       -           -             -             -          -           -
                        2001     $184,022       -           -             -             -          -           -
                        2002     $176,995       -           -             -             -          -           -

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


                                                  Salary Reimbursements

                                                    II-E Partnership
                                                    ----------------
                                           Three Years Ended December 31, 2002

                                                                             Long Term Compensation
                                                                    -------------------------------------
                                      Annual Compensation                    Awards               Payouts
                                 ------------------------------     -----------------------       -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                      Salary     Bonus      sation       Award(s)      Options/     Payouts     sation
   Position             Year       ($)        ($)         ($)          ($)          SARs(#)       ($)         ($)
----------------        ----     --------    -----      -------     ----------     --------     -------     -------
Dennis R. Neill,
President(1)            2000        -          -          -             -              -           -           -
                        2001        -          -          -             -              -           -           -
                        2002        -          -          -             -              -           -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)           2000     $142,953      -          -             -              -           -           -
                        2001     $133,728      -          -             -              -           -           -
                        2002     $128,621      -          -             -              -           -           -

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

                                                  Salary Reimbursements

                                                    II-F Partnership
                                                    ----------------
                                           Three Years Ended December 31, 2002

                                                                            Long Term Compensation
                                                                     ----------------------------------
                                       Annual Compensation                    Awards            Payouts
                                 -------------------------------     ------------------------   -------
                                                                                     Securi-
                                                          Other                       ties                    All
     Name                                                 Annual     Restricted      Under-                  Other
      and                                                Compen-       Stock         lying       LTIP       Compen-
   Principal                      Salary      Bonus      sation       Award(s)      Options/    Payouts     sation
   Position             Year       ($)         ($)         ($)          ($)          SARs(#)      ($)         ($)
----------------        ----     --------     -----      -------     ----------     --------    -------     -------
Dennis R. Neill,
President(1)            2000        -           -          -              -             -          -           -
                        2001        -           -          -              -             -          -           -
                        2002        -           -          -              -             -          -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)           2000     $107,079       -          -              -             -          -           -
                        2001     $100,169       -          -              -             -          -           -
                        2002     $ 96,344       -          -              -             -          -           -
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

                                                  Salary Reimbursements

                                                    II-G Partnership
                                                    ----------------
                                           Three Years Ended December 31, 2002

                                                                        Long Term Compensation
                                                                  -----------------------------------
                                   Annual Compensation                     Awards             Payouts
                                -----------------------------     ----------------------      -------
                                                                                 Securi-
                                                       Other                      ties                        All
     Name                                              Annual     Restricted     Under-                      Other
      and                                             Compen-       Stock        lying           LTIP       Compen-
   Principal                     Salary     Bonus     sation       Award(s)     Options/        Payouts     sation
   Position             Year      ($)        ($)        ($)          ($)         SARs(#)          ($)         ($)
----------------        ----    --------    -----     -------     ----------    --------        -------     -------
Dennis R. Neill,
President(1)            2000       -          -          -             -            -              -           -
                        2001       -          -          -             -            -              -           -
                        2002       -          -          -             -            -              -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)           2000    $232,519      -          -             -            -              -           -
                        2001    $217,514      -          -             -            -              -           -
                        2002    $209,208      -          -             -            -              -           -

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


                                                  Salary Reimbursements
                                                    II-H Partnership
                                                    ----------------
                                           Three Years Ended December 31, 2002

                                                                          Long Term Compensation
                                                                  ------------------------------------
                                      Annual Compensation                 Awards               Payouts
                                -------------------------------   -------------------------    -------
                                                                                   Securi-
                                                         Other                      ties                      All
     Name                                                Annual   Restricted       Under-                    Other
      and                                               Compen-     Stock          lying         LTIP       Compen-
   Principal                     Salary      Bonus      sation     Award(s)       Options/      Payouts     sation
   Position             Year      ($)         ($)         ($)        ($)           SARs(#)        ($)         ($)
----------------        ----    --------     -----      -------   ----------      --------      -------     -------
Dennis R. Neill,
President(1)            2000       -           -           -          -               -            -           -
                        2001       -           -           -          -               -            -           -
                        2002       -           -           -          -               -            -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)           2000    $57,296        -           -          -               -            -           -
                        2001    $53,599        -           -          -               -            -           -
                        2002    $51,552        -           -          -               -            -           -

----------
(1)   The general and administrative  expenses paid by the II-H Partnership and attributable to salary reimbursements do not include any salary or other compensation attributable to Mr. Neill.
(2)   No officer or director of Geodyne or its affiliates  provides  full-time  services to the II-H  Partnership and no individual's  salary or other compensation  reimbursement from the II-H Partnership equals or exceeds $100,000 per
      annum.(1)   The general and  administrative  expenses paid by the II-H Partnership and attributable to salary  reimbursements  do not include any salary or other compensation attributable to Mr. Neill.
(2)   No officer or director  of Geodyne or its  affiliates  provides  full-time services  to the II-H  Partnership  and
      no  individual's  salary  or other     compensation  reimbursement  from the II-H  Partnership  equals  or exceeds
      $100,000 per annum.


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


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Units as of March 1, 2003 by (i) each beneficial owner of more than five percent of the issued and outstanding Units, (ii) the directors and officers of the General Partner, and (iii) the General Partner and its affiliates. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.

                                                       Number of Units
                                                         Beneficially
                                                        Owned (Percent
          Beneficial Owner                             of Outstanding)
------------------------------------                  ------------------

II-A Partnership:
----------------
   Samson Resources Company                            126,260 (26.1%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and                           126,260 (26.1%)
      the General Partner (4 persons)

II-B Partnership:
----------------

   Samson Resources Company                             89,168 (24.7%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                   89,168 (24.7%)

II-C Partnership:
----------------
   Samson Resources Company                             47,214 (30.5%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                   47,214 (30.5%)

II-D Partnership:
----------------
   Samson Resources Company                             82,470 (26.2%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                   82,470 (26.2%)

II-E Partnership:
----------------
   Samson Resources Company                             67,729 (29.6%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                   67,729 (29.6%)

II-F Partnership:
----------------
   Samson Resources Company                             42,459 (24.8%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                   42,459 (24.8%)

II-G Partnership:
----------------
   Samson Resources Company                             73,247 (19.7%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                   73,247 (19.7%)

II-H Partnership:
----------------
   Samson Resources Company                             26,388 (28.8%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                   26,388 (28.8%)

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

                                    PART IV.


ITEM 14.    CONTROLS AND PROCEDURES

      Within  the 90 days  prior to the date of this  report,  the  Partnerships carried out an evaluation under the supervision and with the participation of the Partnerships' management, including their chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Partnerships' disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Partnerships' chief executive officer and chief financial officer concluded that the Partnerships' disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnerships required to be included in the Partnerships' periodic filings with the SEC. There have been no significant changes in the Partnerships' internal controls or in other factors which could significantly affect the Partnerships' internal controls subsequent to the date the Partnerships carried out this evaluation.


ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

            as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002 are filed as part of this report:

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

      (2)   Financial Statement Schedules:

            None.

      (3)   Exhibits:

 Exh.
 No.    Exhibit
 ---    -------

 4.1 Agreement and Certificate of Limited Partnership dated July 22, 1987 for the Geodyne Energy Income Limited Partnership II-A, filed as
         Exhibit 4.1 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.2 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-A, filed as Exhibit 4.2 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.3 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-A, filed as Exhibit 4.3 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.4 Third Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-A, filed as Exhibit 4.4 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.5 Fourth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited Partnership II-A, filed as Exhibit 4.5 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.6 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-A, filed as
         Exhibit 4.6 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.7 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne

         Energy Income Limited Partnership II-A, filed as Exhibit 4.7 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.8 Third Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-A, filed as Exhibit 4.8 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.9 Agreement and Certificate of Limited Partnership dated October 14, 1987 for the Geodyne Energy Income Limited Partnership II-B, filed as
         Exhibit 4.9 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.10 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-B, filed as Exhibit 4.10 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.11 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-B, filed as Exhibit 4.11 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.12 Third Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-B, filed as Exhibit 4.12 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.13 Fourth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-B, filed as Exhibit 4.13 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.14 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-B, filed as
         Exhibit 4.14 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.15 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-B, filed as Exhibit 4.15 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.16 Third Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-B, filed as Exhibit 4.16 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.17 Agreement and Certificate of Limited Partnership dated January 13, 1988 for the Geodyne Energy Income Limited Partnership II-C, filed as
         Exhibit 4.17 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.18 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-C, filed as Exhibit 4.18 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.19 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-C, filed as Exhibit 4.19 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.20 Third Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-C, filed as Exhibit 4.20 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.21 Fourth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-C, filed as Exhibit 4.21 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.22 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-C, filed as
         Exhibit 4.22 to Annual Report on

         Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.23 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-C, filed as Exhibit 4.23 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.24 Third Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-C, filed as Exhibit 4.24 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.25 Agreement and Certificate of Limited Partnership dated May 10, 1988 for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit
         4.25 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.26 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit 4.26 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.27 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit 4.27 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.28 Third Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit 4.28 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.29 Fourth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-D, filed as Exhibit 4.29 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.30 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-D, filed as
         Exhibit 4.30 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.31 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit 4.31 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.32 Third Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit 4.32 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.33 Agreement and Certificate of Limited Partnership dated September 27, 1988 for the Geodyne Energy Income Limited Partnership II-E, filed as
         Exhibit 4.33 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.34 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.34 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.35 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.35 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.36 Third Amendment to Agreement and Certificate of Limited Partnership dated August 31, 1995 for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.36 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.37 Fourth Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.37 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.38 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-E, filed as Exhibit 4.38 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.39 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-E, filed as
         Exhibit 4.39 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.40 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.40 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.41 Third Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.41 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.42 Agreement and Certificate of Limited Partnership dated January 5, 1989 for the Geodyne Energy Income Limited Partnership II-F, filed as
         Exhibit 4.42 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.42a Certificate of Limited Partnership dated January 5, 1989, for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.42a to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.43 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.43 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.44 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy

         Income Limited Partnership II-F, filed as Exhibit 4.44 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.45 Third Amendment to Agreement and Certificate of Limited Partnership dated August 31, 1995 for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.45 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.46 Fourth Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.46 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.47 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-F, filed as Exhibit 4.48 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.48 Second Amendment to Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-F, filed as
         Exhibit 4.48 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.49 Third Amendment to Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.49 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.50 Agreement and Certificate of Limited Partnership dated April 10, 1989 for the Geodyne Energy Income Limited Partnership II-G, filed as
         Exhibit 4.50 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.51 Certificate of Limited Partnership dated April 10, 1989, for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.51 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.52 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited

         Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.52 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.53 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.53 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.54 Third Amendment to Agreement and Certificate of Limited Partnership dated August 31, 1995 for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.54 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.55 Fourth Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.55 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.56 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-G, filed as Exhibit 4.56 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.57 Second Amendment to Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-G, filed as
         Exhibit 4.57 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.58 Third Amendment to Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.58 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.59 Agreement and Certificate of Limited Partnership dated May 17, 1989 for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit
         4.59 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.60 Certificate of Limited Partnership dated May 17, 1989, for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.60 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.61 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 25, 1993 for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.61 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.62 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.62 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.63 Third Amendment to Agreement and Certificate of Limited Partnership dated August 31, 1995 for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.63 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.64 Fourth Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.64 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.65 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-H, filed as Exhibit 4.65 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.66 Second Amendment to Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-H, filed as
         Exhibit 4.66 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.67 Third Amendment to Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.67 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.1 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-A, filed as Exhibit 10.1 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.2 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-A, filed as Exhibit 10.2 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.3 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-A, filed as Exhibit 10.3 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.4 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-A, filed as Exhibit 10.4 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.5 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-B, filed as Exhibit 10.5 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.6 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-B, filed as Exhibit 10.6 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.7 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-B, filed as Exhibit 10.7 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.8 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-B, filed as Exhibit 10.8 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.9 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-C, filed as Exhibit 10.9 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.10 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-C, filed as Exhibit 10.10 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.11 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-C, filed as Exhibit 10.11 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.12 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-C, filed as Exhibit 10.12 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.13 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-D, filed as Exhibit 10.13 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.14 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-D, filed as Exhibit 10.14 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.15 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-D, filed as Exhibit 10.15 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.16 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-D, filed as Exhibit 10.16 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.17 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-E, filed as Exhibit 10.17 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.18 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-E, filed as Exhibit 10.18 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.19 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-E, filed as Exhibit 10.19 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.20 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-E, filed as Exhibit 10.20 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.21 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-F, filed as Exhibit 10.21 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.22 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-F, filed as Exhibit 10.22 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.23 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-F, filed as Exhibit 10.23 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.24 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-F, filed as Exhibit 10.24 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.25 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-G, filed as Exhibit 10.25 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.26 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-G, filed as Exhibit 10.26 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.27 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-G, filed as Exhibit 10.27 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.28 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-G, filed as Exhibit 10.28 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.29 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-H, filed as Exhibit 10.29 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.30 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-H, filed as Exhibit 10.30 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.31 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-H, filed as Exhibit 10.31 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.32 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-H, filed as Exhibit 10.32 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

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

*23.5 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-E.

*23.6 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-F.

*23.7 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-G.

*23.8 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-H.

*99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-A.

*99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-B.

*99.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-C.

*99.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-D.

*99.5 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-E.

*99.6 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-F.

*99.7 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-G.

*99.8 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-H.


         All other Exhibits are omitted as inapplicable.

         ----------

         *Filed herewith.

(b) Reports on Form 8-K filed during the fourth quarter of 2002:

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

                                  By:   GEODYNE RESOURCES, INC.
                                        General Partner

                                  March 25, 2003


                                  By:   //s//Dennis R. Neill
                                        ------------------------------
                                             Dennis R. Neill
                                             President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities (with respect to the registrant's general partner, Geodyne Resources, Inc.) on the dates indicated.

By:   //s//Dennis R. Neill       President and            March 25, 2003
      -------------------        Director (Principal
         Dennis R. Neill         Executive Officer)


      //s//Craig D. Loseke       Chief Accounting         March 25, 2003
      -------------------        Officer (Principal
         Craig D. Loseke         Accounting and
                                 Financial Officer)

      //s//Judy K. Fox
      -------------------        Secretary                March 25, 2003
         Judy K. Fox

                                  CERTIFICATION


      I, Dennis R. Neill, certify that:

      1. I have reviewed this annual report on Form 10-K of Geodyne Energy Income Limited Partnership II-A;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

                                          //s// Dennis R. Neill
                                          ---------------------------
                                          Dennis R. Neill, President
                                          (Principal Executive Officer)

                                  CERTIFICATION


      I, Craig D. Loseke, certify that:

      1. I have reviewed this annual report on Form 10-K of Geodyne Energy Income Limited Partnership II-A;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

                                          //s//Craig D. Loseke
                                          ---------------------------
                                          Craig D. Loseke
                                          Chief Accounting Officer
                                          (Principal Financial Officer)

                                  CERTIFICATION


      I, Dennis R. Neill, certify that:

      1. I have reviewed this annual report on Form 10-K of Geodyne Energy Income Limited Partnership II-B;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

                                          //s//Dennis R. Neill
                                          ---------------------------
                                          Dennis R. Neill, President
                                          (Principal Executive Officer)

                                  CERTIFICATION


      I, Craig D. Loseke, certify that:

      1. I have reviewed this annual report on Form 10-K of Geodyne Energy Income Limited Partnership II-B;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

                                          //s//Craig D. Loseke
                                          ---------------------------
                                          Craig D. Loseke
                                          Chief Accounting Officer
                                          (Principal Financial Officer)

                                  CERTIFICATION


      I, Dennis R. Neill, certify that:

      1. I have reviewed this annual report on Form 10-K of Geodyne Energy Income Limited Partnership II-C;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

                                          //s//Dennis R. Neill
                                          ---------------------------
                                          Dennis R. Neill, President
                                          (Principal Executive Officer)

                                  CERTIFICATION


      I, Craig D. Loseke, certify that:

      1. I have reviewed this annual report on Form 10-K of Geodyne Energy Income Limited Partnership II-C;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

                                          //s//Craig D. Loseke
                                          ---------------------------
                                          Craig D. Loseke
                                          Chief Accounting Officer
                                          (Principal Financial Officer)

                                  CERTIFICATION


      I, Dennis R. Neill, certify that:

      1. I have reviewed this annual report on Form 10-K of Geodyne Energy Income Limited Partnership II-D;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

                                          //s//Dennis R. Neill
                                          ---------------------------
                                          Dennis R. Neill, President
                                          (Principal Executive Officer)

                                  CERTIFICATION


      I, Craig D. Loseke, certify that:

      1. I have reviewed this annual report on Form 10-K of Geodyne Energy Income Limited Partnership II-D;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

                                          //s//Craig D. Loseke
                                          ---------------------------
                                          Craig D. Loseke
                                          Chief Accounting Officer
                                          (Principal Financial Officer)

                                  CERTIFICATION


      I, Dennis R. Neill, certify that:

      1. I have reviewed this annual report on Form 10-K of Geodyne Energy Income Limited Partnership II-E;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

                                          //s//Dennis R. Neill
                                          ---------------------------
                                          Dennis R. Neill, President
                                          (Principal Executive Officer)

                                  CERTIFICATION


      I, Craig D. Loseke, certify that:

      1. I have reviewed this annual report on Form 10-K of Geodyne Energy Income Limited Partnership II-E;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

                                          //s//Craig D. Loseke
                                          ---------------------------
                                          Craig D. Loseke
                                          Chief Accounting Officer
                                          (Principal Financial Officer)

                                  CERTIFICATION


      I, Dennis R. Neill, certify that:

      1. I have reviewed this annual report on Form 10-K of Geodyne Energy Income Limited Partnership II-F;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 23, 2003

                                          //s//Dennis R. Neill
                                          ---------------------------
                                          Dennis R. Neill, President
                                          (Principal Executive Officer)

                                  CERTIFICATION


      I, Craig D. Loseke, certify that:

      1. I have reviewed this annual report on Form 10-K of Geodyne Energy Income Limited Partnership II-F;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

                                          //s//Craig D. Loseke
                                          ---------------------------
                                          Craig D. Loseke
                                          Chief Accounting Officer
                                          (Principal Financial Officer)

                                  CERTIFICATION


      I, Dennis R. Neill, certify that:

      1. I have reviewed this annual report on Form 10-K of Geodyne Energy Income Limited Partnership II-G;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

                                          //s//Dennis R. Neill
                                          ---------------------------
                                          Dennis R. Neill, President
                                          (Principal Executive Officer)

                                  CERTIFICATION


      I, Craig D. Loseke, certify that:

      1. I have reviewed this annual report on Form 10-K of Geodyne Energy Income Limited Partnership II-G;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

                                          //s//Craig D. Loseke
                                          ---------------------------
                                          Craig D. Loseke
                                          Chief Accounting Officer
                                          (Principal Financial Officer)

                                  CERTIFICATION


      I, Dennis R. Neill, certify that:

      1. I have reviewed this annual report on Form 10-K of Geodyne Energy Income Limited Partnership II-H;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

                                          //s//Dennis R. Neill
                                          ---------------------------
                                          Dennis R. Neill, President
                                          (Principal Executive Officer)

                                  CERTIFICATION


      I, Craig D. Loseke, certify that:

      1. I have reviewed this annual report on Form 10-K of Geodyne Energy Income Limited Partnership II-H;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

                                          //s//Craig D. Loseke
                                          ---------------------------
                                          Craig D. Loseke
                                          Chief Accounting Officer
                                          (Principal Financial Officer)

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
GEODYNE PRODUCTION PARTNERSHIP II-A


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-A, an Oklahoma limited partnership, and Geodyne Production Partnership II-A, an Oklahoma general partnership, at December 31, 2002 and 2001, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




                                    PricewaterhouseCoopers LLP









Tulsa, Oklahoma
March 14, 2003

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-A
                            Combined Balance Sheets
                          December 31, 2002 and 2001

                                    ASSETS
                                    ------

                                                   2002           2001
                                                ----------     ----------
CURRENT ASSETS:
   Cash and cash equivalents                    $  794,035     $  414,467
   Accounts receivable:
      Oil and gas sales                            658,499        396,257
      General Partner (Note 2)                        -           130,610
                                                 ---------      ---------
      Total current assets                      $1,452,534     $  941,334

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 2,056,359      2,204,572

DEFERRED CHARGE                                    656,289        695,623
                                                 ---------      ---------
                                                $4,165,182     $3,841,529
                                                 =========      =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $  256,595     $  153,728
   Accrued liability - other (Note 1)               26,672         73,800
   Gas imbalance payable                            95,268         96,299
                                                 ---------      ---------
      Total current liabilities                 $  378,535     $  323,827

ACCRUED LIABILITY                               $  217,322     $  243,327

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($  241,784)   ($  285,152)
   Limited Partners, issued and
      outstanding, 484,283 Units                 3,811,109      3,559,527
                                                 ---------      ---------
      Total Partners' capital                   $3,569,325     $3,274,375
                                                 ---------      ---------
                                                $4,165,182     $3,841,529
                                                 =========      =========





                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-A
                       Combined Statements of Operations
             For the Years Ended December 31, 2002, 2001, and 2000

                                      2002          2001          2000
                                   ----------    ----------    ----------

REVENUES:
   Oil and gas sales               $3,781,863    $4,812,392    $5,718,890
   Interest income                      5,181        31,927        43,440
   Gain on sale of oil and
      gas properties                  193,272       137,823        87,841
                                    ---------     ---------     ---------
                                   $3,980,316    $4,982,142    $5,850,171

COSTS AND EXPENSES:
   Lease operating                 $1,302,070    $1,538,430    $1,097,459
   Production tax                     214,538       287,607       321,511
   Depreciation, depletion,
      and amortization of oil
      and gas properties              261,452       772,466       785,707
   General and
      administrative                  557,151       550,462       573,982
                                    ---------     ---------     ---------
                                   $2,335,211    $3,148,965    $2,778,659
                                    ---------     ---------     ---------
NET INCOME                         $1,645,105    $1,833,177    $3,071,512
                                    =========     =========     =========

GENERAL PARTNER -
   NET INCOME                      $  187,523    $  249,356    $  373,521
                                    =========     =========     =========

LIMITED PARTNERS -
   NET INCOME                      $1,457,582    $1,583,821    $2,697,991
                                    =========     =========     =========

NET INCOME per Unit                $     3.01    $     3.27    $     5.57
                                    =========     =========     =========

UNITS OUTSTANDING                     484,283       484,283       484,283
                                    =========     =========     =========




                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-A
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2002, 2001, and 2000

                                Limited          General
                               Partners          Partner          Total
                             ------------      ----------     ------------

Balance, Dec. 31, 1999        $5,622,715       ($380,195)      $5,242,520
   Net income                  2,697,991         373,521        3,071,512
   Cash distributions        ( 2,759,000)      ( 327,165)     ( 3,086,165)
                               ---------         -------        ---------

Balance, Dec. 31, 2000        $5,561,706       ($333,839)      $5,227,867
   Net income                  1,583,821         249,356        1,833,177
   Cash distributions        ( 3,586,000)      ( 200,669)     ( 3,786,669)
                               ---------         -------        ---------

Balance, Dec. 31, 2001        $3,559,527       ($285,152)      $3,274,375
   Net income                  1,457,582         187,523        1,645,105
   Cash distributions        ( 1,206,000)      ( 144,155)     ( 1,350,155)
                               ---------         -------        ---------

Balance, Dec. 31, 2002        $3,811,109       ($241,784)      $3,569,325
                               =========         =======        =========




                     The accompanying notes are an integral
                  part of these combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-A
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 2002, 2001, and 2000

                                        2002             2001          2000
                                   ------------  ------------      ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                        $1,645,105       $1,833,177    $3,071,512
   Adjustments to reconcile
      net income to net
      cash provided by
      operating activities:
      Depreciation, depletion,
         and amortization of oil
         and gas properties             261,452          772,466       785,707
      Gain on sale of oil and
         gas properties             (   193,272)     (   137,823)  (    87,841)
      (Increase) decrease in
         accounts receivable-
         oil and gas sales          (   262,242)         645,765   (   339,630)
      (Increase) decrease in
         deferred charge                 39,334          117,937   (    80,705)
      Increase (decrease) in
         accounts payable               102,867      (    15,686)       56,461
      Increase (decrease)
         in accrued
         liability - other          (    47,128)          73,800          -
      Decrease in gas
         imbalance payable          (     1,031)     (     7,557)  (    19,945)
      Increase (decrease) in
         accrued liability          (    26,005)     (     9,377)       31,266
                                      ---------        ---------     ---------
   Net cash provided by
      operating activities           $1,519,080       $3,272,702    $3,416,825
                                      ---------        ---------     ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures             ($  137,449)     ($  149,585)  ($   83,625)
   Proceeds from sale of
      oil and gas properties            348,092            7,285        99,721
                                      ---------        ---------     ---------
   Net cash provided (used)
      by investing activities        $  210,643      ($  142,300)   $   16,096
                                      ---------        ---------     ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions               ($1,350,155)     ($3,786,669)  ($3,086,165)
                                      ---------        ---------     ---------
   Net cash used by financing
      activities                    ($1,350,155)     ($3,786,669)  ($3,086,165)
                                      ---------        ---------     ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS         $  379,568      ($  656,267)   $  346,756

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD               414,467        1,070,734       723,978
                                      ---------        ---------     ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                  $  794,035       $  414,467    $1,070,734
                                      =========        =========     =========



                     The accompanying notes are an integral
                  part of these combined financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
GEODYNE PRODUCTION PARTNERSHIP II-B


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-B, an Oklahoma limited partnership, and Geodyne Production Partnership II-B, an Oklahoma general partnership, at December 31, 2002 and 2001, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.






                                    PricewaterhouseCoopers LLP









Tulsa, Oklahoma
March 14, 2003

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-B
                            Combined Balance Sheets
                          December 31, 2002 and 2001

                                    ASSETS
                                    ------

                                                    2002           2001
                                                 ----------     ----------
CURRENT ASSETS:
   Cash and cash equivalents                     $  478,067     $  262,153
   Accounts receivable:
      Oil and gas sales                             481,002        323,116
                                                  ---------      ---------
      Total current assets                       $  959,069     $  585,269

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  1,605,587      1,821,517

DEFERRED CHARGE                                     245,511        214,754
                                                  ---------      ---------
                                                 $2,810,167     $2,621,540
                                                  =========      =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                              $  147,990     $  126,662
   Gas imbalance payable                             47,652         48,060
                                                  ---------      ---------
      Total current liabilities                  $  195,642     $  174,722

ACCRUED LIABILITY                                $   52,682     $   47,436

PARTNERS' CAPITAL (DEFICIT):
   General Partner                              ($  264,786)   ($  302,054)
   Limited Partners, issued and
      outstanding, 361,719 Units                  2,826,629      2,701,436
                                                  ---------      ---------
      Total Partners' capital                    $2,561,843     $2,399,382
                                                  ---------      ---------
                                                 $2,810,167     $2,621,540
                                                  =========      =========


                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-B
                       Combined Statements of Operations
             For the Years Ended December 31, 2002, 2001, and 2000

                                      2002           2001          2000
                                   ----------     ----------    ----------
REVENUES:
   Oil and gas sales               $2,612,932    $3,677,731     $3,937,680
   Interest income                      2,609        18,313         29,499
   Gain on sale of oil
      and gas properties               20,525         1,187        248,993
                                    ---------     ---------      ---------
                                   $2,636,066    $3,697,231     $4,216,172

COSTS AND EXPENSES:
   Lease operating                 $  877,252    $  846,524     $  771,307
   Production tax                     144,712       206,937        224,174
   Depreciation, depletion,
      and amortization of oil
      and gas properties              218,988       201,436        787,991
   General and
      administrative                  421,068       415,799        429,630
                                    ---------     ---------      ---------
                                   $1,662,020    $1,670,696     $2,213,102
                                    ---------     ---------      ---------
NET INCOME                         $  974,046    $2,026,535     $2,003,070
                                    =========     =========      =========

GENERAL PARTNER -
   NET INCOME                      $  116,853    $  218,951     $  163,872
                                    =========     =========      =========

LIMITED PARTNERS -
   NET INCOME                      $  857,193    $1,807,584     $1,839,198
                                    =========     =========      =========

NET INCOME per Unit                $     2.37    $     5.00     $     5.08
                                    =========     =========      =========

UNITS OUTSTANDING                     361,719       361,719        361,719
                                    =========     =========      =========



                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-B
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2002, 2001, and 2000


                                 Limited         General
                                 Partners        Partner        Total
                               ------------     ---------     -----------

Balance, Dec. 31, 1999          $3,456,654      ($290,773)     $3,165,881
   Net income                    1,839,198        163,872       2,003,070
   Cash distributions          ( 2,083,000)     ( 142,906)    ( 2,225,906)
                                 ---------        -------       ---------

Balance, Dec. 31, 2000          $3,212,852      ($269,807)     $2,943,045
   Net income                    1,807,584        218,951       2,026,535
   Cash distributions          ( 2,319,000)     ( 251,198)    ( 2,570,198)
                                 ---------        -------       ---------

Balance, Dec. 31, 2001          $2,701,436      ($302,054)     $2,399,382
   Net income                      857,193        116,853         974,046
   Cash distributions          (   732,000)     (  79,585)    (   811,585)
                                 ---------        -------       ---------

Balance, Dec. 31, 2002          $2,826,629      ($264,786)     $2,561,843
                                 =========        =======       =========


                     The accompanying notes are an integral
                  part of these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-B
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2002, 2001, and 2000

                                      2002            2001              2000
                                  ------------    ------------    ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                      $  974,046      $2,026,535      $2,003,070
   Adjustments to reconcile
      net income to net
      cash provided by
      operating activities:
      Depreciation, depletion,
         and amortization of oil
         and gas properties           218,988         201,436         787,991
      Gain on sale of
         oil and gas properties   (    20,525)    (     1,187)    (   248,993)
      (Increase) decrease in
         accounts receivable      (   157,886)        405,256     (   216,333)
      (Increase) decrease in
         deferred charge          (    30,757)    (    10,545)         26,111
      Increase (decrease) in
         accounts payable              21,328     (     1,440)         38,790
      Increase (decrease) in
         gas imbalance payable    (       408)         30,340     (     4,170)
      Increase (decrease) in
         accrued liability              5,246     (    40,442)    (     9,651)
                                    ---------       ---------       ---------
   Net cash provided by
      operating activities         $1,010,032      $2,609,953      $2,376,815
                                    ---------       ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures           ($   14,939)    ($  492,951)    ($   67,336)
   Proceeds from sale of
      oil and gas properties           32,406           1,187         257,751
                                    ---------       ---------       ---------
   Net cash provided (used) by
      investing activities         $   17,467     ($  491,764)     $  190,415
                                    ---------       ---------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions             ($  811,585)    ($2,570,198)    ($2,225,906)
                                    ---------       ---------       ---------
   Net cash used by financing
      activities                  ($  811,585)    ($2,570,198)    ($2,225,906)
                                    ---------       ---------       ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS      $  215,914      ($  452,009)     $  341,324

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD            262,153          714,162         372,838
                                   ---------        ---------       ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD               $  478,067       $  262,153      $  714,162
                                   =========        =========       =========


                     The accompanying notes are an integral
                  part of these combined financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
GEODYNE PRODUCTION PARTNERSHIP II-C

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-C, an Oklahoma limited partnership, and Geodyne Production Partnership II-C, an Oklahoma general partnership, at December 31, 2002 and 2001, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.







                                    PricewaterhouseCoopers LLP









Tulsa, Oklahoma
March 14, 2003

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-C
                            Combined Balance Sheets
                          December 31, 2002 and 2001

                                    ASSETS
                                    ------

                                                   2002            2001
                                               ------------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $  250,767      $  115,201
   Accounts receivable:
      Oil and gas sales                            236,341         137,952
                                                 ---------       ---------
      Total current assets                      $  487,108      $  253,153

NET OIL AND GAS PROPERTIES,
   utilizing the successful efforts
   method                                          774,648         856,666

DEFERRED CHARGE                                    130,077         128,827
                                                 ---------       ---------
                                                $1,391,833      $1,238,646
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $   63,712      $   50,950
   Gas imbalance payable                            26,684          29,876
                                                 ---------       ---------
      Total current liabilities                 $   90,396      $   80,826

ACCRUED LIABILITY                               $   29,815      $   29,477

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($   98,831)    ($  130,178)
   Limited Partners, issued and
      outstanding, 154,621 Units                 1,370,453       1,258,521
                                                 ---------       ---------
      Total Partners' capital                   $1,271,622      $1,128,343
                                                 ---------       ---------
                                                $1,391,833      $1,238,646
                                                 =========       =========




                     The accompanying notes are an integral
                  part of these combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-C
                             Combined Statements of Operations
                   For the Years Ended December 31, 2002, 2001, and 2000

                                    2002            2001             2000
                                 ----------      ----------       ----------
REVENUES:
   Oil and gas sales             $1,284,421      $1,640,398       $1,856,040
   Interest income                    1,447          11,305           13,304
   Gain on sale of oil
      and gas properties            120,063          21,996           90,494
                                  ---------       ---------        ---------
                                 $1,405,931      $1,673,699       $1,959,838

COSTS AND EXPENSES:
   Lease operating               $  352,902      $  327,353       $  285,595
   Production tax                    79,166         108,506          118,875
   Depreciation, depletion,
      and amortization of oil
      and gas properties             89,534         104,249          350,665
   General and administrative       191,168         188,517          185,566
                                  ---------       ---------        ---------
                                 $  712,770      $  728,625       $  940,701
                                  ---------       ---------        ---------
NET INCOME                       $  693,161      $  945,074       $1,019,137
                                  =========       =========        =========

GENERAL PARTNER -
   NET INCOME                    $   77,229      $  102,759       $  132,143
                                  =========       =========        =========

LIMITED PARTNERS -
   NET INCOME                    $  615,932      $  842,315       $  886,994
                                  =========       =========        =========

NET INCOME per Unit              $     3.98      $     5.45       $     5.74
                                  =========       =========        =========

UNITS OUTSTANDING                   154,621         154,621          154,621
                                  =========       =========        =========


                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-C
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2002, 2001, and 2000

                                  Limited        General
                                  Partners       Partner          Total
                                ------------    ----------     ------------

Balance, Dec. 31, 1999           $1,811,212     ($119,145)      $1,692,067
   Net income                       886,994       132,143        1,019,137
   Cash distributions           (   912,000)    ( 118,476)     ( 1,030,476)
                                  ---------       -------        ---------

Balance, Dec. 31, 2000           $1,786,206     ($105,478)      $1,680,728
   Net income                       842,315       102,759          945,074
   Cash distributions           ( 1,370,000)    ( 127,459)     ( 1,497,459)
                                  ---------       -------        ---------

Balance, Dec. 31, 2001           $1,258,521     ($130,178)      $1,128,343
   Net income                       615,932        77,229          693,161
   Cash distributions           (   504,000)    (  45,882)     (   549,882)
                                  ---------       -------        ---------

Balance, Dec. 31, 2002           $1,370,453     ($ 98,831)      $1,271,622
                                  =========       =======        =========




                     The accompanying notes are an integral
                  part of these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-C
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2002, 2001, and 2000

                                      2002           2001            2000
                                   ---------     ------------    ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                      $693,161       $  945,074      $1,019,137
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Depreciation, depletion,
         and amortization of oil
         and gas properties          89,534          104,249         350,665
      Gain on sale of oil
         and gas properties       ( 120,063)     (    21,996)    (    90,494)
      (Increase) decrease in
         accounts receivable -
         oil and gas sales        (  98,389)         212,625     (   105,826)
      (Increase) decrease in
         deferred charge          (   1,250)           1,268     (       431)
      Increase (decrease) in
         accounts payable            12,762           29,262     (    16,667)
      Increase (decrease) in
         gas imbalance payable    (   3,192)          14,496     (     4,920)
      Increase (decrease) in
         accrued liability              338      (    24,661)             75
                                    -------        ---------       ---------
   Net cash provided by
      operating activities         $572,901       $1,260,317      $1,151,539
                                    -------        ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures           ($  9,993)     ($   82,009)    ($   27,273)
   Proceeds from sale of
      oil and gas properties        122,540           21,996         113,746
                                    -------        ---------       ---------
   Net cash provided (used)
      by investing activities      $112,547      ($   60,013)     $   86,473
                                    -------        ---------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions             ($549,882)     ($1,497,459)    ($1,030,476)
                                    -------        ---------       ---------
   Net cash used by financing
      activities                  ($549,882)     ($1,497,459)    ($1,030,476)
                                    -------        ---------       ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS       $135,566      ($  297,155)     $  207,536

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD           115,201          412,356         204,820
                                    -------        ---------       ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                $250,767       $  115,201      $  412,356
                                    =======        =========       =========




                     The accompanying notes are an integral
                  part of these combined financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
GEODYNE PRODUCTION PARTNERSHIP II-D


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-D, an Oklahoma limited partnership, and Geodyne Production Partnership II-D, an Oklahoma general partnership, at December 31, 2002 and 2001, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.






                                    PricewaterhouseCoopers LLP









Tulsa, Oklahoma
March 14, 2003

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-D
                            Combined Balance Sheets
                          December 31, 2002 and 2001

                                    ASSETS
                                    ------

                                                   2002            2001
                                               ------------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $  561,177      $  170,516
   Accounts receivable:
      Oil and gas sales                            512,579         315,910
                                                 ---------       ---------
      Total current assets                      $1,073,756      $  486,426

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 1,482,828       1,561,694

DEFERRED CHARGE                                    358,699         370,412
                                                 ---------       ---------
                                                $2,915,283      $2,418,532
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $  156,725      $   84,721
   Payable to General Partner (Note 2)                -             65,905
   Gas imbalance payable                            42,368          55,098
                                                 ---------       ---------
      Total current liabilities                 $  199,093      $  205,724

ACCRUED LIABILITY                               $   96,494      $  112,500

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($   76,044)    ($  238,692)
   Limited Partners, issued and
      outstanding, 314,878 Units                 2,695,740       2,339,000
                                                 ---------       ---------
      Total Partners' capital                   $2,619,696      $2,100,308
                                                 ---------       ---------
                                                $2,915,283      $2,418,532
                                                 =========       =========





                     The accompanying notes are an integral
                  part of these combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-D
                             Combined Statements of Operations
                   For the Years Ended December 31, 2002, 2001, and 2000

                                     2002            2001              2000
                                  ----------      ----------        ----------
REVENUES:
   Oil and gas sales              $2,856,941      $3,581,469        $3,757,651
   Interest income                     3,321          30,461            34,763
   Gain on sale of oil
      and gas properties           1,256,405         112,686           514,114
                                   ---------       ---------         ---------
                                  $4,116,667      $3,724,616        $4,306,528

COSTS AND EXPENSES:
   Lease operating                $  713,308      $  947,567        $  672,765
   Production tax                    172,939         249,523           264,546
   Depreciation, depletion,
      and amortization of oil
      and gas properties             185,671         344,966           415,030
   General and administrative        369,062         364,691           374,358
                                   ---------       ---------         ---------
                                  $1,440,980      $1,906,747        $1,726,699
                                   ---------       ---------         ---------
NET INCOME                        $2,675,687      $1,817,869        $2,579,829
                                   =========       =========         =========

GENERAL PARTNER -
   NET INCOME                     $  283,947      $  209,788        $  291,859
                                   =========       =========         =========

LIMITED PARTNERS -
   NET INCOME                     $2,391,740      $1,608,081        $2,287,970
                                   =========       =========         =========

NET INCOME per Unit               $     7.60      $     5.11        $     7.27
                                   =========       =========         =========

UNITS OUTSTANDING                    314,878         314,878           314,878
                                   =========       =========         =========






                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-D
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2002, 2001, and 2000

                                Limited          General
                                Partners         Partner          Total
                              ------------      ----------     ------------

Balance, Dec. 31, 1999         $3,639,949       ($236,260)      $3,403,689
   Net income                   2,287,970         291,859        2,579,829
   Cash distributions         ( 1,760,000)      ( 236,036)     ( 1,996,036)
                                ---------         -------        ---------

Balance, Dec. 31, 2000         $4,167,919       ($180,437)      $3,987,482
   Net income                   1,608,081         209,788        1,817,869
   Cash distributions         ( 3,437,000)      ( 268,043)     ( 3,705,043)
                                ---------         -------        ---------

Balance, Dec. 31, 2001         $2,339,000       ($238,692)      $2,100,308
   Net income                   2,391,740         283,947        2,675,687
   Cash distributions         ( 2,035,000)      ( 121,299)     ( 2,156,299)
                                ---------         -------        ---------

Balance, Dec. 31, 2002         $2,695,740       ($ 76,044)      $2,619,696
                                =========         =======        =========



                     The accompanying notes are an integral
                  part of these combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-D
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 2002, 2001, and 2000

                                      2002            2001             2000
                                  ------------    ------------     ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                      $2,675,687      $1,817,869       $2,579,829
   Adjustments to reconcile
      net income to net
      cash provided by operating
      activities:
      Depreciation, depletion,
         and amortization of oil
         and gas properties           185,671         344,966          415,030
      Gain on sale of oil
         and gas properties       ( 1,256,405)    (   112,686)     (   514,114)
      (Increase) decrease in
         accounts receivable -
         oil and gas sales        (   196,669)        387,270      (   241,689)
      Decrease in deferred
         charge                        11,713          27,277           18,123
      Increase (decrease) in
         accounts payable              72,004          30,049      (    21,736)
      Increase (decrease) in
         payable to
         General Partner          (    65,905)         65,905             -
      Decrease in gas
         imbalance payable        (    12,730)    (    19,023)     (    40,028)
      Increase (decrease) in
         accrued liability        (    16,006)    (    42,427)           8,584
                                    ---------       ---------        ---------
   Net cash provided by
     operating activities          $1,397,360      $2,499,200       $2,203,999
                                    ---------       ---------        ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures           ($  116,640)    ($  169,317)     ($   46,036)
   Proceeds from sale of
      oil and gas properties        1,266,240         112,686          723,535
                                    ---------       ---------        ---------
   Net cash provided (used)
      by investing activities      $1,149,600     ($   56,631)      $  677,499
                                    ---------       ---------        ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions             ($2,156,299)    ($3,705,043)     ($1,996,036)
                                    ---------       ---------        ---------
   Net cash used by financing
      activities                  ($2,156,299)    ($3,705,043)     ($1,996,036)
                                    ---------       ---------        ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS       $  390,661     ($1,262,474)      $  885,462

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD             170,516       1,432,990          547,528
                                    ---------       ---------        ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                $  561,177      $  170,516       $1,432,990
                                    =========       =========        =========



                     The accompanying notes are an integral
                  part of these combined financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
GEODYNE PRODUCTION PARTNERSHIP II-E


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-E, an Oklahoma limited partnership, and Geodyne Production Partnership II-E, an Oklahoma general partnership, at December 31, 2002 and 2001, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.






                                    PricewaterhouseCoopers LLP









Tulsa, Oklahoma
March 14, 2003

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-E
                            Combined Balance Sheets
                          December 31, 2002 and 2001

                                    ASSETS
                                    ------

                                                   2002            2001
                                               ------------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $  388,042      $  242,032
   Accounts receivable:
      Oil and gas sales                            362,987         244,365
                                                 ---------       ---------
      Total current assets                      $  751,029         486,397

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 1,425,028       1,391,297

DEFERRED CHARGE                                    209,297         206,554
                                                 ---------       ---------
                                                $2,385,354      $2,084,248
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $   85,744      $   56,002
   Payable to General Partner (Note 2)                -            115,045
   Gas imbalance payable                            43,443          28,035
                                                 ---------       ---------
      Total current liabilities                 $  129,187      $  199,082

ACCRUED LIABILITY                               $    7,264      $   26,344

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($  131,864)    ($  162,380)
   Limited Partners, issued and
      outstanding, 228,821 Units                 2,380,767       2,021,202
                                                 ---------       ---------
      Total Partners' capital                   $2,248,903      $1,858,822
                                                 ---------       ---------
                                                $2,385,354      $2,084,248
                                                 =========       =========





                     The accompanying notes are an integral
                  part of these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-E
                        Combined Statements of Operations
              For the Years Ended December 31, 2002, 2001, and 2000

                                      2002             2001            2000
                                   ----------       ----------      ----------

REVENUES:
   Oil and gas sales               $1,954,057       $2,561,210      $2,760,885
   Interest income                      2,159           16,873          23,459
   Gain on sale of oil
      and gas properties               20,605           60,957         135,079
                                    ---------        ---------       ---------
                                   $1,976,821       $2,639,040      $2,919,423

COSTS AND EXPENSES:
   Lease operating                 $  381,344       $  628,516      $  394,003
   Production tax                     146,924          190,175         185,062
   Depreciation, depletion,
      and amortization of oil
      and gas properties              162,691          312,096         361,842
   General and administrative         278,094          272,795         273,055
                                    ---------        ---------       ---------
                                   $  969,053       $1,403,582      $1,213,962
                                    ---------        ---------       ---------
NET INCOME                         $1,007,768       $1,235,458      $1,705,461
                                    =========        =========       =========

GENERAL PARTNER -
   NET INCOME                      $  115,203       $  149,947      $  200,766
                                    =========        =========       =========

LIMITED PARTNERS -
   NET INCOME                      $  892,565       $1,085,511      $1,504,695
                                    =========        =========       =========

NET INCOME per Unit                $     3.90       $     4.74      $     6.58
                                    =========        =========       =========

UNITS OUTSTANDING                     228,821          228,821         228,821
                                    =========        =========       =========








                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-E
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2002, 2001, and 2000

                                Limited           General
                                Partners          Partner        Total
                              ------------      ----------    ------------

Balance, Dec. 31, 1999         $2,941,996       ($162,586)     $2,779,410
   Net income                   1,504,695         200,766       1,705,461
   Cash distributions         ( 1,493,000)      ( 171,227)    ( 1,664,227)
                                ---------         -------       ---------

Balance, Dec. 31, 2000         $2,953,691       ($133,047)     $2,820,644
   Net income                   1,085,511         149,947       1,235,458
   Cash distributions         ( 2,018,000)      ( 179,280)    ( 2,197,280)
                                ---------         -------       ---------

Balance, Dec. 31, 2001         $2,021,202       ($162,380)     $1,858,822
   Net income                     892,565         115,203       1,007,768
   Cash distributions         (   533,000)      (  84,687)    (   617,687)
                                ---------         -------       ---------

Balance, Dec. 31, 2002         $2,380,767       ($131,864)     $2,248,903
                                =========         =======       =========



                     The accompanying notes are an integral
                  part of these combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-E
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 2002, 2001, and 2000

                                       2002             2001            2000
                                   ------------     ------------    ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                       $1,007,768       $1,235,458      $1,705,461
   Adjustments to reconcile
      net income to net
      cash provided by operating
      activities:
      Depreciation, depletion,
         and amortization of oil
         and gas properties            162,691          312,096         361,842
      Gain on sale of oil
         and gas properties        (    20,605)     (    60,957)    (   135,079)
      (Increase) decrease in
         accounts receivable -
         oil and gas sales         (   118,622)         296,850     (   221,714)
      (Increase) decrease in
         deferred charge           (     2,743)     (     2,416)         11,930
      Increase (decrease) in
         accounts payable               29,742           26,513     (    19,345)
      Increase (decrease) in
         payable to
         General Partner           (   115,045)         115,045            -
      Increase (decrease) in
         gas imbalance payable          15,408            5,490     (   128,529)
      Decrease in
         accrued liability         (    19,080)     (     9,560)    (     6,348)
                                     ---------        ---------       ---------
   Net cash provided by
      operating activities          $  939,514       $1,918,519      $1,568,218
                                     ---------        ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures            ($  198,005)     (    51,785)    ($   15,129)
   Proceeds from sale of
      oil and gas properties            22,188           61,553         171,330
                                     ---------        ---------       ---------
  Net cash provided (used) by
     investing activities          ($  175,817)      $    9,768      $  156,201
                                     ---------        ---------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions              ($  617,687)     ($2,197,280)    ($1,664,227)
                                     ---------        ---------       ---------
   Net cash used by financing
      activities                   ($  617,687)     ($2,197,280)    ($1,664,227)
                                     ---------        ---------       ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS        $  146,010      ($  268,993)     $   60,192

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD              242,032          511,025         450,833
                                     ---------        ---------       ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                 $  388,042       $  242,032      $  511,025
                                     =========        =========       =========



                     The accompanying notes are an integral
                  part of these combined financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
GEODYNE PRODUCTION PARTNERSHIP II-F


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-F, an Oklahoma limited partnership, and Geodyne Production Partnership II-F, an Oklahoma general partnership, at December 31, 2002 and 2001, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.






                                    PricewaterhouseCoopers LLP









Tulsa, Oklahoma
March 14, 2003

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-F
                            Combined Balance Sheets
                          December 31, 2002 and 2001

                                    ASSETS
                                    ------

                                                   2002            2001
                                               ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                    $  453,233      $  278,738
   Accounts receivable:
      Oil and gas sales                            352,341         229,071
                                                 ---------       ---------
      Total current assets                      $  805,574      $  507,809

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 1,311,537       1,424,064

DEFERRED CHARGE                                     36,774          38,188
                                                 ---------       ---------
                                                $2,153,885      $1,970,061
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $   71,740      $   49,662
   Gas imbalance payable                             6,701           7,953
                                                 ---------       ---------
      Total current liabilities                 $   78,441      $   57,615

ACCRUED LIABILITY                               $   15,443      $   13,875

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($   95,526)    ($  118,848)
   Limited Partners, issued and
      outstanding, 171,400 Units                 2,155,527       2,017,419
                                                 ---------       ---------
      Total Partners' capital                   $2,060,001      $1,898,571
                                                 ---------       ---------
                                                $2,153,885      $1,970,061
                                                 =========       =========





                     The accompanying notes are an integral
                  part of these combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-F
                             Combined Statements of Operations
                   For the Years Ended December 31, 2002, 2001, and 2000

                                    2002             2001            2000
                                 ----------       ----------      ----------
REVENUES:
   Oil and gas sales             $1,900,007       $2,487,886      $2,313,259
   Interest income                    2,747           15,183          16,519
   Gain on sale of oil
      and gas properties             50,440           24,447          81,494
                                  ---------        ---------       ---------
                                 $1,953,194       $2,527,516      $2,411,272

COSTS AND EXPENSES:
   Lease operating               $  304,156       $  338,068      $  258,353
   Production tax                   117,830          165,814         154,262
   Depreciation, depletion,
      and amortization of oil
      and gas properties            201,371          292,165         213,567
   General and administrative       213,218          208,687         204,310
                                  ---------        ---------       ---------
                                 $  836,575       $1,004,734      $  830,492
                                  ---------        ---------       ---------
NET INCOME                       $1,116,619       $1,522,782      $1,580,780
                                  =========        =========       =========

GENERAL PARTNER -
   NET INCOME                    $  129,511       $  177,055      $  175,647
                                  =========        =========       =========

LIMITED PARTNERS -
   NET INCOME                    $  987,108       $1,345,727      $1,405,133
                                  =========        =========       =========

NET INCOME per Unit              $     5.76       $     7.85      $     8.20
                                  =========        =========       =========

UNITS OUTSTANDING                   171,400          171,400         171,400
                                  =========        =========       =========




                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-F
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2002, 2001, and 2000


                                   Limited         General
                                   Partners        Partner        Total
                                 ------------     ----------   ------------

Balance, Dec. 31, 1999            $2,451,559      ($112,893)    $2,338,666
   Net income                      1,405,133        175,647      1,580,780
   Cash distributions            ( 1,283,000)     ( 164,331)   ( 1,447,331)
                                   ---------        -------      ---------

Balance, Dec. 31, 2000            $2,573,692      ($101,577)    $2,472,115
   Net income                      1,345,727        177,055      1,522,782
   Cash distributions            ( 1,902,000)     ( 194,326)   ( 2,096,326)
                                   ---------        -------      ---------

Balance, Dec. 31, 2001            $2,017,419      ($118,848)    $1,898,571
   Net income                        987,108        129,511      1,116,619
   Cash distributions            (   849,000)     ( 106,189)   (   955,189)
                                   ---------        -------      ---------

Balance, Dec. 31, 2002            $2,155,527      ($ 95,526)    $2,060,001
                                   =========        =======      =========


                     The accompanying notes are an integral
                  part of these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-F
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2002, 2001, and 2000

                                         2002           2001            2000
                                     ------------   ------------    ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                         $1,116,619     $1,522,782      $1,580,780
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Depreciation, depletion,
          and amortization of oil
          and gas properties             201,371        292,165         213,567
      Gain on sale of oil
          and gas properties         (    50,440)   (    24,447)    (    81,494)
      (Increase) decrease in
          accounts receivable -
          oil and gas sales          (   123,270)       211,110     (   153,186)
      (Increase) decrease in
          deferred charge                  1,414    (     3,529)    (       293)
      Increase (decrease) in
          accounts payable                22,078         27,760     (     5,367)
      Increase (decrease) in gas
          Imbalance payable          (     1,252)           514           2,231
      Increase (decrease) in
          accrued liability                1,568          1,534     (    10,167)
                                       ---------      ---------       ---------
   Net cash provided by
      operating activities            $1,168,088     $2,027,889      $1,546,071
                                       ---------      ---------       ---------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures              ($   93,456)   ($  118,663)    ($   29,757)
   Proceeds from sale of
      oil and gas properties              55,052         24,684          92,073
                                       ---------      ---------       ---------
   Net cash provided (used) by
      investing activities           ($   38,404)   ($   93,979)     $   62,316
                                       ---------      ---------       ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                ($  955,189)   ($2,096,326)    ($1,447,331)
                                       ---------      ---------       ---------
   Net cash used by financing
      activities                     ($  955,189)   ($2,096,326)    ($1,447,331)
                                       ---------      ---------       ---------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS               $  174,495    ($  162,416)     $  161,056

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                278,738        441,154         280,098
                                       ---------      ---------       ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                   $  453,233     $  278,738      $  441,154
                                       =========      =========       =========




                     The accompanying notes are an integral
                  part of these combined financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
GEODYNE PRODUCTION PARTNERSHIP II-G


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-G, an Oklahoma limited partnership, and Geodyne Production Partnership II-G, an Oklahoma general partnership, at December 31, 2002 and 2001, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.






                                    PricewaterhouseCoopers LLP









Tulsa, Oklahoma
March 14, 2003

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-G
                            Combined Balance Sheets
                          December 31, 2002 and 2001

                                    ASSETS
                                    ------

                                                 2002             2001
                                             ------------     ------------
CURRENT ASSETS:
   Cash and cash equivalents                  $  959,481       $  625,720
   Accounts receivable:
      Oil and gas sales                          745,529          484,681
                                               ---------        ---------
      Total current assets                    $1,705,010       $1,110,401

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               2,821,960        3,065,609

DEFERRED CHARGE                                   79,136           83,736
                                               ---------        ---------
                                              $4,606,106       $4,259,746
                                               =========        =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                           $  153,893       $  105,862
   Gas imbalance payable                          16,907           17,264
                                               ---------        ---------
      Total current liabilities               $  170,800       $  123,126

ACCRUED LIABILITY                             $   31,075       $   31,820

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   97,205)     ($  146,206)
   Limited Partners, issued and
      outstanding, 372,189 Units               4,501,436        4,251,006
                                               ---------        ---------
      Total Partners' capital                 $4,404,231       $4,104,800
                                               ---------        ---------
                                              $4,606,106       $4,259,746
                                               =========        =========





                     The accompanying notes are an integral
                  part of these combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-G
                             Combined Statements of Operations
                   For the Years Ended December 31, 2002, 2001, and 2000

                                     2002           2001           2000
                                  ----------     ----------     ----------
REVENUES:
   Oil and gas sales              $4,023,806     $5,285,009     $4,915,575
   Interest income                     6,171         33,161         36,288
   Gain on sale of oil
      and gas properties             105,409         52,118        170,343
                                   ---------      ---------      ---------

                                  $4,135,386     $5,370,288     $5,122,206

COSTS AND EXPENSES:
   Lease operating                $  649,734     $  722,045     $  554,889
   Production tax                    250,469        353,557        330,447
   Depreciation, depletion,
      and amortization of oil
      and gas properties             431,655        627,519        457,355
   General and administrative        436,126        429,209        440,954
                                   ---------      ---------      ---------
                                  $1,767,984     $2,132,330     $1,783,645
                                   ---------      ---------      ---------

NET INCOME                        $2,367,402     $3,237,958     $3,338,561
                                   =========      =========      =========

GENERAL PARTNER -
   NET INCOME                     $  274,972     $  376,956     $  371,389
                                   =========      =========      =========

LIMITED PARTNERS -
   NET INCOME                     $2,092,430     $2,861,002     $2,967,172
                                   =========      =========      =========

NET INCOME per Unit               $     5.62     $     7.69     $     7.97
                                   =========      =========      =========

UNITS OUTSTANDING                    372,189        372,189        372,189
                                   =========      =========      =========




                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-G
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2002, 2001, and 2000


                                 Limited         General
                                 Partners        Partner         Total
                               ------------     ----------    ------------

Balance, Dec. 31, 1999          $5,317,832      ($266,026)     $5,051,806
   Net income                    2,967,172        371,389       3,338,561
   Cash distributions          ( 2,781,000)     ( 318,276)    ( 3,099,276)
                                 ---------        -------       ---------

Balance, Dec. 31, 2000          $5,504,004      ($212,913)     $5,291,091
   Net income                    2,861,002        376,956       3,237,958
   Cash distributions          ( 4,114,000)     ( 310,249)    ( 4,424,249)
                                 ---------        -------       ---------

Balance, Dec. 31, 2001          $4,251,006      ($146,206)     $4,104,800
   Net income                    2,092,430        274,972       2,367,402
   Cash distributions          ( 1,842,000)     ( 225,971)    ( 2,067,971)
                                 ---------        -------       ---------

Balance, Dec. 31, 2002          $4,501,436      ($ 97,205)     $4,404,231
                                 =========        =======       =========





                     The accompanying notes are an integral
                  part of these combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-G
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 2002, 2001, and 2000

                                       2002            2001            2000
                                   ------------    ------------    ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                       $2,367,402      $3,237,958      $3,338,561
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Depreciation, depletion,
         and amortization of oil
         and gas properties            431,655         627,519         457,355
      Gain on sale of oil
         and gas properties        (   105,409)    (    52,118)    (   170,343)
      (Increase) decrease in
         accounts receivable -
         oil and gas sales         (   260,848)        450,530     (   329,275)
      (Increase) decrease in
         deferred charge                 4,600     (     7,063)            633
      Increase (decrease) in
         accounts payable               48,031          58,841     (    11,856)
      Increase (decrease) in gas
         imbalance payable         (       357)          1,122           4,854
      Increase (decrease) in
         accrued liability         (       745)            548     (    21,591)
                                     ---------       ---------       ---------
   Net cash provided by
      operating activities          $2,484,329      $4,317,337      $3,268,338
                                     ---------       ---------       ---------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures            ($  197,745)    ($  254,554)    ($   62,230)
   Proceeds from sale of
      oil and gas properties           115,148          52,882         193,656
                                     ---------       ---------       ---------
   Net cash provided (used) by
      investing activities         ($   82,597)    ($  201,672)     $  131,426
                                     ---------       ---------       ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions              ($2,067,971)    ($4,424,249)    ($3,099,276)
                                     ---------       ---------       ---------
   Net cash used by financing
      activities                   ($2,067,971)    ($4,424,249)    ($3,099,276)
                                     ---------       ---------       ---------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS             $  333,761     ($  308,584)     $  300,488

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD              625,720         934,304         633,816
                                     ---------       ---------       ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                 $  959,481      $  625,720      $  934,304
                                     =========       =========       =========



                     The accompanying notes are an integral
                  part of these combined financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
GEODYNE PRODUCTION PARTNERSHIP II-H


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-H, an Oklahoma limited partnership, and Geodyne Production Partnership II-H, an Oklahoma general partnership, at December 31, 2002 and 2001, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.






                                    PricewaterhouseCoopers LLP









Tulsa, Oklahoma
March 14, 2003

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-H
                            Combined Balance Sheets
                          December 31, 2002 and 2001

                                    ASSETS
                                    ------

                                                   2002            2001
                                               ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                    $  224,669      $  136,988
   Accounts receivable:
      Oil and gas sales                            176,539         114,762
                                                 ----------      ---------
      Total current assets                      $  401,208      $  251,750

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                   664,355         721,143

DEFERRED CHARGE                                     20,637          19,936
                                                 ---------       ---------
                                                $1,086,200      $  992,829
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $   37,271      $   25,473
   Gas imbalance payable                             3,596           4,266
                                                 ---------       ---------
      Total current liabilities                 $   40,867      $   29,739

ACCRUED LIABILITY                               $    8,079      $    6,430

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($   53,547)    ($   65,089)
   Limited Partners, issued and
      outstanding, 91,711 Units                  1,090,801       1,021,749
                                                 ---------       ---------
      Total Partners' capital                   $1,037,254      $  956,660
                                                 ---------       ---------
                                                $1,086,200      $  992,829
                                                 =========       =========




                     The accompanying notes are an integral
                  part of these combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-H
                             Combined Statements of Operations
                   For the Years Ended December 31, 2002, 2001, and 2000

                                   2002              2001            2000
                                 --------         ----------      ----------
REVENUES:
   Oil and gas sales             $954,336         $1,257,427      $1,162,286
   Interest income                  1,304              7,452           8,580
   Gain on sale of
      oil and gas properties       24,403             12,478          39,206
                                  -------          ---------       ---------
                                 $980,043         $1,277,357      $1,210,072

COSTS AND EXPENSES:
   Lease operating               $157,453         $  175,850      $  134,727
   Production tax                  59,851             84,768          79,227
   Depreciation, depletion,
      and amortization of oil
      and gas properties          101,299            148,028         107,301
   General and administrative     124,730            121,142         110,355
                                  -------          ---------       ---------
                                 $443,333         $  529,788      $  431,610
                                  -------          ---------       ---------
NET INCOME                       $536,710         $  747,569      $  778,462
                                  =======          =========       =========

GENERAL PARTNER -
   NET INCOME                    $ 62,658         $   87,334      $   56,035
                                  =======          =========       =========

LIMITED PARTNERS -
   NET INCOME                    $474,052         $  660,235      $  722,427
                                  =======          =========       =========

NET INCOME per Unit              $   5.17         $     7.20      $     7.88
                                  =======          =========       =========

UNITS OUTSTANDING                  91,711             91,711          91,711
                                  =======          =========       =========




                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-H
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2002, 2001, and 2000


                                   Limited         General
                                  Partners         Partner        Total
                                 ------------     ---------    ------------

Balance, Dec. 31, 1999            $1,254,087      ($66,614)     $1,187,473
   Net income                        722,427        56,035         778,462
   Cash distributions            (   665,000)     ( 44,053)    (   709,053)
                                   ---------        ------       ---------

Balance, Dec. 31, 2000            $1,311,514      ($54,632)     $1,256,882
   Net income                        660,235        87,334         747,569
   Cash distributions            (   950,000)     ( 97,791)    ( 1,047,791)
                                   ---------        ------       ---------

Balance, Dec. 31, 2001            $1,021,749      ($65,089)     $  956,660
   Net income                        474,052        62,658         536,710
   Cash distributions            (   405,000)     ( 51,166)    (   456,116)
                                   ---------        ------       ---------

Balance, Dec. 31, 2002            $1,090,801      ($53,547)     $1,037,254
                                   =========        ======       =========



                     The accompanying notes are an integral
                  part of these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-H
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2002, 2001, and 2000

                                           2002           2001           2000
                                       ----------     ------------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                           $536,710       $  747,569      $778,462
   Adjustments to reconcile
      net income to net
      cash provided by operating
      activities:
      Depreciation, depletion,
         and amortization of oil
         and gas properties              101,299          148,028       107,301
      Gain on sale of oil
         and gas properties            (  24,403)     (    12,478)    (  39,206)
      (Increase) decrease in
         accounts receivable -
         oil and gas sales             (  61,777)         108,242     (  79,128)
      (Increase) decrease in
         deferred charge               (     701)     (     2,148)          284
      Increase (decrease) in
         accounts payable                 11,798           14,068     (   3,099)
      Increase (decease) in gas
         imbalance payable             (     670)             273         1,204
      Increase (decrease) in
         accrued liability                 1,649              423     (   5,009)
                                         -------        ---------       -------
  Net cash provided by
      operating activities              $563,905       $1,003,977      $760,809
                                         -------        ---------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                ($ 46,750)     ($   61,632)    ($ 14,394)
   Proceeds from sale of
      oil and gas properties              26,642           12,783        45,271
                                         -------        ---------       -------
   Net cash provided (used) by
      investing activities             ($ 20,108)     ($   48,849)     $ 30,877
                                         -------        ---------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Cash distributions                  ($456,116)     ($1,047,791)    ($709,053)
                                         -------        ---------       -------
   Net cash used by financing
      activities                       ($456,116)     ($1,047,791)    ($709,053)
                                         -------        ---------       -------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                 $ 87,681      ($   92,663)     $ 82,633

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                136,988          229,651       147,018
                                         -------        ---------       -------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                     $224,669       $  136,988      $229,651
                                         =======        =========       =======







                     The accompanying notes are an integral
                  part of these combined financial statements.

                        GEODYNE ENERGY INCOME PROGRAM II
                    Notes to Combined Financial Statements
             For the Years Ended December 31, 2002, 2001, and 2000

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

      The Partnerships would have terminated on December 31, 2001 in accordance with the partnership agreements for the Partnerships. However, such partnership agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their first two-year extension thereby extending their termination date to December 31, 2003. As of the date of these financial statements, the General Partner has not determined whether to extend the term of any Partnership. Accordingly, the financial statements have not been presented on a liquidation basis because it is not probable that the Partnerships will be terminated within the next year.

      For purposes of these financial statements, the Partnerships and Production Partnerships are collectively referred to as the "Partnerships" and the general partner and managing partner are collectively referred to as the "General Partner".

      An affiliate of the General Partner owned the following Units at December 31, 2002:

                            Number of              Percent of
      Partnership          Units Owned          Outstanding Units
      -----------          -----------          -----------------
         II-A                  125,908                 26.0%
         II-B                   89,057                 24.6%
         II-C                   47,092                 30.5%
         II-D                   82,264                 26.1%
         II-E                   67,522                 29.5%
         II-F                   42,454                 24.8%
         II-G                   73,042                 19.6%
         II-H                   26,382                 28.8%

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

      Depletion of the cost of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the units-of-production method. The Partnerships' calculation of depreciation, depletion, and amortization includes estimated dismantlement and abandonment costs, net of estimated salvage values. The depreciation, depletion, and amortization rates per equivalent barrel of oil produced during the years ended December 31, 2002, 2001, and 2000, were as follows:

            Partnership         2002       2001        2000
            -----------        -----      -----       -----

               II-A            $1.30      $3.93       $3.22
               II-B             1.56       1.39        4.63
               II-C             1.25       1.62        4.24
               II-D             1.13       2.50        2.42
               II-E             1.55       2.95        2.88
               II-F             1.95       2.69        2.03
               II-G             1.98       2.73        2.04
               II-H             1.95       2.71        2.02

      When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties at the field level. If the unamortized costs of oil and gas properties within a field exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. No impairment provisions were recorded by the Partnerships during the three years ended December 31, 2002.

      The risk that the Partnerships will be required to record impairment provisions in the future increases as oil and gas prices decrease.

      Deferred Charge

      The Deferred Charge represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. The rate used in calculating the deferred charge is the annual average production costs per Mcf. At December 31, 2002 and 2001, cumulative total gas sales volumes for underproduced wells were less than the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                                 2002                       2001
                        ----------------------     ---------------------
      Partnership         Mcf          Amount        Mcf         Amount
      -----------       -------       --------     -------      --------

         II-A           574,382       $656,289     608,807      $695,623
         II-B           218,771        245,511     198,106       214,754
         II-C           181,115        130,077     179,375       128,827
         II-D           464,455        358,699     479,622       370,412
         II-E           327,726        209,297     323,326       206,554
         II-F            65,183         36,774      66,840        38,188
         II-G           140,943         79,136     146,900        83,736
         II-H            35,497         20,637      34,185        19,936


      Accrued Liability - Other

      The Accrued Liability - Other at December 31, 2001 for the II-A Partnership represents a charge accrued for the payment of a judgment related to plugging liabilities, which judgment is currently under appeal. The decrease in the Accrued Liability - Other from December 31, 2001 to December 31, 2002 was due to a partial settlement of this judgment, which settlement was paid in June 2002.


      Accrued Liability

      The Accrued Liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. The rate used in calculating the accrued liability is the annual average production costs per Mcf. At December 31, 2002 and 2001, cumulative total gas sales volumes for overproduced wells exceeded the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                                2002                      2001
                        --------------------      -------------------
      Partnership         Mcf        Amount         Mcf       Amount
      -----------       -------     --------      -------    --------

         II-A           190,200     $217,322      212,959    $243,327
         II-B            49,379       52,682       44,462      47,436
         II-C            41,514       29,815       41,043      29,477
         II-D           124,944       96,494      145,669     112,500
         II-E            11,439        7,264       41,487      26,344
         II-F            26,730       15,443       24,180      13,875
         II-G            55,640       31,075       56,738      31,820
         II-H            13,617        8,079       11,139       6,430



      Oil and Gas Sales and Gas Imbalance Payable

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. This also approximates the price for which the Partnerships are currently settling this liability. At December 31, 2002 and 2001 total sales exceeded the Partnerships' share of estimated total gas reserves as follows:


                                2002                    2001
                        -------------------     -------------------
      Partnership         Mcf        Amount       Mcf        Amount
      -----------       ------      -------     ------      -------

         II-A           63,512      $95,268     64,199      $96,299
         II-B           31,768       47,652     32,040       48,060
         II-C           17,789       26,684     19,917       29,876
         II-D           28,245       42,368     36,732       55,098
         II-E           28,962       43,443     18,690       28,035
         II-F            4,467        6,701      5,302        7,953
         II-G           11,271       16,907     11,509       17,264
         II-H            2,397        3,596      2,844        4,266

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

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). FAS No. 143 will require the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for the Partnerships' depleted wells), in the period in which the liabilities are incurred (at the time the wells are drilled). Management estimates that adopting this statement will result in an increase in capitalized cost of oil and gas properties, an increase in net income for the cumulative effect of the change in accounting principle, and the recognition of an asset retirement obligation in the following amounts for each Partnership (unaudited):

                   Change in          Increase in
                  Capitalized       Net Income for
                  Cost of Oil        the Change in         Asset
                     and Gas          Accounting         Retirement
Partnership        Properties         Principle          Obligation
-----------       ------------      --------------       ----------

   II-A             $423,000          $137,000           $286,000
   II-B              306,000            98,000            208,000
   II-C              102,000            34,000             68,000
   II-D              278,000            95,000            183,000
   II-E              153,000            58,000             95,000
   II-F              150,000            54,000             96,000
   II-G              322,000           114,000            208,000
   II-H               77,000            26,000             51,000

      In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001(January 1, 2002 for the Partnerships). This statement supersedes FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The provisions of FAS No. 144, as they relate to the Partnerships, are essentially the same as FAS No. 121 and thus did not have a significant effect on the Partnerships' financial condition or results of operations.

      In November 2002, the FASB issued FASB Interpretation 45 (FIN 45) "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure requirements are effective for financial statements of both interim and annual periods which end after December 15, 2002. The Partnerships are not guarantors under any guarantees and thus this interpretation is not expected to have an effect on their financial position or results of operations.

2. TRANSACTIONS WITH RELATED PARTIES

      The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the Partnerships, based on an allocation of actual costs incurred by the General Partner. When actual costs incurred benefit other partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all partnerships and affiliates. The General Partner believes this allocation method is reasonable. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative overhead costs for the years ended December 31, 2002, 2001, and 2000:
            Partnership         2002          2001         2000
            -----------       --------      --------     --------

               II-A           $509,772      $509,772     $509,772
               II-B            380,760       380,760      380,760
               II-C            162,756       162,756      162,756
               II-D            331,452       331,452      331,452
               II-E            240,864       240,864      240,864
               II-F            180,420       180,420      180,420
               II-G            391,776       391,776      391,776
               II-H             96,540        96,540       96,540

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


      Payable to General Partner

      The Payable to General Partner at December 31, 2001 for the II-D and II-E Partnerships represents litigation costs and settlement of a previously unrecorded liability. Such amounts were repaid during the first quarter of 2002.


      Accounts Receivable - General Partner

      The Accounts Receivable - General Partner at December 31, 2001 for the II-A Partnership represents accrued proceeds from a related party for the sale of certain oil and gas properties during December 2001. Such amount was received in January 2002.


3. MAJOR CUSTOMERS

      The following table sets forth purchasers who individually accounted for ten percent or more of each Partnership's combined oil and gas sales for the years ended December 31, 2002, 2001 and 2000:

Partnership               Purchaser                         Percentage
-----------       ------------------------          ------------------------
                                                    2002      2001     2000
                                                    -----     -----    -----
   II-A           El Paso Energy Marketing
                     Company ("El Paso")            27.7%     32.1%    27.8%
                  BP America Production Co.         14.2%       -        -
                  Duke Energy Field Services        10.9%       -        -
                  Amoco Production Company            -       12.7%    17.2%

   II-B           El Paso                           33.1%     40.0%    38.0%
                  Hallwood                            -         -      11.5%
                  Amoco Production Company            -         -      10.4%

   II-C           El Paso                           30.7%     38.3%    35.6%

   II-D           El Paso                           21.6%     30.4%    28.6%
                  Whiting Petroleum Corp.           12.2%
                  Vintage Petroleum Inc.              -       12.4%      -

   II-E           El Paso                           29.4%     45.8%    47.9%

   II-F           El Paso                           17.6%     22.5%    20.7%
                  ONEOK Gas Marketing Co.
                     ("ONEOK")                        -       10.5%      -

   II-G           El Paso                           17.5      22.4%    20.6%
                  ONEOK                               -       10.3%      -

   II-H           El Paso                           17.4%     22.3%    20.7%
                  ONEOK                               -       10.0%      -


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


      Capitalized Costs

      The   capitalized   costs   and   accumulated   depreciation,   depletion,
amortization, and valuation allowance at December 31, 2002 and 2001 were as follows:


                               II-A Partnership
                               ---------------

                                              2002              2001
                                          -------------     -------------

      Proved properties                    $29,571,336       $30,611,015

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        ( 27,514,977)     ( 28,406,443)
                                            ----------        ----------
            Net oil and gas
               Properties                  $ 2,056,359       $ 2,204,572
                                            ==========        ==========


                               II-B Partnership
                               ---------------

                                              2002              2001
                                          -------------     -------------

      Proved properties                    $20,700,114       $20,823,909

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        ( 19,094,527)     ( 19,002,392)
                                            ----------        ----------
            Net oil and gas
               Properties                  $ 1,605,587       $ 1,821,517
                                            ==========        ==========

                               II-C Partnership
                               ----------------

                                              2002              2001
                                          ------------      ------------

      Proved properties                    $ 8,861,801       $ 8,917,872

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        (  8,087,153)     (  8,061,206)
                                            ----------        ----------
            Net oil and gas
               Properties                  $   774,648       $   856,666
                                            ==========        ==========


                               II-D Partnership
                               ----------------

                                              2002              2001
                                          -------------     -------------

      Proved properties                    $14,412,771       $15,061,284

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        ( 12,929,943)     ( 13,499,590)
                                            ----------        ----------
            Net oil and gas
               Properties                  $ 1,482,828       $ 1,561,694
                                            ==========        ==========



                               II-E Partnership
                               ----------------

                                              2002              2001
                                          -------------     -------------

      Proved properties                    $13,109,702       $13,370,356

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        ( 11,684,674)     ( 11,979,059)
                                            ----------        ----------
            Net oil and gas
               Properties                  $ 1,425,028       $ 1,391,297
                                            ==========        ==========

                               II-F Partnership
                               ----------------

                                              2002              2001
                                          -------------     -------------

      Proved properties                    $10,615,042       $10,699,918

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        (  9,303,505)     (  9,275,854)
                                            ----------        ----------
            Net oil and gas
               Properties                  $ 1,311,537       $ 1,424,064
                                            ==========        ==========


                               II-G Partnership
                               ----------------

                                              2002              2001
                                          -------------     -------------

      Proved properties                    $22,694,289       $22,868,866

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        ( 19,872,329)     ( 19,803,257)
                                            ----------        ----------
            Net oil and gas
               Properties                  $ 2,821,960       $ 3,065,609
                                            ==========        ==========


                               II-H Partnership
                               ----------------

                                              2002              2001
                                          -------------     -------------

      Proved properties                    $ 5,463,297       $ 5,502,402

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        (  4,798,942)     (  4,781,259)
                                            ----------        ----------
            Net oil and gas
               Properties                  $   664,355       $   721,143
                                            ==========        ==========

      Costs Incurred

      The Partnerships incurred no costs in connection with oil and gas acquisition or exploration activities during 2002, 2001, and 2000. Costs incurred by the Partnerships in connection with oil and gas property development activities during 2002, 2001, and 2000, were as follows:

            Partnership         2002          2001         2000
            -----------       --------      --------     -------

               II-A           $137,449      $149,585     $83,625
               II-B             14,939       492,951      67,336
               II-C              9,993        82,009      27,273
               II-D            116,640       169,317      46,036
               II-E            198,005        51,785      15,129
               II-F             93,456       118,663      29,757
               II-G            197,745       254,554      62,230
               II-H             46,750        61,632      14,394


      Quantities of Proved Oil and Gas Reserves - Unaudited

      The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States of America, for the periods indicated. The proved reserves at December 31, 2002, 2001, and 2000, were estimated by petroleum engineers employed by affiliates of the Partnerships. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve reports prepared by the General Partner and reviewed by Ryder Scott.

                               II-A Partnership
                               ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

Proved reserves, Dec. 31, 1999                   730,031        7,047,401
   Production                                   ( 77,024)      (1,003,723)
   Sales of minerals in
      place                                     ( 14,216)      (    8,706)
   Extensions and discoveries                         12           16,357
   Revision of previous
      estimates                                 ( 90,400)         656,452
                                                 -------        ---------

Proved reserves, Dec. 31, 2000                   548,403        6,707,781
   Production                                   ( 67,519)      (  774,153)
   Sales of minerals in place                       -          (   60,382)
   Extensions and discoveries                     18,433           11,955
   Revision of previous
      estimates                                 (125,788)      (   14,943)
                                                 -------        ---------

Proved reserves, Dec. 31, 2001                   373,529        5,870,258
   Production                                   ( 64,016)      (  821,485)
   Sales of minerals in place                   (  4,154)      (  109,339)
   Extensions and discoveries                     47,104           46,402
   Revision of previous
      estimates                                  165,389          831,714
                                                 -------        ---------

Proved reserves, Dec. 31, 2002                   517,852        5,817,550
                                                 =======        =========

PROVED DEVELOPED RESERVES:

   December 31, 2000                             548,403        6,707,781
                                                 =======        =========
   December 31, 2001                             373,529        5,870,258
                                                 =======        =========
   December 31, 2002                             517,852        5,817,550
                                                 =======        =========

                               II-B Partnership
                               ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

Proved reserves, Dec. 31, 1999                   451,787        5,273,295
   Production                                   ( 52,155)      (  707,543)
   Sales of minerals in
      place                                     ( 19,091)      (    6,778)
   Extensions and discoveries                          8            3,084
   Revision of previous
      estimates                                 ( 18,716)         280,103
                                                 -------        ---------

Proved reserves, Dec. 31, 2000                   361,833        4,842,161
   Production                                   ( 49,375)      (  570,423)
   Extensions and discoveries                     58,881           18,379
   Revision of previous
      estimates                                 ( 86,953)      (    7,061)
                                                 -------        ---------

Proved reserves, Dec. 31, 2001                   284,386        4,283,056
   Production                                   ( 40,616)      (  598,159)
   Sales of minerals in place                   (  3,132)            -
   Revision of previous
      estimates                                  118,986          758,648
                                                 -------        ---------

Proved reserves, Dec. 31, 2002                   359,624        4,443,545
                                                 =======        =========

PROVED DEVELOPED RESERVES:

   December 31, 2000                             361,833        4,842,161
                                                 =======        =========

   December 31, 2001                             284,386        4,283,056
                                                 =======        =========

   December 31, 2002                             359,624        4,443,545
                                                 =======        =========

                               II-C Partnership
                               ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

Proved reserves, Dec. 31, 1999                   187,281        3,606,449
   Production                                   ( 16,424)      (  398,166)
   Sales of minerals in
      place                                     ( 28,896)      (   11,837)
   Revision of previous
      estimates                                 ( 15,808)         194,596
                                                 -------        ---------

Proved reserves, Dec. 31, 2000                   126,153        3,391,042
   Production                                   ( 14,034)      (  302,093)
   Extensions and discoveries                      8,281            2,345
   Revision of previous
      estimates                                 ( 24,922)         160,543
                                                 -------        ---------

Proved reserves, Dec. 31, 2001                    95,478        3,251,837
   Production                                   ( 14,351)      (  343,662)
   Sales of minerals in place                   (    596)      (  151,771)
   Revision of previous
      estimates                                   48,413          364,064
                                                 -------        ---------

Proved reserves, Dec. 31, 2002                   128,944        3,120,468
                                                 =======        =========

PROVED DEVELOPED RESERVES:

   December 31, 2000                             126,153        3,391,042
                                                 =======        =========

   December 31, 2001                              95,478        3,251,837
                                                 =======        =========

   December 31, 2002                             128,944        3,120,468
                                                 =======        =========

                               II-D Partnership
                               ----------------

                                                  Crude           Natural
                                                   Oil              Gas
                                                (Barrels)          (Mcf)
                                                ---------       -----------

Proved reserves, Dec. 31, 1999                   537,111         8,486,921
   Production                                   ( 32,648)       (  836,567)
   Sales of minerals in
      place                                     (269,014)       (   79,651)
   Extensions and discoveries                       -                5,023
   Revision of previous
      estimates                                   18,288           688,616
                                                 -------         ---------

Proved reserves, Dec. 31, 2000                   253,737         8,264,342
   Production                                   ( 18,970)       (  712,930)
   Sales of minerals in
      place                                     ( 28,595)             -
   Extensions and discoveries                      5,656         1,961,987
   Revision of previous
      estimates                                 ( 18,990)       (  121,541)
                                                 -------         ---------

Proved reserves, Dec. 31, 2001                   192,838         9,391,858
   Production                                   ( 31,350)       (  795,913)
   Sales of minerals in
      place                                     (  6,238)       (1,773,652)
   Extensions and discoveries                     20,756           164,024
   Revision of previous
      estimates                                   10,718           962,656
                                                 -------         ---------

Proved reserves, Dec. 31, 2002                   186,724         7,948,973
                                                 =======         =========

PROVED DEVELOPED RESERVES:



   December 31, 2000                             253,737         8,264,342
                                                 =======         =========

   December 31, 2001                             192,838         9,391,858
                                                 =======         =========

   December 31, 2002                             186,724         7,948,973
                                                 =======         =========

                               II-E Partnership
                               ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

Proved reserves, Dec. 31, 1999                   257,061        4,088,078
   Production                                   ( 23,708)      (  611,642)
   Sales of minerals in
      place                                     (  9,137)      (    2,995)
   Extensions and discoveries                        951            1,745
   Revision of previous
      estimates                                    4,556          579,536
                                                 -------        ---------

Proved reserves, Dec. 31, 2000                   229,723        4,054,722
   Production                                   ( 24,064)      (  490,127)
   Sales of minerals in
      place                                     ( 17,957)      (    3,024)
   Revision of previous
      estimates                                 ( 41,174)          82,011
                                                 -------        ---------

Proved reserves, Dec. 31, 2001                   146,528        3,643,582
   Production                                   ( 23,426)      (  488,328)
   Sales of minerals in
      place                                         -          (   13,492)
   Extensions and discoveries                      2,949          120,748
   Revision of previous
      estimates                                   47,113          929,896
                                                 -------        ---------

Proved reserves, Dec. 31, 2002                   173,164        4,192,406
                                                 =======        =========

PROVED DEVELOPED RESERVES:

   December 31, 2000                             229,723        4,054,722
                                                 =======        =========

   December 31, 2001                             146,528        3,643,582
                                                 =======        =========

   December 31, 2002                             173,164        4,192,406
                                                 =======        =========

                               II-F Partnership
                               ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

Proved reserves, Dec. 31, 1999                   288,716        3,215,124
   Production                                   ( 25,175)      (  480,967)
   Sales of minerals in
      place                                     (  6,269)      (    8,348)
   Extensions and discoveries                      4,355          198,944
   Revision of previous
      estimates                                    7,483          234,113
                                                 -------        ---------

Proved reserves, Dec. 31, 2000                   269,110        3,158,866
   Production                                   ( 30,965)      (  465,214)
   Sales of minerals in
      place                                     (    781)      (    1,865)
   Extensions and discoveries                      2,802           13,721
   Revision of previous
      estimates                                 ( 21,641)         303,403
                                                 -------        ---------

Proved reserves, Dec. 31, 2001                   218,525        3,008,911
   Production                                   ( 27,894)      (  451,358)
   Sales of minerals in
      place                                         -          (   33,002)
   Extensions and discoveries                      4,759          127,801
   Revision of previous
      estimates                                   34,884          309,929
                                                 -------        ---------

Proved reserves, Dec. 31, 2002                   230,274        2,962,281
                                                 =======        =========

PROVED DEVELOPED RESERVES:
   December 31, 2000                             269,110        3,158,866
                                                 =======        =========

   December 31, 2001                             218,525        3,008,911
                                                 =======        =========

   December 31, 2002                             230,274        2,962,281
                                                 =======        =========

                               II-G Partnership
                               ----------------


                                                  Crude           Natural
                                                   Oil              Gas
                                                (Barrels)          (Mcf)
                                                ---------       -----------

Proved reserves, Dec. 31, 1999                   607,214         6,898,144
   Production                                   ( 52,807)       (1,031,148)
   Sales of minerals in
      place                                     ( 13,212)       (   19,115)
   Extensions and discoveries                     10,159           432,005
   Revision of previous
      estimates                                   13,702           499,559
                                                 -------         ---------

Proved reserves, Dec. 31, 2000                   565,056         6,779,445
   Production                                   ( 64,898)       (  992,099)
   Sales of minerals in
      place                                     (  1,657)       (    5,208)
   Extensions and discoveries                      5,979            31,001
   Revision of previous
      estimates                                 ( 45,326)          626,857
                                                 -------         ---------

Proved reserves, Dec. 31, 2001                   459,154         6,439,996
   Production                                   ( 58,467)       (  959,663)
   Sales of minerals in
      place                                         -           (   69,121)
   Extensions and discoveries                     16,826           273,003
   Revision of previous
      estimates                                   66,360           685,765
                                                 -------         ---------

Proved reserves, Dec. 31, 2002                   483,873         6,369,980
                                                 =======         =========

PROVED DEVELOPED RESERVES:

   December 31, 2000                             565,056         6,779,445
                                                 =======         =========

   December 31, 2001                             459,154         6,439,996
                                                 =======         =========

   December 31, 2002                             483,873         6,369,980
                                                 =======         =========

                               II-H Partnership
                               ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

Proved reserves, Dec. 31, 1999                   142,155        1,673,358
   Production                                   ( 12,297)      (  245,490)
   Sales of minerals in
      place                                     (  3,113)      (    4,094)
   Extensions and discoveries                      2,120          106,209
   Revision of previous
      estimates                                    3,017          116,859
                                                 -------        ---------

Proved reserves, Dec. 31, 2000                   131,882        1,646,842
   Production                                   ( 15,054)      (  237,600)
   Sales of minerals in
      place                                     (    391)      (    1,779)
   Extensions and discoveries                        388            7,897
   Revision of previous
      estimates                                 (  9,535)         139,973
                                                 -------        ---------

Proved reserves, Dec. 31, 2001                   107,290        1,555,333
   Production                                   ( 13,577)      (  229,923)
   Sales of minerals in
      place                                         -          (   15,921)
   Extensions and discoveries                      1,519           56,116
   Revision of previous
      estimates                                   17,853          188,329
                                                 -------        ---------

Proved reserves, Dec. 31, 2002                   113,085        1,553,934
                                                 =======        =========

PROVED DEVELOPED RESERVES:

   December 31, 2000                             131,882        1,646,842
                                                 =======        =========

   December 31, 2001                             107,290        1,555,333
                                                 =======        =========

   December 31, 2002                             113,085        1,553,934
                                                 =======        =========

5. QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized unaudited quarterly financial data for 2002 and 2001 are as follows:

                                II-A Partnership
                                ----------------

                                                   2002
                              -----------------------------------------------
                                 First      Second       Third      Fourth
                                Quarter     Quarter     Quarter     Quarter
                              ----------- ----------- ----------- -----------

Total Revenues               $  789,152   $1,173,966  $  934,000  $1,083,198
Gross Profit (1)                325,518      834,634     619,024     684,532
Net Income                       89,283      619,972     460,956     474,894
Limited Partners'
   Net Income
   Per Unit                         .15        1.14         .85          .87

                                                   2001
                              -----------------------------------------------
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

                                II-B Partnership
                                ----------------


                                                     2002
                              -----------------------------------------------
                                 First     Second        Third      Fourth
                                Quarter    Quarter      Quarter     Quarter
                              ----------- ----------- ----------- -----------

Total Revenues               $  581,081   $  693,623    $653,379    $707,983
Gross Profit (1)                232,791      451,685     457,951     471,675
Net Income                       51,494      287,730     344,740     290,082
Limited Partners'
   Net Income
   Per Unit                         .11          .70         .86         .70

                                                    2001
                              -----------------------------------------------
                                 First      Second       Third      Fourth
                                Quarter     Quarter     Quarter     Quarter
                              ----------- ----------- ----------- -----------

Total Revenues               $1,336,514   $1,109,643    $771,827    $479,247
Gross Profit (1)              1,109,236      859,733     493,274     181,527
Net Income                      944,864      706,495     350,203      24,973
Limited Partners'
   Net Income
   Per Unit                        2.34         1.75         .86         .05


----------------------
(1) Total revenues less oil and gas production expenses.

                                II-C Partnership
                                ----------------


                                                    2002
                              ------------------------------------------------
                                 First     Second        Third      Fourth
                                Quarter    Quarter      Quarter     Quarter(2)
                              ----------- ----------- ----------- ------------

Total Revenues                $268,077     $338,202     $325,234    $474,418
Gross Profit (1)               124,101      244,733      238,388     366,641
Net Income                      36,398      166,179      188,038     302,546
Limited Partners'
   Net Income
   Per Unit                        .19          .95         1.09        1.75

                                                    2001
                              -----------------------------------------------
                                 First      Second      Third       Fourth
                                Quarter     Quarter    Quarter      Quarter
                              ----------- ----------- ----------- ------------

Total Revenues                $601,551     $523,962    $353,511     $194,675
Gross Profit (1)               485,332      425,448     254,529       72,531
Net Income                     402,194      355,110     187,300          470
Limited Partners'
   Net Income (Loss)              2.33         2.05        1.08    (     .01)
   Per Unit


----------------------
(1)   Total revenues less oil and gas production expenses.
(2) Significant increase in Fourth Quarter Net Income resulted from the gain on sale of several properties.

                                II-D Partnership
                                ----------------


                                                   2002
                              ------------------------------------------------
                                 First     Second       Third      Fourth
                                Quarter    Quarter     Quarter     Quarter(3)
                              ----------- ----------- ----------- ------------

Total Revenues               $  538,200   $  809,677    $787,921   $1,980,869
Gross Profit (1)                247,999      605,024     564,516    1,812,881
Net Income                       83,003      442,237     458,518    1,691,929
Limited Partners'
   Net Income
   Per Unit                        .22          1.24        1.31         4.83

                                                   2001
                              ------------------------------------------------
                                 First      Second       Third     Fourth
                                Quarter     Quarter     Quarter    Quarter(2)
                              ----------- ----------- ----------- ------------

Total Revenues               $1,339,703   $1,132,406    $688,145   $  564,362
Gross Profit (1)              1,083,674      841,186     378,913      223,753
Net Income (Loss)               930,947      709,460     242,992  (    65,530)
Limited Partners'
   Net Income (Loss)               2.65         2.02         .68  (       .24)
   Per Unit

----------------------
(1) Total revenues less oil and gas production expenses.
(2) Significant decline in Fourth Quarter Net Income resulted from certain significant wells becoming uneconomical, resulting in higher depreciation, depletion and amortization charges.
(3) Significant increase in Fourth Quarter Net Income resulted from the gain on sale of several properties.

                                II-E Partnership
                                ----------------


                                                  2002
                              ------------------------------------------------
                                 First     Second       Third      Fourth
                                Quarter    Quarter     Quarter     Quarter
                              ----------- ----------- ----------- -----------

Total Revenues                $399,243     $494,187    $589,514     $493,877
Gross Profit (1)               242,077      363,404     461,502      381,570
Net Income                     100,318      238,745     371,872      296,833
Limited Partners'
   Net Income
   Per Unit                       .37          .92        1.45         1.16

                                                  2001
                              ------------------------------------------------
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

                                II-F Partnership
                                ----------------


                                                     2002
                              -------------------------------------------------
                                 First     Second       Third      Fourth
                                Quarter    Quarter     Quarter     Quarter
                              ----------- ----------- ----------- -----------

Total Revenues                 $417,293    $476,813    $528,079     $531,009
Gross Profit (1)                275,744     383,219     423,224      449,021
Net Income                      158,187     287,067     329,817      341,548
Limited Partners'
   Net Income
   Per Unit                         .80        1.49        1.71         1.76

                                                     2001
                              ------------------------------------------------
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

                                II-G Partnership
                                ----------------


                                                  2002
                              -----------------------------------------------
                                 First     Second       Third       Fourth
                                Quarter    Quarter     Quarter      Quarter
                              ----------- ----------- ----------- -----------

Total Revenues               $  883,474   $1,011,416  $1,117,354  $1,123,142
Gross Profit (1)                582,126      811,752     892,576     948,729
Net Income                      343,653      609,560     694,566     719,623
Limited Partners'
   Net Income
   Per Unit                         .80         1.45        1.66       1.71

                                                   2001
                              -----------------------------------------------
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

                                II-H Partnership
                                ----------------


                                                     2002
                              -----------------------------------------------
                                 First     Second       Third      Fourth
                                Quarter    Quarter     Quarter     Quarter
                              ----------- ----------- ----------- -----------

Total Revenues                $208,773     $239,133    $265,143     $266,994
Gross Profit (1)               136,605      191,298     210,700      224,136
Net Income                      69,326      139,032     160,567      167,785
Limited Partners'
   Net Income
   Per Unit                        .65         1.35        1.55         1.62

                                                     2001
                              ------------------------------------------------
                                 First      Second       Third      Fourth
                                Quarter     Quarter     Quarter   Quarter(2)
                              ----------- ----------- ----------- -----------

Total Revenues                $417,812     $397,415    $253,545    208,585
Gross Profit (1)               347,453      332,733     182,307    154,246
Net Income                     280,270      276,390     128,903     62,006
Limited Partners'
   Net Income                     2.73         2.68        1.24        .55
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

                               INDEX TO EXHIBITS
                               -----------------

Exh.
No.     Exhibit
---     -------

4.1 Agreement and Certificate of Limited Partnership dated July 22, 1987 for the Geodyne Energy Income Limited Partnership II-A, filed as
         Exhibit 4.1 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.2 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-A, filed as Exhibit 4.2 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.3 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-A, filed as Exhibit 4.3 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.4 Third Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-A, filed as Exhibit 4.4 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.5 Fourth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited Partnership II-A, filed as Exhibit 4.5 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.6 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-A, filed as
         Exhibit 4.6 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.7 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne

         Energy Income Limited Partnership II-A, filed as Exhibit 4.7 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.8 Third Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-A, filed as Exhibit 4.8 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.9 Agreement and Certificate of Limited Partnership dated October 14, 1987 for the Geodyne Energy Income Limited Partnership II-B, filed as
         Exhibit 4.9 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.10 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-B, filed as Exhibit 4.10 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.11 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-B, filed as Exhibit 4.11 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.12 Third Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-B, filed as Exhibit 4.12 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.13 Fourth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-B, filed as Exhibit 4.13 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.14 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-B, filed as
         Exhibit 4.14 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.15 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-B, filed as Exhibit 4.15 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.16 Third Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-B, filed as Exhibit 4.16 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.17 Agreement and Certificate of Limited Partnership dated January 13, 1988 for the Geodyne Energy Income Limited Partnership II-C, filed as
         Exhibit 4.17 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.18 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-C, filed as Exhibit 4.18 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.19 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-C, filed as Exhibit 4.19 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.20 Third Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-C, filed as Exhibit 4.20 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.21 Fourth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-C, filed as Exhibit 4.21 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.22 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-C, filed as
         Exhibit 4.22 to Annual Report
         on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.23 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-C, filed as Exhibit 4.23 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.24 Third Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-C, filed as Exhibit 4.24 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.25 Agreement and Certificate of Limited Partnership dated May 10, 1988 for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit
         4.25 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.26 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit 4.26 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.27 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit 4.27 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.28 Third Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit 4.28 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.29 Fourth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-D, filed as Exhibit 4.29 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.30 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-D, filed as
         Exhibit 4.30 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.31 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit 4.31 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.32 Third Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit 4.32 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.33 Agreement and Certificate of Limited Partnership dated September 27, 1988 for the Geodyne Energy Income Limited Partnership II-E, filed as
         Exhibit 4.33 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.34 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.34 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.35 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.35 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.36 Third Amendment to Agreement and Certificate of Limited Partnership dated August 31, 1995 for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.36 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.37 Fourth Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.37 to Annual Report on Form 10-K405 for period ended December

         31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.38 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-E, filed as Exhibit 4.38 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.39 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-E, filed as
         Exhibit 4.39 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.40 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.40 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.41 Third Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.41 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.42 Agreement and Certificate of Limited Partnership dated January 5, 1989 for the Geodyne Energy Income Limited Partnership II-F, filed as
         Exhibit 4.42 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.42a Certificate of Limited Partnership dated January 5, 1989, for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.42a to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.43 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.43 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.44 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy

         Income Limited Partnership II-F, filed as Exhibit 4.44 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.45 Third Amendment to Agreement and Certificate of Limited Partnership dated August 31, 1995 for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.45 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.46 Fourth Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.46 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.47 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-F, filed as Exhibit 4.48 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.48 Second Amendment to Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-F, filed as
         Exhibit 4.48 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.49 Third Amendment to Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.49 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.50 Agreement and Certificate of Limited Partnership dated April 10, 1989 for the Geodyne Energy Income Limited Partnership II-G, filed as
         Exhibit 4.50 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.51 Certificate of Limited Partnership dated April 10, 1989, for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.51 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.52 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.52 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.53 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.53 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.54 Third Amendment to Agreement and Certificate of Limited Partnership dated August 31, 1995 for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.54 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.55 Fourth Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.55 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.56 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-G, filed as Exhibit 4.56 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.57 Second Amendment to Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-G, filed as
         Exhibit 4.57 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.58 Third Amendment to Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.58 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.59 Agreement and Certificate of Limited Partnership dated May 17, 1989 for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit
         4.59 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the

         SEC on February 26, 2002 and is hereby incorporated by reference.

 4.60 Certificate of Limited Partnership dated May 17, 1989, for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.60 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.61 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 25, 1993 for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.61 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.62 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.62 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.63 Third Amendment to Agreement and Certificate of Limited Partnership dated August 31, 1995 for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.63 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.64 Fourth Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.64 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.65 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-H, filed as Exhibit 4.65 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.66 Second Amendment to Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-H, filed as
         Exhibit 4.66 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.67 Third Amendment to Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income

         Limited Partnership II-H, filed as Exhibit 4.67 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.1 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-A, filed as Exhibit 10.1 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.2 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-A, filed as Exhibit 10.2 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.3 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-A, filed as Exhibit 10.3 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.4 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-A, filed as Exhibit 10.4 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.5 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-B, filed as Exhibit 10.5 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.6 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-B, filed as Exhibit 10.6 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.7 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-B, filed as Exhibit 10.7 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.8 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-B, filed as Exhibit 10.8 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.9 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-C, filed as Exhibit 10.9 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.10 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-C, filed as Exhibit 10.10 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.11 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-C, filed as Exhibit 10.11 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.12 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-C, filed as Exhibit 10.12 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.13 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-D, filed as Exhibit 10.13 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.14 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-D, filed as Exhibit 10.14 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.15 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-D, filed as Exhibit 10.15 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.16 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-D, filed as Exhibit 10.16 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.17 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-E, filed as Exhibit 10.17 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.18 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-E, filed as Exhibit 10.18 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.19 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-E, filed as Exhibit 10.19 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.20 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-E, filed as Exhibit 10.20 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.21 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-F, filed as Exhibit 10.21 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.22 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-F, filed as Exhibit 10.22 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.23 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-F, filed as Exhibit 10.23 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.24 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-F, filed as Exhibit 10.24 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.25 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-G, filed as Exhibit 10.25 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.26 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-G, filed as Exhibit 10.26 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.27 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-G, filed as Exhibit 10.27 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.28 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-G, filed as Exhibit 10.28 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.29 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-H, filed as Exhibit 10.29 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.30 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-H, filed as Exhibit 10.30 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.31 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-H, filed as Exhibit 10.31 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.32 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-H, filed as Exhibit 10.32 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

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

*23.5 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-E.

*23.6 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-F.

*23.7 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-G.

*23.8 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-H.

*99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-A.

*99.2   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-B.

*99.3   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-C.

*99.4   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-D.

*99.5   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-E.

*99.6   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-F.

*99.7   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-G.

*99.8   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-H.


        All other Exhibits are omitted as inapplicable.

        ----------

        *Filed herewith.