Form 10-Q
period 2003-06-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP II A; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-E; GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-G; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-H
filed 2003-08-13
CIK 824894, 826345, 833054, 833526, 842881, 850506, 851724, 854062

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003

Commission File Number:

      II-A:  0-16388          II-D:  0-16980          II-G:  0-17802
      II-B:  0-16405          II-E:  0-17320          II-H:  0-18305
      II-C:  0-16981          II-F:  0-17799

              GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
              GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
              GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
              GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
              GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
              GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
              GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
              GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
      ---------------------------------------------------------------------
      (Exact name of  Registrant as specified in its Articles)
                                          II-A 73-1295505
                                          II-B 73-1303341 II-C 73-1308986
                                          II-D 73-1329761 II-E 73-1324751
                                          II-F 73-1330632 II-G 73-1336572
         Oklahoma                         II-H 73-1342476
-----------------------------     ----------------------------------------
(State or other jurisdiction      (I.R.S. Employer Identification
   of incorporation or                         Number)
     organization)

   Two West Second Street, Tulsa, Oklahoma                     74103
   -----------------------------------------------------------------------
   (Address of principal executive offices)                  (Zip Code)

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
                        Yes     X               No
                            ------                    ------
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                        Yes                     No     X
                            ------                    ------

                        PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                June 30,       December 31,
                                                  2003             2002
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $1,454,259       $  794,035
   Accounts receivable:
      Oil and gas sales                           881,030          658,499
                                               ----------       ----------
        Total current assets                   $2,335,289       $1,452,534

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                2,309,165        2,056,359

DEFERRED CHARGE                                   656,289          656,289
                                               ----------       ----------
                                               $5,300,743       $4,165,182
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  183,153       $  256,595
   Accrued liability - other (Note 1)              26,672           26,672
   Gas imbalance payable                           95,268           95,268
                                               ----------       ----------
        Total current liabilities              $  305,093       $  378,535

LONG-TERM LIABILITIES:
   Accrued liability                           $  217,322       $  217,322
   Asset retirement obligation
      (Note 1)                                    291,842                -
                                               ----------       ----------
        Total long-term liabilities            $  509,164       $  217,322

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  207,900)     ($  241,784)
   Limited Partners, issued and
      outstanding, 484,283 units                4,694,386        3,811,109
                                               ----------       ----------
        Total Partners' capital                $4,486,486       $3,569,325
                                               ----------       ----------
                                               $5,300,743       $4,165,182
                                               ==========       ==========
           The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                 2003              2002
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,571,019        $  979,840
   Interest income                                 1,806               854
   Gain on sale of oil and gas
      properties                                       -           193,272
                                              ----------        ----------
                                              $1,572,825        $1,173,966

COSTS AND EXPENSES:
   Lease operating                            $  242,221        $  286,907
   Production tax                                 82,600            52,425
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  48,526            80,362
   General and administrative
      (Note 2)                                   140,093           134,300
                                              ----------        ----------
                                              $  513,440        $  553,994
                                              ----------        ----------

NET INCOME                                    $1,059,385        $  619,972
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  110,125        $   69,144
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  949,260        $  550,828
                                              ==========        ==========
NET INCOME per unit                           $     1.96        $     1.14
                                              ==========        ==========
UNITS OUTSTANDING                                484,283           484,283
                                              ==========        ==========















           The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                 2003              2002
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $3,046,076        $1,767,496
   Interest income                                 3,251             2,350
   Gain on sale of oil and gas
      properties                                       -           193,272
                                              ----------        ----------
                                              $3,049,327        $1,963,118

COSTS AND EXPENSES:
   Lease operating                            $  518,191        $  708,631
   Production tax                                180,135            94,335
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 107,030           161,495
   General and administrative
      (Note 2)                                   285,311           289,402
                                              ----------        ----------
                                              $1,090,667        $1,253,863
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $1,958,660        $  709,255

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                         5,849                 -
                                              ----------        ----------
NET INCOME                                    $1,964,509        $  709,255
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  205,232        $   85,225
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,759,277        $  624,030
                                              ==========        ==========
NET INCOME per unit                           $     3.63        $     1.29
                                              ==========        ==========
UNITS OUTSTANDING                                484,283           484,283
                                              ==========        ==========









           The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                   2003           2002
                                               ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,964,509      $709,255
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                   (     5,849)            -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 107,030       161,495
      Gain on sale of oil and gas
        properties                                       -     ( 193,272)
      Increase in accounts receivable -
        oil and gas sales                      (   222,531)    ( 191,072)
      Decrease in deferred charge                        -        27,155
      Increase (decrease) in accounts
        payable                                (    73,442)       38,712
      Decrease in accrued liability -
        other                                            -     (  47,128)
                                                -----------     ---------
Net cash provided by operating
   activities                                   $1,769,717      $505,145
                                                -----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   62,145)    ($ 16,591)
   Proceeds from sale of oil and
      gas properties                                     -       134,391
                                                -----------     ---------
Net cash provided (used) by investing
   activities                                  ($   62,145)     $117,800
                                                -----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($1,047,348)    ($471,520)
                                                -----------     ---------
Net cash used by financing activities          ($1,047,348)    ($471,520)
                                                -----------     ---------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $  660,224      $151,425

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             794,035       414,467
                                                ----------      --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $1,454,259      $565,892
                                                ==========      ========

           The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               June 30,        December 31,
                                                 2003              2002
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  910,897        $  478,067
   Accounts receivable:
      Oil and gas sales                          591,075           481,002
                                              ----------        ----------
        Total current assets                  $1,501,972        $  959,069

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,742,881         1,605,587

DEFERRED CHARGE                                  245,511           245,511
                                              ----------        ----------
                                              $3,490,364        $2,810,167
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  134,137        $  147,990
   Gas imbalance payable                          47,652            47,652
                                              ----------        ----------
        Total current liabilities             $  181,789        $  195,642

LONG-TERM LIABILITIES:
   Accrued liability                          $   52,682        $   52,682
   Asset retirement obligation
      (Note 1)                                   212,371                 -
                                              ----------        ----------
        Total long-term liabilities           $  265,053        $   52,682

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  243,874)      ($  264,786)
   Limited Partners, issued and
      outstanding, 361,719 units               3,287,396         2,826,629
                                              ----------        ----------
        Total Partners' capital               $3,043,522        $2,561,843
                                              ----------        ----------
                                              $3,490,364        $2,810,167
                                              ==========        ==========





           The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                 2003             2002
                                              ----------        --------

REVENUES:
   Oil and gas sales                          $1,014,577        $672,842
   Interest income                                 1,130             256
   Gain on sale of oil and gas
      properties                                       -          20,525
                                              ----------        --------
                                              $1,015,707        $693,623

COSTS AND EXPENSES:
   Lease operating                            $  186,785        $202,113
   Production tax                                 60,222          39,825
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  49,047          62,456
   General and administrative
      (Note 2)                                   106,851         101,499
                                              ----------        --------
                                              $  402,905        $405,893
                                              ----------        --------

NET INCOME                                    $  612,802        $287,730
                                              ==========        ========
GENERAL PARTNER - NET INCOME                  $   65,582        $ 34,369
                                              ==========        ========
LIMITED PARTNERS - NET INCOME                 $  547,220        $253,361
                                              ==========        ========
NET INCOME per unit                           $     1.51        $    .70
                                              ==========        ========
UNITS OUTSTANDING                                361,719         361,719
                                              ==========        ========
















           The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                 2003              2002
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $2,038,060        $1,253,187
   Interest income                                 2,056               992
   Gain on sale of oil and gas
      properties                                       -            20,525
                                              ----------        ----------
                                              $2,040,116        $1,274,704

COSTS AND EXPENSES:
   Lease operating                            $  355,546        $  518,793
   Production tax                                135,287            71,435
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  88,759           124,817
   General and administrative
      (Note 2)                                   218,028           220,435
                                              ----------        ----------
                                              $  797,620        $  935,480
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $1,242,496        $  339,224

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                         4,347                 -
                                              ----------        ----------
NET INCOME                                    $1,246,843        $  339,224
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  132,076        $   45,057
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,114,767        $  294,167
                                              ==========        ==========
NET INCOME per unit                           $     3.08        $      .81
                                              ==========        ==========
UNITS OUTSTANDING                                361,719           361,719
                                              ==========        ==========









           The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                  2003              2002
                                              ------------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $1,246,843         $339,224
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                  (     4,347)               -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 88,759          124,817
      Gain on sale of oil and gas
        properties                                      -        (  20,525)
      Increase in accounts receivable -
        oil and gas sales                     (   110,073)       ( 115,850)
      Increase (decrease) in accounts
        payable                               (    13,853)          21,713
                                               ----------         --------
Net cash provided by operating
   activities                                  $1,207,329         $349,379
                                               ----------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($    9,335)       ($ 14,102)
   Proceeds from sale of oil and gas
      properties                                        -            4,858
                                               ----------         --------
Net cash used by investing activities         ($    9,335)       ($  9,244)
                                               ----------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($  765,164)       ($284,079)
                                               ----------         --------
Net cash used by financing activities         ($  765,164)       ($284,079)
                                               ----------         --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                 $  432,830         $ 56,056

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            478,067          262,153
                                               ----------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $  910,897         $318,209
                                               ==========         ========

           The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  2003             2002
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  466,819       $  250,767
   Accounts receivable:
      Oil and gas sales                           308,881          236,341
                                               ----------       ----------
        Total current assets                   $  775,700       $  487,108

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  802,934          774,648

DEFERRED CHARGE                                   130,077          130,077
                                               ----------       ----------
                                               $1,708,711       $1,391,833
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   59,200       $   63,712
   Gas imbalance payable                           26,684           26,684
                                               ----------       ----------
        Total current liabilities              $   85,884       $   90,396

LONG-TERM LIABILITIES:
   Accrued Liability                           $   37,248       $   29,815
   Asset retirement obligation
      (Note 1)                                     69,593                -
                                               ----------       ----------
        Total long-term liabilities            $  106,841       $   29,815

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   99,070)     ($   98,831)
   Limited Partners, issued and
      outstanding, 154,621 units                1,615,056        1,370,453
                                               ----------       ----------
        Total Partners' capital                $1,515,986       $1,271,622
                                               ----------       ----------
                                               $1,708,711       $1,391,833
                                               ==========       ==========





           The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                2003              2002
                                              --------          --------

REVENUES:
   Oil and gas sales                          $512,079          $336,986
   Interest income                                 589               202
   Gain on sale of oil and gas
      properties                                     -             1,014
   Gain on abandonment                              91                 -
                                              --------          --------
                                              $512,759          $338,202

COSTS AND EXPENSES:
   Lease operating                            $ 92,842          $ 72,453
   Production tax                               32,569            21,016
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                21,957            32,478
   General and administrative
      (Note 2)                                  50,687            46,076
                                              --------          --------
                                              $198,055          $172,023
                                              --------          --------

NET INCOME                                    $314,704          $166,179
                                              ========          ========
GENERAL PARTNER - NET INCOME                  $ 33,379          $ 19,521
                                              ========          ========
LIMITED PARTNERS - NET INCOME                 $281,325          $146,658
                                              ========          ========
NET INCOME per unit                           $   1.82          $    .95
                                              ========          ========
UNITS OUTSTANDING                              154,621           154,621
                                              ========          ========















           The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                 2003             2002
                                              ----------        --------

REVENUES:
   Oil and gas sales                          $1,035,313        $604,759
   Interest income                                 1,066             506
   Gain on sale of oil and gas
      properties                                       -           1,014
   Gain on abandonment                                91               -
                                              ----------        --------
                                              $1,036,470        $606,279

COSTS AND EXPENSES:
   Lease operating                            $  169,385        $199,907
   Production tax                                 72,909          37,538
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  45,884          62,331
   General and administrative
      (Note 2)                                   104,354         103,926
                                              ----------        --------
                                              $  392,532        $403,702
                                              ----------        --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $  643,938        $202,577

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                            74               -
                                              ----------        --------
NET INCOME                                    $  644,012        $202,577
                                              ==========        ========
GENERAL PARTNER - NET INCOME                  $   68,409        $ 25,817
                                              ==========        ========
LIMITED PARTNERS - NET INCOME                 $  575,603        $176,760
                                              ==========        ========
NET INCOME per unit                           $     3.72        $   1.14
                                              ==========        ========
UNITS OUTSTANDING                                154,621         154,621
                                              ==========        ========








           The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)
                                                   2003           2002
                                                ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $644,012       $202,577
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                    (      74)             -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 45,884         62,331
      Gain on sale of oil and gas
        properties                                      -      (   1,014)
      Gain on abandonment                       (      91)             -
      Increase in accounts receivable -
        oil and gas sales                       (  72,540)     (  64,334)
      Increase (decrease) in accounts
        payable                                 (   4,512)         6,904
      Increase in accrued liability                 7,433              -
                                                 --------       --------
Net cash provided by operating
   activities                                    $620,112       $206,464
                                                 --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($  4,412)     ($  2,944)
   Proceeds from sale of oil and
      gas properties                                    -          1,602
                                                 --------       --------
Net cash used by investing activities           ($  4,412)     ($  1,342)
                                                 --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($399,648)     ($131,448)
                                                 --------       --------
Net cash used by financing
   activities                                   ($399,648)     ($131,448)
                                                 --------       --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $216,052       $ 73,674

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            250,767        115,201
                                                 --------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $466,819       $188,875
                                                 ========       ========
           The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  2003             2002
                                               ----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  892,440       $  561,177
   Accounts receivable:
      Oil and gas sales                           659,023          512,579
                                               ----------       ----------
        Total current assets                   $1,551,463       $1,073,756

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,518,803        1,482,828

DEFERRED CHARGE                                   358,699          358,699
                                               ----------       ----------
                                               $3,428,965       $2,915,283
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  112,348       $  156,725
   Gas imbalance payable                           42,368           42,368
                                               ----------       ----------
        Total current liabilities              $  154,716       $  199,093

LONG-TERM LIABILITIES:
   Accrued liability                           $   96,494       $   96,494
   Asset retirement obligation
      (Note 1)                                    184,096                -
                                               ----------       ----------
        Total long-term liabilities            $  280,590       $   96,494

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  176,318)     ($   76,044)
   Limited Partners, issued and
      outstanding, 314,878 units                3,169,977        2,695,740
                                               ----------       ----------
        Total Partners' capital                $2,993,659       $2,619,696
                                               ----------       ----------
                                               $3,428,965       $2,915,283
                                               ==========       ==========





           The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                 2003             2002
                                             ------------       --------

REVENUES:
   Oil and gas sales                          $1,001,063        $798,184
   Interest income                                 1,058             479
   Gain on sale of oil and gas
      properties                                       -          11,014
   Gain on abandonment                             1,044               -
                                              ----------        --------
                                              $1,003,165        $809,677

COSTS AND EXPENSES:
   Lease operating                            $  216,106        $158,759
   Production tax                                 58,148          45,894
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  70,253          73,842
   General and administrative
      (Note 2)                                    94,130          88,945
                                              ----------        --------
                                              $  438,637        $367,440
                                              ----------        --------

NET INCOME                                    $  564,528        $442,237
                                              ==========        ========
GENERAL PARTNER - NET INCOME                  $   62,575        $ 50,822
                                              ==========        ========
LIMITED PARTNERS - NET INCOME                 $  501,953        $391,415
                                              ==========        ========
NET INCOME per unit                           $     1.59        $   1.24
                                              ==========        ========
UNITS OUTSTANDING                                314,878         314,878
                                              ==========        ========















           The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                 2003              2002
                                             ------------       ----------

REVENUES:
   Oil and gas sales                          $2,043,771        $1,335,760
   Interest income                                 1,910             1,103
   Gain on sale of oil and gas
      properties                                       -            11,014
   Gain on abandonment                             1,044                 -
                                              ----------        ----------
                                              $2,046,725        $1,347,877

COSTS AND EXPENSES:
   Lease operating                            $  377,801        $  418,082
   Production tax                                128,409            76,772
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 151,635           133,712
   General and administrative
      (Note 2)                                   192,303           194,071
                                              ----------        ----------
                                              $  850,148        $  822,637
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $1,196,577        $  525,240

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                   (     2,344)                -
                                              ----------        ----------
NET INCOME                                    $1,194,233        $  525,240
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  132,996        $   64,448
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,061,237        $  460,792
                                              ==========        ==========
NET INCOME per unit                           $     3.37        $     1.46
                                              ==========        ==========
UNITS OUTSTANDING                                314,878           314,878
                                              ==========        ==========








           The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)
                                                  2003            2002
                                              ------------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $1,194,233       $525,240
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Cumulative effect of change in
       accounting for asset retirement
       obligations (Note 1)                         2,344              -
     Depreciation, depletion, and
       amortization of oil and gas
       properties                                 151,635        133,712
     Gain on sale of oil and gas
       properties                                       -      (  11,014)
     Gain on abandonment                      (     1,044)             -
     Increase in accounts receivable -
      oil and gas sales                       (   146,444)     ( 125,514)
     Increase (decrease) in accounts
       payable                                (    44,377)        35,096
     Decrease in payable to General
       Partner                                          -      (  65,905)
                                               ----------       --------
Net cash provided by operating
   activities                                  $1,156,347       $491,615
                                               ----------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($    4,814)     ($ 37,663)
   Proceeds from sale of oil and gas
     properties                                         -         16,816
                                               ----------       --------
Net cash used by investing activities         ($    4,814)     ($ 20,847)
                                               ----------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($  820,270)     ($187,783)
                                               ----------       --------
Net cash used by financing activities         ($  820,270)     ($187,783)
                                               ----------       --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                 $  331,263       $282,985

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            561,177        170,516
                                               ----------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $  892,440       $453,501
                                               ==========       ========
           The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               June 30,        December 31,
                                                 2003              2002
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  716,411        $  388,042
   Accounts receivable:
      Oil and gas sales                          477,226           362,987
                                              ----------        ----------
        Total current assets                  $1,193,637        $  751,029

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,469,843         1,425,028

DEFERRED CHARGE                                  209,297           209,297
                                              ----------        ----------
                                              $2,872,777        $2,385,354
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   70,372        $   85,744
   Gas imbalance payable                          43,443            43,443
                                              ----------        ----------
        Total current liabilities             $  113,815        $  129,187

LONG-TERM LIABILITIES:
   Accrued liability                          $    4,116        $    7,264
   Asset retirement obligation
      (Note 1)                                    97,122                 -
                                              ----------        ----------
        Total long-term liabilities           $  101,238        $    7,264

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  111,292)      ($  131,864)
   Limited Partners, issued and
      outstanding, 228,821 units               2,769,016         2,380,767
                                              ----------        ----------
        Total Partners' capital               $2,657,724        $2,248,903
                                              ----------        ----------
                                              $2,872,777        $2,385,354
                                              ==========        ==========




           The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                2003              2002
                                              --------          --------

REVENUES:
   Oil and gas sales                          $774,082          $473,556
   Interest income                                 829                27
   Gain on sale of oil and gas
      properties                                     -            20,604
                                              --------          --------
                                              $774,911          $494,187

COSTS AND EXPENSES:
   Lease operating                            $ 89,137          $ 94,630
   Production tax                               52,940            36,153
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                25,106            57,585
   General and administrative
      (Note 2)                                  72,603            67,074
                                              --------          --------
                                              $239,786          $255,442
                                              --------          --------

NET INCOME                                    $535,125          $238,745
                                              ========          ========
GENERAL PARTNER - NET INCOME                  $ 55,689          $ 29,054
                                              ========          ========
LIMITED PARTNERS - NET INCOME                 $479,436          $209,691
                                              ========          ========
NET INCOME per unit                           $   2.10          $    .92
                                              ========          ========
UNITS OUTSTANDING                              228,821           228,821
                                              ========          ========
















           The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                2003              2002
                                             ----------         --------

REVENUES:
   Oil and gas sales                         $1,526,763         $872,051
   Interest income                                1,541              775
   Gain on sale of oil and gas
      properties                                      -           20,604
                                             ----------         --------
                                             $1,528,304         $893,430

COSTS AND EXPENSES:
   Lease operating                           $  229,178         $221,437
   Production tax                               101,142           66,512
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 60,567          118,352
   General and administrative
      (Note 2)                                  146,876          148,066
                                             ----------         --------
                                             $  537,763         $554,367
                                             ----------         --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                      $  990,541         $339,063

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                        3,090                -
                                             ----------         --------
NET INCOME                                   $  993,631         $339,063
                                             ==========         ========
GENERAL PARTNER - NET INCOME                 $  104,382         $ 44,480
                                             ==========         ========
LIMITED PARTNERS - NET INCOME                $  889,249         $294,583
                                             ==========         ========
NET INCOME per unit                          $     3.89         $   1.29
                                             ==========         ========
UNITS OUTSTANDING                               228,821          228,821
                                             ==========         ========









           The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)
                                                 2003             2002
                                              ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $993,631         $339,063
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                  (   3,090)               -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               60,567          118,352
      Gain on sale of oil and gas
        properties                                    -        (  20,604)
      Increase in accounts receivable -
        oil and gas sales                     ( 114,239)       (  60,798)
      Increase (decrease) in accounts
        payable                               (  15,372)          18,285
      Decrease in payable to General
        Partner                                       -        ( 115,045)
      Decrease in accrued liability           (   3,148)               -
                                               --------         --------
Net cash provided by operating
   activities                                  $918,349         $279,253
                                               --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($  7,428)       ($183,609)
   Proceeds from the sale of oil and
      gas properties                              2,258                -
                                               --------         --------
Net cash used by investing activities         ($  5,170)       ($183,609)
                                               --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($584,810)       ($171,983)
                                               --------         --------
Net cash used by financing activities         ($584,810)       ($171,983)
                                               --------         --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            $328,369        ($ 76,339)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          388,042          242,032
                                               --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $716,411         $165,693
                                               ========         ========
           The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  2003             2002
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  694,780       $  453,233
   Accounts receivable:
      Oil and gas sales                           453,250          352,341
                                               ----------       ----------
        Total current assets                   $1,148,030       $  805,574

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,367,845        1,311,537

DEFERRED CHARGE                                    36,774           36,774
                                               ----------       ----------
                                               $2,552,649       $2,153,885
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   67,246       $   71,740
   Gas imbalance payable                            6,701            6,701
                                               ----------       ----------
        Total current liabilities              $   73,947       $   78,441

LONG-TERM LIABILITIES:
   Accrued liability                           $   15,443       $   15,443
   Asset retirement obligation
      (Note 1)                                     98,412                -
                                               ----------       ----------
        Total long-term liabilities            $  113,855       $   15,443

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   78,181)     ($   95,526)
   Limited Partners, issued and
      outstanding, 171,400 units                2,443,028        2,155,527
                                               ----------       ----------
        Total Partners' capital                $2,364,847       $2,060,001
                                               ----------       ----------
                                               $2,552,649       $2,153,885
                                               ==========       ==========





           The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                  2003              2002
                                                --------          --------

REVENUES:
   Oil and gas sales                            $729,504          $426,001
   Interest income                                   812               372
   Gain on sale of oil and gas
      properties                                       -            50,440
                                                --------          --------
                                                $730,316          $476,813

COSTS AND EXPENSES:
   Lease operating                              $ 94,748          $ 67,941
   Production tax                                 47,886            25,653
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  28,195            45,298
   General and administrative
      (Note 2)                                    55,953            50,854
                                                --------          --------
                                                $226,782          $189,746
                                                --------          --------

NET INCOME                                      $503,534          $287,067
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 52,810          $ 32,747
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $450,724          $254,320
                                                ========          ========
NET INCOME per unit                             $   2.63          $   1.49
                                                ========          ========
UNITS OUTSTANDING                                171,400           171,400
                                                ========          ========
















           The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                 2003               2002
                                              -----------         --------

REVENUES:
   Oil and gas sales                          $1,470,221          $842,559
   Interest income                                 1,581             1,107
   Gain on sale of oil and gas
      properties                                       -            50,440
                                              ----------          --------
                                              $1,471,802          $894,106

COSTS AND EXPENSES:
   Lease operating                            $  218,095          $182,047
   Production tax                                 94,500            53,096
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  70,483            98,801
   General and administrative
      (Note 2)                                   114,504           114,908
                                              ----------          --------
                                              $  497,582          $448,852
                                              ----------          --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $  974,220          $445,254

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                         4,938                 -
                                              ----------          --------
NET INCOME                                    $  979,158          $445,254
                                              ==========          ========
GENERAL PARTNER - NET INCOME                  $  103,657          $ 53,307
                                              ==========          ========
LIMITED PARTNERS - NET INCOME                 $  875,501          $391,947
                                              ==========          ========
NET INCOME per unit                           $     5.11          $   2.29
                                              ==========          ========
UNITS OUTSTANDING                                171,400           171,400
                                              ==========          ========









           The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                 2003             2002
                                              ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $979,158         $445,254
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                  (   4,938)               -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               70,483           98,801
      Gain on sale of oil and gas
        properties                                    -        (  50,440)
      Increase in accounts receivable -
        oil and gas sales                     ( 100,909)       (  64,128)
      Increase (decrease) in accounts
        payable                               (   4,494)           1,394
                                               --------         --------
Net cash provided by operating
   activities                                  $939,300         $430,881
                                               --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($ 23,441)       ($ 40,130)
   Proceeds from sale of oil and
      gas properties                                  -              491
                                               --------         --------
Net cash used by investing
   activities                                 ($ 23,441)       ($ 39,639)
                                               --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($674,312)       ($417,599)
                                               --------         --------
Net cash used by financing
   activities                                 ($674,312)       ($417,599)
                                               --------         --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            $241,547        ($ 26,357)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          453,233          278,738
                                               --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $694,780         $252,381
                                               ========         ========
           The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  2003             2002
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $1,485,533       $  959,481
   Accounts receivable:
      Oil and gas sales                           963,540          745,529
                                               ----------       ----------
        Total current assets                   $2,449,073       $1,705,010

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                2,942,938        2,821,960

DEFERRED CHARGE                                    79,136           79,136
                                               ----------       ----------
                                               $5,471,147       $4,606,106
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  142,372       $  153,893
   Gas imbalance payable                           16,907           16,907
                                               ----------       ----------
        Total current liabilities              $  159,279       $  170,800

LONG-TERM LIABILITIES:
   Accrued liability                           $   31,075       $   31,075
   Asset retirement obligation
      (Note 1)                                    212,179                -
                                               ----------       ----------
        Total long-term liabilities            $  243,254       $   31,075

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   59,653)     ($   97,205)
   Limited Partners, issued and
      outstanding, 372,189 units                5,128,267        4,501,436
                                               ----------       ----------
        Total Partners' capital                $5,068,614       $4,404,231
                                               ----------       ----------
                                               $5,471,147       $4,606,106
                                               ==========       ==========





           The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                 2003              2002
                                              -----------       ----------

REVENUES:
   Oil and gas sales                          $1,556,629        $  905,139
   Interest income                                 1,766               868
   Gain on sale of oil and gas
      properties                                       -           105,409
                                              ----------        ----------
                                              $1,558,395        $1,011,416

COSTS AND EXPENSES:
   Lease operating                            $  201,891        $  144,832
   Production tax                                102,799            54,832
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  60,242            97,606
   General and administrative
      (Note 2)                                   110,404           104,586
                                              ----------        ----------
                                              $  475,336        $  401,856
                                              ----------        ----------

NET INCOME                                    $1,083,059        $  609,560
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  113,551        $   69,654
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  969,508        $  539,906
                                              ==========        ==========
NET INCOME per unit                           $     2.60        $     1.45
                                              ==========        ==========
UNITS OUTSTANDING                                372,189           372,189
                                              ==========        ==========
















           The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                 2003              2002
                                             ------------       ----------

REVENUES:
   Oil and gas sales                          $3,125,482        $1,786,842
   Interest income                                 3,415             2,639
   Gain on sale of oil and gas
      properties                                       -           105,409
                                              ----------        ----------
                                              $3,128,897        $1,894,890

COSTS AND EXPENSES:
   Lease operating                            $  464,340        $  387,951
   Production tax                                201,840           113,061
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 150,359           212,791
   General and administrative
      (Note 2)                                   224,717           227,874
                                              ----------        ----------
                                              $1,041,256        $  941,677
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $2,087,641        $  953,213

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                        10,247                 -
                                              ----------        ----------
NET INCOME                                    $2,097,888        $  953,213
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  222,057        $  114,209
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,875,831        $  839,004
                                              ==========        ==========
NET INCOME per unit                           $     5.04        $     2.25
                                              ==========        ==========
UNITS OUTSTANDING                                372,189           372,189
                                              ==========        ==========









           The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                   2003           2002
                                               ------------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $2,097,888       $953,213
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of changes in
        accounting for asset retirement
        obligations (Note 1)                   (    10,247)             -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 150,359        212,791
      Gain on sale of oil and gas
        Properties                                       -      ( 105,409)
      Increase in accounts receivable -
        oil and gas sales                      (   218,011)     ( 137,174)
      Increase (decrease) in accounts
        payable                                (    11,521)         3,133
                                                ----------       --------
Net cash provided by operating
   activities                                   $2,008,468       $926,554
                                                ----------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   48,911)     ($ 83,919)
   Proceeds from sale of oil and
      gas properties                                     -          1,059
                                                ----------       --------
Net cash used by investing activities          ($   48,911)     ($ 82,860)
                                                ----------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($1,433,505)     ($930,443)
                                                ----------       --------
Net cash used by financing activities          ($1,433,505)     ($930,443)
                                                ----------       --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $  526,052      ($ 86,749)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             959,481        625,720
                                                ----------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $1,485,533       $538,971
                                                ==========       ========


           The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  2003             2002
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  340,705       $  224,669
   Accounts receivable:
      Oil and gas sales                           229,992          176,539
                                               ----------       ----------
        Total current assets                   $  570,697       $  401,208

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  694,863          664,355

DEFERRED CHARGE                                    20,637           20,637
                                               ----------       ----------
                                               $1,286,197       $1,086,200
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   34,677       $   37,271
   Gas imbalance payable                            3,596            3,596
                                               ----------       ----------
        Total current liabilities              $   38,273       $   40,867

LONG-TERM LIABILITIES:
   Accrued liability                           $    8,079       $    8,079
   Asset retirement obligation
      (Note 1)                                     51,950            -
                                               ----------       ----------
        Total long-term liabilities            $   60,029       $    8,079

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   44,489)     ($   53,547)
   Limited Partners, issued and
      outstanding, 91,711 units                 1,232,384        1,090,801
                                               ----------       ----------
        Total Partners' capital                $1,187,895       $1,037,254
                                               ----------       ----------
                                               $1,286,197       $1,086,200
                                               ==========       ==========





           The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                  2003              2002
                                                --------          --------

REVENUES:
   Oil and gas sales                            $373,776          $214,575
   Interest income                                   381               155
   Gain on sale of oil and gas
      properties                                       -            24,403
                                                --------          --------
                                                $374,157          $239,133

COSTS AND EXPENSES:
   Lease operating                              $ 48,303          $ 34,731
   Production tax                                 24,850            13,104
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  14,193            22,738
   General and administrative
      (Note 2)                                    34,340            29,528
                                                --------          --------
                                                $121,686          $100,101
                                                --------          --------

NET INCOME                                      $252,471          $139,032
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 26,486          $ 15,934
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $225,985          $123,098
                                                ========          ========
NET INCOME per unit                             $   2.47          $   1.35
                                                ========          ========
UNITS OUTSTANDING                                 91,711            91,711
                                                ========          ========
















           The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                  2003              2002
                                                --------          --------

REVENUES:
   Oil and gas sales                            $744,784          $423,019
   Interest income                                   748               484
   Gain on sale of oil and gas
      properties                                       -            24,403
                                                --------          --------
                                                $745,532          $447,906

COSTS AND EXPENSES:
   Lease operating                              $110,952          $ 93,077
   Production tax                                 48,392            26,926
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  35,244            49,484
   General and administrative
      (Note 2)                                    70,756            70,061
                                                --------          --------
                                                $265,344          $239,548
                                                --------          --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                         $480,188          $208,358

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                         2,536                 -
                                                --------          --------
NET INCOME                                      $482,724          $208,358
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 51,141          $ 25,241
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $431,583          $183,117
                                                ========          ========
NET INCOME per unit                             $   4.71          $   2.00
                                                ========          ========
UNITS OUTSTANDING                                 91,711            91,711
                                                ========          ========









           The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                    2003             2002
                                                 ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $482,724         $208,358
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                     (   2,536)               -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  35,244           49,484
      Gain on sale of oil and gas
        Properties                                       -        (  24,403)
      Increase in accounts receivable -
        oil and gas sales                        (  53,453)       (  32,116)
      Increase (decrease) in accounts
        payable                                  (   2,594)             765
                                                  --------         --------
Net cash provided by operating
   activities                                     $459,385         $202,088
                                                  --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                          ($ 11,266)       ($ 19,409)
   Proceeds from sale of oil and
      Gas properties                                     -              258
                                                  --------         --------

Net cash used by investing activities            ($ 11,266)       ($ 19,151)
                                                  --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                            ($332,083)       ($195,974)
                                                  --------         --------
Net cash used by financing activities            ($332,083)       ($195,974)
                                                  --------         --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                               $116,036        ($ 13,037)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             224,669          136,988
                                                  --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $340,705         $123,951
                                                  ========         ========

           The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
             CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (Unaudited)


1. ACCOUNTING POLICIES
   -------------------

      The combined balance sheets as of June 30, 2003, combined statements of operations for the three and six months ended June 30, 2003 and 2002, and combined statements of cash flows for the six months ended June 30, 2003 and 2002 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a
      "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at June 30, 2003, the combined results of operations for the three and six months ended June 30, 2003 and 2002, and the combined cash flows for the six months ended June 30, 2003 and 2002.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2002. The results of operations for the period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

      Depletion of the costs of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the unit-of-production method. The Partnerships' depletion, depreciation, and amortization includes estimated dismantlement and abandonment costs and estimated salvage value of the equipment.

      When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss (including the elimination of the asset retirement obligation) reflected in income. When less than complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.


      ACCRUED LIABILITY - OTHER
      -------------------------

      The Accrued Liability - Other at June 30, 2003 and December 31, 2002 for the II-A Partnership represents a charge accrued for the payment of a judgment related to plugging liabilities, which judgment is currently under appeal.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). On January 1, 2003, the Partnerships adopted FAS No. 143 and recorded an increase in capitalized cost of oil and gas properties, an increase (decrease) in net income for the cumulative effect of the change in accounting principle, and an asset retirement obligation in the following approximate amounts for each Partnership:

                                           Increase
                                           (Decrease)
                          Increase            in
                             in            Net Income
                          Capitalized       for the
                          Cost of Oil      Change in         Asset
                            and Gas        Accounting      Retirement
        Partnerships      Properties       Principle       Obligation
        ------------      -----------      ----------      ----------
            II-A            $292,000        $ 6,000         $286,000
            II-B             212,000          4,000          208,000
            II-C              68,000            100           68,000
            II-D             181,000       (  2,000)         183,000
            II-E              98,000          3,000           95,000
            II-F             101,000          5,000           96,000
            II-G             218,000         10,000          208,000
            II-H              54,000          3,000           51,000

      These amounts differ significantly from the estimates disclosed in the Annual Report on Form 10-K for the year ended December 31, 2002 due to a revision of the methodology used in calculating the change in capitalized cost of oil and gas properties.

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the six months ended June 30, 2003, the II-A, II-B, II-C, II-D, II-E, II-F, II-G, and II-H Partnerships recognized approximately $6,000, $4,000, $2,000, $5,000, $2,000, $2,000, $5,000 and $1,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.

      If this accounting policy had been in effect on January 1, 2002, the proforma impact for the II-A, II-B, II-C, II-D, II-E, II-F, II-G, and II-H Partnerships during the six months ended June 30, 2002 would have been an increase in depreciation, depletion, and amortization expense of approximately $6,000, $4,000, $2,000, $5,000, $3,000, $3,000, $7,000, and
      $2,000, respectively.


2. TRANSACTIONS WITH RELATED PARTIES
   ---------------------------------

      The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended June 30, 2003, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        ------------------        --------------
               II-A                  $12,650                $127,443
               II-B                   11,661                  95,190
               II-C                    9,998                  40,689
               II-D                   11,267                  82,863
               II-E                   12,387                  60,216
               II-F                   10,848                  45,105
               II-G                   12,460                  97,944
               II-H                   10,205                  24,135

      During the six months ended June 30, 2003, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        ------------------        --------------
               II-A                  $30,425                $254,886
               II-B                   27,648                 190,380
               II-C                   22,976                  81,378
               II-D                   26,577                 165,726
               II-E                   26,444                 120,432
               II-F                   24,295                  90,210
               II-G                   28,829                 195,888
               II-H                   22,486                  48,270

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 2003 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures for new wells or well recompletions or workovers, however, may reduce or eliminate cash available for a particular quarterly distribution. During the six months ended June 30, 2002, capital expenditures for the II-D Partnership totaled $37,663. These expenditures were primarily due to the drilling of the Crusch A 1-3 well located in Roosevelt County, Montana, in which the II-D Partnership owns a working interest of approximately 11.5%. During the six months ended June 30, 2002, capital expenditures for the II-E Partnership totaled $183,609. These expenditures were primarily due to the drilling of the Ernest Frey #1 and Mordello Vincent #7 wells located in Acadia Parish, Louisiana, in each of which the II-E Partnership owns a working interest of approximately 5.8%. During the six months ended June 30, 2002, capital expenditures for the II-F, II-G, and II-H Partnerships totaled $40,130, $83,919, and $19,409, respectively. These expenditures were primarily due to a recompletion on the CH Weir B well located in Lea County, New Mexico. The II-F, II-G, and II-H Partnerships own working interests of approximately 4.0%, 8.3%, and 1.9%, respectively, in this well.

      The II-A  Partnership's  Statement  of Cash Flows for the six months ended
      June 30, 2002 includes proceeds from the sale of certain oil and gas properties during December 2001. These proceeds were included in the Partnership's cash distributions paid in February 2002.

      The Partnerships would have terminated on December 31, 2001 in accordance with the partnership agreements for the Partnerships. However, such partnership agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their first two-year extension thereby extending their termination date to December 31, 2003. The General Partner currently intends to extend the terms of each Partnership for their third extension period. Accordingly, the financial statements have not been presented on a liquidation basis because it is not probable that the Partnerships will be terminated within the next year.


CRITICAL ACCOUNTING POLICIES
----------------------------

      The Partnerships follow the successful efforts method of accounting for their oil and gas properties. Under the successful efforts method, the Partnerships capitalize all property acquisition costs and development costs incurred in connection with the further development of oil and gas reserves. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions plus an allocated portion of the General Partner's property screening costs. The acquisition cost to the Partnerships of the properties acquired by the General Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner.

      Depletion of the cost of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the units-of-production method. The Partnerships' calculation of depreciation, depletion, and amortization includes estimated dismantlement and abandonment costs and estimated salvage value of the equipment. When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss (including the elimination of the asset retirement obligation) reflected in income. When less than complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties for each oil and gas field (rather than separately for each well). If the unamortized costs of oil and gas properties within a field exceeds the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. The risk that the Partnerships will be required to record impairment provisions in the future increases as oil and gas prices decrease.

      The Deferred Charge on the Balance Sheets represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. Conversely, the Accrued Liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. The rate used in calculating the Deferred Charge and Accrued Liability is the annual average production costs per Mcf.

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil and gas industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its' pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. This also approximates the price for which the Partnerships are currently settling this liability. These amounts were recorded as gas imbalance payables in accordance with the sales method. These gas imbalance payables will be settled by either gas production by the underproduced party in excess of current estimates of total gas reserves for the well or by negotiated or contractual payment to the underproduced party.


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

      Below is a brief description of Financial Accounting Standards ("FAS") recently issued by the Financial Accounting Standards Board ("FASB") which may have an impact on the Partnerships' future results of operations and financial position.

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). On January 1, 2003, the Partnerships adopted FAS No. 143 and recorded an increase in capitalized cost of oil and gas properties, an increase (decrease) in net income for the cumulative effect of the change in accounting principle, and an asset retirement obligation in the following approximate amounts for each Partnership:

                                           Increase
                                           (Decrease)
                          Increase            in
                              in           Net Income
                          Capitalized        for the
                          Cost of Oil      Change in         Asset
                            and Gas        Accounting      Retirement
        Partnerships      Properties       Principle       Obligation
        ------------      -----------      ----------      ----------
            II-A            $292,000        $ 6,000         $286,000
            II-B             212,000          4,000          208,000
            II-C              68,000            100           68,000
            II-D             181,000       (  2,000)         183,000
            II-E              98,000          3,000           95,000
            II-F             101,000          5,000           96,000
            II-G             218,000         10,000          208,000
            II-H              54,000          3,000           51,000

      These amounts differ significantly from the estimates disclosed in the Annual Report on Form 10-K for the year ended December 31, 2002 due to a revision of the methodology used in calculating the change in capitalized cost of oil and gas properties.

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the six months ended June 30, 2003, the II-A, II-B, II-C, II-D, II-E, II-F, II-G, and II-H Partnerships recognized approximately $6,000, $4,000, $2,000, $5,000, $2,000, $2,000, $5,000 and $1,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.


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

                                  II-A Partnership
                                  ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             517,852        5,817,550
         Production                             ( 16,246)      (  182,843)
         Revisions of previous
            estimates                              2,844           12,124
                                                 -------        ---------

      Proved reserves, March 31, 2003            504,450        5,646,831
         Production                             ( 22,322)      (  192,809)
         Extensions and discoveries               18,202           23,004
         Revisions of previous
            estimates                             94,420        1,104,781
                                                 -------        ---------

      Proved reserves, June 30, 2003             594,750        6,581,807
                                                 =======        =========

                                II-B Partnership
                               ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             359,624        4,443,545
         Production                             ( 10,041)      (  137,522)
         Revisions of previous
            estimates                           (  2,611)      (    1,847)
                                                 -------        ---------

      Proved reserves, March 31, 2003            346,972        4,304,176
         Production                             (  9,804)      (  151,089)
         Revisions of previous
            estimates                             92,624          852,286
                                                 -------        ---------

      Proved reserves, June 30, 2003             429,792        5,005,373
                                                 =======        =========

                                II-C Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             128,944        3,120,468
         Production                             (  3,777)      (   78,149)
         Revisions of previous
            estimates                           (    210)      (   12,847)
                                                 -------        ---------

      Proved reserves, March 31, 2003            124,957        3,029,472
         Production                             (  3,261)      (   93,177)
         Revisions of previous
            estimates                             43,042          569,574
                                                 -------        ---------

      Proved reserves, June 30, 2003             164,738        3,505,869
                                                 =======        =========



                                II-D Partnership
                               ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             186,724        7,948,973
         Production                             (  6,730)      (  164,162)
         Revisions of previous
            estimates                                104       (    6,291)
                                                 -------        ---------

      Proved reserves, March 31, 2003            180,098        7,778,520
         Production                             (  3,172)      (  218,619)
         Revisions of previous
            estimates                             18,742        1,463,484
                                                 -------        ---------

      Proved reserves, June 30, 2003             195,668        9,023,385
                                                 =======        =========

                                II-E Partnership
                               ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             173,164        4,192,406
         Production                             (  5,319)      (  111,215)
         Revisions of previous
            estimates                                722           10,746
                                                 -------        ---------

      Proved reserves, March 31, 2003            168,567        4,091,937
         Production                             (  4,892)      (  125,153)
         Revisions of previous
            estimates                             24,112        1,085,980
                                                 -------        ---------

      Proved reserves, June 30, 2003             187,787        5,052,764
                                                 =======        =========



                                II-F Partnership
                               ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             230,274        2,962,281
         Production                             (  6,851)      (  111,565)
         Revisions of previous
            estimates                              2,654           52,338
                                                 -------        ---------

      Proved reserves, March 31, 2003            226,077        2,903,054
         Production                             (  6,664)      (  111,604)
         Revisions of previous
            estimates                             58,391        1,084,618
                                                 -------        ---------

      Proved reserves, June 30, 2003             277,804        3,876,068
                                                 =======        =========

                                II-G Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             483,873        6,369,980
         Production                             ( 14,356)      (  237,017)
         Extensions and discoveries                  207              108
         Revisions of previous
            estimates                              5,364          112,320
                                                 -------        ---------

      Proved reserves, March 31, 2003            475,088        6,245,391
         Production                             ( 13,985)      (  238,346)
         Extensions and discoveries
         Revisions of previous
            estimates                            122,287        2,319,224
                                                 -------        ---------

      Proved reserves, June 30, 2003             583,390        8,326,269
                                                 =======        =========

                                II-H Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             113,085        1,553,934
         Production                             (  3,330)      (   56,418)
         Revisions of previous
            estimates                              1,317           27,210
                                                 -------        ---------

      Proved reserves, March 31, 2003            111,072        1,524,726
         Production                             (  3,254)      (   57,382)
         Revisions of previous
            estimates                             28,117          557,281
                                                 -------        ---------

      Proved reserves, June 30, 2003             135,935        2,024,625
                                                 =======        =========

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

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of June 30, 2003, March 31, 2003, and December 31, 2002. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the gas prices in effect on the dates corresponding to the reserve valuations. Changes in the oil and gas prices cause the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to June 30, 2003. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at June 30, 2003 will actually be realized for such production.

                                      Net Present Value of Reserves
                                ----------------------------------------
           Partnership            6/30/03        3/31/03        12/31/02
           -----------          -----------    -----------    -----------
              II-A              $18,429,019    $17,431,941    $16,955,710
              II-B               13,269,651     12,350,531     12,055,200
              II-C                8,623,236      8,226,476      7,937,807
              II-D               21,206,754     20,132,671     19,070,679
              II-E               11,660,337     10,495,695     10,193,402
              II-F               10,816,309      9,281,884      9,141,891
              II-G               23,043,428     19,796,801     19,484,033
              II-H                5,520,270      4,752,199      4,670,795

                                           Oil and Gas Prices
                                ----------------------------------------
             Pricing              6/30/03        3/31/03        12/31/02
           -----------          -----------    -----------    -----------
           Oil (per barrel)     $     27.00    $     27.75    $     28.00
           Gas (per Mcf)               5.18           5.06           4.74

      The Partnerships had upward revisions in estimated gas reserves and the related estimated net present value of reserves at June 30, 2003 as compared to March 31, 2003 due to an increase in the gas price used to run the reserves and lower rates of decline than originally forecast.

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

      II-A PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002.

                                              Three Months Ended June 30,
                                              ---------------------------
                                                  2003            2002
                                               ----------       --------
      Oil and gas sales                        $1,571,019       $979,840
      Oil and gas production expenses          $  324,821       $339,332
      Barrels produced                             22,322         15,756
      Mcf produced                                192,809        210,636
      Average price/Bbl                        $    27.07       $  23.34
      Average price/Mcf                        $     5.01       $   2.91

      As shown in the table above, total oil and gas sales increased $591,179 (60.3%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Of this increase, approximately (i) $83,000 and $406,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $153,000 was related to an increase in volumes of oil sold. Volumes of oil sold increased 6,566 barrels, while volumes of gas sold decreased 17,827 Mcf for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The increase in volumes of oil sold was primarily due to (i) an increase in production on one significant well due to the successful recompletion of that well during mid 2002 and (ii) a positive prior period volume adjustment made by the purchaser on another significant well during the three months ended June 30, 2003. The decrease in volumes of gas sold was primarily due to
      (i) normal declines in production and (ii) positive prior period volume adjustments made by the purchasers on several wells during the three months ended June 30, 2002. These decreases were partially offset by (i) a positive prior period volume adjustment made by the operator on one significant well during the three months ended June 30, 2003 and (ii) a negative prior period gas balancing adjustment on another significant well during the three months ended June 30, 2002. Average oil and gas prices increased to $27.07 per barrel and $5.01 per Mcf, respectively, for the three months ended June 30, 2003 from $23.34 per barrel and $2.91 per Mcf, respectively, for the three months ended June 30, 2002.

      As discussed in "Liquidity and Capital Resources" above, the II-A Partnership sold certain oil and gas properties during the three months ended June 30, 2002 and recognized a $193,272 gain on such sales. No such sales occurred during the three months ended June 30, 2003.

      Oil and gas production expenses (including lease operating expense and production taxes) decreased $14,511 (4.3%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This decrease was primarily due to workover expenses incurred on two significant wells during the three months ended June 30, 2002. This decrease was partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 20.7% for the three months ended June 30, 2003 from 34.6% for the three months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $31,836 (39.6%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at June 30, 2003. As a percentage of oil and gas sales, this expense decreased to 3.1% for the three months ended June 30, 2003 from 8.2% for the three months ended June 30, 2002. This percentage decrease was primarily due to (i) the dollar decrease in depreciation, depletion, and amortization of oil and gas properties and (ii) the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $5,793 (4.3%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 8.9% for the three months ended June 30, 2003 from 13.7% for the three months ended June 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002.

                                                Six Months Ended June 30,
                                                --------------------------
                                                   2003            2002
                                                ----------      ----------
      Oil and gas sales                         $3,046,076      $1,767,496
      Oil and gas production expenses           $  698,326      $  802,966
      Barrels produced                              38,568          31,367
      Mcf produced                                 375,652         425,067
      Average price/Bbl                         $    28.31      $    20.95
      Average price/Mcf                         $     5.20      $     2.61

      As shown in the table above, total oil and gas sales increased $1,278,580 (72.3%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Of this increase, approximately (i) $284,000 and $973,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $151,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $129,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 7,201 barrels, while volumes of gas sold decreased 49,415 Mcf for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The increase in volumes of oil sold was primarily due to (i) an increase in production on one significant well due to the successful recompletion of that well during mid 2002 and (ii) a positive prior period volume adjustment made by the purchaser on another significant well during the six months ended June 30, 2003. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) a positive prior period gas balancing adjustment on one significant well during the six months ended June 30, 2002, and (iii) positive prior period volume adjustments made by the purchasers on two significant wells during the six months ended June 30, 2002. Average oil and gas prices increased to $28.31 per barrel and $5.20 per Mcf, respectively, for the six months ended June 30, 2003 from $20.95 per barrel and $2.61 per Mcf, respectively, for the six months ended June 30, 2002.

      As discussed in "Liquidity and Capital Resources" above, the II-A Partnership sold certain oil and gas properties during the six months ended June 30, 2002 and recognized a $193,272 gain on such sales. No such sales occurred during the six months ended June 30, 2003.

      Oil and gas production expenses (including lease operating expense and production taxes) decreased $104,640 (13.0%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This decrease was primarily due to workover expenses incurred on several wells during the six months ended June 30, 2002. This decrease was partially offset by
      (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) a partial reversal during the six months ended June 30, 2002 of approximately $22,000 (due to a partial post-judgment settlement) of a charge previously accrued for this judgment. As a percentage of oil and gas sales, these expenses decreased to 22.9% for the six months ended June 30, 2003 from 45.4% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $54,465 (33.7%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at June 30, 2003. As a percentage of oil and gas sales, this expense decreased to 3.5% for the six months ended June 30, 2003 from 9.1% for the six months ended June 30, 2002. This percentage decrease was primarily due to (i) the increases in the average prices of oil and gas sold and (ii) the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses decreased $4,091 (1.4%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 9.4% for the six months ended June 30, 2003 from 16.4% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2003  totaling   $56,431,357  or  116.53%  of  Limited  Partners'  capital
      contributions.

      II-B PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002.

                                               Three Months Ended June 30,
                                               ---------------------------
                                                   2003            2002
                                                ----------       --------
      Oil and gas sales                         $1,014,577       $672,842
      Oil and gas production expenses           $  247,007       $241,938
      Barrels produced                               9,804          9,894
      Mcf produced                                 151,089        166,381
      Average price/Bbl                         $    27.55       $  24.12
      Average price/Mcf                         $     4.93       $   2.61

      As shown in the table above, total oil and gas sales increased $341,735 (50.8%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Of this increase, approximately $350,000 was related to an increase in the average price of gas sold, which increase was partially offset by a decrease of approximately $40,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 90 barrels and 15,292 Mcf, respectively, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The decrease in volumes of gas sold was primarily due to a positive prior period volume adjustment made by the operator on one significant well during the three months ended June 30, 2002. Average oil and gas prices increased to $27.55 per barrel and $4.93 per Mcf, respectively, for the three months ended June 30, 2003 from $24.12 per barrel and $2.61 per Mcf, respectively, for the three months ended June 30, 2002.

      Oil and gas production expenses (including lease operating expense and production taxes) increased $5,069 (2.1%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. This increase was partially offset by workover expenses incurred on two significant wells during the three months ended June 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 24.3% for the three months ended June 30, 2003 from 36.0% for the three months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $13,409 (21.5%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at June 30, 2003 and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 4.8% for the three months ended June 30, 2003 from 9.3% for the three months ended June 30, 2002. This percentage decrease was primarily due to (i) the increases in the average prices of oil and gas sold and (ii) the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $5,352 (5.3%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 10.5% for the three months ended June 30, 2003 from 15.1% for the three months ended June 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002.

                                                 Six Months Ended June 30,
                                                ---------------------------
                                                   2003             2002
                                                ----------       ----------
      Oil and gas sales                         $2,038,060       $1,253,187
      Oil and gas production expenses           $  490,833       $  590,228
      Barrels produced                              19,845           21,334
      Mcf produced                                 288,611          323,141
      Average price/Bbl                         $    28.93       $    21.49
      Average price/Mcf                         $     5.07       $     2.46

      As shown in the table above, total oil and gas sales increased $784,873 (62.6%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Of this increase, approximately $148,000 and $754,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $85,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 1,489 barrels and 34,530 Mcf, respectively, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the operator on one significant well during the six months ended June 30, 2002. Average oil and gas prices increased to $28.93 per barrel and $5.07 per Mcf, respectively, for the six months ended June 30, 2003 from $21.49 per barrel and $2.46 per Mcf, respectively, for the six months ended June 30, 2002.

      Oil and gas production expenses (including lease operating expense and production taxes) decreased $99,395 (16.8%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This decrease was primarily due to (i) workover expenses incurred on several wells during the six months ended June 30, 2002 and (ii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold. These decreases were partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 24.1% for the six months ended June 30, 2003 from 47.1% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $36,058 (28.9%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at June 30, 2003 and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 4.4% for the six months ended June 30, 2003 from 10.0% for the six months ended June 30, 2002. This percentage decrease was primarily due to
      (i) the increases in the average prices of oil and gas sold and (ii) the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses decreased $2,407 (1.1%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 10.7% for the six months ended June 30, 2003 from 17.6% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distribution through June 30, 2003
      totaling   $40,710,916   or   112.55%   of   Limited   Partners'   capital
      contributions.

      II-C PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                    2003              2002
                                                 --------          --------
      Oil and gas sales                          $512,079          $336,986
      Oil and gas production expenses            $125,411          $ 93,469
      Barrels produced                              3,261             4,055
      Mcf produced                                 93,177            92,358
      Average price/Bbl                          $  28.74          $  23.07
      Average price/Mcf                          $   4.49          $   2.64

      As shown in the table above, total oil and gas sales increased $175,093 (52.0%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Of this increase, approximately $18,000 and $173,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $18,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 794 barrels, while volumes of gas sold increased 819 Mcf for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a negative prior period volume adjustment made by the operator on one significant well during the three months ended June 30, 2003. Average oil and gas prices increased to $28.74 per barrel and $4.49 per Mcf, respectively, for the three months ended June 30, 2003 from $23.07 per barrel and $2.64 per Mcf, respectively, for the three months ended June 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $31,942 (34.2%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on several wells during the three months ended June 30, 2003. As a percentage of oil and gas sales, these expenses decreased to 24.5% for the three months ended June 30, 2003 from 27.7% for the three months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $10,521 (32.4%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at June 30, 2003. As a percentage of oil and gas sales, this expense decreased to 4.3% for the three months ended June 30, 2003 from 9.6% for the three months ended June 30, 2002. This percentage decrease was primarily due to (i) the increases in the average prices of oil and gas sold and (ii) the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $4,611 (10.0%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This increase was primarily due to a change in the timing of audit fees paid. As a percentage of oil and gas sales, these expenses decreased to 9.9% for the three months ended June 30, 2003 from 13.7% for the three months ended June 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                     2003            2002
                                                  ----------       --------
      Oil and gas sales                           $1,035,313       $604,759
      Oil and gas production expenses             $  242,294       $237,445
      Barrels produced                                 7,038          7,737
      Mcf produced                                   171,326        177,520
      Average price/Bbl                           $    29.13       $  21.90
      Average price/Mcf                           $     4.85       $   2.45

      As shown in the table above, total oil and gas sales increased $430,554 (71.2%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Of this increase, approximately $51,000 and $410,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 699 barrels and 6,194 Mcf, respectively, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Average oil and gas prices increased to $29.13 per barrel and $4.85 per Mcf, respectively, for the six months ended June 30, 2003 from $21.90 per barrel and $2.45 per Mcf, respectively, for the six months ended June 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $4,849 (2.0%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on several wells during the six months ended June 30, 2003. These increases were partially offset by workover expenses incurred on two significant wells during the six months ended June 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 23.4% for the six months ended June 30, 2003 from 39.3% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $16,447 (26.4%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at June 30, 2003. As a percentage of oil and gas sales, this expense decreased to 4.4% for the six months ended June 30, 2003 from 10.3% for the six months ended June 30, 2002. This percentage decrease was primarily due to (i) the increases in the average prices of oil and gas sold and (ii) the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2003 and 2002. As a percentage of oil and gas sales, these expenses decreased to 10.1% for the six months ended June 30, 2003 from 17.2% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2003  totaling   $19,008,686  or  122.94%  of  Limited  Partners'  capital
      contributions.

      II-D PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002.

                                               Three Months Ended June 30,
                                               ---------------------------
                                                   2003             2002
                                               ----------         --------
      Oil and gas sales                        $1,001,063         $798,184
      Oil and gas production expenses          $  274,254         $204,653
      Barrels produced                              3,172           12,000
      Mcf produced                                218,619          210,201
      Average price/Bbl                        $    29.70         $  21.79
      Average price/Mcf                        $     4.15         $   2.55

      As shown in the table above, total oil and gas sales increased $202,879 (25.4%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Of this increase, approximately (i) $25,000 and $349,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $21,000 was related to an increase in the volumes of gas sold. These increases were partially offset by a decrease of approximately $192,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 8,828 barrels, while volumes of gas sold increased 8,418 Mcf for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The decrease in volumes of oil sold was primarily due to a negative prior period volume adjustment made by the operator on one significant well during the three months ended June 30, 2003. The increase in volumes of gas sold was primarily due to positive prior period volume adjustments made by the operator on two significant wells during the three months ended June 30, 2003. This increase was partially offset by (i) normal declines in production, (ii) a positive prior period volume adjustment made by the operator on two significant wells during the three months ended June 30, 2002, and (iii) the shutting-in of one significant well during the three months ended June 30, 2003 due to high well pressure. The shut-in well is expected to return to production in mid 2003. Average oil and gas prices increased to $29.70 per barrel and $4.15 per Mcf, respectively, for the three months ended June 30, 2003 from $21.79 per barrel and $2.55 per Mcf, respectively, for the three months ended June 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $69,601 (34.0%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This increase was primarily due to (i) workover expenses incurred on several wells during the three months ended June 30, 2003 and (ii) an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by workover expenses incurred on one significant well during the three months ended June 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 27.4% for the three months ended June 30, 2003 from 25.6% for the three months ended June 30, 2002.

      Depreciation, depletion, and amortization of oil and gas properties decreased $3,589 (4.9%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at June 30, 2003. These decreases were partially offset by the abandonment of one significant well during the three months ended June 30, 2003 due to severe mechanical problems. As a percentage of oil and gas sales, this expense decreased to 7.0% for the three months ended June 30, 2003 from 9.3% for the three months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $5,185 (5.8%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 9.4% for the three months ended June 30, 2003 from 11.1% for the three months ended June 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002.

                                                  Six Months Ended June 30,
                                                 ---------------------------
                                                    2003             2002
                                                 ----------       ----------
      Oil and gas sales                          $2,043,771       $1,335,760
      Oil and gas production expenses            $  506,210       $  494,854
      Barrels produced                                9,902           18,382
      Mcf produced                                  382,781          400,710
      Average price/Bbl                          $    29.65       $    20.97
      Average price/Mcf                          $     4.57       $     2.37

      As shown in the table above, total oil and gas sales increased $708,011 (53.0%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Of this increase, approximately $86,000 and $842,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $178,000 related to a decrease in volumes of oil sold. Volumes of oil and gas sold decreased 8,480 barrels and 17,929 Mcf, respectively, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The decrease in volumes of oil sold was primarily due to a negative prior period volume adjustment made by the operator on one significant well during the six months ended June 30, 2003. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) positive prior period volume adjustments made by the operator on two significant wells during the six months ended June 30, 2002, and (iii) the shutting-in of one significant well during the six months ended June 30, 2003 due to high well pressure. The shut-in well is expected to return to production in mid 2003. These decreases were partially offset by positive prior period volume adjustments made by the operator on two significant wells during the six months ended June 30, 2003. Average oil and gas prices increased to $29.65 per barrel and $4.57 per Mcf, respectively, for the six months ended June 30, 2003 from $20.97 per barrel and $2.37 per Mcf, respectively, for the six months ended June 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $11,356 (2.3%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on several wells during the six months ended June 30, 2003. These increases were partially offset by (i) workover expenses incurred on two significant wells during the six months ended June 30, 2002 and (ii) a positive prior period lease operating expense adjustment made by the operator on one significant well during the six months ended June 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 24.8% for the six months ended June 30, 2003 from 37.0% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $17,923 (13.4%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This increase was primarily due to (i) an increase in depletable oil and gas properties primarily due to recompletion activities on one significant well during the six months ended June 30, 2003 and (ii) the abandonment of another significant well during the six months ended June 30, 2003 due to severe mechanical problems. These increases were partially offset by (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at June 30, 2003. As a percentage of oil and gas sales, this expense decreased to 7.4% for the six months ended June 30, 2003 from 10.0% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2003 and 2002. As a percentage of oil and gas sales, these expenses decreased to 9.4% for the six months ended June 30, 2003 from 14.5% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2003  totaling   $39,923,903  or  126.79%  of  Limited  Partners'  capital
      contributions.

      II-E PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                  2003               2002
                                                --------           --------
      Oil and gas sales                         $774,082           $473,556
      Oil and gas production expenses           $142,077           $130,783
      Barrels produced                             4,892              6,217
      Mcf produced                               125,153            115,576
      Average price/Bbl                         $  26.00           $  23.92
      Average price/Mcf                         $   5.17           $   2.81

      As shown in the table above, total oil and gas sales increased $300,526 (63.5%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Of this increase, approximately $295,000 was related to an increase in the average price of gas sold, which increase was partially offset by a decrease of approximately $32,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 1,325 barrels, while volumes of gas sold increased 9,577 Mcf for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) the shutting-in of one significant well due to production difficulties during the three months ended June 20, 2003. The shut-in well is expected to return to production in the second half of 2003. Average oil and gas prices increased to $26.00 per barrel and $5.17 per Mcf, respectively, for the three months ended June 30, 2003 from $23.92 per barrel and $2.81 per Mcf, respectively, for the three months ended June 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $11,294 (8.6%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 18.4% for the three months ended June 30, 2003 from 27.6% for the three months ended

      June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $32,479 (56.4%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at June 30, 2003. As a percentage of oil and gas sales, this expense decreased to 3.2% for the three months ended June 30, 2003 from 12.2% for the three months ended June 30, 2002. This percentage decrease was primarily due to (i) the dollar decrease in depreciation, depletion, and amortization of oil and gas properties and (ii) the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $5,529 (8.2%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 9.4% for the three months ended June 30, 2003 from 14.2% for the three months ended June 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002.

                                                 Six Months Ended June 30,
                                                 --------------------------
                                                    2003             2002
                                                 ----------        --------
      Oil and gas sales                          $1,526,763        $872,051
      Oil and gas production expenses            $  330,320        $287,949
      Barrels produced                               10,211          12,856
      Mcf produced                                  236,368         237,069
      Average price/Bbl                          $    28.60        $  21.77
      Average price/Mcf                          $     5.22        $   2.50

      As shown in the table above, total oil and gas sales increased $654,712 (75.1%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Of this increase, approximately $70,000 and $644,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 2,645 barrels and 701 Mcf, respectively, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The decrease in volumes of oil sold was primarily due to (i) normal declines in production, (ii) a positive prior period volume adjustment made by the operator on one significant well during the six months ended June 30, 2002, and (iii) the shutting-in of one significant well due to production difficulties during the six months ended June 30, 2003. The shut-in well is expected to return to production in the second half of 2003. Average oil and gas prices increased to $28.60 per barrel and $5.22 per Mcf, respectively, for the six months ended June 30, 2003 from $21.77 per barrel and $2.50 per Mcf, respectively, for the six months ended June 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $42,371 (14.7%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 21.6% for the six months ended June 30, 2003 from 33.0% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $57,785 (48.8%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at June 30, 2003. As a percentage of oil and gas sales, this expense decreased to 4.0% for the six months ended June 30, 2003 from 13.6% for the six months ended June 30, 2002. This percentage decrease was primarily due to (i) the dollar decrease in depreciation, depletion, and amortization of oil and gas properties and (ii) the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2003 and 2002. As a percentage of oil and gas sales, these expenses decreased to 9.6% for the six months ended June 30, 2003 from 17.0% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2003  totaling   $27,828,574  or  121.62%  of  Limited  Partners'  capital
      contributions.

      II-F PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002.

                                               Three Months Ended June 30,
                                               ---------------------------
                                                 2003               2002
                                               --------           --------
      Oil and gas sales                        $729,504           $426,001
      Oil and gas production expenses          $142,634           $ 93,594
      Barrels produced                            6,664              6,518
      Mcf produced                              111,604            101,716
      Average price/Bbl                        $  26.56           $  23.50
      Average price/Mcf                        $   4.95           $   2.68

      As shown in the table above, total oil and gas sales increased $303,503 (71.2%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Of this increase, approximately $253,000 was related to an increase in the average price gas sold. Volumes of oil and gas sold increased 146 barrels and 9,888 Mcf, respectively, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The increase in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the operator on two significant wells during the three months ended June 30, 2003 and (ii) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended June 30, 2003. These increases were partially offset by normal declines in production. Average oil and gas prices increased to $26.56 per barrel and $4.95 per Mcf, respectively, for the three months ended June 30, 2003 from $23.50 per barrel and $2.68 per Mcf, respectively, for the three months ended June 30, 2002.

      The II-F Partnership sold certain oil and gas properties during the three months ended June 30, 2002 and recognized a $50,440 gain on such sales. No such sales occurred during the three months ended June 30, 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $49,040 (52.4%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on one significant well during the three months ended June 30, 2003. As a percentage of oil and gas sales, these expenses decreased to 19.6% for the three months ended June 30, 2003 from 22.0% for the three months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $17,103 (37.8%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves. As a percentage of oil and gas sales, this expense decreased to 3.9% for the three months ended June 30, 2003 from 10.6% for the three months ended June 30, 2002. This percentage decrease was primarily due to
      (i) the increases in the average prices of oil and gas sold and (ii) the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $5,099 (10.0%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This increase was primarily due to a change in the timing of audit fees paid. As a percentage of oil and gas sales, these expenses decreased to 7.7% for the three months ended June 30, 2003 from 11.9% for the three months ended June 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002.

                                                Six Months Ended June 30,
                                                ---------------------------
                                                   2003              2002
                                                ----------         --------
      Oil and gas sales                         $1,470,221         $842,559
      Oil and gas production expenses           $  312,595         $235,143
      Barrels produced                              13,515           14,645
      Mcf produced                                 223,169          219,283
      Average price/Bbl                         $    28.29         $  21.08
      Average price/Mcf                         $     4.87         $   2.43

      As shown in the table above, total oil and gas sales increased $627,662 (74.5%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Of this increase, approximately $97,000 and $545,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil sold decreased 1,130 barrels, while volumes of gas sold increased 3,886 Mcf for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The increase in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the operator on two significant wells during the six months ended June 30, 2003 and (ii) a positive prior period volume adjustment made by the purchaser on one significant well during the six months ended June 30, 2003. These increases were partially offset by normal declines in production. Average oil and gas prices increased to $28.29 per barrel and $4.87 per Mcf, respectively, for the six months ended June 30, 2003 from $21.08 per barrel and $2.43 per Mcf, respectively, for the six months ended June 30, 2002.

      The II-F Partnership sold certain oil and gas properties during the six months ended June 30, 2002 and recognized a $50,440 gain on such sales. No such sales occurred during the six months ended June 30, 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $77,452 (32.9%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on several wells during the six months ended June 30, 2003. These increases were partially offset by workover expenses incurred on several other wells during the six months ended June 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 21.3% for the six months ended June 30, 2003 from 27.9% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $28,318 (28.7%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves. As a percentage of oil and gas sales, this expense decreased to 4.8% for the six months ended June 30, 2003 from 11.7% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2003 and 2002. As a percentage of oil and gas sales, these expenses decreased to 7.8% for the six months ended June 30, 2003 from 13.6% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2003  totaling   $22,379,051  or  130.57%  of  Limited  Partners'  capital
      contributions.

      II-G PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002.

                                               Three Months Ended June 30,
                                               ---------------------------
                                                  2003             2002
                                               ----------        ---------
      Oil and gas sales                        $1,556,629        $905,139
      Oil and gas production expenses          $  304,690        $199,664
      Barrels produced                             13,985          13,676
      Mcf produced                                238,346         216,741
      Average price/Bbl                        $    26.57        $  23.49
      Average price/Mcf                        $     4.97        $   2.69

      As shown in the table above, total oil and gas sales increased $651,490 (72.0%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Of this increase, approximately $543,000 was related to an increase in the average price of gas sold. Volumes of oil and gas sold increased 309 barrels and 21,605 Mcf, respectively, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The increase in volumes of gas sold was primarily due to
      (i) positive prior period volume adjustments made by the operator on two significant wells during the three months ended June 30, 2003 and (ii) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended June 30, 2003. These increases were partially offset by normal declines in production. Average oil and gas prices increased to $26.57 per barrel and $4.97 per Mcf, respectively, for the three months ended June 30, 2003 from $23.49 per barrel and $2.69 per Mcf, respectively, for the three months ended June 30, 2002.

      The II-G Partnership sold certain oil and gas properties during the three months ended June 30, 2002 and recognized a $105,409 gain on such sales. No such sales occurred during the three months ended June 30, 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $105,026 (52.6%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on one significant well during the three months ended June 30, 2003. As a percentage of oil and gas sales, these expenses decreased to 19.6% for the three months ended June 30, 2003 from 22.1% for the three months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $37,364 (38.3%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves. As a percentage of oil and gas sales, this expense decreased to 3.9% for the three months ended June 30, 2003 from 10.8% for the three months ended June 30, 2002. This percentage decrease was primarily due to
      (i) the increases in the average prices of oil and gas sold and (ii) the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $5,818 (5.6%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This increase was primarily due to a change in the timing of audit fees paid. As a percentage of oil and gas sales, these expenses decreased to 7.1% for the three months ended June 30, 2003 from 11.6% for the three months ended June 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002.

                                                Six Months Ended June 30,
                                                ---------------------------
                                                   2003             2002
                                                ----------       ----------
      Oil and gas sales                         $3,125,482       $1,786,842
      Oil and gas production expenses           $  666,180       $  501,012
      Barrels produced                              28,341           30,710
      Mcf produced                                 475,363          467,143
      Average price/Bbl                         $    28.29       $    21.07
      Average price/Mcf                         $     4.89       $     2.44

      As shown in the table above, total oil and gas sales increased $1,338,640 (74.9%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Of this increase, approximately $205,000 and $1,164,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil sold decreased 2,369 barrels, while volumes of gas sold increased 8,220 Mcf for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The increase in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the operator on two significant wells during the six months ended June 30, 2003 and (ii) a positive prior period volume adjustment made by the purchaser on one significant well during the six months ended June 30, 2003. These increases were partially offset by normal declines in production. Average oil and gas prices increased to $28.29 per barrel and $4.89 per Mcf, respectively, for the six months ended June 30, 2003 from $21.07 per barrel and $2.44 per Mcf, respectively, for the six months ended June 30, 2002.

      The II-G Partnership sold certain oil and gas properties during the six months ended June 30, 2002 and recognized a $105,409 gain on such sales. No such sales occurred during the six months ended June 30, 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $165,168 (33.0%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on several wells during the six months ended June 30, 2003. These increases were partially offset by workover expenses incurred on several other wells during the six months ended June 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 21.3% for the six months ended June 30, 2003 from 28.0% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $62,432 (29.3%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves. As a percentage of oil and gas sales, this expense decreased to 4.8% for the six months ended June 30, 2003 from 11.9% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $3,157 (1.4%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 7.2% for the six months ended June 30, 2003 from 12.8% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2003  totaling   $46,668,371  or  123.84%  of  Limited  Partners'  capital
      contributions.

      II-H PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                  2003               2002
                                                --------           --------
      Oil and gas sales                         $373,776           $214,575
      Oil and gas production expenses           $ 73,153           $ 47,835
      Barrels produced                             3,254              3,187
      Mcf produced                                57,382             51,938
      Average price/Bbl                         $  26.60           $  23.46
      Average price/Mcf                         $   5.01           $   2.69

      As shown in the table above, total oil and gas sales increased $159,201 (74.2%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Of this increase, approximately $133,000 was related to an increase in the average price of gas sold. Volumes of oil and gas sold increased 67 barrels and 5,444 Mcf, respectively, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The increase in volumes of gas sold was primarily due to
      (i) positive prior period volume adjustments made by the operator on two significant wells during the three months ended June 30, 2003 and (ii) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended June 30, 2003. Average oil and gas prices increased to $26.60 per barrel and $5.01 per Mcf, respectively, for the three months ended June 30, 2003 from $23.46 per barrel and $2.69 per Mcf, respectively, for the three months ended June 30, 2002.

      The II-H Partnership sold certain oil and gas properties during the three months ended June 30, 2002 and recognized a $24,403 gain on such sales. No such sales occurred during the three months ended June 30, 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $25,318 (52.9%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on one significant well during the three months ended June 30, 2003. As a percentage of oil and gas sales, these expenses decreased to 19.6% for the three months ended June 30, 2003 from 22.3% for the three months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $8,545 (37.6%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves. As a percentage of oil and gas sales, this expense decreased to 3.8% for the three months ended June 30, 2003 from 10.6% for the three months ended June 30, 2002. This percentage decrease was primarily due to
      (i) the increases in the average prices of oil and gas sold and (ii) the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $4,812 (16.3%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This increase was primarily due to a change in the timing of audit fees paid. As a percentage of oil and gas sales, these expenses decreased to 9.2% for the three months ended June 30, 2003 from 13.8% for the three months ended June 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002.

                                                 Six Months Ended June 30,
                                                 -------------------------
                                                  2003              2002
                                                 --------         --------
      Oil and gas sales                          $744,784         $423,019
      Oil and gas production expenses            $159,344         $120,003
      Barrels produced                              6,584            7,141
      Mcf produced                                113,800          111,791
      Average price/Bbl                          $  28.30         $  21.06
      Average price/Mcf                          $   4.91         $   2.44

      As shown in the table above, total oil and gas sales increased $321,765 (76.1%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Of this increase, approximately $48,000 and $281,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil sold decreased 557 barrels, while volumes of gas sold increased 2,009 Mcf for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The increase in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the operator on two significant wells during the six months ended June 30, 2003 and (ii) a positive prior period volume adjustment made by the purchaser on one significant well during the six months ended June 30, 2003. Average oil and gas prices increased to $28.30 per barrel and $4.91 per Mcf, respectively, for the six months ended June 30, 2003 from $21.06 per barrel and $2.44 per Mcf, respectively, for the six months ended June 30, 2002.

      The II-H Partnership sold certain oil and gas properties during the six months ended June 30, 2002 and recognized a $24,403 gain on such sales. No such sales occurred during the six months ended June 30, 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $39,341 (32.8%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on several wells during the six months ended June 30, 2003. These increases were partially offset by workover expenses incurred on several other wells during the six months ended June 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 21.4% for the six months ended June 30, 2003 from 28.4% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $14,240 (28.8%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves. As a percentage of oil and gas sales, this expense decreased to 4.7% for the six months ended June 30, 2003 from 11.7% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2003 and 2002. As a percentage of oil and gas sales, these expenses decreased to 9.5% for the six months ended June 30, 2003 from 16.6% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2003  totaling   $10,854,364  or  118.35%  of  Limited  Partners'  capital
      contributions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Partnerships do not hold any market risk sensitive instruments.

ITEM 4.     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

            Within the 90 days prior to the date of this report, the Partnerships carried out an evaluation under the supervision and with the participation of the Partnerships' management, including their chief executive officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Partnerships' disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Partnerships' chief executive officer and Chief Accounting Officer concluded that the Partnerships' disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnerships required to be included in the Partnerships' periodic filings with the SEC. There have been no significant changes in the Partnerships' internal controls or in other factors which significantly affect the Partnerships' internal controls subsequent to the date the Partnerships carried out this evaluation.

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

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  August 13, 2003              By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  August 13, 2003              By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

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

Dated this 13th day of August, 2003.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

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

Dated this 13th day of August, 2003.


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

Dated this 13th day of August, 2003.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

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

Dated this 13th day of August, 2003.


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

Dated this 13th day of August, 2003.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

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

Dated this 13th day of August, 2003.


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

Dated this 13th day of August, 2003.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

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

Dated this 13th day of August, 2003.


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

Dated this 13th day of August, 2003.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

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

Dated this 13th day of August, 2003.


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

Dated this 13th day of August, 2003.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

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

Dated this 13th day of August, 2003.


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

Dated this 13th day of August, 2003.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

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

Dated this 13th day of August, 2003.


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

Dated this 13th day of August, 2003.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

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

Dated this 13th day of August, 2003.


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