Form 10-Q
period 2003-09-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP II A; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-E; GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-G; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-H
filed 2003-11-14
CIK 824894, 826345, 833054, 833526, 842881, 850506, 851724, 854062

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003

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

                                II-A 73-1295505   II-B 73-1303341
                                II-C 73-1308986   II-D 73-1329761
                                II-E 73-1324751   II-F 73-1330632
       Oklahoma                 II-G 73-1336572   II-H 73-1342476
 ----------------------------   ----------------------------------
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                         Number)
     organization)

   Two West Second Street, Tulsa, Oklahoma              74103
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
                        Yes     X               No
                            ------                    ------
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                        Yes                     No     X
                            ------                    ------

                               PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                             September 30,     December 31,
                                                 2003              2002
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $1,322,728       $  794,035
   Accounts receivable:
      Oil and gas sales                           808,381          658,499
                                               ----------       ----------
        Total current assets                   $2,131,109       $1,452,534

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                2,276,936        2,056,359

DEFERRED CHARGE                                   656,289          656,289
                                               ----------       ----------
                                               $5,064,334       $4,165,182
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  168,434       $  256,595
   Accrued liability - other (Note 1)              26,672           26,672
   Gas imbalance payable                           95,268           95,268
                                               ----------       ----------
        Total current liabilities              $  290,374       $  378,535

LONG-TERM LIABILITIES:
   Accrued liability                           $  217,322       $  217,322
   Asset retirement obligation
      (Note 1)                                    294,555                -
                                               ----------       ----------
        Total long-term liabilities            $  511,877       $  217,322

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  214,754)     ($  241,784)
   Limited Partners, issued and
      outstanding, 484,283 units                4,476,837        3,811,109
                                               ----------       ----------
        Total Partners' capital                $4,262,083       $3,569,325
                                               ----------       ----------
                                               $5,064,334       $4,165,182
                                               ==========       ==========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                 2003             2002
                                              ----------        --------

REVENUES:
   Oil and gas sales                          $1,309,670        $932,585
   Interest income                                 1,993           1,415
                                              ----------        --------
                                              $1,311,663        $934,000

COSTS AND EXPENSES:
   Lease operating                            $  262,604        $264,322
   Production tax                                 75,340          50,654
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  59,426          21,670
   General and administrative
      (Note 2)                                   143,626         136,398
                                              ----------        --------
                                              $  540,996        $473,044
                                              ----------        --------

NET INCOME                                    $  770,667        $460,956
                                              ==========        ========
GENERAL PARTNER - NET INCOME                  $   82,216        $ 47,904
                                              ==========        ========
LIMITED PARTNERS - NET INCOME                 $  688,451        $413,052
                                              ==========        ========
NET INCOME per unit                           $     1.42        $    .85
                                              ==========        ========
UNITS OUTSTANDING                                484,283         484,283
                                              ==========        ========





            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                 2003              2002
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $4,355,746        $2,700,081
   Interest income                                 5,244             3,765
   Gain on sale of oil and gas
      properties                                       -           193,272
                                              ----------        ----------
                                              $4,360,990        $2,897,118

COSTS AND EXPENSES:
   Lease operating                            $  780,795        $  972,953
   Production tax                                255,475           144,989
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 166,456           183,165
   General and administrative
      (Note 2)                                   428,937           425,800
                                              ----------        ----------
                                              $1,631,663        $1,726,907
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $2,729,327        $1,170,211

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                         5,849                 -
                                              ----------        ----------
NET INCOME                                    $2,735,176        $1,170,211
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  287,448        $  133,129
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $2,447,728        $1,037,082
                                              ==========        ==========
NET INCOME per unit                           $     5.05        $     2.14
                                              ==========        ==========
UNITS OUTSTANDING                                484,283           484,283
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                 (Unaudited)
                                                   2003            2002
                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $2,735,176      $1,170,211
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                   (     5,849)              -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 166,456         183,165
      Gain on sale of oil and gas
        properties                                       -     (   193,272)
      Increase in accounts receivable -
        oil and gas sales                      (   149,882)    (   226,204)
      Decrease in deferred charge                        -          27,155
      Decrease in accounts payable             (    88,161)    (       290)
      Decrease in accrued liability -
        other                                            -     (    47,128)
      Increase in accrued liability                      -          14,104
                                                ----------      ----------
Net cash provided by operating
   activities                                   $2,657,740      $  927,741
                                                ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   86,629)    ($   90,928)
   Proceeds from sale of oil and
      gas properties                                     -         340,525
                                                ----------      ----------
Net cash provided (used) by investing
   activities                                  ($   86,629)     $  249,597
                                                ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($2,042,418)    ($  986,722)
                                                ----------      ----------
Net cash used by financing activities          ($2,042,418)    ($  986,722)
                                                ----------      ----------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $  528,693      $  190,616

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             794,035         414,467
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $1,322,728      $  605,083
                                                ==========      ==========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 2003              2002
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  874,106        $  478,067
   Accounts receivable:
      Oil and gas sales                          557,143           481,002
                                              ----------        ----------
        Total current assets                  $1,431,249        $  959,069

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,701,061         1,605,587

DEFERRED CHARGE                                  245,511           245,511
                                              ----------        ----------
                                              $3,377,821        $2,810,167
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  123,745        $  147,990
   Gas imbalance payable                          47,652            47,652
                                              ----------        ----------
        Total current liabilities             $  171,397        $  195,642

LONG-TERM LIABILITIES:
   Accrued liability                          $   52,682        $   52,682
   Asset retirement obligation
      (Note 1)                                   214,372                 -
                                              ----------        ----------
        Total long-term liabilities           $  267,054        $   52,682

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  249,465)      ($  264,786)
   Limited Partners, issued and
      outstanding, 361,719 units               3,188,835         2,826,629
                                              ----------        ----------
        Total Partners' capital               $2,939,370        $2,561,843
                                              ----------        ----------
                                              $3,377,821        $2,810,167
                                              ==========        ==========





            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                       GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                2003              2002
                                              --------          --------

REVENUES:
   Oil and gas sales                          $929,557          $652,635
   Interest income                               1,216               744
                                              --------          --------
                                              $930,773          $653,379

COSTS AND EXPENSES:
   Lease operating                            $194,275          $161,699
   Production tax                               53,481            33,729
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                46,078            10,874
   General and administrative
      (Note 2)                                 107,534           102,337
                                              --------          --------
                                              $401,368          $308,639
                                              --------          --------

NET INCOME                                    $529,405          $344,740
                                              ========          ========
GENERAL PARTNER - NET INCOME                  $ 56,966          $ 35,378
                                              ========          ========
LIMITED PARTNERS - NET INCOME                 $472,439          $309,362
                                              ========          ========
NET INCOME per unit                           $   1.31          $    .86
                                              ========          ========
UNITS OUTSTANDING                              361,719           361,719
                                              ========          ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                 2003              2002
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $2,967,617        $1,905,822
   Interest income                                 3,272             1,736
   Gain on sale of oil and gas
      properties                                       -            20,525
                                              ----------        ----------
                                              $2,970,889        $1,928,083

COSTS AND EXPENSES:
   Lease operating                            $  549,821        $  680,492
   Production tax                                188,768           105,164
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 134,837           135,691
   General and administrative
      (Note 2)                                   325,562           322,772
                                              ----------        ----------
                                              $1,198,988        $1,244,119
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $1,771,901        $  683,964

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                         4,347                 -
                                              ----------        ----------
NET INCOME                                    $1,776,248        $  683,964
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  189,042        $   80,435
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,587,206        $  603,529
                                              ==========        ==========
NET INCOME per unit                           $     4.39        $     1.67
                                              ==========        ==========
UNITS OUTSTANDING                                361,719           361,719
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                  2003              2002
                                              ------------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $1,776,248         $683,964
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                  (     4,347)               -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                134,837          135,691
      Gain on sale of oil and gas
        properties                                      -        (  20,525)
      Increase in accounts receivable -
        oil and gas sales                     (    76,141)       ( 124,979)
      Decrease in accounts payable            (    24,245)       (   9,634)
                                               ----------         --------
Net cash provided by operating
   activities                                  $1,806,352         $664,517
                                               ----------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($   12,676)       ($ 14,047)
   Proceeds from sale of oil and gas
      properties                                    1,084           30,000
                                               ----------         --------
Net cash provided (used) by investing
   activities                                 ($   11,592)        $ 15,953
                                               ----------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($1,398,721)       ($506,583)
                                               ----------         --------
Net cash used by financing activities         ($1,398,721)       ($506,583)
                                               ----------         --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                 $  396,039         $173,887

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            478,067          262,153
                                               ----------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $  874,106         $436,040
                                               ==========         ========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 2003              2002
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  447,281       $  250,767
   Accounts receivable:
      Oil and gas sales                           276,145          236,341
                                               ----------       ----------
        Total current assets                   $  723,426       $  487,108

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  796,584          774,648

DEFERRED CHARGE                                   130,077          130,077
                                               ----------       ----------
                                               $1,650,087       $1,391,833
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   62,802       $   63,712
   Gas imbalance payable                           26,684           26,684
                                               ----------       ----------
        Total current liabilities              $   89,486       $   90,396

LONG-TERM LIABILITIES:
   Accrued Liability                           $   37,248       $   29,815
   Asset retirement obligation
      (Note 1)                                     70,310                -
                                               ----------       ----------
        Total long-term liabilities            $  107,558       $   29,815

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  103,407)     ($   98,831)
   Limited Partners, issued and
      outstanding, 154,621 units                1,556,450        1,370,453
                                               ----------       ----------
        Total Partners' capital                $1,453,043       $1,271,622
                                               ----------       ----------
                                               $1,650,087       $1,391,833
                                               ==========       ==========





            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                2003              2002
                                              --------          --------

REVENUES:
   Oil and gas sales                          $433,234          $324,790
   Interest income                                 622               444
                                              --------          --------
                                              $433,856          $325,234

COSTS AND EXPENSES:
   Lease operating                            $ 89,819          $ 67,563
   Production tax                               28,614            19,283
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                20,844             5,556
   General and administrative
      (Note 2)                                  46,570            44,794
                                              --------          --------
                                              $185,847          $137,196
                                              --------          --------

NET INCOME                                    $248,009          $188,038
                                              ========          ========
GENERAL PARTNER - NET INCOME                  $ 26,615          $ 19,259
                                              ========          ========
LIMITED PARTNERS - NET INCOME                 $221,394          $168,779
                                              ========          ========
NET INCOME per unit                           $   1.43          $   1.09
                                              ========          ========
UNITS OUTSTANDING                              154,621           154,621
                                              ========          ========






            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                 2003             2002
                                              ----------        --------

REVENUES:
   Oil and gas sales                          $1,468,547        $929,549
   Interest income                                 1,688             950
   Gain on sale of oil and gas
      properties                                       -           1,014
   Gain on abandonment                                91               -
                                              ----------        --------
                                              $1,470,326        $931,513

COSTS AND EXPENSES:
   Lease operating                            $  259,204        $267,470
   Production tax                                101,523          56,821
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  66,728          67,887
   General and administrative
      (Note 2)                                   150,924         148,720
                                              ----------        --------
                                              $  578,379        $540,898
                                              ----------        --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $  891,947        $390,615

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                            74               -
                                              ----------        --------
NET INCOME                                    $  892,021        $390,615
                                              ==========        ========
GENERAL PARTNER - NET INCOME                  $   95,024        $ 45,076
                                              ==========        ========
LIMITED PARTNERS - NET INCOME                 $  796,997        $345,539
                                              ==========        ========
NET INCOME per unit                           $     5.15        $   2.23
                                              ==========        ========
UNITS OUTSTANDING                                154,621         154,621
                                              ==========        ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)
                                                   2003            2002
                                                ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $892,021       $390,615
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                    (      74)             -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 66,728         67,887
      Gain on sale of oil and gas
        properties                                      -      (   1,014)
      Gain on abandonment                       (      91)             -
      Increase in accounts receivable -
        oil and gas sales                       (  39,804)     (  68,012)
      Decrease in accounts payable              (     910)     (   5,394)
      Increase in accrued liability                 7,433              -
                                                 --------       --------
Net cash provided by operating
   activities                                    $925,303       $384,082
                                                 --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($ 18,654)     ($  3,832)
   Proceeds from sale of oil and
      gas properties                                  465          2,624
                                                 --------       --------
Net cash used by investing activities           ($ 18,189)     ($  1,208)
                                                 --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($710,600)     ($262,739)
                                                 --------       --------
Net cash used by financing
   activities                                   ($710,600)     ($262,739)
                                                 --------       --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $196,514       $120,135

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            250,767        115,201
                                                 --------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $447,281       $235,336
                                                 ========       ========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 2003              2002
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  831,789       $  561,177
   Accounts receivable:
      Oil and gas sales                           595,656          512,579
                                               ----------       ----------
        Total current assets                   $1,427,445       $1,073,756

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,599,869        1,482,828

DEFERRED CHARGE                                   358,699          358,699
                                               ----------       ----------
                                               $3,386,013       $2,915,283
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  199,424       $  156,725
   Gas imbalance payable                           42,368           42,368
                                               ----------       ----------
        Total current liabilities              $  241,792       $  199,093

LONG-TERM LIABILITIES:
   Accrued liability                           $   96,494       $   96,494
   Asset retirement obligation
      (Note 1)                                    186,008                -
                                               ----------       ----------
        Total long-term liabilities            $  282,502       $   96,494

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  183,901)     ($   76,044)
   Limited Partners, issued and
      outstanding, 314,878 units                3,045,620        2,695,740
                                               ----------       ----------
        Total Partners' capital                $2,861,719       $2,619,696
                                               ----------       ----------
                                               $3,386,013       $2,915,283
                                               ==========       ==========





            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                2003              2002
                                              --------          ---------

REVENUES:
   Oil and gas sales                          $938,668          $786,875
   Interest income                               1,093             1,046
                                              --------          --------
                                              $939,761          $787,921

COSTS AND EXPENSES:
   Lease operating                            $208,376          $174,034
   Production tax                               61,078            49,371
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                53,905            16,673
   General and administrative
      (Note 2)                                  93,751            89,325
                                              --------          --------
                                              $417,110          $329,403
                                              --------          --------

NET INCOME                                    $522,651          $458,518
                                              ========          ========
GENERAL PARTNER - NET INCOME                  $ 57,008          $ 47,248
                                              ========          ========
LIMITED PARTNERS - NET INCOME                 $465,643          $411,270
                                              ========          ========
NET INCOME per unit                           $   1.48          $   1.31
                                              ========          ========
UNITS OUTSTANDING                              314,878           314,878
                                              ========          ========





            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                 2003              2002
                                             ------------       ----------

REVENUES:
   Oil and gas sales                          $2,982,439        $2,122,635
   Interest income                                 3,003             2,149
   Gain on sale of oil and gas
      properties                                       -            11,014
   Gain on abandonment                             1,044                 -
                                              ----------        ----------
                                              $2,986,486        $2,135,798

COSTS AND EXPENSES:
   Lease operating                            $  586,177        $  592,116
   Production tax                                189,487           126,143
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 205,540           150,385
   General and administrative
      (Note 2)                                   286,054           283,396
                                              ----------        ----------
                                              $1,267,258        $1,152,040
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $1,719,228        $  983,758

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                   (     2,344)                -
                                              ----------        ----------
NET INCOME                                    $1,716,884        $  983,758
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  190,004        $  111,696
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,526,880        $  872,062
                                              ==========        ==========
NET INCOME per unit                           $     4.85        $     2.77
                                              ==========        ==========
UNITS OUTSTANDING                                314,878           314,878
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)
                                                  2003            2002
                                              ------------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $1,716,884       $983,758
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Cumulative effect of change in
       accounting for asset retirement
       obligations (Note 1)                         2,344              -
     Depreciation, depletion, and
       amortization of oil and gas
       properties                                 205,540        150,385
     Gain on sale of oil and gas
       properties                                       -      (  11,014)
     Gain on abandonment                      (     1,044)             -
     Increase in accounts receivable -
      oil and gas sales                       (    83,077)     ( 155,032)
     Increase in accounts payable                  42,699         23,264
     Decrease in payable to General
       Partner                                          -      (  65,905)
                                               ----------       --------
Net cash provided by operating
   activities                                  $1,883,346       $925,456
                                               ----------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($  137,873)     ($ 60,566)
   Proceeds from sale of oil and gas
     properties                                         -         16,816
                                               ----------       --------
Net cash used by investing activities         ($  137,873)     ($ 43,750)
                                               ----------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($1,474,861)     ($526,309)
                                               ----------       --------
Net cash used by financing activities         ($1,474,861)     ($526,309)
                                               ----------       --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                 $  270,612       $355,397

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            561,177        170,516
                                               ----------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $  831,789       $525,913
                                               ==========       ========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 2003              2002
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  653,390        $  388,042
   Accounts receivable:
      Oil and gas sales                          419,455           362,987
                                              ----------        ----------
        Total current assets                  $1,072,845        $  751,029

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,442,877         1,425,028

DEFERRED CHARGE                                  209,297           209,297
                                              ----------        ----------
                                              $2,725,019        $2,385,354
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   63,306        $   85,744
   Gas imbalance payable                          43,443            43,443
                                              ----------        ----------
        Total current liabilities             $  106,749        $  129,187

LONG-TERM LIABILITIES:
   Accrued liability                          $    4,116        $    7,264
   Asset retirement obligation
      (Note 1)                                    98,139                 -
                                              ----------        ----------
        Total long-term liabilities           $  102,255        $    7,264

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  116,588)      ($  131,864)
   Limited Partners, issued and
      outstanding, 228,821 units               2,632,603         2,380,767
                                              ----------        ----------
        Total Partners' capital               $2,516,015        $2,248,903
                                              ----------        ----------
                                              $2,725,019        $2,385,354
                                              ==========        ==========





            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                2003              2002
                                              --------          --------

REVENUES:
   Oil and gas sales                          $657,561          $589,004
   Interest income                                 924               510
                                              --------          --------
                                              $658,485          $589,514

COSTS AND EXPENSES:
   Lease operating                            $105,677          $ 82,803
   Production tax                               49,150            45,209
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                43,663            23,120
   General and administrative
      (Note 2)                                  68,413            66,510
                                              --------          --------
                                              $266,903          $217,642
                                              --------          --------

NET INCOME                                    $391,582          $371,872
                                              ========          ========
GENERAL PARTNER - NET INCOME                  $ 42,995          $ 39,217
                                              ========          ========
LIMITED PARTNERS - NET INCOME                 $348,587          $332,655
                                              ========          ========
NET INCOME per unit                           $   1.52          $   1.45
                                              ========          ========
UNITS OUTSTANDING                              228,821           228,821
                                              ========          ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                2003               2002
                                             ----------         ----------

REVENUES:
   Oil and gas sales                         $2,184,324         $1,461,055
   Interest income                                2,465              1,285
   Gain on sale of oil and gas
      properties                                      -             20,604
                                             ----------         ----------
                                             $2,186,789         $1,482,944

COSTS AND EXPENSES:
   Lease operating                           $  334,855         $  304,240
   Production tax                               150,292            111,721
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                104,230            141,472
   General and administrative
      (Note 2)                                  215,289            214,576
                                             ----------         ----------
                                             $  804,666         $  772,009
                                             ----------         ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                      $1,382,123         $  710,935

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                        3,090                  -
                                             ----------         ----------
NET INCOME                                   $1,385,213         $  710,935
                                             ==========         ==========
GENERAL PARTNER - NET INCOME                 $  147,377         $   83,697
                                             ==========         ==========
LIMITED PARTNERS - NET INCOME                $1,237,836         $  627,238
                                             ==========         ==========
NET INCOME per unit                          $     5.41         $     2.74
                                             ==========         ==========
UNITS OUTSTANDING                               228,821            228,821
                                             ==========         ==========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)
                                                  2003            2002
                                              ------------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $1,385,213       $710,935
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                  (     3,090)             -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                104,230        141,472
      Gain on sale of oil and gas
        properties                                      -      (  20,604)
      Increase in accounts receivable -
        oil and gas sales                     (    56,468)     (  88,552)
      Increase (decrease) in accounts
        payable                               (    22,438)         1,495
      Decrease in payable to General
        Partner                                         -      ( 115,045)
      Decrease in accrued liability           (     3,148)     (   1,845)
                                               ----------       --------
Net cash provided by operating
   activities                                  $1,404,299       $627,856
                                               ----------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($   20,850)     ($187,402)
   Proceeds from the sale of oil and
      gas properties                                    -         22,189
                                               ----------       --------
Net cash used by investing activities         ($   20,850)     ($165,213)
                                               ----------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($1,118,101)     ($307,338)
                                               ----------       --------
Net cash used by financing activities         ($1,118,101)     ($307,338)
                                               ----------       --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                 $  265,348       $155,305

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            388,042        242,032
                                               ----------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $  653,390       $397,337
                                               ==========       ========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 2003              2002
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  624,096       $  453,233
   Accounts receivable:
      Oil and gas sales                           385,238          352,341
                                               ----------       ----------
        Total current assets                   $1,009,334       $  805,574

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,341,629        1,311,537

DEFERRED CHARGE                                    36,774           36,774
                                               ----------       ----------
                                               $2,387,737       $2,153,885
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   49,624       $   71,740
   Gas imbalance payable                            6,701            6,701
                                               ----------       ----------
        Total current liabilities              $   56,325       $   78,441

LONG-TERM LIABILITIES:
   Accrued liability                           $   15,443       $   15,443
   Asset retirement obligation
      (Note 1)                                     99,477                -
                                               ----------       ----------
        Total long-term liabilities            $  114,920       $   15,443

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   85,436)     ($   95,526)
   Limited Partners, issued and
      outstanding, 171,400 units                2,301,928        2,155,527
                                               ----------       ----------
        Total Partners' capital                $2,216,492       $2,060,001
                                               ----------       ----------
                                               $2,387,737       $2,153,885
                                               ==========       ==========





            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                  2003              2002
                                                --------          --------

REVENUES:
   Oil and gas sales                            $595,801          $527,359
   Interest income                                   890               720
                                                --------          --------
                                                $596,691          $528,079

COSTS AND EXPENSES:
   Lease operating                              $ 65,077          $ 71,911
   Production tax                                 36,964            32,944
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  40,679            43,130
   General and administrative
      (Note 2)                                    51,225            50,277
                                                --------          --------
                                                $193,945          $198,262
                                                --------          --------

NET INCOME                                      $402,746          $329,817
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 43,846          $ 36,791
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $358,900          $293,026
                                                ========          ========
NET INCOME per unit                             $   2.09          $   1.71
                                                ========          ========
UNITS OUTSTANDING                                171,400           171,400
                                                ========          ========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                 2003              2002
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $2,066,022        $1,369,918
   Interest income                                 2,471             1,827
   Gain on sale of oil and gas
      properties                                       -            50,440
                                              ----------        ----------
                                              $2,068,493        $1,422,185

COSTS AND EXPENSES:
   Lease operating                            $  283,172        $  253,958
   Production tax                                131,464            86,040
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 111,162           141,931
   General and administrative
      (Note 2)                                   165,729           165,185
                                              ----------        ----------
                                              $  691,527        $  647,114
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $1,376,966        $  775,071

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                         4,938                 -
                                              ----------        ----------
NET INCOME                                    $1,381,904        $  775,071
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  147,503        $   90,098
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,234,401        $  684,973
                                              ==========        ==========
NET INCOME per unit                           $     7.20        $     4.00
                                              ==========        ==========
UNITS OUTSTANDING                                171,400           171,400
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                 2003             2002
                                              -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $1,381,904       $775,071
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                  (     4,938)             -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                111,162        141,931
      Gain on sale of oil and gas
        properties                                      -      (  50,440)
      Increase in accounts receivable -
        oil and gas sales                     (    32,897)     (  89,331)
      Increase (decrease) in accounts
        payable                               (    22,116)         7,436
                                               ----------       --------
Net cash provided by operating
   activities                                  $1,433,115       $784,667
                                               ----------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($   37,729)     ($ 67,837)
   Proceeds from sale of oil and
      gas properties                                  890         54,883
                                               ----------       --------
Net cash used by investing
   activities                                 ($   36,839)     ($ 12,954)
                                               ----------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($1,225,413)     ($672,380)
                                               ----------       --------
Net cash used by financing
   activities                                 ($1,225,413)     ($672,380)
                                               ----------       --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                 $  170,863       $ 99,333

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            453,233        278,738
                                               ----------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $  624,096       $378,071
                                               ==========       ========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 2003              2002
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $1,322,979       $  959,481
   Accounts receivable:
      Oil and gas sales                           817,728          745,529
                                               ----------       ----------
        Total current assets                   $2,140,707       $1,705,010

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                2,890,776        2,821,960

DEFERRED CHARGE                                    79,136           79,136
                                               ----------       ----------
                                               $5,110,619       $4,606,106
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  107,073       $  153,893
   Gas imbalance payable                           16,907           16,907
                                               ----------       ----------
        Total current liabilities              $  123,980       $  170,800

LONG-TERM LIABILITIES:
   Accrued liability                           $   31,075       $   31,075
   Asset retirement obligation
      (Note 1)                                    214,476                -
                                               ----------       ----------
        Total long-term liabilities            $  245,551       $   31,075

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   75,359)     ($   97,205)
   Limited Partners, issued and
      outstanding, 372,189 units                4,816,447        4,501,436
                                               ----------       ----------
        Total Partners' capital                $4,741,088       $4,404,231
                                               ----------       ----------
                                               $5,110,619       $4,606,106
                                               ==========       ==========





            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                 2003              2002
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,262,790        $1,115,779
   Interest income                                 1,925             1,575
   Gain on sale of oil and gas
      properties                                       -                 -
                                              ----------        ----------
                                              $1,264,715        $1,117,354

COSTS AND EXPENSES:
   Lease operating                            $  140,542        $  154,903
   Production tax                                 78,758            69,875
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  88,464            91,939
   General and administrative
      (Note 2)                                   110,340           106,071
                                              ----------        ----------
                                              $  418,104        $  422,788
                                              ----------        ----------

NET INCOME                                    $  846,611        $  694,566
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   92,431        $   77,573
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  754,180        $  616,993
                                              ==========        ==========
NET INCOME per unit                           $     2.03        $     1.66
                                              ==========        ==========
UNITS OUTSTANDING                                372,189           372,189
                                              ==========        ==========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                 2003              2002
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $4,388,272        $2,902,621
   Interest income                                 5,340             4,214
   Gain on sale of oil and gas
      properties                                       -           105,409
                                              ----------        ----------
                                              $4,393,612        $3,012,244

COSTS AND EXPENSES:
   Lease operating                            $  604,882        $  542,854
   Production tax                                280,598           182,936
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 238,823           304,730
   General and administrative
      (Note 2)                                   335,057           333,945
                                              ----------        ----------
                                              $1,459,360        $1,364,465
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $2,934,252        $1,647,779

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                        10,247                 -
                                              ----------        ----------
NET INCOME                                    $2,944,499        $1,647,779
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  314,488        $  191,782
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $2,630,011        $1,455,997
                                              ==========        ==========
NET INCOME per unit                           $     7.07        $     3.91
                                              ==========        ==========
UNITS OUTSTANDING                                372,189           372,189
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                   2003            2002
                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $2,944,499      $1,647,779
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of changes in
        accounting for asset retirement
        obligations (Note 1)                   (    10,247)              -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 238,823         304,730
      Gain on sale of oil and gas
        Properties                                       -     (   105,409)
      Increase in accounts receivable -
        oil and gas sales                      (    72,199)    (   189,569)
      Increase (decrease) in accounts
        payable                                (    46,820)         16,624
                                                ----------      ----------
Net cash provided by operating
   activities                                   $3,054,056      $1,674,155
                                                ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   84,426)    ($  143,709)
   Proceeds from sale of oil and
      gas properties                                 1,510         114,809
                                                ----------      ----------
Net cash used by investing activities          ($   82,916)    ($   28,900)
                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($2,607,642)    ($1,470,970)
                                                ----------      ----------
Net cash used by financing activities          ($2,607,642)    ($1,470,970)
                                                ----------      ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $  363,498      $  174,285

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             959,481         625,720
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $1,322,979      $  800,005
                                                ==========      ==========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 2003              2002
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  313,317       $  224,669
   Accounts receivable:
      Oil and gas sales                           195,070          176,539
                                               ----------       ----------
        Total current assets                   $  508,387       $  401,208

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  684,496          664,355

DEFERRED CHARGE                                    20,637           20,637
                                               ----------       ----------
                                               $1,213,520       $1,086,200
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   27,126       $   37,271
   Gas imbalance payable                            3,596            3,596
                                               ----------       ----------
        Total current liabilities              $   30,722       $   40,867

LONG-TERM LIABILITIES:
   Accrued liability                           $    8,079       $    8,079
   Asset retirement obligation
      (Note 1)                                     52,515            -
                                               ----------       ----------
        Total long-term liabilities            $   60,594       $    8,079

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   48,215)     ($   53,547)
   Limited Partners, issued and
      outstanding, 91,711 units                 1,170,419        1,090,801
                                               ----------       ----------
        Total Partners' capital                $1,122,204       $1,037,254
                                               ----------       ----------
                                               $1,213,520       $1,086,200
                                               ==========       ==========





            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                  2003              2002
                                                --------          --------

REVENUES:
   Oil and gas sales                            $299,711          $264,779
   Interest income                                   430               364
   Gain on sale of oil and gas
      properties                                       -                 -
                                                --------          --------
                                                $300,141          $265,143

COSTS AND EXPENSES:
   Lease operating                              $ 34,443          $ 37,756
   Production tax                                 18,877            16,687
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  21,385            22,005
   General and administrative
      (Note 2)                                    27,750            28,128
                                                --------          --------
                                                $102,455          $104,576
                                                --------          --------

NET INCOME                                      $197,686          $160,567
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 21,651          $ 18,001
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $176,035          $142,566
                                                ========          ========
NET INCOME per unit                             $   1.92          $   1.55
                                                ========          ========
UNITS OUTSTANDING                                 91,711            91,711
                                                ========          ========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                 2003               2002
                                              ----------          --------

REVENUES:
   Oil and gas sales                          $1,044,495          $687,798
   Interest income                                 1,178               848
   Gain on sale of oil and gas
      properties                                       -            24,403
                                              ----------          --------
                                              $1,045,673          $713,049

COSTS AND EXPENSES:
   Lease operating                            $  145,395          $130,833
   Production tax                                 67,269            43,613
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  56,629            71,489
   General and administrative
      (Note 2)                                    98,506            98,189
                                              ----------          --------
                                              $  367,799          $344,124
                                              ----------          --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $  677,874          $368,925

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                         2,536                 -
                                              ----------          --------
NET INCOME                                    $  680,410          $368,925
                                              ==========          ========
GENERAL PARTNER - NET INCOME                  $   72,792          $ 43,242
                                              ==========          ========
LIMITED PARTNERS - NET INCOME                 $  607,618          $325,683
                                              ==========          ========
NET INCOME per unit                           $     6.63          $   3.55
                                              ==========          ========
UNITS OUTSTANDING                                 91,711            91,711
                                              ==========          ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                    2003             2002
                                                 ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $680,410         $368,925
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                     (   2,536 )              -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  56,629           71,489
      Gain on sale of oil and gas
        Properties                                       -        (  24,403)
      Increase in accounts receivable -
        oil and gas sales                        (  18,531)       (  45,122)
      Increase (decrease) in accounts
        payable                                  (  10,145)           4,214
                                                  --------         --------
Net cash provided by operating
   activities                                     $705,827         $375,103
                                                  --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                          ($ 21,914)       ($ 34,048)
   Proceeds from sale of oil and
      Gas properties                                   195           26,568
                                                  --------         --------

Net cash used by investing activities            ($ 21,719)       ($  7,480)
                                                  --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                            ($595,460)       ($306,273)
                                                  --------         --------
Net cash used by financing activities            ($595,460)       ($306,273)
                                                  --------         --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                    $ 88,648         $ 61,350

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             224,669          136,988
                                                  --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $313,317         $198,338
                                                  ========         ========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

              GEODYNE ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
              CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of September 30, 2003, combined statements of operations for the three and nine months ended September 30, 2003 and 2002, and combined statements of cash flows for the nine months ended September 30, 2003 and 2002 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a
      "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at September 30, 2003, the combined results of operations for the three and nine months ended September 30, 2003 and 2002, and the combined cash flows for the nine months ended September 30, 2003 and 2002.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2002. The results of operations for the period ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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


      ACCRUED LIABILITY - OTHER
      -------------------------

      The Accrued Liability - Other at September 30, 2003 and December 31, 2002 for the II-A Partnership represents a charge accrued for the payment of a judgment related to plugging liabilities, which judgment is currently under appeal.

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

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the nine months ended September 30, 2003, the II-A, II-B, II-C, II-D, II-E, II-F, II-G, and II-H Partnerships recognized approximately $9,000, $6,000, $3,000, $7,000, $3,000, $4,000, $8,000 and $2,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.

      If this accounting policy had been in effect on January 1, 2002, the proforma impact for the II-A, II-B, II-C, II-D, II-E, II-F, II-G, and II-H Partnerships during the nine months ended September 30, 2002 would have been an increase in depreciation, depletion, and amortization expense of approximately $9,000, $6,000, $2,000, $7,000, $5,000, $4,000, $9,000, and
      $2,000, respectively.

2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended September 30, 2003, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        ------------------        --------------
               II-A                  $16,183                $127,443
               II-B                   12,344                  95,190
               II-C                    5,881                  40,689
               II-D                   10,888                  82,863
               II-E                    8,197                  60,216
               II-F                    6,120                  45,105
               II-G                   12,396                  97,944
               II-H                    3,615                  24,135

      During the nine months ended September 30, 2003, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        ------------------        --------------
               II-A                  $46,608                $382,329
               II-B                   39,992                 285,570
               II-C                   28,857                 122,067
               II-D                   37,465                 248,589
               II-E                   34,641                 180,648
               II-F                   30,414                 135,315
               II-G                   41,225                 293,832
               II-H                   26,101                  72,405

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 2003 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures for new wells or well recompletions or workovers, however, may reduce or eliminate cash available for a particular quarterly distribution. During the nine months ended September 30, 2002, capital expenditures for the II-A Partnership totaled $90,928. These expenditures were primarily due to drilling activities in a large unitized property, the Willamar Community E Unit, located in Willacy County, Texas, in which the II-A Partnership owns a working interest of approximately 11.5%. These activities were successful leading to an increase in both oil and gas reserves and production on this property. During the nine months ended September 30, 2002, capital expenditures for the II-D Partnership totaled $60,566. These expenditures were primarily due to the drilling of the Crusch A 1-3 well located in Roosevelt County, Montana, in which the II-D Partnership owns a working interest of approximately 11.5%. These activities were successful leading to an increase in both oil and gas reserves and production on this property. During the nine months ended September 30, 2002, capital expenditures for the II-E Partnership totaled $187,402. These expenditures were primarily due to the drilling of the Ernest Frey #1 and Mordello Vincent #7 wells located in Acadia Parish, Louisiana, in each of which the II-E Partnership owns a working interest of approximately 5.8%. These activities were successful leading to an increase in oil reserves and production on these wells. In addition, during the nine months ended September 30, 2002, capital expenditures for the II-F, II-G, and II-H Partnerships totaled $67,837, $143,709, and $34,048, respectively. These expenditures were primarily due to a recompletion on the CH Weir B well located in Lea County, New Mexico. These activities were successful leading to an increase in both oil and gas reserves and production on this well. The II-F, II-G, and II-H Partnerships own working interests of approximately 4.0%, 8.3%, and 1.9%, respectively, in this well. Any other capital expenditures incurred by the Partnerships during the nine months ended September 30, 2003 and 2002 were not material to the Partnerships' cash flows.

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

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties for each oil and gas field (rather than separately for each well). If the unamortized costs of oil and gas properties within a field exceeds the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the estimated discounted future cash flows from the properties. The risk that the Partnerships will be required to record impairment provisions in the future increases as oil and gas prices decrease.

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

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the nine months ended September 30, 2003, the II-A, II-B, II-C, II-D, II-E, II-F, II-G, and II-H Partnerships recognized approximately $9,000, $6,000, $3,000, $7,000, $3,000, $4,000, $8,000 and $2,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.


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

                               II-A Partnership
                               ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             517,852        5,817,550
         Production                             ( 16,246)      (  182,843)
         Revisions of previous
            estimates                              2,844           12,124
                                                 -------        ---------

      Proved reserves, March 31, 2003            504,450        5,646,831
         Production                             ( 22,322)      (  192,809)
         Extensions and discoveries               18,202           23,004
         Revisions of previous
            estimates                             94,420        1,104,781
                                                 -------        ---------
      Proved reserves, June 30, 2003             594,750        6,581,807
         Production                             ( 17,987)      (  180,852)
         Revisions of previous
            estimates                           (  7,771)      (   71,904)
                                                 -------        ---------
      Proved reserves, Sept. 30, 2003            568,992        6,329,051
                                                 =======        =========

                                II-B Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             359,624        4,443,545
         Production                             ( 10,041)      (  137,522)
         Revisions of previous
            estimates                           (  2,611)      (    1,847)
                                                 -------        ---------

      Proved reserves, March 31, 2003            346,972        4,304,176
         Production                             (  9,804)      (  151,089)
         Revisions of previous
            estimates                             92,624          852,286
                                                 -------        ---------

      Proved reserves, June 30, 2003             429,792        5,005,373
         Production                             ( 11,170)      (  135,853)
         Revisions of previous
            estimates                                564       (   59,164)
                                                 -------        ---------

      Proved reserves, Sept. 30, 2003            419,186        4,810,356
                                                 =======        =========

                               II-C Partnership
                               ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             128,944        3,120,468
         Production                             (  3,777)      (   78,149)
         Revisions of previous
            estimates                           (    210)      (   12,847)
                                                 -------        ---------

      Proved reserves, March 31, 2003            124,957        3,029,472
         Production                             (  3,261)      (   93,177)
         Revisions of previous
            estimates                             43,042          569,574
                                                 -------        ---------

      Proved reserves, June 30, 2003             164,738        3,505,869
         Production                             (  3,903)      (   74,009)
         Revisions of previous
            estimates                                471       (   50,300)
                                                 -------        ---------

      Proved reserves, Sept. 30, 2003            161,306        3,381,560
                                                 =======        =========

                                II-D Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             186,724        7,948,973
         Production                             (  6,730)      (  164,162)
         Revisions of previous
            estimates                                104       (    6,291)
                                                 -------        ---------

      Proved reserves, March 31, 2003            180,098        7,778,520
         Production                             (  3,172)      (  218,619)
         Revisions of previous
            estimates                             18,742        1,463,484
                                                 -------        ---------

      Proved reserves, June 30, 2003             195,668        9,023,385
         Production                             (  4,672)      (  180,894)
         Revisions of previous
            estimates                           (  2,171)      (   74,819)
                                                 -------        ---------

      Proved reserves, Sept. 30, 2003            188,825        8,767,672
                                                 =======        =========

                                II-E Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             173,164        4,192,406
         Production                             (  5,319)      (  111,215)
         Revisions of previous
            estimates                                722           10,746
                                                 -------        ---------

      Proved reserves, March 31, 2003            168,567        4,091,937
         Production                             (  4,892)      (  125,153)
         Revisions of previous
            estimates                             24,112        1,085,980
                                                 -------        ---------

      Proved reserves, June 30, 2003             187,787        5,052,764
         Production                             (  4,824)      (  119,454)
         Extensions and discoveries                   29           13,257
         Revisions of previous
            estimates                              1,148       (   67,086)
                                                 -------        ---------

      Proved reserves, Sept. 30, 2003            184,140        4,879,481
                                                 =======        =========

                                II-F Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             230,274        2,962,281
         Production                             (  6,851)      (  111,565)
         Revisions of previous
            estimates                              2,654           52,338
                                                 -------        ---------

      Proved reserves, March 31, 2003            226,077        2,903,054
         Production                             (  6,664)      (  111,604)
         Revisions of previous
            estimates                             58,391        1,084,618
                                                 -------        ---------

      Proved reserves, June 30, 2003             277,804        3,876,068
         Production                             (  6,106)      (  108,194)
         Extensions and discoveries                2,881            1,207
         Revisions of previous
            estimates                              5,544       (   65,918)
                                                 -------        ---------

      Proved reserves, Sept. 30, 2003            280,123        3,703,163
                                                 =======        =========

                                II-G Partnership
                               ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             483,873        6,369,980
         Production                             ( 14,356)      (  237,017)
         Extensions and discoveries                  207              108
         Revisions of previous
            estimates                              5,364          112,320
                                                 -------        ---------

      Proved reserves, March 31, 2003            475,088        6,245,391
         Production                             ( 13,985)      (  238,346)
         Extensions and discoveries
         Revisions of previous
            estimates                            122,287        2,319,224
                                                 -------        ---------

      Proved reserves, June 30, 2003             583,390        8,326,269
         Production                             ( 12,803)      (  230,579)
         Extensions and discoveries                5,867           19,650
         Revisions of previous
            estimates                             11,712       (  147,554)
                                                 -------        ---------

      Proved reserves, Sept. 30, 2003            588,166        7,967,786
                                                 =======        =========

                                II-H Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             113,085        1,553,934
         Production                             (  3,330)      (   56,418)
         Revisions of previous
            estimates                              1,317           27,210
                                                 -------        ---------

      Proved reserves, March 31, 2003            111,072        1,524,726
         Production                             (  3,254)      (   57,382)
         Revisions of previous
            estimates                             28,117          557,281
                                                 -------        ---------

      Proved reserves, June 30, 2003             135,935        2,024,625
         Production                             (  2,973)      (   55,110)
         Extensions and discoveries                1,174            7,265
         Revisions of previous
            estimates                              3,017       (   35,123)
                                                 -------        ---------

      Proved reserves, Sept. 30, 2003            137,153        1,941,657
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

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of September 30, 2003, June 30, 2003 March 31, 2003, and December 31, 2002. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the gas prices in effect on the dates corresponding to the reserve valuations. Changes in the oil and gas prices cause the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to September 30, 2003. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at September 30, 2003 will actually be realized for such production.

                              Net Present Value of Reserves (In 000's)
                        ---------------------------------------------------
      Partnership       9/30/03       6/30/03        3/31/03       12/31/02
      -----------       -------       -------        -------       --------
         II-A           $15,600       $18,429        $17,432        $16,956
         II-B            11,594        13,270         12,350         12,055
         II-C             7,488         8,623          8,226          7,938
         II-D            17,982        21,207         20,133         19,071
         II-E             9,937        11,660         10,496         10,193
         II-F             9,285        10,816          9,282          9,142
         II-G            19,797        23,043         19,797         19,484
         II-H             4,747         5,520          4,752          4,671

                                        Oil and Gas Prices
                        ---------------------------------------------------
        Pricing         9/30/03       6/30/03        3/31/03       12/31/02
      -----------       -------       -------        -------       --------
      Oil (Bbl)         $ 26.00       $ 27.00        $ 27.75        $ 28.00
      Gas (Mcf)            4.58          5.18           5.06           4.74

      The Partnerships had downward revisions in the estimated net present value of reserves at September 30, 2003 as compared to June 30, 2003 primarily due to decreases in the oil and gas prices used to value the reserves.


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

      Recently, while economic factors have been relatively unfavorable for oil and natural gas demand, oil prices, to an extent, have benefited from the political uncertainty associated with the increase in terrorist activities in parts of the world. In the last few years, natural gas prices have varied significantly, from very high prices in late 2000 and early 2001, to low prices in late 2001 and early 2002, to rising prices in the later part of 2002 and early 2003. The high natural gas prices were associated with cold winter weather and decreased supply from reduced capital investment for new drilling, while the low prices were associated with warm winter weather and reduced economic activity. The more recent increase in prices is the result of increased demand from weather patterns, the pricing effect of relatively high oil prices and increased concern about the ability of the industry to meet any longer-term demand increases based upon current drilling activity.

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

      II-A PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                   2003            2002
                                                ----------       --------
      Oil and gas sales                         $1,309,670       $932,585
      Oil and gas production expenses           $  337,944       $314,976
      Barrels produced                              17,987         13,602
      Mcf produced                                 180,852        193,018
      Average price/Bbl                         $    26.32       $  26.25
      Average price/Mcf                         $     4.62       $   2.98

      As shown in the table above, total oil and gas sales increased $377,085 (40.4%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Of this increase, approximately (i) $297,000 was related to an increase in the average price of gas sold and
      (ii) $115,000 was related to an increase in volumes of oil sold. Volumes of oil sold increased 4,385 barrels, while volumes of gas sold decreased 12,166 Mcf for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The increase in volumes of oil sold was primarily due to (i) an increase in production on one significant well due to the successful recompletion of that well during mid 2002, (ii) an increase in production on another significant well due to the successful workover of that well during mid 2003, and (iii) the successful completion of a new well during mid 2002. Average oil and gas prices increased to $26.32 per barrel and $4.62 per Mcf, respectively, for the three months ended September 30, 2003 from $26.25 per barrel and $2.98 per Mcf, respectively, for the three months ended September 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $22,968 (7.3%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 25.8% for the three months ended September 30, 2003 from 33.8% for the three months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $37,756 (174.2%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. This increase was primarily due to (i) downward revisions in the estimates of remaining oil and gas reserves for the three months ended September 30, 2003 and
      (ii) an increase in depletable oil and gas properties primarily due to recompletion activities on one significant well during the three months ended September 30,

      2003. As a percentage of oil and gas sales, these expenses increased to 4.5% for the three months ended September 30, 2003 from 2.3% for the three months ended September 30, 2002. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $7,228 (5.3%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 11.0% for the three months ended September 30, 2003 from 14.6% for the three months ended September 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                   2003             2002
                                                ----------       ----------
      Oil and gas sales                         $4,355,746       $2,700,081
      Oil and gas production expenses           $1,036,270       $1,117,942
      Barrels produced                              56,555           44,969
      Mcf produced                                 556,504          618,085
      Average price/Bbl                         $    27.68       $    22.55
      Average price/Mcf                         $     5.01       $     2.73

      As shown in the table above, total oil and gas sales increased $1,655,665 (61.3%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Of this increase, approximately (i) $290,000 and $1,272,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $261,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $167,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 11,586 barrels, while volumes of gas sold decreased 61,581 Mcf for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The increase in volumes of oil sold was primarily due to (i) an increase in production on one significant well due to the successful recompletion of that well during mid 2002, (ii) the successful completion of a new well during mid 2002, and (iii) a positive prior period volume adjustment made by the purchaser on another significant well during the nine months ended September 30, 2003. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) a positive prior period gas balancing adjustment on one significant well during the nine months ended September 30, 2002, and (iii) positive prior period volume adjustments made by the operators on two significant wells during the nine months ended September 30, 2002. Average oil and gas prices increased to $27.68 per barrel and $5.01 per Mcf, respectively, for the nine months ended September 30, 2003 from $22.55 per barrel and $2.73 per Mcf, respectively, for the nine months ended September 30, 2002.

      As discussed in Liquidity and Capital Resources above, the II-A Partnership sold certain oil and gas properties during the nine months ended September 30, 2002 and recognized a $193,272 gain on such sales. No such sales occurred during the nine months ended September 30, 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $81,672 (7.3%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This decrease was primarily due to workover expenses incurred on several wells during the nine months ended September 30, 2002. This decrease was partially offset by (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) a partial reversal during the nine months ended September 30, 2002 of approximately $22,000 (due to a partial post judgment settlement) of a charge previously accrued for this judgment. As a percentage of oil and gas sales, these expenses decreased to 23.8% for the nine months ended September 30, 2003 from 41.4% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $16,709 (9.1%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. As a percentage of oil and gas sales, this expense decreased to 3.8% for the nine months ended September 30, 2003 from 6.8% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2003 and 2002. As a percentage of oil and gas sales, these expenses decreased to 9.8% for the nine months ended September 30, 2003 from 15.8% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2003 totaling $57,337,357 or 118.40% of Limited Partners' capital contributions.

      II-B PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                  2003             2002
                                                --------         --------
      Oil and gas sales                         $929,557         $652,635
      Oil and gas production expenses           $247,756         $195,428
      Barrels produced                            11,170            9,413
      Mcf produced                               135,853          139,524
      Average price/Bbl                         $  28.99         $  26.18
      Average price/Mcf                         $   4.46         $   2.91

      As shown in the table above, total oil and gas sales increased $276,922 (42.4%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Of this increase, approximately (i) $31,000 and $210,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $46,000 was related to an increase in volumes of oil sold. Volumes of oil sold increased 1,757 barrels, while volumes of gas sold decreased 3,671 Mcf for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The increase in volumes of oil sold was primarily due to an increase in production on one significant well due to the successful workover of that well during mid 2003. Average oil and gas prices increased to $28.99 per barrel and $4.46 per Mcf, respectively, for the three months ended September 30, 2003 from $26.18 per barrel and $2.91 per Mcf, respectively, for the three months ended September 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $52,328 (26.8%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. This increase was primarily due to (i) workover expenses incurred on one significant well during the three months ended September 30, 2003 and
      (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 26.7% for the three months ended September 30, 2003 from 29.9% for the three months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $35,204 (323.7%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. This increase was primarily due to substantial downward revisions in the estimates of remaining oil and gas reserves on one significant well during the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. As a percentage of oil and gas sales, this expense increased to 5.0% for the three months ended September 30, 2003 from 1.7% for the three months ended September 30, 2002. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $5,197 (5.1%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 11.6% for the three months ended September 30, 2003 from 15.7% for the three months ended September 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                   2003             2002
                                                ----------       ----------
      Oil and gas sales                         $2,967,617       $1,905,822
      Oil and gas production expenses           $  738,589       $  785,656
      Barrels produced                              31,015           30,747
      Mcf produced                                 424,464          462,665
      Average price/Bbl                         $    28.95       $    22.93
      Average price/Mcf                         $     4.88       $     2.60

      As shown in the table above, total oil and gas sales increased $1,061,795 (55.7%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Of this increase, approximately $187,000 and $968,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil sold increased 268 barrels, while volumes of gas sold decreased 38,201 Mcf for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Average oil and gas prices increased to $28.95 per barrel and $4.88 per Mcf, respectively, for the nine months ended September 30, 2003 from $22.93 per barrel and $2.60 per Mcf, respectively, for the nine months ended September 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $47,067 (6.0%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This decrease was primarily due to (i) workover expenses incurred on several wells during the nine months ended September 30, 2002 and (ii) a decrease in lease operating expenses associated with the decrease in volumes of gas sold. These decreases were partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to

      24.9% for the nine months ended September 30, 2003 from 41.2% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties remained relatively constant for the nine months ended September 30, 2003 and 2002. As a percentage of oil and gas sales, this expense decreased to 4.5% for the nine months ended September 30, 2003 from 7.1% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2003 and 2002. As a percentage of oil and gas sales, these expenses decreased to 11.0% for the nine months ended September 30, 2003 from 16.9% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2003 totaling $41,281,916 or 114.13% of Limited Partners' capital contributions.

      II-C PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                    2003             2002
                                                  --------         --------
      Oil and gas sales                           $433,234         $324,790
      Oil and gas production expenses             $118,433         $ 86,846
      Barrels produced                               3,903            3,328
      Mcf produced                                  74,009           86,084
      Average price/Bbl                           $  29.12         $  26.40
      Average price/Mcf                           $   4.32         $   2.75

      As shown in the table above, total oil and gas sales increased $108,444 (33.4%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Of this increase, approximately (i) $116,000 was related to an increase in the average price of gas sold and
      (ii) $15,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $33,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 575 barrels, while volumes of gas sold decreased 12,075 Mcf for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The increase in volumes of oil sold was primarily due to an increase in production on one significant well due to the successful workover of that well during mid 2003. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended September 30, 2002. Average oil and gas prices increased to $29.12 per barrel and $4.32 per Mcf, respectively, for the three months ended September 30, 2003 from $26.40 per barrel and $2.75 per Mcf, respectively, for the three months ended September 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $31,587 (36.4%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. This increase was primarily due to (i) workover expenses incurred on two significant wells during the three months ended September 30, 2003,
      (ii) an increase in production taxes associated with the increase in oil and gas sales, and (iii) negative prior period lease operating expense adjustments made by the operators on two other significant wells during the three months ended September 30, 2002. As a percentage of oil and gas sales, these expenses increased to 27.3% for the three months ended September 30, 2003 from 26.7% for the three months ended September 30, 2002.

      Depreciation, depletion, and amortization of oil and gas properties increased $15,288 (275.2%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. This increase was primarily due to (i) an increase in depletable oil and gas properties primarily due to recompletion activities on one significant well during the three months ended September 30, 2003 and (ii) downward revisions in the estimates of remaining gas reserves for the three months ended September 30, 2003. As a percentage of oil and gas sales, this expense increased to 4.8% for the three months ended September 30, 2003 from 1.7% for the three months ended September 30, 2002. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $1,776 (4.0%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 10.7% for the three months ended September 30, 2003 from 13.8% for the three months ended September 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                     2003            2002
                                                  ----------       --------
      Oil and gas sales                           $1,468,547       $929,549
      Oil and gas production expenses             $  360,727       $324,291
      Barrels produced                                10,941         11,065
      Mcf produced                                   245,335        263,604
      Average price/Bbl                           $    29.13       $  23.25
      Average price/Mcf                           $     4.69       $   2.55

      As shown in the table above, total oil and gas sales increased $538,998 (58.0%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Of this increase, approximately $64,000 and $524,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 124 barrels and 18,269 Mcf, respectively, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Average oil and gas prices increased to $29.13 per barrel and $4.69 per Mcf, respectively, for the nine months ended September 30, 2003 from $23.25 per barrel and $2.55 per Mcf, respectively, for the nine months ended September 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $36,436 (11.2%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales, which increase was partially offset by workover expenses incurred on two significant wells for the nine months ended September 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 24.6% for the nine months ended September 30, 2003 from 34.9% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $1,159 (1.7%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. As a percentage of oil and gas sales, this expense decreased to 4.5% for the nine months ended September 30, 2003 from 7.3% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,204 (1.5%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 10.3% for the nine months ended September 30, 2003 from 16.0% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2003 totaling $19,288,686 or 124.75% of Limited Partners' capital contributions.

      II-D PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                  2003             2002
                                                --------         --------
      Oil and gas sales                         $938,668         $786,875
      Oil and gas production expenses           $269,454         $223,405
      Barrels produced                             4,672            7,549
      Mcf produced                               180,894          212,305
      Average price/Bbl                         $  27.77         $  26.59
      Average price/Mcf                         $   4.47         $   2.76

      As shown in the table above, total oil and gas sales increased $151,793 (19.3%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Of this increase, approximately $309,000 was related to an increase in the average price of gas sold. This increase was partially offset by decreases of approximately $77,000 and $87,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 2,877 barrels and 31,411 Mcf, respectively, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The decrease in volumes of oil sold was primarily due to (i) a substantial decline in production during the three months ended September 30, 2003 on one significant well following the completion of that well during late 2001 and (ii) normal declines in production. The well with a substantial decline in production is not expected to return to previously high levels of production. The decrease in volumes of gas sold was primarily due to (i) the sale of several wells during late 2002, (ii) normal declines in production, and
      (iii) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended September 30, 2002. These decreases were partially offset by a positive prior period volume adjustment made by the purchaser on another significant well during the three months ended September 30, 2003. Average oil and gas prices increased to $27.77 per barrel and $4.47 per Mcf, respectively, for the three months ended September 30, 2003 from $26.59 per barrel and $2.76 per Mcf, respectively, for the three months ended September 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $46,049 (20.6%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. This increase was primarily due to (i) a positive prior period lease operating expense adjustment made by the operator on one significant well during the three months ended September 30, 2003, (ii) workover expenses incurred on several wells during the three months ended September 30, 2003, and (iii) an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by
      (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold and (ii) workover expenses incurred on one significant well during the three months ended September 30, 2002. As a percentage of oil and gas sales, these expenses increased to 28.7% for the three months ended September 30, 2003 from 28.4% for the three months ended September 30, 2002.

      Depreciation, depletion, and amortization of oil and gas properties increased $37,232 (223.3%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. This increase was primarily due to (i) downward revisions in the estimates of remaining oil and gas reserves for the three months ended September 30, 2003 and
      (ii) an increase in depletable oil and gas properties primarily due to recompletion activities on one significant well during the three months ended September 30, 2003. As a percentage of oil and gas sales, this expense increased to 5.7% for the three months ended September 30, 2003 from 2.1% for the three months ended September 30, 2002. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $4,426 (5.0%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 10.0% for the three months ended September 30, 2003 from 11.4% for the three months ended September 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                   2003             2002
                                                ----------       ----------
      Oil and gas sales                         $2,982,439       $2,122,635
      Oil and gas production expenses           $  775,664       $  718,259
      Barrels produced                              14,574           25,931
      Mcf produced                                 563,675          613,015
      Average price/Bbl                         $    29.05       $    22.60
      Average price/Mcf                         $     4.54       $     2.51

      As shown in the table above, total oil and gas sales increased $859,804 (40.5%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Of this increase, approximately $94,000 and $1,146,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $257,000 and $123,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 11,357 barrels and 49,340 Mcf, respectively, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The decrease in volumes of oil sold was primarily due to (i) a substantial decline in production during the nine months ended September 30, 2003 on one significant well following the completion of that well during late 2001 and (ii) normal declines in production. The well with a substantial decline in production is not expected to return to previously high levels of production. The decrease in volumes of gas sold was primarily due to (i) the sale of several wells during late 2002 and (ii) the shutting-in of one significant well during the nine months ended September 30, 2003 due to high well pressure. The shut-in well is expected to return to production in late 2003. These decreases were partially offset by positive prior period volume adjustments made by the operator on two significant wells during the nine months ended September 30, 2003. Average oil and gas prices increased to $29.05 per barrel and $4.54 per Mcf, respectively, for the nine months ended September 30, 2003 from $22.60 per barrel and $2.51 per Mcf, respectively, for the nine months ended September 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $57,405 (8.0%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) workover expenses incurred on several wells during the nine months ended September 30, 2003, and (iii) a positive prior period lease operating expense adjustment made by the operator on one significant well during the nine months ended

      September 30, 2003. These increases were partially offset by (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold and (ii) workover expenses incurred on several wells during the nine months ended September 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 26.0% for the nine months ended September 30, 2003 from 33.8% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $55,155 (36.7%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This increase was primarily due to (i) an increase in depletable oil and gas properties primarily due to recompletion activities on one significant well during the nine months ended September 30, 2003 and (ii) the abandonment of one significant well during the nine months ended September 30, 2003 due to severe mechanical problems. These increases were partially offset by (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves for the nine months ended September 30, 2003. As a percentage of oil and gas sales, this expense decreased to 6.9% for the nine months ended September 30, 2003 from 7.1% for the nine months ended September 30, 2002.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2003 and 2002. As a percentage of oil and gas sales, these expenses decreased to 9.6% for the nine months ended September 30, 2003 from 13.4% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2003 totaling $40,513,903 or 128.67% of Limited Partners' capital contributions.

      II-E PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                  2003               2002
                                                --------           --------
      Oil and gas sales                         $657,561           $589,004
      Oil and gas production expenses           $154,827           $128,012
      Barrels produced                             4,824              5,795
      Mcf produced                               119,454            146,173
      Average price/Bbl                         $  31.43           $  27.57
      Average price/Mcf                         $   4.24           $   2.94

      As shown in the table above, total oil and gas sales increased $68,557 (11.6%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Of this increase, approximately $19,000 and $155,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $27,000 and $78,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 971 barrels and 26,719 Mcf, respectively, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The decrease in volumes of oil sold was primarily due to (i) normal declines in production, (ii) production difficulties on one significant well during the three months ended September 30, 2003, and
      (iii) the shutting-in of another significant well due to high well pressure during the three months ended September 30, 2003. The shut-in well is expected to return to production in late 2003. The decrease in volumes of gas sold was primarily due to a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended September 30, 2002. Average oil and gas prices increased to $31.43 per barrel and $4.24 per Mcf, respectively, for the three months ended September 30, 2003 from $27.57 per barrel and $2.94 per Mcf, respectively, for the three months ended September 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $26,815 (20.9%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. This increase was primarily due to (i) a positive prior period lease operating expense adjustment made by the operator on one significant well during the three months ended September 30, 2003 and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 23.5% for the three months ended September 30, 2003 from 21.7% for the three months ended September 30, 2002.

      Depreciation, depletion, and amortization of oil and gas properties increased $20,543 (88.9%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. This increase was primarily due to (i) substantial downward revisions in the estimates of remaining oil and gas reserves on one significant well during the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 and (ii) an increase in depletable oil and gas properties primarily due to drilling activities on one significant well during the three months ended September 30, 2003. As a percentage of oil and gas sales, this expense increased to 6.6% for the three months ended September 30, 2003 from 3.9% for the three months ended September 30, 2002. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $1,903 (2.9%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 10.4% for the three months ended September 30, 2003 from 11.3% for the three months ended September 30, 2002.

      NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                   2003             2002
                                                ----------       ----------
      Oil and gas sales                         $2,184,324       $1,461,055
      Oil and gas production expenses           $  485,147       $  415,961
      Barrels produced                              15,035           18,651
      Mcf produced                                 355,822          383,242
      Average price/Bbl                         $    29.51       $    23.57
      Average price/Mcf                         $     4.89       $     2.67

      As shown in the table above, total oil and gas sales increased $723,269 (49.5%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Of this increase, approximately $89,000 and $792,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $85,000 and $73,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 3,616 barrels and 27,420 Mcf, respectively, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The decrease in volumes of oil sold was primarily due to (i) normal declines in production, (ii) a positive prior period volume adjustment made by the operator on one significant well during the nine months ended September 30, 2002, and (iii) the shutting-in of one significant well due to high well pressure during the nine months ended September 30, 2003. The shut-in well is expected to return to production in late 2003. Average oil and gas prices increased to $29.51 per barrel and $4.89 per Mcf, respectively, for the nine months ended September 30, 2003 from $23.57 per barrel and $2.67 per Mcf, respectively, for the nine months ended September 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $69,186 (16.6%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) positive prior period lease operating expense adjustments on two significant wells during the nine months ended September 30, 2003. These increases were partially offset by a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, these expenses decreased to 22.2% for the nine months ended September 30, 2003 from 28.5% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $37,242 (26.3%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves for the nine months ended September 30, 2003 and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 4.8% for the nine months ended September 30, 2003 from 9.7% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2003 and 2002. As a percentage of oil and gas sales, these expenses decreased to 9.9% for the nine months ended September 30, 2003 from 14.7% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2003 totaling $28,313,574 or 123.74% of Limited Partners' capital contributions.

      II-F PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                  2003               2002
                                                --------           --------
      Oil and gas sales                         $595,801           $527,359
      Oil and gas production expenses           $102,041           $104,855
      Barrels produced                             6,106              6,838
      Mcf produced                               108,194            119,681
      Average price/Bbl                         $  29.19           $  27.31
      Average price/Mcf                         $   3.86           $   2.85

      As shown in the table above, total oil and gas sales increased $68,442 (13.0%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Of this increase, approximately $11,000 and $110,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $20,000 and $33,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 732 barrels and 11,487 Mcf, respectively, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) positive prior period volume adjustments made by the operators on two significant wells during the three months ended September 30, 2002, and (iii) a negative prior period volume adjustment made by the purchaser on one significant well during the three months ended September 30, 2003. These decreases were partially offset by (i) positive prior period volume adjustments made by the purchasers on two significant wells during the three months ended September 30, 2003 and (ii) a positive prior period volume adjustment made by the operator on one significant well during the three months ended September 30, 2003. Average oil and gas prices increased to $29.19 per barrel and $3.86 per Mcf, respectively, for the three months ended September 30, 2003 from $27.31 per barrel and $2.85 per Mcf, respectively, for the three months ended September 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $2,814 (2.7%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 17.1% for the three months ended September 30, 2003 from 19.9% for the three months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $2,451 (5.7%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. As a percentage of oil and gas sales, this expense decreased to 6.8% for the three months ended September 30, 2003 from 8.2% for the three months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $948 (1.9%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 8.6% for the three months ended September 30, 2003 from 9.5% for the three months ended September 30, 2002.

      NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                   2003             2002
                                                ----------       ----------
      Oil and gas sales                         $2,066,022       $1,369,918
      Oil and gas production expenses           $  414,636       $  339,998
      Barrels produced                              19,621           21,483
      Mcf produced                                 331,363          338,964
      Average price/Bbl                         $    28.57       $    23.06
      Average price/Mcf                         $     4.54       $     2.58

      As shown in the table above, total oil and gas sales increased $696,104 (50.8%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Of this increase, approximately $108,000 and $651,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 1,862 barrels and 7,601 Mcf, respectively, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Average oil and gas prices increased to $28.57 per barrel and $4.54 per Mcf, respectively, for the nine months ended September 30, 2003 from $23.06 per barrel and $2.58 per Mcf, respectively, for the nine months ended September 30, 2002.

      The II-F Partnership sold certain oil and gas properties during the nine months ended September 30, 2002 and recognized a $50,440 gain on such sales. No such sales occurred during the nine months ended September 30, 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $74,638 (22.0%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on several wells during the nine months ended September 30, 2003. These increases were partially offset by workover expenses incurred on several other wells during the nine months ended September 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 20.1% for the nine months ended September 30, 2003 from 24.8% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $30,769 (21.7%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves for the nine months ended September 30,

      2003 and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 5.4% for the nine months ended September 30, 2003 from 10.4% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2003 and 2002. As a percentage of oil and gas sales, these expenses decreased to 8.0% for the nine months ended September 30, 2003 from 12.1% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2003 totaling $22,879,051 or 133.48% of Limited Partners' capital contributions.

      II-G PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                   2003              2002
                                                ----------       ----------
      Oil and gas sales                         $1,262,790       $1,115,779
      Oil and gas production expenses           $  219,300       $  224,778
      Barrels produced                              12,803           14,328
      Mcf produced                                 230,579          254,078
      Average price/Bbl                         $    29.18       $    27.32
      Average price/Mcf                         $     3.86       $     2.85

      As shown in the table above, total oil and gas sales increased $147,011 (13.2%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Of this increase, approximately $24,000 and $232,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $42,000 and $67,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 1,525 barrels and 23,499 Mcf, respectively, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) positive prior period volume adjustments made by the operators on two significant wells during the three months ended September 30, 2002, and (iii) a negative prior period volume adjustment made by the purchaser on one significant well during the three months ended September 30, 2003. These decreases were partially offset by (i) positive prior period volume adjustments made by the purchasers on two significant wells during the three months ended September 30, 2003 and (ii) a positive prior period volume adjustment made by the operator on one significant well during the three months ended September 30, 2003. Average oil and gas prices increased to $29.18 per barrel and $3.86 per Mcf, respectively, for the three months ended September 30, 2003 from $27.32 per barrel and $2.85 per Mcf, respectively, for the three months ended September 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $5,478 (2.4%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 17.4% for the three months ended September 30, 2003 from 20.1% for the three months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $3,475 (3.8%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. As a percentage of oil and gas sales, this expense decreased to 7.0% for the three months ended September 30, 2003 from 8.2% for the three months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $4,269 (4.0%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 8.7% for the three months ended September 30, 2003 from 9.5% for the three months ended September 30, 2002.

      NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                   2003             2002
                                                ----------       ----------
      Oil and gas sales                         $4,388,272       $2,902,621
      Oil and gas production expenses           $  885,480       $  725,790
      Barrels produced                              41,144           45,038
      Mcf produced                                 705,942          721,221
      Average price/Bbl                         $    28.57       $    23.06
      Average price/Mcf                         $     4.55       $     2.58

      As shown in the table above, total oil and gas sales increased $1,485,651 (51.2%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Of this increase, approximately $227,000 and $1,388,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 3,894 barrels and

      15,279 Mcf, respectively, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Average oil and gas prices increased to $28.57 per barrel and $4.55 per Mcf, respectively, for the nine months ended September 30, 2003 from $23.06 per barrel and $2.58 per Mcf, respectively, for the nine months ended September 30, 2002.

      The II-G Partnership sold certain oil and gas properties during the nine months ended September 30, 2002 and recognized a $105,409 gain on such sales. No such sales occurred during the nine months ended September 30, 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $159,690 (22.0%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on several wells during the nine months ended September 30, 2003. These increases were partially offset by workover expenses incurred on several other wells during the nine months ended September 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 20.2% for the nine months ended September 30, 2003 from 25.0% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $65,907 (21.6%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves for the nine months ended September 30, 2003 and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 5.4% for the nine months ended September 30, 2003 from 10.5% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2003 and 2002. As a percentage of oil and gas sales, these expenses decreased to 7.6% for the nine months ended September 30, 2003 from 11.5% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2003 totaling $47,734,371 or 128.25% of Limited Partners' capital contributions.

      II-H PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                  2003               2002
                                                --------           --------
      Oil and gas sales                         $299,711           $264,779
      Oil and gas production expenses           $ 53,320           $ 54,443
      Barrels produced                             2,973              3,323
      Mcf produced                                55,110             60,676
      Average price/Bbl                         $  29.16           $  27.35
      Average price/Mcf                         $   3.87           $   2.87

      As shown in the table above, total oil and gas sales increased $34,932 (13.2%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Of this increase, approximately $5,000 and $55,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $10,000 and $15,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 350 barrels and 5,566 Mcf, respectively, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) positive prior period volume adjustments made by the operators on two significant wells during the three months ended September 30, 2002, and (iii) a negative prior period adjustment made by the purchaser on one significant well during the three months ended September 30, 2003. These decreases were partially offset by (i) positive prior period volume adjustments made by the purchasers on two significant wells during the three months ended September 30, 2003 and (ii) a positive prior period volume adjustment made by the operator on one significant well during the three months ended September 30, 2003. Average oil and gas prices increased to $29.16 per barrel and $3.87 per Mcf, respectively, for the three months ended September 30, 2003 from $27.35 per barrel and $2.87 per Mcf, respectively, for the three months ended September 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $1,123 (2.1%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 17.8% for the three months ended September 30, 2003 from 20.6% for the three months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $620 (2.8%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. As a percentage of oil and gas sales, this expense decreased to 7.1% for the three months ended September 30, 2003 from 8.3% for the three months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $378 (1.3%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 9.3% for the three months ended September 30, 2003 from 10.6% for the three months ended September 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                   2003              2002
                                                ----------         --------
      Oil and gas sales                         $1,044,495         $687,798
      Oil and gas production expenses           $  212,664         $174,446
      Barrels produced                               9,557           10,464
      Mcf produced                                 168,910          172,467
      Average price/Bbl                         $    28.57         $  23.05
      Average price/Mcf                         $     4.57         $   2.59

      As shown in the table above, total oil and gas sales increased $356,697 (51.9%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Of this increase, approximately $53,000 and $334,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 907 barrels and 3,557 Mcf, respectively, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Average oil and gas prices increased to $28.57 per barrel and $4.57 per Mcf, respectively, for the nine months ended September 30, 2003 from $23.05 per barrel and $2.59 per Mcf, respectively, for the nine months ended September 30, 2002.

      The II-H Partnership sold certain oil and gas properties during the nine months ended September 30, 2002 and recognized a $24,403 gain on such sales. No such sales occurred during the nine months ended September 30, 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $38,218 (21.9%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on several wells during the nine months ended September 30, 2003. These increases were partially offset by workover expenses incurred on several other wells during the nine months ended September 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 20.4% for the nine months ended September 30, 2003 from 25.4% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $14,860 (20.8%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves for the nine months ended September 30, 2003 and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 5.4% for the nine months ended September 30, 2003 from 10.4% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2003 and 2002. As a percentage of oil and gas sales, these expenses decreased to 9.4% for the nine months ended September 30, 2003 from 14.3% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2003 totaling $11,092,364 or 120.95% of Limited Partners' capital contributions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Partnerships do not hold any market risk sensitive instruments.

ITEM 4.     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

            As of the end of this period covered by this report, the principal executive officer and principal financial officer conducted an evaluation of the Partnerships' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based on this evaluation, such officers concluded that the Partnerships' disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnerships in reports filed under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time periods specified in the Securities and Exchange Commission rules and forms.

                                 PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     31.1 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-A.

     31.2 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-A.

     31.3 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-B.

     31.4 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-B.

     31.5 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-C.

     31.6 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-C.

     31.7 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-D.

     31.8 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-D.

     31.9 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-E.

     31.10 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-E.

     31.11 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-F.

     31.12 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-F.

     31.13 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-G.

     31.14 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-G.

     31.15 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-H.

     31.16 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-H.

     32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-A.

     32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-B.

     32.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-C.

     32.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-D.

     32.5 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-E.

     32.6 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-F.

     32.7 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-G.

     32.8 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-H.

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

                                (Registrant)

                                BY:   GEODYNE RESOURCES, INC.

                                      General Partner


Date:  November 14, 2003        By:       /s/Dennis R. Neill
                                    --------------------------------
                                          (Signature)
                                          Dennis R. Neill
                                          President


Date:  November 14, 2003        By:      /s/Craig D. Loseke
                                   --------------------------------
                                          (Signature)
                                          Craig D. Loseke
                                          Chief Accounting Officer

                                INDEX TO EXHIBITS
                                -----------------

Exh.
No.   Exhibit
----  -------

31.1 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-A.

31.2 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-A.

31.3 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-B.

31.4 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-B.

31.5 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-C.

31.6 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-C.

31.7 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-D.

31.8 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-D.

31.9 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-E.

31.10 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-E.

31.11 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-F.

31.12 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-F.

31.13 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-G.

31.14 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-G.

31.15 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-H.

31.16 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-H.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-A.

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-B.

32.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-C.

32.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-D.

32.5 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-E.

32.6 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-F.

32.7 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-G.

32.8 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-H.