Form 10-K
period 2003-12-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP II A; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-E; GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-G; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-H
filed 2004-03-19
CIK 824894, 826345, 833054, 833526, 842881, 850506, 851724, 854062

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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


                  DOCUMENTS INCORPORATED BY REFERENCE:  None

                                   FORM 10-K
                               TABLE OF CONTENTS



PART I.......................................................................4
      ITEM 1.     BUSINESS...................................................4
      ITEM 2.     PROPERTIES.................................................9
      ITEM 3.     LEGAL PROCEEDINGS.........................................27
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
                  LIMITED PARTNERS..........................................28

PART II.....................................................................28
      ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS......28
      ITEM 6.     SELECTED FINANCIAL DATA...................................30
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................39
      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK.........................................65
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............65
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................65
      ITEM 9A.    CONTROLS AND PROCEDURES...................................65

PART III....................................................................66
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER...66
      ITEM 11.    EXECUTIVE COMPENSATION....................................67
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT.....................................77
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............79
      ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES....................80

PART IV.....................................................................81
      ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                  REPORTS ON FORM 8-K.......................................81

      SIGNATURES............................................................99

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

     The General Partner currently serves as general partner of 26 limited partnerships including the Partnerships. The General Partner is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including the General Partner (collectively "Samson"), are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 2003, Samson owned interests in approximately 14,000 oil and gas wells located in 20 states of the United States and the countries of Canada, Venezuela, Russia, and Australia. At December 31, 2003, Samson operated approximately 4,000 oil and gas wells located in 14 states of the United States, as well as Canada, Venezuela, Russia, and Australia.

      The Partnerships are currently engaged in the business of owning interests in producing oil and gas properties located in the continental United States. The Partnerships may also engage to a limited extent in development drilling on producing oil and gas properties as required for the prudent management of the Partnerships.

      As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and Samson. As of February 15, 2004, Samson employed approximately 1,000 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item
10. Directors and Executive Officers of the General Partner."

      The General Partner's and the Partnerships' principal place of business is located at Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103, and their telephone number is (918) 583-1791, or (888) 436-3963 [(888) GEODYNE].

      Pursuant to the terms of the partnership agreements for the Partnerships (the "Partnership Agreements") the Partnerships would have terminated on December 31, 2001. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their second two-year extension thereby extending their termination date to December 31, 2005. As of the date of this Annual Report, the General Partner has not determined whether to further extend the term of any Partnership.


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

      Principal Products Produced and Services Rendered

      The Partnerships' sole business is the production of, and related incidental development of, oil and gas. The Partnerships do not refine or otherwise process crude oil and condensate. The Partnerships do not hold any patents, trademarks, licenses, or concessions and are not a party to any government contracts. The Partnerships have no backlog of orders and do not participate in research and development activities. The Partnerships are not presently encountering shortages of oilfield tubular goods, compressors, production material, or other equipment. However, recent substantial increases in the price of steel may increase the costs of any future workover, recompletion or drilling activities conducted by the Partnerships.


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

      Significant Customers

      The following customers accounted for ten percent or more of the Partnerships' oil and gas sales during the year ended December 31, 2003:

Partnership                   Purchaser                         Percentage
-----------      --------------------------------------         ----------

   II-A          Cinergy Marketing Company ("Cinergy")             16.5%
                 Duke Energy Field Services Inc. ("Duke")          15.0%
                 BP America Production Company                     14.6%

   II-B          Cinergy                                           26.0%
                 Duke                                              14.0%
                 Citation Oil & Gas Corp. ("Citation")             12.5%

   II-C          Cinergy                                           23.5%
                 Duke                                              12.8%
                 Citation                                          10.8%

   II-D          Cinergy                                           15.2%
                 Vintage Petroleum, Inc.                           11.3%

   II-E          Cinergy                                           23.6%
                 Duke                                              10.6%

   II-F          Cinergy                                           13.6%

   II-G          Cinergy                                           13.4%

   II-H          Cinergy                                           13.2%


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


ITEM 2.    PROPERTIES

      Well Statistics

      The following table sets forth the number of productive wells of the Partnerships as of December 31, 2003.

                               Well Statistics(1)
                             As of December 31, 2003

          Number of Gross Wells(2)                   Number of Net Wells(3)
          ------------------------                ---------------------------
 P/ship    Total   Oil       Gas                  Total        Oil       Gas
 ------    -----   ---       ---                  -----       -----     -----
  II-A     1,003   756        247                 41.50       28.30     13.20
  II-B       196   107         89                 23.02       14.60      8.42
  II-C       263   103        160                  7.88        2.68      5.20
  II-D       192    74        118                 19.57        2.50     17.07
  II-E       859   685        174                 10.72        4.13      6.59
  II-F       863   700        163                 11.26        5.80      5.46
  II-G       863   700        163                 24.28       12.41     11.87
  II-H       863   700        163                  5.93        2.99      2.94

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

      Drilling Activities

      During the year ended December 31, 2003, the Partnerships directly or indirectly participated in the drilling activities described below.

II-A Partnership
                                        Working     Revenue
    Well Name          County     St.   Interest    Interest    Type    Status
-----------------     ---------   ---   --------    --------    ----  ---------
Inlow #2-11           Caddo       OK     0.0000      0.0039     Gas   Producing
Turley #2-1           Grady       OK     0.0000      0.0020     Gas   Producing
David #4-13           Washita     OK     0.0000      0.0024     Gas   Producing
David #5-13           Washita     OK     0.0000      0.0024     Gas   Producing
Lewis #4-8            Pittsburg   OK     0.0000      0.0089     Gas   Producing
Jo-Mill Unit          Borden      TX     0.0025      0.0022     Oil   Producing
 (24 new wells)
Somers #1-3           Garvin      OK     0.0000      0.0005     Gas   Producing
 (Sycamore)
Somers #1-3           Garvin      OK     0.0000      0.0004     Gas   Producing
 (Hunton)
Katie #3-11           Washita     OK     0.0000      0.0064     Gas   Shut-in
Brown Foundation      Washita     OK     0.0000      0.0009     n/a   Well in
 #4-14                                                                 Progress
Hamburger #1-13       Washita     OK     0.0000      0.0026     n/a   Well in
                                                                       Progress
Pooler #1-22          Grady       OK     0.0000      0.0026     n/a   Well in
                                                                       Progress
Lott, Andrew #1       Hancock     MS     0.0052      0.0046     n/a   Dryhole


II-B Partnership
                                        Working     Revenue
    Well Name          County     St.   Interest    Interest    Type    Status
-----------------     ---------   ---   --------    --------    ----  ---------
David #4-13           Washita     OK     0.0000      0.0027     Gas   Producing
David #5-13           Washita     OK     0.0000      0.0027     Gas   Producing
Katie #3-11           Washita     OK     0.0000      0.0050     Gas   Shut-in
Brown Foundation      Washita     OK     0.0000      0.0015     n/a   Well in
 #4-14                                                                 Progress
Hamburger #1-13       Washita     OK     0.0000      0.0025     n/a   Well in
                                                                       Progress

II-C Partnership
                                        Working     Revenue
    Well Name          County     St.   Interest    Interest    Type    Status
-----------------     ---------   ---   --------    --------    ----  ---------
David #4-13           Washita     OK     0.0000      0.0012     Gas   Producing
Farni #5-21           Roger       OK     0.0000      0.0031     Gas   Producing
                       Mills
David #5-13           Washita     OK     0.0000      0.0012     Gas   Producing
Janet Federal         Sweet-      WY     0.0000      0.0007     Gas   Producing
 #5-34                 water
Janet Federal         Sweet-      WY     0.0000      0.0086     Gas   Producing
 #6-34                 water
Big Stick Madison     Billings    ND     0.0007      0.0006     Oil   Producing
 Unit
 (8 new wells)
Katie #3-11           Washita     OK     0.0000      0.0021     Gas   Shut-in
Brown Foundation      Washita     OK     0.0000      0.0006     n/a   Well in
 #4-14                                                                 Progress
Hamburger #1-13       Washita     OK     0.0000      0.0015     n/a   Well in
                                                                       Progress
Pankratz #3-35        Dewey       OK     0.0000      0.0044     Gas   Producing


II-D Partnership
                                        Working     Revenue
    Well Name          County     St.   Interest    Interest    Type    Status
-----------------     ---------   ---   --------    --------    ----  ---------
Farni #5-21           Roger       OK     0.0000      0.0036     Gas   Producing
                       Mills
Janet Federal         Sweet-      WY     0.0000      0.0077     Gas   Producing
 #5-34                 water
Janet Federal         Sweet-      WY     0.0000      0.0090     Gas   Producing
 #6-34                 water
Big Stick Madison     Billings    ND     0.0074      0.0060     Oil   Producing
 Unit
 (8 new wells)
Pankratz #3-35        Dewey       OK     0.0000      0.0050     Gas   Producing

II-E Partnership
                                        Working     Revenue
    Well Name          County     St.   Interest    Interest    Type    Status
-----------------     ---------   ---   --------    --------    ----  ---------
Wilson A #1           Roger       OK     0.0001      0.0001     Gas   Producing
                       Mills
Davis, N B #15        Sutton      TX     0.0000      0.0003     Gas   Producing
Cascabel #1 (RY)      Pecos       TX     0.0000      0.0024     Gas   Producing
Shafter Lake San      Andrews     TX     0.0009      0.0009     Oil   Producing
 Andres Unit
 (8 new wells)
Andrews               Andrews     TX     0.0011      0.0011     Oil   Producing
 Waterflood Unit
 (13 new wells)
Aldwell #204 (RY)     Reagan      TX     0.0000      0.0010     Oil   Producing
Estes, Kay #8         Sutton      TX     0.0000      0.0025     Gas   Shut-in
Duke #1-C             San Juan    NM     0.0000      0.0001     Gas   Producing
Senter #1-B           San Juan    NM     0.0183      0.0140     Gas   Producing
Ingham 23 1/2 #1      Terrell     TX     0.0000      0.0017     n/a   Dryhole
Nancy 8 Fed Com #1    Lea         NM     0.0000      0.0017     n/a   Dryhole


II-F Partnership
                                        Working     Revenue
    Well Name          County     St.   Interest    Interest    Type    Status
-----------------     ---------   ---   --------    --------    ----  ---------

Wilson A #1           Roger       OK     0.0002     0.0002      Gas   Producing
                       Mills
Davis N B #15         Sutton      TX     0.0000     0.0003      Gas   Producing
Cascabel #1 (RY)      Pecos       TX     0.0000     0.0059      Gas   Producing
Shafter Lake San      Andrews     TX     0.0021     0.0023      Oil   Producing
 Andres Unit
 (8 new wells)
Andrews               Andrews     TX     0.0028     0.0028      Oil   Producing
 Waterflood Unit
 (13 new Wells)
Aldwell #204 (RY)     Reagan      TX     0.0000     0.0025      Oil   Producing
Estes, Kay #8         Sutton      TX     0.0000     0.0062      Gas   Shut-in
Duke #1-C             San Juan    NM     0.0000     0.0000      Gas   Producing
Senter #1-B           San Juan    NM     0.0071     0.0055      Gas   Producing
Ingham 23 1/2 #1      Terrell     TX     0.0000     0.0041      n/a   Dryhole
Nancy 8 Fed Com #1    Lea         NM     0.0000     0.0041      n/a   Dryhole
Ira #1-29             Woods       OK     0.0000     0.0058      n/a   Dryhole

II-G Partnership
                                        Working     Revenue
    Well Name          County     St.   Interest    Interest    Type    Status
-----------------     ---------   ---   --------    --------    ----  ---------
Wilson A #1           Roger       OK     0.0004      0.0004     Gas   Producing
                       Mills
Davis, N B #15        Sutton      TX     0.0000      0.0006     Gas   Producing
Cascabel #1 (RY)      Pecos       TX     0.0000      0.0123     Gas   Producing
Shafter Lake San      Andrews     TX     0.0044      0.0047     Oil   Producing
 Andres Unit
 (8 new wells)
Andrews               Andrews     TX     0.0058      0.0058     Oil   Producing
 Waterflood Unit
 (13 new wells)
Aldwell #204 (RY)     Reagan      TX     0.0000      0.0053     Oil   Producing
Estes, Kay #8         Sutton      TX     0.0000      0.0129     Gas   Shut-in
Duke #1-C             San Juan    NM     0.0000      0.0002     Gas   Producing
Senter #1-B           San Juan    NM     0.0238      0.0182     Gas   Producing
Ingham 23 1/2 #1      Terrell     TX     0.0000      0.0085     n/a   Dryhole
Nancy 8 Fed Com #1    Lea         NM     0.0000      0.0085     n/a   Dryhole
Ira #1-29             Woods       OK     0.0000      0.0125     n/a   Dryhole


II-H Partnership
                                        Working     Revenue
    Well Name          County     St.   Interest    Interest    Type    Status
-----------------     ---------   ---   --------    --------    ----  ---------
Wilson A #1           Roger       OK     0.0001      0.0001     Gas   Producing
                       Mills
Davis, N B #15        Sutton      TX     0.0000      0.0014     Gas   Producing
Cascabel #1 (RY)      Pecos       TX     0.0000      0.0029     Gas   Producing
Shafter Lake San      Andrews     TX     0.0010      0.0011     Oil   Producing
 Andres Unit
 (8 new wells)
Andrews               Andrews     TX     0.0013      0.0014     Oil   Producing
 Waterflood Unit
 (13 new wells)
Aldwell #204 (RY)     Reagan      TX     0.0000      0.0012     Oil   Producing
Estes, Kay #8         Sutton      TX     0.0000      0.0030     Gas   Shut-in
Duke #1-C             San Juan    NM     0.0000      0.0001     Gas   Producing
Senter #1-B           San Juan    NM     0.0093      0.0071     Gas   Producing
Ingham 23 1/2 #1      Terrell     TX     0.0000      0.0020     n/a   Dryhole
Nancy 8 Fed Com #1    Lea         NM     0.0000      0.0020     n/a   Dryhole
Ira #1-29             Woods       OK     0.0000      0.0031     n/a   Dryhole

-----------------------------

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

                              Net Production Data

                               II-A Partnership
                               ----------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2003           2002           2001
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           74,313         64,016         67,519
   Gas (Mcf)                           717,179        821,485        774,153

Oil and gas sales:
   Oil                              $2,078,263     $1,499,533     $1,619,453
   Gas                               3,502,160      2,282,330      3,192,939
                                     ---------      ---------      ---------
     Total                          $5,580,423     $3,781,863     $4,812,392
                                     =========      =========      =========
Total direct operating
   expenses                         $1,407,759     $1,516,608     $1,826,037
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         25.2%          40.1%          37.9%

Average sales price:
   Per barrel of oil                    $27.97         $23.42         $23.99
   Per Mcf of gas                         4.88           2.78           4.12

Direct operating expenses per
   equivalent Bbl of oil                $ 7.26         $ 7.55         $ 9.29

                              Net Production Data

                               II-B Partnership
                               ----------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2003           2002           2001
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           43,725         40,616         49,375
   Gas (Mcf)                           548,582        598,159        570,423

Oil and gas sales:
   Oil                              $1,282,628     $  983,366     $1,202,962
   Gas                               2,574,612      1,629,566      2,474,769
                                     ---------      ---------      ---------
     Total                          $3,857,240     $2,612,932     $3,677,731
                                     =========      =========      =========
Total direct operating
   expenses                         $  998,312     $1,021,964     $1,053,461
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         25.9%          39.1%          28.6%

Average sales price:
   Per barrel of oil                    $29.33         $24.21         $24.36
   Per Mcf of gas                         4.69           2.72           4.34

Direct operating expenses per
   equivalent Bbl of oil                $ 7.39         $ 7.28         $ 7.29

                               Net Production Data

                                II-C Partnership
                                ----------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2003           2002           2001
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           15,806         14,351         14,034
   Gas (Mcf)                           315,371        343,662        302,093

Oil and gas sales:
   Oil                              $  465,997     $  352,930     $  340,796
   Gas                               1,432,288        931,491      1,299,602
                                     ---------      ---------      ---------
     Total                          $1,898,285     $1,284,421     $1,640,398
                                     =========      =========      =========
Total direct operating
   expenses                         $  484,633     $  432,068     $  435,859
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         25.5%          33.6%          26.6%

Average sales price:
   Per barrel of oil                    $29.48         $24.59         $24.28
   Per Mcf of gas                         4.54           2.71           4.30

Direct operating expenses per
   equivalent Bbl of oil                $ 7.09         $ 6.03         $ 6.77

                              Net Production Data

                               II-D Partnership
                               ----------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2003           2002           2001
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           23,482         31,350         18,970
   Gas (Mcf)                           724,786        795,913        712,930

Oil and gas sales:
   Oil                              $  672,785     $  728,533     $  432,140
   Gas                               3,226,165      2,128,408      3,149,329
                                     ---------      ---------      ---------
     Total                          $3,898,950     $2,856,941     $3,581,469
                                     =========      =========      =========
Total direct operating
   expenses                         $1,075,751     $  886,247     $1,197,090
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         27.6%          31.0%          33.4%

Average sales price:
   Per barrel of oil                    $28.65         $23.24         $22.78
   Per Mcf of gas                         4.45           2.67           4.42

Direct operating expenses per
   equivalent Bbl of oil                $ 7.46         $ 5.40         $ 8.69

                              Net Production Data

                               II-E Partnership
                               ----------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2003           2002           2001
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           19,131         23,426         24,064
   Gas (Mcf)                           467,472        488,328        490,127

Oil and gas sales:
   Oil                              $  561,004     $  566,653     $  585,290
   Gas                               2,186,172      1,387,404      1,975,920
                                     ---------      ---------      ---------
     Total                          $2,747,176     $1,954,057     $2,561,210
                                     =========      =========      =========
Total direct operating
   expenses                         $  664,928     $  528,268     $  818,691
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         24.2%          27.0%          32.0%

Average sales price:
   Per barrel of oil                    $29.32         $24.19         $24.32
   Per Mcf of gas                         4.68           2.84           4.03

Direct operating expenses per
   equivalent Bbl of oil                $ 6.85         $ 5.04         $ 7.74

                              Net Production Data

                               II-F Partnership
                               ----------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2003           2002           2001
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           24,828         27,894         30,965
   Gas (Mcf)                           442,255        451,358        465,214

Oil and gas sales:
   Oil                              $  705,160     $  663,274     $  743,066
   Gas                               1,934,121      1,236,733      1,744,820
                                     ---------      ---------      ---------
     Total                          $2,639,281     $1,900,007     $2,487,886
                                     =========      =========      =========
Total direct operating
   expenses                         $  573,207     $  421,986     $  503,882
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         21.7%          22.2%          20.3%

Average sales price:
   Per barrel of oil                    $28.40         $23.78         $24.00
   Per Mcf of gas                         4.37           2.74           3.75

Direct operating expenses per
   equivalent Bbl of oil                $ 5.82         $ 4.09         $ 4.64

                              Net Production Data

                               II-G Partnership
                               ----------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2003           2002           2001
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           52,045         58,467         64,898
   Gas (Mcf)                           941,870        959,663        992,099

Oil and gas sales:
   Oil                              $1,478,077     $1,389,987     $1,557,522
   Gas                               4,127,614      2,633,819      3,727,487
                                     ---------      ---------      ---------
     Total                          $5,605,691     $4,023,806     $5,285,009
                                     =========      =========      =========
Total direct operating
   expenses                         $1,221,171     $  900,203     $1,075,602
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         21.8%          22.4%          20.4%

Average sales price:
   Per barrel of oil                    $28.40         $23.77         $24.00
   Per Mcf of gas                         4.38           2.74           3.76

Direct operating expenses per
   equivalent Bbl of oil                $ 5.84         $ 4.12         $ 4.67

                              Net Production Data

                               II-H Partnership
                               ----------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2003           2002           2001
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           12,082        13,577          15,054
   Gas (Mcf)                           226,604       229,923         237,600

Oil and gas sales:
   Oil                              $  343,099      $322,666      $  361,412
   Gas                                 992,693       631,670         896,015
                                     ---------       -------       ---------
     Total                          $1,335,792      $954,336      $1,257,427
                                     =========       =======       =========
Total direct operating
   expenses                         $  295,355      $217,304      $  260,618
                                     =========       =======       =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         22.1%         22.8%           20.7%

Average sales price:
   Per barrel of oil                    $28.40        $23.77          $24.01
   Per Mcf of gas                         4.38          2.75            3.77

Direct operating expenses per
   equivalent Bbl of oil                $ 5.92        $ 4.19          $ 4.77


      Proved Reserves and Net Present Value

      The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 2003. The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices at
December  31,  2003.   Such  prices  were  not   escalated   except  in  certain
circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. Oil and gas prices at December 31, 2003 ($29.25 per barrel and $5.77 per Mcf, respectively) were higher than the prices in effect on December 31, 2002 ($28.00 per barrel and $4.74 per Mcf, respectively). This increase in oil and gas prices has caused the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves, at December 31, 2003 to be higher than such estimates and values at December 31, 2002. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 2003. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at December 31, 2003 will actually be realized for such production.

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


                     Proved Reserves and Net Present Values
                              From Proved Reserves
                           As of December 31, 2003 (1)

II-A Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                   6,602,791
      Oil and liquids (Bbls)                                        578,339
   Net Present Value (discounted at 10% per annum)              $20,047,342


II-B Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                   5,031,097
      Oil and liquids (Bbls)                                        450,386
   Net Present Value (discounted at 10% per annum)              $15,115,632

II-C Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                   3,471,332
      Oil and liquids (Bbls)                                        166,878
   Net Present Value (discounted at 10% per annum)              $ 9,758,125


II-D Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                   8,820,151
      Oil and liquids (Bbls)                                        205,493
   Net Present Value (discounted at 10% per annum)              $21,844,999


II-E Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                   4,993,342
      Oil and liquids (Bbls)                                        185,726
   Net Present Value (discounted at 10% per annum)              $12,587,969


II-F Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                   3,805,394
      Oil and liquids (Bbls)                                        294,371
   Net Present Value (discounted at 10% per annum)              $11,765,661


II-G Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                   8,180,541
      Oil and liquids (Bbls)                                        618,052
   Net Present Value (discounted at 10% per annum)              $25,544,825


II-H Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                   1,990,234
      Oil and liquids (Bbls)                                        144,069
   Net Present Value (discounted at 10% per annum)              $ 6,022,844


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


      Significant Properties

      The   following   table  sets  forth  the  number  and   percent  of  each
Partnership's total wells which are operated by affiliates of the Partnerships as of December 31, 2003:

                               Operated Wells
                  -------------------------------------
                  Partnership       Number      Percent
                  -----------       ------      -------
                      II-A           65           6%
                      II-B           38          18%
                      II-C           53          17%
                      II-D           34          15%
                      II-E           39           2%
                      II-F           52           2%
                      II-G           52           2%
                      II-H           52           2%


      The following tables set forth certain well and reserve information as of December 31, 2003 for the basins in which the Partnerships own a significant amount of properties. The tables contain the following information for each significant basin: (i) the number of gross wells and net wells, (ii) the number of wells in which only a non-working interest is owned, (iii) the Partnership's total number of wells, (iv) the number and percentage of wells operated by the Partnership's affiliates, (v) estimated proved oil reserves, (vi) estimated proved gas reserves, and (vii) the present value (discounted at 10% per annum) of estimated future net cash flow.

      The Anadarko Basin is located in western Oklahoma and the Texas panhandle, while the Southern Oklahoma Folded Belt Basin is located in southern Oklahoma. The Gulf Coast Basin is located in southern Louisiana and southeast Texas, while the Permian Basin straddles west Texas and southeast New Mexico. The Sacramento Basin is located in central California, and the Uinta Basin is located in northeast Utah.


                                     Significant Properties as of December 31, 2003
                                     ----------------------------------------------

                                                                   Wells
                                                                 Operated by
                                                                 Affiliates        Oil          Gas
                        Gross     Net        Other      Total    -----------     Reserves     Reserves       Present
     Basin              Wells     Wells     Wells(1)    Wells    Number   %(2)    (Bbl)        (Mcf)          Value
-----------------       -----     -----     --------    -----    ------   ----   --------    ---------      ----------
II-A Partnership:
      Anadarko           114       7.52        60        174       35      20%    38,531     3,608,196      $8,984,470
      Permian            441       2.50         4        445       13       3%   119,642     1,144,905       3,419,467


II-B Partnership:
      Anadarko            37       4.22         8         45       12      27%    18,572     2,086,815      $4,951,445
      Permian             15       1.79         -         15       13      87%    40,790     1,206,826       2,815,363
      Uinta               15       1.53         3         18        -       -    210,409       426,883       2,636,704
      Southern Okla.
       Folded Belt        12       3.26         2         14       12      86%    62,941       844,413       2,582,219

II-C Partnership:
      Anadarko            78       3.51        24        102       18      18%    16,629     1,729,627      $4,609,169
      Southern Okla.
       Folded Belt        15       1.50         2         17       15      88%    27,503       565,191       1,556,071
      Permian             17        .81         2         19       13      68%    18,188       587,376       1,310,881
      Uinta               15        .66         3         18        -       -     90,173       183,219       1,131,159

II-D Partnership:
      Anadarko            48       6.44        17         65        8      12%    21,605     2,939,793     $7,888,278
      Sacramento          35       5.81         -         35        -       -       -        1,697,964      4,483,071
      Permian              6       1.27         3          9        4      44%     8,358     1,707,883      2,404,182
      Gulf Coast          14       1.82         3         17       11      65%    62,521       754,883      2,374,638

--------------------------
(1)  Wells in which only a non-working (e.g. royalty) interest is owned.
(2)  Percent of the Partnership's total wells in the basin which are operated by affiliates of the Partnerships.



                                     Significant Properties as of December 31, 2003
                                     ----------------------------------------------

                                                                 Wells
                                                               Operated by
                                                               Affiliates         Oil          Gas
                        Gross     Net       Other     Total    -----------      Reserves     Reserves       Present
     Basin              Wells    Wells     Wells(1)   Wells    Number   %(2)     (Bbl)        (Mcf)          Value
-----------------       -----    -----     --------   -----    ------   ----    --------    ---------     ----------
II-E Partnership:
      Permian            722      3.83       1,311    2,033       6       -     109,445     2,132,904    $ 4,817,307
      Anadarko            46      1.93          20       66      20      30%      4,845     1,266,597      3,314,172
      Southern Okla.
       Folded Belt         1       .18           -        1       1     100%      6,304       896,317      2,191,113
      Gulf Coast          45      2.87           7       52      11      21%     50,979       344,148      1,219,030


II-F Partnership:
      Permian            718      6.48       1,311    2,029       2       -     266,406     1,826,468     $ 6,330,203
      Anadarko            53      2.05          19       72      23      32%      4,304     1,412,653       3,920,689


II-G Partnership:
      Permian            718     13.54       1,311    2,029       2       -     556,700     3,820,576     $13,446,416
      Anadarko            53      4.35          19       72      23      32%      9,248     3,010,327       8,509,087


II-H Partnership:
      Permian            718      3.13       1,311    2,029       2       -     128,786       884,790     $ 3,066,981
      Anadarko            53      1.03          19       72      23      32%      2,200       719,990       1,992,897
      Southern Okla.
       Folded Belt        22      1.04           3       25      21      84%      6,829       249,136         624,182

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

      On April 23, 2002 the Prior Owners entered into a settlement agreement with Xplor thereby settling for $165,000 the judgment in favor of Xplor. On January 23, 2003 the Court of Appeals ruled against Newton on all issues except the one claim resulting in the $300 liability to the Prior Owners, and remanded the case to the trial court to determine and award to Newton any portion of the alleged attorneys' fees awarded to them that is attributable solely to the $300 award against the Prior Owners. The Prior Owners requested the Texas Supreme Court to reverse this decision as to the $300 claim and its related attorneys' fees. The Texas Supreme Court initially declined to consider this request, but the Prior Owners have asked the court to reconsider this decision.

      A lawsuit styled Robert W. Scott, Individually and as Managing Member of R.W. Scott Investments, LLC v. Samson Resources Company, Case No. C-01-385, was filed in the District Court of Sweetwater County, Wyoming on June 29, 2001. The lawsuit seeks class action certification and alleges that Samson deducted from its payments to royalty and overriding royalty owners certain charges which were improper under the Wyoming royalty payment statutes. A number of these royalty and overriding royalty payments burdened the interests of the II-C and II-D Partnerships. In February 2003, in an effort to minimize potential exposure created by the Wyoming statutes and accompanying legal fees, Samson refunded to the royalty and overriding royalty interest owners who were potential class members all of the amounts which were claimed to be improperly deducted plus statutory interest thereon. The applicable portions of these refunds, $2,548.31 and $26,768.96, respectively, were recouped from the II-C and II-D Partnerships in the first quarter of 2003. The lawsuit also alleges that Samson's check stubs did not fully comply with the Wyoming Royalty Payment Act. Samson intends to vigorously defend this claim.

      Except as described above, to the knowledge of the General Partner, neither the General Partner nor the Partnerships or their properties are subject to any litigation, the results of which would have a material effect on the Partnerships' or the General Partner's financial condition or operations.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the Limited Partners of any Partnership during 2003.



                                    PART II.

ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS

      As of March 3, 2004, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:

                              Number of            Numbers of
            Partnership         Units           Limited Partners
            -----------       ---------         ----------------

               II-A             484,283                3,304
               II-B             361,719                2,084
               II-C             154,621                1,094
               II-D             314,878                2,254
               II-E             228,821                1,720
               II-F             171,400                1,369
               II-G             372,189                2,082
               II-H              91,711                  978

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

                            Repurchase Offer Prices
                            -----------------------

                      2002                         2003                  2004
            ------------------------      ------------------------       ----
            1st    2nd    3rd   4th       1st   2nd    3rd    4th        1st
P/ship      Qtr.   Qtr.   Qtr.  Qtr.      Qtr.  Qtr.   Qtr.   Qtr.       Qtr.
------      ----   ----   ----  ----      ----  ----   ----   ----       ----

 II-A       $16    $15    $14   $13       $12   $11    $18    $16        $15
 II-B        15     15     14    13        12    11     17     16         14
 II-C        21     21     21    19        18    17     27     25         23
 II-D        23     23     30    25        25    23     32     30         29
 II-E        15     15     18    16        15    14     24     22         21
 II-F        20     19     22    21        19    17     28     26         23
 II-G        19     19     22    20        19    17     28     25         23
 II-H        19     19     21    20        18    17     27     25         22


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

      The following is a summary of cash distributions paid to the Limited Partners during 2002 and 2003 and the first quarter of 2004.

                              Cash Distributions
                              ------------------

                                  2002
             ------------------------------------------------
              1st          2nd            3rd           4th
P/ship        Qtr.         Qtr.           Qtr.          Qtr.
------       ------       ------         ------        ------

 II-A        $ .66        $ .24          $ .93         $ .66
 II-B          .60          .14            .52           .75
 II-C          .57          .21            .74          1.74
 II-D          .25          .24            .93          5.04
 II-E          .67           -             .44          1.22
 II-F         1.57          .68           1.27          1.44
 II-G         1.63          .68           1.24          1.40
 II-H         1.44          .53           1.00          1.44

                               2003                                  2004
             ------------------------------------------------       ------
              1st          2nd            3rd           4th          1st
P/ship        Qtr.         Qtr.           Qtr.          Qtr.         Qtr.
------       ------       ------         ------        ------       ------

 II-A        $ .71        $1.10          $1.87         $1.35        $1.54
 II-B          .59         1.21           1.58          1.24         1.38
 II-C          .70         1.44           1.81          1.47         1.77
 II-D          .66         1.20           1.87          1.27         1.74
 II-E         1.02         1.17           2.12          1.70         1.61
 II-F         1.86         1.57           2.92          2.59         2.45
 II-G         1.81         1.55           2.86          2.51         2.39
 II-H         1.71         1.45           2.60          2.37         2.28


ITEM 6.    SELECTED FINANCIAL DATA

      The following tables present selected financial data for the Partnerships. This data should be read in conjunction with the financial statements of the Partnerships, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."


                                                 Selected Financial Data

                                                    II-A Partnership
                                                    ----------------

                               2003              2002              2001             2000              1999
                           ------------      ------------      ------------     ------------      ------------

Oil and Gas Sales           $5,580,423        $3,781,863        $4,812,392       $5,718,890        $3,762,931
Net Income:
   Limited Partners          3,062,786         1,457,582         1,583,821        2,697,991         1,421,826
   General Partner             360,046           187,523           249,356          373,521            99,132
   Total                     3,422,832         1,645,105         1,833,177        3,071,512         1,520,958
Limited Partners' Net
   Income per Unit                6.32              3.01              3.27             5.57              2.94
Limited Partners' Cash
   Distributions per
     Unit                         5.03              2.49              7.41             5.70              2.62
Total Assets                 5,073,056         4,165,182         3,841,529        5,753,841         5,700,712
Partners' Capital
   (Deficit):
   Limited Partners          4,436,895         3,811,109         3,559,527        5,561,706         5,622,715
   General Partner         (   232,071)      (   241,784)      (   285,152)     (   333,839)      (   380,195)
Number of Units
   Outstanding                 484,283           484,283           484,283          484,283           484,283




                                                 Selected Financial Data

                                                    II-B Partnership
                                                    ----------------

                              2003              2002              2001              2000              1999
                          ------------      ------------      ------------      ------------      ------------

Oil and Gas Sales          $3,857,240        $2,612,932        $3,677,731        $3,937,680        $2,693,717
Net Income:
   Limited Partners         2,049,029           857,193         1,807,584         1,839,198           937,258
   General Partner            242,175           116,853           218,951           163,872            63,070
   Total                    2,291,204           974,046         2,026,535         2,003,070         1,000,328
Limited Partners' Net
   Income per Unit               5.66              2.37              5.00              5.08              2.59
Limited Partners' Cash
   Distributions per
     Unit                        4.62              2.01              6.41              5.76              2.18
Total Assets                3,401,746         2,810,167         2,621,540         3,176,745         3,374,612
Partners' Capital
   (Deficit):
   Limited Partners         3,203,658         2,826,629         2,701,436         3,212,852         3,456,654
   General Partner        (   254,807)      (   264,786)      (   302,054)      (   269,807)      (   290,773)
Number of Units
   Outstanding                361,719           361,719           361,719           361,719           361,719




                                                 Selected Financial Data

                                                    II-C Partnership
                                                    ----------------

                              2003              2002             2001               2000              1999
                          ------------      ------------     ------------       ------------      ------------

Oil and Gas Sales          $1,898,285        $1,284,421       $1,640,398         $1,856,040        $1,296,468
Net Income:
   Limited Partners         1,017,928           615,932          842,315            886,994           435,619
   General Partner            121,224            77,229          102,759            132,143            65,752
   Total                    1,139,152           693,161          945,074          1,019,137           501,371
Limited Partners' Net
   Income per Unit               6.58              3.98             5.45               5.74              2.82
Limited Partners' Cash
   Distributions per
     Unit                        5.42              3.26             8.86               5.90              2.53
Total Assets                1,645,411         1,391,833        1,238,646          1,771,934         1,804,785
Partners' Capital
   (Deficit):
   Limited Partners         1,549,381         1,370,453        1,258,521          1,786,206         1,811,212
   General Partner        (   106,418)      (    98,831)     (   130,178)       (   105,478)      (   119,145)
Number of Units
   Outstanding                154,621           154,621          154,621            154,621           154,621




                                                 Selected Financial Data

                                                    II-D Partnership
                                                    ----------------

                              2003              2002              2001              2000              1999
                          ------------      ------------      ------------      ------------      ------------

Oil and Gas Sales          $3,898,950        $2,856,941        $3,581,469        $3,757,651        $2,598,616
Net Income:
   Limited Partners         1,936,342         2,391,740         1,608,081         2,287,970           640,655
   General Partner            243,043           283,947           209,788           291,859           106,047
   Total                    2,179,385         2,675,687         1,817,869         2,579,829           746,702
Limited Partners' Net
   Income per Unit               6.15              7.60              5.11              7.27              2.03
Limited Partners' Cash
   Distributions per
     Unit                        5.00              6.46             10.91              5.59              2.60
Total Assets                3,360,141         2,915,283         2,418,532         4,271,202         3,740,589
Partners' Capital
   (Deficit):
   Limited Partners         3,055,082         2,695,740         2,339,000         4,167,919         3,639,949
   General Partner        (   190,287)      (    76,044)      (   238,692)      (   180,437)      (   236,260)
Number of Units
   Outstanding                314,878           314,878           314,878           314,878           314,878




                                                 Selected Financial Data

                                                    II-E Partnership
                                                    ----------------

                              2003              2002              2001              2000              1999
                          ------------      ------------      ------------      ------------      ------------

Oil and Gas Sales          $2,747,176        $1,954,057        $2,561,210        $2,760,885        $1,810,725
Net Income:
   Limited Partners         1,512,784           892,565         1,085,511         1,504,695           588,127
   General Partner            181,131           115,203           149,947           200,766            76,030
   Total                    1,693,915         1,007,768         1,235,458         1,705,461           664,157
Limited Partners' Net
   Income per Unit               6.61              3.90              4.74              6.58              2.57
Limited Partners' Cash
   Distributions per
     Unit                        6.01              2.33              8.82              6.52              3.55
Total Assets                2,622,429         2,385,354         2,084,248         2,908,582         3,021,570
Partners' Capital
   (Deficit):
   Limited Partners         2,519,551         2,380,767         2,021,202         2,953,691         2,941,996
   General Partner        (   129,173)      (   131,864)      (   162,380)      (   133,047)      (   162,586)
Number of Units
   Outstanding                228,821           228,821           228,821           228,821           228,821




                                                 Selected Financial Data

                                                    II-F Partnership
                                                    ----------------

                              2003              2002              2001              2000              1999
                          ------------      ------------      ------------      ------------      ------------

Oil and Gas Sales          $2,639,281        $1,900,007        $2,487,886        $2,313,259        $1,665,336
Net Income:
   Limited Partners         1,593,959           987,108         1,345,727         1,405,133           615,301
   General Partner            189,788           129,511           177,055           175,647            98,196
   Total                    1,783,747         1,116,619         1,522,782         1,580,780           713,497
Limited Partners' Net
   Income per Unit               9.30              5.76              7.85              8.20              3.59
Limited Partners' Cash
   Distributions per
     Unit                        8.94              4.96             11.09              7.49              4.25
Total Assets                2,310,868         2,153,885         1,970,061         2,513,797         2,393,651
Partners' Capital
   (Deficit):
   Limited Partners         2,217,486         2,155,527         2,017,419         2,573,692         2,451,559
   General Partner        (    91,417)      (    95,526)      (   118,848)      (   101,577)      (   112,893)
Number of Units
   Outstanding                171,400           171,400           171,400           171,400           171,400




                                                 Selected Financial Data

                                                    II-G Partnership
                                                    ----------------

                              2003              2002              2001              2000              1999
                          ------------      ------------      ------------      ------------      ------------

Oil and Gas Sales          $5,605,691        $4,023,806        $5,285,009        $4,915,575        $3,527,599
Net Income:
   Limited Partners         3,393,388         2,092,430         2,861,002         2,967,172         1,382,389
   General Partner            404,263           274,972           376,956           371,389            99,665
   Total                    3,797,651         2,367,402         3,237,958         3,338,561         1,482,054
Limited Partners' Net
   Income per Unit               9.12              5.62              7.69              7.97              3.71
Limited Partners' Cash
   Distributions per
     Unit                        8.73              4.95             11.06              7.47              4.24
Total Assets                4,950,432         4,606,106         4,259,746         5,385,526         5,174,834
Partners' Capital
   (Deficit):
   Limited Partners         4,646,824         4,501,436         4,251,006         5,504,004         5,317,832
   General Partner        (    87,509)      (    97,205)      (   146,206)      (   212,913)      (   266,026)
Number of Units
   Outstanding                372,189           372,189           372,189           372,189           372,189




                                                 Selected Financial Data

                                                    II-H Partnership
                                                    ----------------

                              2003              2002              2001              2000              1999
                          ------------      ------------      ------------      ------------      ------------

Oil and Gas Sales          $1,335,792        $  954,336        $1,257,427        $1,162,286        $  836,927
Net Income:
   Limited Partners           786,078           474,052           660,235           722,427           319,698
   General Partner             93,794            62,658            87,334            56,035            23,260
   Total                      879,872           536,710           747,569           778,462           342,958
Limited Partners' Net
   Income per Unit               8.57              5.17              7.20              7.88              3.49
Limited Partners' Cash
   Distributions per
     Unit                        8.13              4.41             10.35              7.25              4.06
Total Assets                1,176,280         1,086,200           992,829         1,278,287         1,215,782
Partners' Capital
   (Deficit):
   Limited Partners         1,131,879         1,090,801         1,021,749         1,311,514         1,254,087
   General Partner        (    51,046)      (    53,547)      (    65,089)      (    54,632)      (    66,614)
Number of Units
   Outstanding                 91,711            91,711            91,711            91,711            91,711


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

      Results of Operations

      An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables following "Results of Operations" under the heading "Average Sales Prices, Production Volumes, and Average Production Costs." Following is a discussion of each Partnership's results of operations for the year ended December 31, 2003 as compared to the year ended December 31, 2002 and for the year ended December 31, 2002 as compared to the year ended December 31, 2001.



                               II-A Partnership
                               ----------------

                     Year Ended December 31, 2003 Compared
                        to Year Ended December 31, 2002
                    --------------------------------------

      Total oil and gas sales increased $1,798,560 (47.6%) in 2003 as compared to 2002. Of this increase, approximately (i) $338,000 and $1,510,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $241,000 was related to an increase in the volumes of oil sold. These increases were partially offset by a decrease of approximately $290,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 10,297 barrels, while volumes of gas sold decreased 104,306 Mcf in 2003 as compared to 2002. The increase in volumes of oil sold was primarily due to (i) an increase in production on one significant well due to the successful recompletion of that well during mid 2002, (ii) an increase in production on another significant well due to the successful workover of that well during mid 2003, and (iii) a positive prior period volume adjustment made by the purchaser on another significant well during 2003. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a negative prior period volume adjustment made by the operator on one significant well during 2003. Average oil and gas prices increased to $27.97 per barrel and $4.88 per Mcf, respectively, in 2003 from $23.42 per barrel and $2.78 per Mcf, respectively, in 2002.

      As discussed in "Liquidity and Capital Resources" below, the II-A Partnership sold certain oil and gas properties during 2003 and recognized a $9,595 gain on such sales. Sales of oil and gas properties during 2002 resulted in the II-A Partnership recognizing similar gains of $193,272.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $108,849 (7.2%) in 2003 as compared to 2002. This decrease was primarily due to (i) workover expenses incurred on several wells during 2002, (ii) a decrease in lease operating expenses associated with the decrease in volumes of gas sold, and (iii) a negative prior period lease operating expense adjustment made by the operator on one significant well during 2003. These decreases were partially offset by (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) a partial reversal during 2002 of approximately $22,000 (due to a partial post-judgment settlement) of a charge previously accrued for a judgment, and (iii) workover expenses incurred on one significant well during 2003. As a percentage of oil and gas sales, these expenses decreased to 25.2% in 2003 from 40.1% in 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $50,295 (19.2%) in 2003 as compared to 2002. This decrease was primarily due to (i) one significant well being fully depleted in 2002 due to the lack of remaining economically recoverable reserves and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2003. As a percentage of oil and gas sales, this expense decreased to 3.8% in 2003 from 6.9% in 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant in 2003 and 2002. As a percentage of oil and gas sales, these expenses decreased to 10.1% in 2003 from 14.7% in 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2003 totaling $57,992,357 or 119.75% of Limited Partners' capital contributions.


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



                               II-B Partnership
                               ----------------

                     Year Ended December 31, 2003 Compared
                        to Year Ended December 31, 2002
                    --------------------------------------

      Total oil and gas sales increased $1,244,308 (47.6%) in 2003 as compared to 2002. Of this increase, approximately $224,000 and $1,080,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $135,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 3,109 barrels, while volumes of gas sold decreased 49,577 Mcf in 2003 as compared to 2002. Average oil and gas prices increased to $29.33 per barrel and $4.69 per Mcf, respectively, in 2003 from $24.21 per barrel and $2.72 per Mcf, respectively, in 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $23,652 (2.3%) in 2003 as compared to 2002. This decrease was primarily due to workover expenses incurred on several wells during 2002, which decrease was partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 25.9% in 2003 from 39.1% in 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $64,625 (29.5%) in 2003 as compared to 2002. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2003 and (ii) one significant well being fully depleted in 2002 due to the lack of remaining economically recoverable reserves. As a percentage of oil and gas sales, this expense decreased to 4.0% in 2003 from 8.4% in 2002. This percentage decrease was primarily due to (i) the increases in the average prices of oil and gas sold and (ii) the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant in 2003 and 2002. As a percentage of oil and gas sales, these expenses decreased to 11.0% in 2003 from 16.1% in 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2003 totaling $41,728,916 or 115.36% of Limited Partners' capital contributions.


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



                               II-C Partnership
                               ----------------

                     Year Ended December 31, 2003 Compared
                        to Year Ended December 31, 2002
                    --------------------------------------

      Total oil and gas sales increased $613,864 (47.8%) in 2003 as compared to 2002. Of this increase, approximately $77,000 and $577,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $77,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 1,455 barrels, while volumes of gas sold decreased 28,291 Mcf in 2003 as compared to 2002. The increase in volumes of oil sold was primarily due to an increase in production on one significant well due to the successful workover of that well during mid 2003.

The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the purchaser on one significant well during 2002. Average oil and gas prices increased to $29.48 per barrel and $4.54 per Mcf, respectively, in 2003 from $24.59 per barrel and $2.71 per Mcf, respectively, in 2002.

      As discussed in "Liquidity and Capital Resources" below, the II-C Partnership sold certain oil and gas properties during 2003 and recognized a $768 gain on such sales. Sales of oil and gas properties during 2002 resulted in the II-C Partnership recognizing similar gains of $120,063.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $52,565 (12.2%) in 2003 as compared to 2002. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 25.5% in 2003 from 33.6% in 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $5,862(6.5%) in 2003 as compared to 2002. As a percentage of oil and gas sales, this expense decreased to 4.4% in 2003 from 7.0% in 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,655 (1.4%) in 2003 as compared to 2002. As a percentage of oil and gas sales, these expenses decreased to 10.2% in 2003 from 14.9% in 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2003 totaling $19,516,686 or 126.22% of Limited Partners' capital contributions.


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



                               II-D Partnership
                               ----------------

                     Year Ended December 31, 2003 Compared
                        to Year Ended December 31, 2002
                    --------------------------------------

      Total oil and gas sales increased $1,042,009 (36.5%) in 2003 as compared to 2002. Of this increase, approximately $127,000 and $1,288,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $183,000 and $190,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 7,868 barrels and 71,127 Mcf, respectively, in 2003 as compared to

2002. The decrease in volumes of oil sold was primarily due to (i) a substantial decline in production during 2003 on one significant well following the initially high production after completion of that well during late 2001 and mechanical problems occurring on that same well and (ii) normal declines in production. The well with a substantial decline in production experienced an increase in production during late 2003 following successful repairs of its mechanical problems. The decrease in volumes of gas sold was primarily due to
(i) the sale of several wells during late 2002 and (ii) the shutting-in of one significant well during 2003 due to high well pressure. The shut-in well returned to production in late 2003. These decreases were partially offset by positive prior period volume adjustments made by the operator on two significant wells during 2003. Average oil and gas prices increased to $28.65 per barrel and $4.45 per Mcf, respectively, in 2003 from $23.24 per barrel and $2.67 per Mcf, respectively, in 2002.

      As discussed in "Liquidity and Capital Resources" below, the II-D Partnership sold certain oil and gas properties during 2003 and recognized an $8,060 gain on such sales. Sales of oil and gas properties during 2002 resulted in the II-D Partnership recognizing similar gains of $1,256,405.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $189,504 (21.4%) in 2003 as compared to 2002. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) workover expenses incurred on several wells during 2003, and (iii) a positive prior period lease operating expense adjustment made by the operator on one significant well during 2003. These increases were partially offset by (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold and (ii) workover expenses incurred on several wells during 2002. As a percentage of oil and gas sales, these expenses decreased to 27.6% in 2003 from 31.0% in 2002.
This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $95,363 (51.4%) in 2003 as compared to 2002. This increase was primarily due to (i) an increase in depletable oil and gas properties primarily due to recompletion activities on one significant well during 2003 and (ii) the abandonment of another significant well during 2003 due to severe mechanical problems. These increases were partially offset by (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2003. As a percentage of oil and gas sales, this expense increased to 7.2% in 2003 from 6.5% in 2002. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses remained relatively constant in 2003 and 2002. As a percentage of oil and gas sales, these expenses decreased to 9.6% in 2003 from 12.9% in 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2003 totaling $40,913,903 or 129.94% of Limited Partners' capital contributions.


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



                               II-E Partnership
                               ----------------

                     Year Ended December 31, 2003 Compared
                        to Year Ended December 31, 2002
                    --------------------------------------

      Total oil and gas sales increased $793,119 (40.6%) in 2003 as compared to 2002. Of this increase, approximately $98,000 and $858,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $104,000 related to a decrease in volumes of oil sold. Volumes of oil and gas sold decreased 4,295 barrels and 20,856 Mcf, respectively, in 2003 as compared to 2002. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a negative prior period volume adjustment made by the operator on one significant well during 2003. The decrease in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the purchaser on one significant well during 2002 and (ii) the shutting-in of another significant well due to high well pressure during 2003. The shut-in well returned to production in late 2003. Average oil and gas prices increased to $29.32 per barrel and $4.68 per Mcf, respectively, in 2003 from $24.19 per barrel and $2.84 per Mcf, respectively, in 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $136,660 (25.9%) in 2003 as compared to 2002. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) positive prior period lease operating expense adjustments on two significant wells during 2003, and (iii) workover expenses incurred on one significant well during 2003. As a percentage of oil and gas sales, these expenses decreased to 24.2% in 2003 from 27.0% in 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $25,478 (15.7%) in 2003 as compared to 2002. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2003. As a percentage of oil and gas sales, this expense decreased to 5.0% in 2003 from 8.3% in 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant in 2003 and 2002. As a percentage of oil and gas sales, these expenses decreased to 10.2% in 2003 from 14.2% in 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2003 totaling $28,701,574 or 125.43% of Limited Partners' capital contributions.


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



                               II-F Partnership
                               ----------------

                      Year Ended December 31, 2003 Compared
                         to Year Ended December 31, 2002
                      -------------------------------------

      Total oil and gas sales increased $739,274 (38.9%) in 2003 as compared to 2002. Of this increase, approximately $115,000 and $722,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 3,066 barrels and 9,103 Mcf, respectively, in 2003 as compared to 2002. The decrease in volumes of oil sold was primarily due to normal declines in production, which decrease was partially offset by a positive prior period volume adjustment made by the operator on one significant well during 2003. Average oil and gas prices increased to $28.40 per barrel and $4.37 per Mcf, respectively, in 2003 from $23.78 per barrel and $2.74 per Mcf, respectively, in 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $151,221 (35.8%) in 2003 as compared to 2002. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on several wells during 2003. As a percentage of oil and gas sales, these expenses decreased to 21.7% in 2003 from 22.2% in 2002.

      Depreciation, depletion, and amortization of oil and gas properties decreased $66,031 (32.8%) in 2003 as compared to 2002. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2003 and (ii) two significant wells being fully depleted in 2002 due to lack of remaining economically recoverable reserves. As a percentage of oil and gas sales, this expense decreased to 5.1% in 2003 from 10.6% in 2002. This percentage decrease was primarily due to (i) the dollar decrease in depreciation, depletion, and amortization of oil and gas properties and (ii) the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant in 2003 and 2002. As a percentage of oil and gas sales, these expenses decreased to 8.1% in 2003 from 11.2% in 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2003 totaling $23,323,051 or 136.07% of Limited Partners' capital contributions.


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



                               II-G Partnership
                               ----------------

                     Year Ended December 31, 2003 Compared
                        to Year Ended December 31, 2002
                    --------------------------------------

      Total oil and gas sales increased $1,581,885 (39.3%) in 2003 as compared to 2002. Of this increase, approximately $241,000 and $1,543,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 6,422 barrels and 17,793 Mcf, respectively, in 2003 as compared to 2002. The decrease in volumes of oil sold was primarily due to normal declines in production, which decrease was partially offset by a positive prior period volume adjustment made by the operator on one significant well during 2003. Average oil and gas prices increased to $28.40 per barrel and $4.38 per Mcf, respectively, in 2003 from $23.77 per barrel and $2.74 per Mcf, respectively, in 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $320,968 (35.7%) in 2003 as compared to 2002. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on several wells during 2003. As a percentage of oil and gas sales, these expenses decreased to 21.8% in 2003 from 22.4% in 2002.

      Depreciation, depletion, and amortization of oil and gas properties decreased $141,446 (32.8%) in 2003 as compared to 2002. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2003 and (ii) two significant wells being fully depleted in 2002 due to the lack of remaining economically recoverable reserves. As a percentage of oil and gas sales, this expense decreased to 5.2% in 2003 from 10.7% in 2002. This percentage decrease was primarily due to (i) the dollar decrease in depreciation, depletion, and amortization of oil and gas properties and (ii) the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant in 2003 and 2002. As a percentage of oil and gas sales, these expenses decreased to 7.8% in 2003 from 10.8% in 2002.

This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2003 totaling $48,667,371 or 130.76% of Limited Partners' capital contributions.


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

                               II-H Partnership
                               ----------------

                     Year Ended December 31, 2003 Compared
                        to Year Ended December 31, 2002
                    --------------------------------------

      Total oil and gas sales increased $381,456 (40.0%) in 2003 as compared to 2002. Of this increase, approximately $56,000 and $370,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 1,495 barrels and 3,319 Mcf, respectively, in 2003 as compared to 2002. The decrease in volumes of oil sold was primarily due to normal declines in production, which decrease was partially offset by a positive prior period volume adjustment made by the operator on one significant well during 2003. Average oil and gas prices increased to $28.40 per barrel and $4.38 per Mcf, respectively, in 2003 from $23.77 per barrel and $2.75 per Mcf, respectively, in 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $78,051 (35.9%) in 2003 as compared to 2002. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on several wells during 2003. As a percentage of oil and gas sales, these expenses decreased to 22.1% in 2003 from 22.8% in 2002.

      Depreciation, depletion, and amortization of oil and gas properties decreased $32,521 (32.1%) in 2003 as compared to 2002. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2003 and (ii) two significant wells being fully depleted in 2002 due to the lack of remaining economically recoverable reserves. As a percentage of oil and gas sales, this expense decreased to 5.1% in 2003 from 10.6% in 2002. This percentage decrease was primarily due to (i) the dollar decrease in depreciation, depletion, and amortization and (ii) the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant in 2003 and 2002. As a percentage of oil and gas sales, these expenses decreased to 9.4% in 2003 from 13.1% in 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2003 totaling $11,309,364 or 123.32% of Limited Partners' capital contributions.

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


      Average Sales Prices, Production Volumes, and Average Production Costs

      The following tables are comparisons of the annual average oil and gas sales prices, production volumes, and average production costs (lease operating expenses and production taxes) per equivalent unit (one barrel of oil or six Mcf of gas) for 2003, 2002, and 2001. These factors comprise the change in net oil and gas operations discussed in the "Results of Operations" section above.

                             2003 Compared to 2002
                             ---------------------

                             Average Sales Prices
---------------------------------------------------------------------------
P/ship               2003                    2002               % Change
------         ----------------        ----------------        ------------
                 Oil        Gas          Oil        Gas
               ($/Bbl)    ($/Mcf)      ($/Bbl)    ($/Mcf)      Oil      Gas
               -------    -------      -------    -------      ---      ---

 II-A          $27.97      $4.88       $23.42      $2.78       19%      76%
 II-B           29.33       4.69        24.21       2.72       21%      72%
 II-C           29.48       4.54        24.59       2.71       20%      68%
 II-D           28.65       4.45        23.24       2.67       23%      67%
 II-E           29.32       4.68        24.19       2.84       21%      65%
 II-F           28.40       4.37        23.78       2.74       19%      59%
 II-G           28.40       4.38        23.77       2.74       19%      60%
 II-H           28.40       4.38        23.77       2.75       19%      59%

                              Production Volumes
-----------------------------------------------------------------------------
P/ship              2003                      2002               % Change
------       -----------------         -----------------       --------------
               Oil         Gas           Oil        Gas          Oil     Gas
             (Bbls)       (Mcf)        (Bbls)      (Mcf)       (Bbls)   (Mcf)
             ------      -------       ------     -------      ------   -----

 II-A        74,313      717,179       64,016     821,485       16%     (13%)
 II-B        43,725      548,582       40,616     598,159        8%     ( 8%)
 II-C        15,806      315,371       14,351     343,662       10%     ( 8%)
 II-D        23,482      724,786       31,350     795,913      (25%)    ( 9%)
 II-E        19,131      467,472       23,426     488,328      (18%)    ( 4%)
 II-F        24,828      442,255       27,894     451,358      (11%)    ( 2%)
 II-G        52,045      941,870       58,467     959,663      (11%)    ( 2%)
 II-H        12,082      226,604       13,577     229,923      (11%)    ( 1%)


                           Average Production Costs
                         per Equivalent Barrel of Oil
                    -------------------------------------
                    P/ship     2003     2002     % Change
                    ------    -----    -----     --------

                     II-A     $7.26    $7.55       ( 4%)
                     II-B      7.39     7.28         2%
                     II-C      7.09     6.03        18%
                     II-D      7.46     5.40        38%
                     II-E      6.85     5.04        36%
                     II-F      5.82     4.09        42%
                     II-G      5.84     4.12        42%
                     II-H      5.92     4.19        41%

                             2002 Compared to 2001
                             ---------------------

                             Average Sales Prices
----------------------------------------------------------------------------
P/ship               2002                     2001              % Change
------         ----------------        ----------------        -------------
                 Oil        Gas          Oil        Gas
               ($/Bbl)    ($/Mcf)      ($/Bbl)    ($/Mcf)      Oil      Gas
               -------    -------      -------    -------      ----    -----

 II-A          $23.42      $2.78       $23.99      $4.12       (2%)    (33%)
 II-B           24.21       2.72        24.36       4.34       (1%)    (37%)
 II-C           24.59       2.71        24.28       4.30        1%     (37%)
 II-D           23.24       2.67        22.78       4.42        2%     (40%)
 II-E           24.19       2.84        24.32       4.03       (1%)    (30%)
 II-F           23.78       2.74        24.00       3.75       (1%)    (27%)
 II-G           23.77       2.74        24.00       3.76       (1%)    (27%)
 II-H           23.77       2.75        24.01       3.77       (1%)    (27%)

                              Production Volumes
-----------------------------------------------------------------------------
P/ship              2002                      2001               % Change
------       -----------------         -----------------       --------------
               Oil         Gas           Oil        Gas          Oil     Gas
             (Bbls)       (Mcf)        (Bbls)      (Mcf)       (Bbls)   (Mcf)
             ------      -------       ------     -------      ------   -----

 II-A        64,016      821,485       67,519     774,153      ( 5%)      6%
 II-B        40,616      598,159       49,375     570,423      (18%)      5%
 II-C        14,351      343,662       14,034     302,093        2%      14%
 II-D        31,350      795,913       18,970     712,930       65%      12%
 II-E        23,426      488,328       24,064     490,127      ( 3%)      -
 II-F        27,894      451,358       30,965     465,214      (10%)    ( 3%)
 II-G        58,467      959,663       64,898     992,099      (10%)    ( 3%)
 II-H        13,577      229,923       15,054     237,600      (10%)    ( 3%)


                           Average Production Costs
                         per Equivalent Barrel of Oil
                    -------------------------------------
                    P/ship     2002     2001     % Change
                    ------    -----    -----     --------

                     II-A     $7.55    $9.29       (19%)
                     II-B      7.28     7.29         -
                     II-C      6.03     6.77       (11%)
                     II-D      5.40     8.69       (37%)
                     II-E      5.04     7.74       (34%)
                     II-F      4.09     4.64       (12%)
                     II-G      4.12     4.67       (12%)
                     II-H      4.19     4.77       (12%)

      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item 5. Market for Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, where methods are employed to permit more efficient recovery of reserves, or where identified developmental drilling or recompletion opportunities are pursued, thereby resulting in a positive economic impact. Assuming 2003 production levels for future years, the Partnerships proved reserve quantities at December 31, 2003 would have the following remaining lives:

                  Partnership       Gas-Years        Oil-Years
                  -----------       ---------        ---------

                     II-A               9.2              7.8
                     II-B               9.2             10.3
                     II-C              11.0             10.6
                     II-D              12.2              8.8
                     II-E              10.7              9.7
                     II-F               8.6             11.9
                     II-G               8.7             11.9
                     II-H               8.8             11.9

These life of reserves estimates are based on the current estimates of remaining oil and gas reserves. See "Item 2. Properties" for a discussion of these reserve estimates. Any increase or decrease in the oil and gas prices at December 31, 2003 may cause an increase or decrease in the estimated life of said reserves.

      The Partnerships' available capital from the Limited Partners' subscriptions has been spent on oil and gas properties and there should be no further material capital resource commitments in the future. The Partnerships have no debt commitments. Cash for operational purposes will be provided by current oil and gas production. During 2003, 2002, and 2001 the Partnerships expended no capital on oil and gas acquisition or exploration activities. However, during those years the Partnerships expended the following amounts on oil and gas development activities, primarily well recompletions and developmental drilling:

      Partnership          2003              2002              2001
      -----------        --------          --------          --------

          II-A           $102,903          $137,449          $149,585
          II-B             24,971            14,939           492,951
          II-C             24,478             9,993            82,009
          II-D            153,431           116,640           169,317
          II-E             24,348           198,005            51,785
          II-F             41,415            93,456           118,663
          II-G             93,448           197,745           254,554
          II-H             24,574            46,750            61,632

While these expenditures reduce or eliminate cash available for a particular quarterly cash distribution, the General Partner believes that these activities are necessary for the prudent operation of the properties and maximization of their value to the Partnerships.

      The Partnerships sold certain oil and gas properties during 2003, 2002, and 2001. The sale of the Partnerships' properties were made by the General Partner after giving due consideration to both the offer price and the General Partner's estimate of the property's remaining proved reserves and future operating costs. Net proceeds from the sale of any such properties were distributed to the Partnerships and included in the calculation of the Partnerships' cash distributions for the quarter immediately following the Partnerships' receipt of the proceeds. The amount of such proceeds from the sale of oil and gas properties during 2003, 2002, and 2001, were as follows:

         Partnership          2003            2002              2001
         -----------        --------       ----------         ---------

            II-A            $  8,732       $  348,092          $  7,285
            II-B               1,968           32,406             1,187
            II-C                 739          122,540            21,996
            II-D               8,060        1,266,240           112,686
            II-E              22,535           22,188            61,553
            II-F              60,479           55,052            24,684
            II-G             127,575          115,148            52,882
            II-H              29,981           26,642            12,783

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

      The Partnerships would have terminated on December 31, 2001 in accordance with the Partnership Agreements. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their second two-year extension thereby extending their termination date to December 31, 2005. As of the date of this Annual Report, the General Partner has not determined whether to further extend the term of any Partnership.


      Off-Balance Sheet Arrangements

      The Partnerships do not have any off-balance sheet arrangements.


      Tabular Disclosure of Contractual Obligations

      The Partnerships do not have any contractual obligations of the type which are required by the SEC to be disclosed in this Annual Report under this heading.


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

      The Deferred Charge on the Balance Sheets included in Item 8 of this Annual Report represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. Conversely, the Accrued Liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. The rates used in calculating the Deferred Charge and Accrued Liability are the annual average production cost per Mcf.

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


                                      Increase
                  Increase in       (Decrease) in
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

      The asset retirement obligation is adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the year ended December 31, 2003, the II-A, II-B, II-C, II-D, II-E, II-F, II-G, and II-H Partnerships recognized approximately $12,000, $9,000, $3,000, $11,000, $5,000,
$5,000, $10,000 and $3,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.

      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Partnerships in 2003. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."


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


ITEM 9A.  CONTROLS AND PROCEDURES

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

            Name            Age      Position with General Partner
      ----------------      ---     --------------------------------

      Dennis R. Neill       52      President and Director

      Judy K. Fox           52      Secretary

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


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Partnerships and the General Partner, there were no officers, directors, or ten percent owners who were delinquent filers during 2003 of reports required under Section 16 of the Securities Exchange Act of 1934.

      Audit Committee Financial Expert

      The Partnerships are not required by SEC regulations or otherwise to maintain an audit committee. The board of directors of the General Partner serves as the audit committee. The board of directors of the General Partner consists of one person who is not an audit committee financial expert, as defined in the SEC regulations.


      Code of Ethics

      The General Partner has adopted a Code of Ethics which applies to all of its executive officers, including those persons who perform the functions of principal executive officer, principal financial officer, and principal accounting officer. The Partnerships will provide, free of charge, a copy of this Code of Ethics to any person upon receipt of a written request mailed to Geodyne Resources, Inc., Investor Services, Samson Plaza, Two West 2nd Street, Tulsa, OK 74103. Such request must include the address to which the Code of Ethics should be mailed.


ITEM 11.    EXECUTIVE COMPENSATION

      The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The amount of general and administrative expense allocated to the General Partner and its affiliates which was charged to each Partnership during 2003, 2002, and 2001, is set forth in the table below. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements.

            Partnership        2003         2002          2001
            -----------      --------     --------      --------

               II-A          $509,772     $509,772      $509,772
               II-B           380,760      380,760       380,760
               II-C           162,756      162,756       162,756
               II-D           331,452      331,452       331,452
               II-E           240,864      240,864       240,864
               II-F           180,420      180,420       180,420
               II-G           391,776      391,776       391,776
               II-H            96,540       96,540        96,540

      None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities based on the allocation method described above. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates during 2003, 2002, and 2001:



                                                  Salary Reimbursements

                                                    II-A Partnership
                                                    ----------------
                                           Three Years Ended December 31, 2003

                                                                         Long Term Compensation
                                                                  ----------------------------------
                                   Annual Compensation                   Awards              Payouts
                                -------------------------         -----------------------    -------
                                                                                  Securi-
                                                       Other                       ties                   All
     Name                                              Annual     Restricted      Under-                 Other
      and                                             Compen-       Stock         lying       LTIP      Compen-
   Principal                     Salary    Bonus      sation       Award(s)      Options/    Payouts    sation
   Position             Year      ($)       ($)         ($)          ($)          SARs(#)      ($)        ($)
----------------        ----    --------   -----      -------     ----------     --------    -------    -------
Dennis R. Neill,
President(1)            2001       -         -           -            -             -           -          -
                        2002       -         -           -            -             -           -          -
                        2003       -         -           -            -             -           -          -

All Executive
Officers,
Directors,
and Employees
as a group(2)           2001    $283,025     -           -            -             -           -          -
                        2002    $272,218     -           -            -             -           -          -
                        2003    $276,689     -           -            -             -           -          -

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



                                                  Salary Reimbursements

                                                    II-B Partnership
                                                    ----------------
                                           Three Years Ended December 31, 2003

                                                                             Long Term Compensation
                                                                     ------------------------------------
                                       Annual Compensation                   Awards              Payouts
                                 ------------------------------      -----------------------     -------
                                                                                     Securi-
                                                          Other                       ties                      All
     Name                                                 Annual     Restricted      Under-                    Other
      and                                                Compen-       Stock         lying         LTIP       Compen-
   Principal                      Salary      Bonus      sation       Award(s)      Options/      Payouts     sation
   Position             Year       ($)         ($)         ($)          ($)          SARs(#)        ($)         ($)
----------------        ----     --------     -----      -------     ----------     --------      -------     -------
Dennis R. Neill,
President(1)            2001        -           -           -            -             -             -           -
                        2002        -           -           -            -             -             -           -
                        2003        -           -           -            -             -             -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)           2001     $211,398       -           -            -             -             -           -
                        2002     $203,326       -           -            -             -             -           -
                        2003     $206,665       -           -            -             -             -           -

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




                                                  Salary Reimbursements

                                                    II-C Partnership
                                                    ----------------
                                           Three Years Ended December 31, 2003

                                                                             Long Term Compensation
                                                                    -------------------------------------
                                      Annual Compensation                   Awards                Payouts
                                 ------------------------------     -----------------------       -------
                                                                                    Securi-
                                                          Other                      ties                     All
     Name                                                 Annual    Restricted      Under-                   Other
      and                                                Compen-      Stock         lying        LTIP       Compen-
   Principal                      Salary      Bonus      sation      Award(s)      Options/     Payouts     sation
   Position             Year       ($)         ($)         ($)         ($)          SARs(#)       ($)         ($)
----------------        ----     --------     -----      -------    ----------     --------     -------     -------
Dennis R. Neill,
President(1)            2001        -           -           -           -              -           -           -
                        2002        -           -           -           -              -           -           -
                        2003        -           -           -           -              -           -           -


All Executive
Officers,
Directors,
and Employees
as a group(2)           2001     $90,362        -           -           -              -           -           -
                        2002     $86,912        -           -           -              -           -           -
                        2003     $88,339        -           -           -              -           -           -
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



                                                  Salary Reimbursements

                                                    II-D Partnership
                                                    ----------------
                                           Three Years Ended December 31, 2003

                                                                               Long Term Compensation
                                                                     -------------------------------------
                                        Annual Compensation                     Awards          Payouts
                                 -------------------------------     ------------------------   -------
                                                                                     Securi-
                                                          Other                       ties                    All
     Name                                                 Annual     Restricted      Under-                  Other
      and                                                Compen-       Stock         lying       LTIP       Compen-
   Principal                      Salary      Bonus      sation       Award(s)      Options/    Payouts     sation
   Position             Year       ($)         ($)         ($)          ($)          SARs(#)      ($)         ($)
----------------        ----     --------     -----      -------     ----------     --------    -------     -------
Dennis R. Neill,
President(1)            2001        -           -           -             -             -          -           -
                        2002        -           -           -             -             -          -           -
                        2003        -           -           -             -             -          -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)           2001     $184,022       -           -             -             -          -           -
                        2002     $176,995       -           -             -             -          -           -
                        2003     $179,902       -           -             -             -          -           -

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



                                                  Salary Reimbursements

                                                    II-E Partnership
                                                    ----------------
                                           Three Years Ended December 31, 2003

                                                                          Long Term Compensation
                                                                    ----------------------------------
                                      Annual Compensation                     Awards           Payouts
                                 ------------------------------     -----------------------    -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                      Salary     Bonus      sation       Award(s)      Options/     Payouts     sation
   Position             Year       ($)        ($)         ($)          ($)          SARs(#)       ($)         ($)
----------------        ----     --------    -----      -------     ----------     --------     -------     -------
Dennis R. Neill,
President(1)            2001        -          -          -             -              -           -           -
                        2002        -          -          -             -              -           -           -
                        2003        -          -          -             -              -           -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)           2001     $133,728      -          -             -              -           -           -
                        2002     $128,621      -          -             -              -           -           -
                        2003     $130,734      -          -             -              -           -           -

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




                                                  Salary Reimbursements

                                                    II-F Partnership
                                                    ----------------
                                           Three Years Ended December 31, 2003

                                                                         Long Term Compensation
                                                                     ------------------------------
                                    Annual Compensation                     Awards              Payouts
                                 -------------------------           ---------------------      -------
                                                                                     Securi-
                                                          Other                       ties                    All
     Name                                                 Annual     Restricted      Under-                  Other
      and                                                Compen-       Stock         lying       LTIP       Compen-
   Principal                      Salary      Bonus      sation       Award(s)      Options/    Payouts     sation
   Position             Year       ($)         ($)         ($)          ($)          SARs(#)      ($)         ($)
----------------        ----     --------     -----      -------     ----------     --------    -------     -------
Dennis R. Neill,
President(1)            2001        -           -          -              -             -          -           -
                        2002        -           -          -              -             -          -           -
                        2003        -           -          -              -             -          -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)           2001     $100,169       -          -              -             -          -           -
                        2002     $ 96,344       -          -              -             -          -           -
                        2003     $ 97,927       -          -              -             -          -           -
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



                                                  Salary Reimbursements

                                                    II-G Partnership
                                                    ----------------
                                           Three Years Ended December 31, 2003

                                                                        Long Term Compensation
                                                                  ------------------------------------
                                   Annual Compensation                    Awards              Payouts
                                -----------------------------     ---------------------        -------
                                                                                 Securi-
                                                       Other                      ties                        All
     Name                                              Annual     Restricted     Under-                      Other
      and                                             Compen-       Stock        lying           LTIP       Compen-
   Principal                     Salary     Bonus     sation       Award(s)     Options/        Payouts     sation
   Position             Year      ($)        ($)        ($)          ($)         SARs(#)          ($)         ($)
----------------        ----    --------    -----     -------     ----------    --------        -------     -------
Dennis R. Neill,
President(1)            2001       -          -          -             -            -              -           -
                        2002       -          -          -             -            -              -           -
                        2003       -          -          -             -            -              -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)           2001    $217,514      -          -             -            -              -           -
                        2002    $209,208      -          -             -            -              -           -
                        2003    $212,644      -          -             -            -              -           -

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



                                                  Salary Reimbursements
                                                    II-H Partnership
                                                    ----------------
                                           Three Years Ended December 31, 2003

                                                                       Long Term Compensation
                                                                  -------------------------------------
                                       Annual Compensation                    Awards            Payouts
                                -------------------------------   -------------------------     -------
                                                                                   Securi-
                                                         Other                      ties                      All
     Name                                                Annual   Restricted       Under-                    Other
      and                                               Compen-     Stock          lying         LTIP       Compen-
   Principal                     Salary      Bonus      sation     Award(s)       Options/      Payouts     sation
   Position             Year      ($)         ($)         ($)        ($)           SARs(#)        ($)         ($)
----------------        ----    --------     -----      -------   ----------      --------      -------     -------
Dennis R. Neill,
President(1)            2001       -           -           -          -               -            -           -
                        2002       -           -           -          -               -            -           -
                        2003       -           -           -          -               -            -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)           2001    $53,599        -           -          -               -            -           -
                        2002    $51,552        -           -          -               -            -           -
                        2003    $52,399        -           -          -               -            -           -

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


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Units as of March 3, 2004 by (i) each beneficial owner of more than five percent of the issued and outstanding Units, (ii) the directors and officers of the General Partner, and (iii) the General Partner and its affiliates. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.

                                                       Number of Units
                                                         Beneficially
                                                        Owned (Percent
          Beneficial Owner                             of Outstanding)
------------------------------------                  -----------------

II-A Partnership:
----------------
   Samson Resources Company                            139,089 (28.7%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and                           139,089 (28.7%)
      the General Partner (4 persons)


II-B Partnership:
----------------
   Samson Resources Company                             97,314 (26.9%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                   97,314 (26.9%)

II-C Partnership:
----------------
   Samson Resources Company                             51,453 (33.3%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                   51,453 (33.3%)


II-D Partnership:
----------------
   Samson Resources Company                             91,332 (29.0%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                   91,332 (29.0%)


II-E Partnership:
----------------
   Samson Resources Company                             71,683 (31.3%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                   71,683 (31.3%)


II-F Partnership:
----------------
   Samson Resources Company                             46,356 (27.1%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                   46,356 (27.1%)


II-G Partnership:
----------------
   Samson Resources Company                             77,712 (20.9%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                   77,712 (20.9%)


II-H Partnership:
----------------
   Samson Resources Company                             27,714 (30.2%)
   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                   27,714 (30.2%)

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Audit Fees

      During 2003 and 2002, each Partnership incurred the following audit fees:

                                                  2003        2002
                                                -------     -------

      Year-end audit per engagement letter      $19,250     $17,827
      1st quarter 10-Q review                       750         750
      2nd quarter 10-Q review                       750         750
      3rd quarter 10-Q review                       750         750

      Audit-Related Fees

      During 2003 and 2002 the Partnerships did not pay any audit-related fees of the type required by the SEC to be disclosed in this Annual Report under this heading.


      Tax Fees

      During 2003 and 2002 the Partnerships did not pay any tax compliance, tax advice, or tax planning fees of the type required by the SEC to be disclosed in this Annual Report under this heading.


      All Other Fees

      During 2003 and 2002 the Partnerships did not pay any other fees of the type required by the SEC to be disclosed in this Annual Report under this heading.


      Audit Approval

      The Partnerships do not have audit committee pre-approval policies and procedures as described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X. The Partnerships did not receive any services of the type described in Items 9(e)(2) through 9(e)(4) of Schedule 14A.


      Audit and Related Fees paid by Affiliates

      The Partnerships' accountants received compensation from other limited partnerships managed by the General Partner and from other entities affiliated with the General Partner. This compensation is for audit services, tax related services, and other accounting-related services. The General Partner does not believe this arrangement creates a conflict of interest or impairs the auditors' independence.

                                    PART IV.


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

          as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003 are filed as part of this report:

          Report of Independent Auditors
          Combined Balance Sheets
          Combined Statements of Operations
          Combined Statements of Changes in
            Partners' Capital (Deficit)
          Combined Statements of Cash Flows
          Notes to Combined Financial Statements


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

*4.6    Fifth  Amendment to Agreement  and  Certificate  of Limited  Partnership
        dated   November  18,  2003  for  the  Geodyne   Energy  Income  Limited
        Partnership II-A.

4.7 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-A, filed as
        Exhibit 4.6 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.8 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-A, filed as Exhibit 4.7 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.9 Third Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-A, filed as Exhibit 4.8 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*4.10   Fourth  Amendment  to  Amended  and  Restated   Certificate  of  Limited
        Partnership dated November 21, 2003, for the Geodyne Energy Income Limited Partnership II-A.

4.11 Agreement and Certificate of Limited Partnership dated October 14, 1987 for the Geodyne Energy Income Limited Partnership II-B, filed as Exhibit
        4.9 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.12 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-B, filed as Exhibit 4.10 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.13 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-B, filed as Exhibit 4.11 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.14 Third Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-B, filed as Exhibit 4.12 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.15    Fourth  Amendment to Agreement and  Certificate  of Limited  Partnership
        dated November 14, 2001 for the Geodyne Energy Income Limited Partnership II-B, filed as Exhibit 4.13 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*4.16   Fifth  Amendment to Agreement  and  Certificate  of Limited  Partnership
        dated   November  18,  2003,  for  the  Geodyne  Energy  Income  Limited
        Partnership II-B.

4.17 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-B, filed as
        Exhibit 4.14 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.18 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-B, filed as Exhibit 4.15 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.19 Third Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-B, filed as Exhibit 4.16 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*4.20   Fourth  Amendment  to  Amended  and  Restated   Certificate  of  Limited
        Partnership dated November 21, 2003, for the Geodyne Energy Income Limited Partnership II-B.

4.21 Agreement and Certificate of Limited Partnership dated January 13, 1988 for the Geodyne Energy Income Limited Partnership II-C, filed as Exhibit
        4.17 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.22 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-C, filed as Exhibit 4.18 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.23 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-C, filed as Exhibit 4.19 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.24 Third Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-C, filed as Exhibit 4.20 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.25    Fourth  Amendment to Agreement and  Certificate  of Limited  Partnership
        dated November 14, 2001 for the Geodyne Energy Income Limited Partnership II-C, filed as Exhibit 4.21 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*4.26   Fifth  Amendment to Agreement  and  Certificate  of Limited  Partnership
        dated   November  18,  2003  for  the  Geodyne   Energy  Income  Limited
        Partnership II-C.

4.27 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited

        Partnership II-C, filed as Exhibit 4.22 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.28 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-C, filed as Exhibit 4.23 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.29 Third Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-C, filed as Exhibit 4.24 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*4.30   Fourth  Amendment  to  Amended  and  Restated   Certificate  of  Limited
        Partnership dated November 21, 2003, for the Geodyne Energy Income Limited Partnership II-C.

4.31 Agreement and Certificate of Limited Partnership dated May 10, 1988 for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit
        4.25 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.32 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit 4.26 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.33 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit 4.27 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.34 Third Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit 4.28 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.35    Fourth  Amendment to Agreement and  Certificate  of Limited  Partnership
        dated   November  14,  2001  for  the  Geodyne   Energy  Income  Limited
        Partnership II-D, filed as Exhibit 4.29 to

        Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*4.36   Fifth  Amendment to Agreement  and  Certificate  of Limited  Partnership
        dated   November  18,  2003,  for  the  Geodyne  Energy  Income  Limited
        Partnership II-D.

4.37 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-D, filed as
        Exhibit 4.30 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.38 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit 4.31 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.39 Third Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit 4.32 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*4.40   Fourth  Amendment  to  Amended  and  Restated   Certificate  of  Limited
        Partnership dated November 21, 2003, for the Geodyne Energy Income Limited Partnership II-D.

4.41 Agreement and Certificate of Limited Partnership dated September 27, 1988 for the Geodyne Energy Income Limited Partnership II-E, filed as
        Exhibit 4.33 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.42 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.34 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.43 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.35 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.44 Third Amendment to Agreement and Certificate of Limited Partnership dated August 31, 1995 for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.36 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.45 Fourth Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.37 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.36 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.38 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*4.47   Sixth  Amendment to Agreement  and  Certificate  of Limited  Partnership
        dated   November  18,  2003  for  the  Geodyne   Energy  Income  Limited
        Partnership II-E.

4.48 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-E, filed as
        Exhibit 4.39 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.49 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.40 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.50 Third Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.41 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*4.51   Fourth  Amendment  to  Amended  and  Restated   Certificate  of  Limited
        Partnership dated November 21, 2003, for the Geodyne Energy Income Limited Partnership III-E.

4.52 Agreement and Certificate of Limited Partnership dated January 5, 1989 for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit
        4.42 to Annual Report on

        Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.53 Certificate of Limited Partnership dated January 5, 1989, for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.42a to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.54 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.43 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.55 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.44 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.56 Third Amendment to Agreement and Certificate of Limited Partnership dated August 31, 1995 for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.45 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.57 Fourth Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.46 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.58 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.48 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*4.59   Sixth  Amendment to Agreement  and  Certificate  of Limited  Partnership
        dated   November  18,  2003,  for  the  Geodyne  Energy  Income  Limited
        Partnership II-F.

4.60 Second Amendment to Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-F, filed as
        Exhibit 4.48 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.61 Third Amendment to Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-F, filed as
        Exhibit 4.49 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*4.62 Fourth Amendment to Certificate of Limited Partnership dated November 21, 2003, for the Geodyne Energy Income Limited Partnership II-F.

4.63 Agreement and Certificate of Limited Partnership dated April 10, 1989 for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit
        4.50 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.64 Certificate of Limited Partnership dated April 10, 1989, for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.51 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.65 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.52 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.66 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.53 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.67 Third Amendment to Agreement and Certificate of Limited Partnership dated August 31, 1995 for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.54 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.68 Fourth Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.55 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.69 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.56 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*4.70   Sixth  Amendment to Agreement  and  Certificate  of Limited  Partnership
        dated   November  18,  2003  for  the  Geodyne   Energy  Income  Limited
        Partnership II-G.

4.71 Second Amendment to Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-G, filed as
        Exhibit 4.57 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.72 Third Amendment to Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-G, filed as
        Exhibit 4.58 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*4.73 Fourth Amendment to Certificate of Limited Partnership dated November 21, 2003, for the Geodyne Energy Income Limited Partnership II-G.

4.74 Agreement and Certificate of Limited Partnership dated May 17, 1989 for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit
        4.59 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.75 Certificate of Limited Partnership dated May 17, 1989, for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.60 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.76 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 25, 1993 for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.61 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.77 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.62 to Annual Report on Form 10-K405 for period ended December 31,

        2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.78 Third Amendment to Agreement and Certificate of Limited Partnership dated August 31, 1995 for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.63 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.79 Fourth Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.64 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.80 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.65 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*4.81   Sixth  Amendment to Agreement  and  Certificate  of Limited  Partnership
        dated   November  18,  2003  for  the  Geodyne   Energy  Income  Limited
        Partnership II-H.

4.82 Second Amendment to Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-H, filed as
        Exhibit 4.66 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.83 Third Amendment to Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-H, filed as
        Exhibit 4.67 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*4.84 Fourth Amendment to Certificate of Limited Partnership dated November 21, 2003, for the Geodyne Energy Income Limited Partnership II-H.

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

*10.5 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-A.

10.6 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-B, filed as Exhibit 10.5 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

10.7 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-B, filed as Exhibit 10.6 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

10.8 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-B, filed as Exhibit 10.7 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

10.9 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-B, filed as Exhibit 10.8 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*10.10 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-B.

10.11 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-C, filed as Exhibit 10.9 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

10.12 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-C, filed as Exhibit 10.10 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

10.13 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-C, filed as Exhibit 10.11 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

10.14 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-C, filed as Exhibit 10.12 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*10.15 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-C.

10.16 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-D, filed as Exhibit 10.13 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

10.17 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-D, filed as Exhibit 10.14 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

10.18 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-D, filed as Exhibit 10.15 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

10.19 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-D, filed as Exhibit 10.16 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*10.20 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-D.

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

*10.25 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-E.

10.26 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-F, filed as Exhibit 10.21 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

10.27 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-F, filed as Exhibit 10.22 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

10.28 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-F, filed as Exhibit 10.23 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

10.29 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-F, filed as Exhibit 10.24 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*10.30 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-F.

10.31 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-G, filed as Exhibit 10.25 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

10.32 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-G, filed as Exhibit 10.26 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

10.33 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-G, filed as Exhibit 10.27 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

10.34 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-G, filed as Exhibit 10.28 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*10.35 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-G.

10.36 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-H, filed as Exhibit 10.29 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

10.37 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-H, filed as Exhibit 10.30 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

10.38 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-H, filed as Exhibit 10.31 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

10.39 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-H, filed as Exhibit 10.32 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*10.40 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-H.

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

*23.5 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-E.

*23.6 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-F.

*23.7 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-G.

*23.8 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-H.

*31.1 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-A.

*31.2 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-A.

*31.3 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-B.

*31.4 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-B.

*31.5 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-C.

*31.6 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-C.

*31.7 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-D.

*31.8 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-D.

*31.9 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-E.

*31.10 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-E.

*31.11 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-F.

*31.12 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-F.

*31.13 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-G.

*31.14 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-G.

*31.15 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-H.

*31.16 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-H.

*32.1   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-A.

*32.2   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-B.

*32.3   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-C.

*32.4   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-D.

*32.5   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-E.

*32.6   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-F.

*32.7   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-G.

*32.8   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-H.


        All other Exhibits are omitted as inapplicable.

        ----------

        *Filed herewith.

(b)     Reports on Form 8-K filed during the fourth quarter of 2002:

        Each Partnership filed a Current Report of Form 8-K as follows:

            Date of Event:                November 21, 2003
            Date filed with the SEC:      November 21, 2003
            Items Included:               Item 5 - Other Events
                                          Item 7 - Exhibits

        Each Partnership filed a Amended Current Report of Form 8-K/A as follows:

            Date of Event:                December 1, 2003
            Date filed with the SEC:      December 3, 2003
            Items Included:               Item 5 - Other Events
                                          Item 7 - Exhibits

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

                                        March 19, 2004


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

By:   //s//Dennis R. Neill       President and            March 19, 2004
      -------------------        Director (Principal
         Dennis R. Neill         Executive Officer)


      //s//Craig D. Loseke       Chief Accounting         March 19, 2004
      -------------------        Officer (Principal
         Craig D. Loseke         Accounting and
                                 Financial Officer)

      //s//Judy K. Fox
      -------------------        Secretary                March 19, 2004
         Judy K. Fox

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
GEODYNE PRODUCTION PARTNERSHIP II-A


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-A, an Oklahoma limited partnership, and Geodyne Production Partnership II-A, an Oklahoma general partnership, at December 31, 2003 and 2002, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to Combined Financial Statements under the heading "New Accounting Pronouncements," effective January 1, 2003 the Partnerships changed the manner in which they account for asset retirement obligations.





                                    PricewaterhouseCoopers LLP





Tulsa, Oklahoma
March 15, 2004

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-A
                            Combined Balance Sheets
                          December 31, 2003 and 2002

                                    ASSETS
                                    ------

                                                   2003            2002
                                               ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                    $1,428,609      $  794,035
   Accounts receivable:
      Oil and gas sales                            761,616         658,499
                                                 ---------       ---------
      Total current assets                      $2,190,225      $1,452,534

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 2,232,731       2,056,359

DEFERRED CHARGE                                    650,100         656,289
                                                 ---------       ---------
                                                $5,073,056      $4,165,182
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $  264,588      $  256,595
   Accrued liability - other (Note 1)               26,672          26,672
   Gas imbalance payable                            91,463          95,268
   Asset retirement obligation -
      current (Note 1)                               9,874            -
                                                 ---------       ---------
      Total current liabilities                 $  392,597      $  378,535

LONG-TERM LIABILITIES:
   Accrued liability                            $  207,595      $  217,322
   Asset retirement obligation (Note 1)            268,040            -
                                                 ---------       ---------
      Total long-term liabilities               $  475,635      $  217,322

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($  232,071)    ($  241,784)
   Limited Partners, issued and
      outstanding, 484,283 Units                 4,436,895       3,811,109
                                                 ---------       ---------
      Total Partners' capital                   $4,204,824      $3,569,325
                                                 ---------       ---------
                                                $5,073,056      $4,165,182
                                                 =========       =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-A
                       Combined Statements of Operations
             For the Years Ended December 31, 2003, 2002, and 2001

                                      2003          2002          2001
                                   ----------    ----------    ----------

REVENUES:
   Oil and gas sales               $5,580,423    $3,781,863    $4,812,392
   Interest income                      7,152         5,181        31,927
   Gain on sale of oil and
      gas properties                    9,595       193,272       137,823
                                    ---------     ---------     ---------
                                   $5,597,170    $3,980,316    $4,982,142

COSTS AND EXPENSES:
   Lease operating                 $1,091,063    $1,302,070    $1,538,430
   Production tax                     316,696       214,538       287,607
   Depreciation, depletion,
      and amortization of oil
      and gas properties              211,157       261,452       772,466
   General and
      administrative                  561,271       557,151       550,462
                                    ---------     ---------     ---------
                                   $2,180,187    $2,335,211    $3,148,965
                                    ---------     ---------     ---------
INCOME BEFORE CUMULATIVE
   EFFECT OF ACCOUNTING
   CHANGE                          $3,416,983    $1,645,105    $1,833,177

   Cumulative effect of
      change in accounting
      for asset retirement
      obligations (Note 1)              5,849          -             -
                                    ---------     ---------     ---------
NET INCOME                         $3,422,832    $1,645,105    $1,833,177
                                    =========     =========     =========

GENERAL PARTNER -
   NET INCOME                      $  360,046    $  187,523    $  249,356
                                    =========     =========     =========

LIMITED PARTNERS -
   NET INCOME                      $3,062,786    $1,457,582    $1,583,821
                                    =========     =========     =========

NET INCOME per Unit                $     6.32    $     3.01    $     3.27
                                    =========     =========     =========

UNITS OUTSTANDING                     484,283       484,283       484,283
                                    =========     =========     =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-A
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2003, 2002, and 2001

                                Limited          General
                               Partners          Partner          Total
                             ------------      ----------     ------------

Balance, Dec. 31, 2000        $5,561,706       ($333,839)      $5,227,867
   Net income                  1,583,821         249,356        1,833,177
   Cash distributions        ( 3,586,000)      ( 200,669)     ( 3,786,669)
                               ---------         -------        ---------

Balance, Dec. 31, 2001        $3,559,527       ($285,152)      $3,274,375
   Net income                  1,457,582         187,523        1,645,105
   Cash distributions        ( 1,206,000)      ( 144,155)     ( 1,350,155)
                               ---------         -------        ---------

Balance, Dec. 31, 2002        $3,811,109       ($241,784)      $3,569,325
   Net income                  3,062,786         360,046        3,422,832
   Cash distributions        ( 2,437,000)      ( 350,333)     ( 2,787,333)
                               ---------         -------        ---------

Balance, Dec. 31, 2003        $4,436,895       ($232,071)      $4,204,824
                               =========         =======        =========


                     The accompanying notes are an integral
                  part of these combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-A
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 2003, 2002, and 2001

                                          2003           2002           2001
                                    ------------     ------------    -----------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                          $3,422,832     $1,645,105     $1,833,177
   Adjustments to reconcile
      net income to net
      cash provided by
      operating activities:
      Cumulative effect of change
         in accounting for asset
         retirement obligations
         (Note 1)                     (     5,849)          -              -
      Depreciation, depletion,
         and amortization of oil
         and gas properties               211,157        261,452        772,466
      Gain on sale of oil and
         gas properties               (     9,595)   (   193,272)   (   137,823)
      (Increase) decrease in
         accounts receivable-
         oil and gas sales            (   103,117)   (   262,242)       645,765
      Decrease in deferred
         charge                             6,189         39,334        117,937
      Increase (decrease) in
         accounts payable                   7,993        102,867    (    15,686)
      Increase (decrease)
         in accrued
         liability - other                   -       (    47,128)        73,800
      Decrease in gas
         imbalance payable            (     3,805)   (     1,031)   (     7,557)
      Decrease in accrued
         liability                    (     9,727)   (    26,005)   (     9,377)
                                        ---------      ---------      ---------
   Net cash provided by
      operating activities             $3,516,078     $1,519,080     $3,272,702
                                        ---------      ---------      ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures               ($  102,903)   ($  137,449)   ($  149,585)
   Proceeds from sale of
      oil and gas properties                8,732        348,092          7,285
                                        ---------      ---------      ---------
   Net cash provided (used)
      by investing activities         ($   94,171)    $  210,643    ($  142,300)
                                        ---------      ---------      ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                 ($2,787,333)   ($1,350,155)   ($3,786,669)
                                        ---------      ---------      ---------
   Net cash used by financing
      activities                      ($2,787,333)   ($1,350,155)   ($3,786,669)
                                        ---------      ---------      ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS           $  634,574     $  379,568    ($  656,267)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                 794,035        414,467      1,070,734
                                        ---------      ---------      ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                    $1,428,609     $  794,035     $  414,467
                                        =========      =========      =========


                     The accompanying notes are an integral
                  part of these combined financial statements.

                        REPORT OF INDEPENDENT AUDITORS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
GEODYNE PRODUCTION PARTNERSHIP II-B


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-B, an Oklahoma limited partnership, and Geodyne Production Partnership II-B, an Oklahoma general partnership, at December 31, 2003 and 2002, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to Combined Financial Statements under the heading "New Accounting Pronouncements," effective January 1, 2003 the Partnerships changed the manner in which they account for asset retirement obligations.




                                    PricewaterhouseCoopers LLP









Tulsa, Oklahoma
March 15, 2004

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-B
                            Combined Balance Sheets
                          December 31, 2003 and 2002

                                    ASSETS
                                    ------

                                                   2003            2002
                                               ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                    $  933,790      $  478,067
   Accounts receivable:
      Oil and gas sales                            546,637         481,002
                                                 ---------       ---------
      Total current assets                      $1,480,427      $  959,069

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 1,683,184       1,605,587

DEFERRED CHARGE                                    238,135         245,511
                                                 ---------       ---------
                                                $3,401,746      $2,810,167
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $  154,705      $  147,990
   Gas imbalance payable                            47,276          47,652
   Asset retirement obligation -
      current (Note 1)                              13,046            -
                                                 ---------       ---------
      Total current liabilities                 $  215,027      $  195,642

LONG-TERM LIABILITIES:
   Accrued liability                            $   48,773      $   52,682
   Asset retirement obligation (Note 1)            189,095            -
                                                 ---------       ---------
      Total long-term liabilities               $  237,868      $   52,682

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($  254,807)    ($  264,786)
   Limited Partners, issued and
      outstanding, 361,719 Units                 3,203,658       2,826,629
                                                 ---------       ---------
      Total Partners' capital                   $2,948,851      $2,561,843
                                                 ---------       ---------
                                                $3,401,746      $2,810,167
                                                 =========       =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-B
                       Combined Statements of Operations
             For the Years Ended December 31, 2003, 2002, and 2001

                                      2003           2002          2001
                                   ----------     ----------    ----------
REVENUES:
   Oil and gas sales               $3,857,240    $2,612,932     $3,677,731
   Interest income                      4,467         2,609         18,313
   Gain on sale of oil
      and gas properties                2,469        20,525          1,187
                                    ---------     ---------      ---------
                                   $3,864,176    $2,636,066     $3,697,231

COSTS AND EXPENSES:
   Lease operating                 $  760,713    $  877,252     $  846,524
   Production tax                     237,599       144,712        206,937
   Depreciation, depletion,
      and amortization of oil
      and gas properties              154,363       218,988        201,436
   General and
      administrative                  424,644       421,068        415,799
                                    ---------     ---------      ---------
                                   $1,577,319    $1,662,020     $1,670,696
                                    ---------     ---------      ---------
INCOME BEFORE CUMULATIVE
   EFFECT OF ACCOUNTING
   CHANGE                          $2,286,857    $  974,046     $2,026,535

   Cumulative effect of
      change in accounting
      for asset retirement
      obligations (Note 1)              4,347          -              -
                                    ---------     ---------      ---------

NET INCOME                         $2,291,204    $  974,046     $2,026,535
                                    =========     =========      =========

GENERAL PARTNER -
   NET INCOME                      $  242,175    $  116,853     $  218,951
                                    =========     =========      =========

LIMITED PARTNERS -
   NET INCOME                      $2,049,029    $  857,193     $1,807,584
                                    =========     =========      =========

NET INCOME per Unit                $     5.66    $     2.37     $     5.00
                                    =========     =========      =========

UNITS OUTSTANDING                     361,719       361,719        361,719
                                    =========     =========      =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-B
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2003, 2002, and 2001


                                 Limited          General
                                 Partners         Partner         Total
                               ------------     ----------    ------------

Balance, Dec. 31, 2000          $3,212,852      ($269,807)     $2,943,045
   Net income                    1,807,584        218,951       2,026,535
   Cash distributions          ( 2,319,000)     ( 251,198)    ( 2,570,198)
                                 ---------        -------       ---------

Balance, Dec. 31, 2001          $2,701,436      ($302,054)     $2,399,382
   Net income                      857,193        116,853         974,046
   Cash distributions          (   732,000)     (  79,585)    (   811,585)
                                 ---------        -------       ---------

Balance, Dec. 31, 2002          $2,826,629      ($264,786)     $2,561,843
   Net income                    2,049,029        242,175       2,291,204
   Cash distributions          ( 1,672,000)     ( 232,196)    ( 1,904,196)
                                 ---------        -------       ---------

Balance, Dec. 31, 2003          $3,203,658      ($254,807)     $2,948,851
                                 =========        =======       =========


                     The accompanying notes are an integral
                  part of these combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-B
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 2003, 2002, and 2001

                                         2003           2002            2001
                                     ------------   ------------    ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                         $2,291,204     $  974,046      $2,026,535
   Adjustments to reconcile
      net income to net
      cash provided by
      operating activities:
      Cumulative effect of
         change in accounting
         for asset retirement
         obligations (Note 1)        (     4,347)          -               -
      Depreciation, depletion,
         and amortization of oil
         and gas properties              154,363        218,988         201,436
      Gain on sale of
         oil and gas properties      (     2,469)   (    20,525)    (     1,187)
      (Increase) decrease in
         accounts receivable         (    65,635)   (   157,886)        405,256
      (Increase) decrease in
         deferred charge                   7,376    (    30,757)    (    10,545)
      Increase (decrease) in
         accounts payable                  6,715         21,328     (     1,440)
      Increase (decrease) in
         gas imbalance payable       (       376)   (       408)         30,340
      Increase (decrease) in
         accrued liability           (     3,909)         5,246     (    40,442)
                                       ---------      ---------       ---------
   Net cash provided by
      operating activities            $2,382,922     $1,010,032      $2,609,953
                                       ---------      ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures              ($   24,971)   ($   14,939)    ($  492,951)
   Proceeds from sale of
      oil and gas properties               1,968         32,406           1,187
                                       ---------      ---------       ---------
   Net cash provided (used) by
      investing activities           ($   23,003)    $   17,467     ($  491,764)
                                       ---------      ---------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                ($1,904,196)   ($  811,585)    ($2,570,198)
                                       ---------      ---------       ---------

   Net cash used by financing
      activities                     ($1,904,196)   ($  811,585)    ($2,570,198)
                                       ---------      ---------       ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS          $  455,723     $  215,914     ($  452,009)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                478,067        262,153         714,162
                                       ---------      ---------       ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                   $  933,790     $  478,067      $  262,153
                                       =========      =========       =========


                     The accompanying notes are an integral
                  part of these combined financial statements.

                        REPORT OF INDEPENDENT AUDITORS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
GEODYNE PRODUCTION PARTNERSHIP II-C

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-C, an Oklahoma limited partnership, and Geodyne Production Partnership II-C, an Oklahoma general partnership, at December 31, 2003 and 2002, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to Combined Financial Statements under the heading "New Accounting Pronouncements," effective January 1, 2003 the Partnerships changed the manner in which they account for asset retirement obligations.





                                    PricewaterhouseCoopers LLP









Tulsa, Oklahoma
March 15, 2003

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-C
                            Combined Balance Sheets
                          December 31, 2003 and 2002

                                    ASSETS
                                    ------
                                                   2003            2002
                                               ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                    $  467,560      $  250,767
   Accounts receivable:
      Oil and gas sales                            267,786         236,341
                                                 ---------       ---------
      Total current assets                      $  735,346      $  487,108

NET OIL AND GAS PROPERTIES,
   utilizing the successful efforts
   method                                          786,821         774,648

DEFERRED CHARGE                                    123,244         130,077
                                                 ---------       ---------
                                                $1,645,411      $1,391,833
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $   69,889      $   63,712
   Gas imbalance payable                            25,952          26,684
   Asset retirement obligation -
      current (Note 1)                               8,575            -
                                                 ---------       ---------
      Total current liabilities                 $  104,416      $   90,396

LONG-TERM LIABILITIES:
   Accrued liability                            $   35,434      $   29,815
   Asset retirement obligation (Note 1)             62,598            -
                                                 ---------       ---------
      Total long-term liabilities               $   98,032      $   29,815

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($  106,418)    ($   98,831)
   Limited Partners, issued and
      outstanding, 154,621 Units                 1,549,381       1,370,453
                                                 ---------       ---------
      Total Partners' capital                   $1,442,963      $1,271,622
                                                 ---------       ---------
                                                $1,645,411      $1,391,833
                                                 =========       =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-C
                             Combined Statements of Operations
                   For the Years Ended December 31, 2003, 2002, and 2001

                                            2003          2002          2001
                                         ----------    ----------    ----------
REVENUES:
   Oil and gas sales                     $1,898,285    $1,284,421    $1,640,398
   Interest income                            2,153         1,447        11,305
   Gain on sale of oil
      and gas properties                        768       120,063        21,996
                                          ---------     ---------     ---------
                                         $1,901,206    $1,405,931    $1,673,699

COSTS AND EXPENSES:
   Lease operating                       $  356,027    $  352,902    $  327,353
   Production tax                           128,606        79,166       108,506
   Depreciation, depletion,
      and amortization of oil
      and gas properties                     83,672        89,534       104,249
   General and administrative               193,823       191,168       188,517
                                          ---------     ---------     ---------
                                         $  762,128    $  712,770    $  728,625
                                          ---------     ---------     ---------
INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                  $1,139,078    $  693,161    $  945,074

   Cumulative effect of change
      in accounting for asset
      retirement obligations
      (Note 1)                                   74          -             -
                                          ---------     ---------     ---------

NET INCOME                               $1,139,152    $  693,161    $  945,074
                                          =========     =========     =========

GENERAL PARTNER -
   NET INCOME                            $  121,224    $   77,229    $  102,759
                                          =========     =========     =========

LIMITED PARTNERS -
   NET INCOME                            $1,017,928    $  615,932    $  842,315
                                          =========     =========     =========

NET INCOME per Unit                      $     6.58    $     3.98    $     5.45
                                          =========     =========     =========

UNITS OUTSTANDING                           154,621       154,621       154,621
                                          =========     =========     =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-C
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2003, 2002, and 2001

                                  Limited        General
                                  Partners       Partner           Total
                                ------------    ----------     ------------

Balance, Dec. 31, 2000           $1,786,206     ($105,478)      $1,680,728
   Net income                       842,315       102,759          945,074
   Cash distributions           ( 1,370,000)    ( 127,459)     ( 1,497,459)
                                  ---------       -------        ---------

Balance, Dec. 31, 2001           $1,258,521     ($130,178)      $1,128,343
   Net income                       615,932        77,229          693,161
   Cash distributions           (   504,000)    (  45,882)     (   549,882)
                                  ---------       -------        ---------

Balance, Dec. 31, 2002           $1,370,453     ($ 98,831)      $1,271,622
   Net income                     1,017,928       121,224        1,139,152
   Cash distributions           (   839,000)    ( 128,811)     (   967,811)
                                  ---------       -------        ---------

Balance, Dec. 31, 2003           $1,549,381     ($106,418)      $1,442,963
                                  =========       =======        =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-C
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 2003, 2002, and 2001

                                           2003          2002           2001
                                       ------------   ----------    ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                           $1,139,152     $693,161      $  945,074
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Cumulative effect of change
         in accounting for asset
         retirement obligations
         (Note 1)                      (        74)       -               -
      Depreciation, depletion,
         and amortization of oil
         and gas properties                 83,672       89,534         104,249
      Gain on sale of oil
         and gas properties            (       768)   ( 120,063)    (    21,996)
      Settlement of asset
         retirement obligation         (        91)        -               -
      (Increase) decrease in
         accounts receivable -
         oil and gas sales             (    31,445)   (  98,389)        212,625
      (Increase) decrease in
         deferred charge                     6,833    (   1,250)          1,268
      Increase in accounts
         payable                             6,177       12,762          29,262
      Increase (decrease) in
         gas imbalance payable         (       732)   (   3,192)         14,496
      Increase (decrease) in
         accrued liability                   5,619          338     (    24,661)
                                         ---------      -------       ---------
   Net cash provided by
      operating activities              $1,208,343     $572,901      $1,260,317
                                         ---------      -------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                ($   24,478)   ($  9,993)    ($   82,009)
   Proceeds from sale of
      oil and gas properties                   739      122,540          21,996
                                         ---------      -------       ---------
   Net cash provided (used)
      by investing activities          ($   23,739)    $112,547     ($   60,013)
                                         ---------      -------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                  ($  967,811)   ($549,882)    ($1,497,459)
                                         ---------      -------       ---------
   Net cash used by financing
      activities                       ($  967,811)   ($549,882)    ($1,497,459)
                                         ---------      -------       ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS            $  216,793     $135,566     ($  297,155)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                  250,767      115,201         412,356
                                         ---------      -------       ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                     $  467,560     $250,767      $  115,201
                                         =========      =======       =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                        REPORT OF INDEPENDENT AUDITORS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
GEODYNE PRODUCTION PARTNERSHIP II-D


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-D, an Oklahoma limited partnership, and Geodyne Production Partnership II-D, an Oklahoma general partnership, at December 31, 2003 and 2002, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to Combined Financial Statements under the heading "New Accounting Pronouncements," effective January 1, 2003 the Partnerships changed the manner in which they account for asset retirement obligations.




                                    PricewaterhouseCoopers LLP









Tulsa, Oklahoma
March 15, 2004

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-D
                            Combined Balance Sheets
                          December 31, 2003 and 2002

                                    ASSETS
                                    ------
                                                   2003            2002
                                               ------------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $  908,655      $  561,177
   Accounts receivable:
      Oil and gas sales                            559,179         512,579
                                                 ---------       ---------
      Total current assets                      $1,467,834      $1,073,756

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 1,539,915       1,482,828

DEFERRED CHARGE                                    352,392         358,699
                                                 ---------       ---------
                                                $3,360,141      $2,915,283
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $  167,028      $  156,725
   Gas imbalance payable                            43,698          42,368
   Asset retirement obligation -
      current (Note 1)                              17,137            -
                                                 ---------       ---------
      Total current liabilities                 $  227,863      $  199,093

LONG-TERM LIABILITIES:
   Accrued liability                            $   98,630      $   96,494
   Asset retirement obligation (Note 1)            168,853            -
                                                 ---------       ---------

      Total long-term liabilities               $  267,483      $   96,494

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($  190,287)    ($   76,044)
   Limited Partners, issued and
      outstanding, 314,878 Units                 3,055,082       2,695,740
                                                 ---------       ---------
      Total Partners' capital                   $2,864,795      $2,619,696
                                                 ---------       ---------
                                                $3,360,141      $2,915,283
                                                 =========       =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-D
                             Combined Statements of Operations
                   For the Years Ended December 31, 2003, 2002, and 2001

                                             2003         2002           2001
                                         ------------  ----------     ----------
REVENUES:
   Oil and gas sales                      $3,898,950   $2,856,941     $3,581,469
   Interest income                             4,000        3,321         30,461
   Gain on sale of oil
      and gas properties                       8,060    1,256,405        112,686
                                           ---------    ---------      ---------
                                          $3,911,010   $4,116,667     $3,724,616

COSTS AND EXPENSES:
   Lease operating                        $  822,321   $  713,308     $  947,567
   Production tax                            253,430      172,939        249,523
   Depreciation, depletion,
      and amortization of oil
      and gas properties                     281,034      185,671        344,966
   General and administrative                372,496      369,062        364,691
                                           ---------    ---------      ---------
                                          $1,729,281   $1,440,980     $1,906,747
                                           ---------    ---------      ---------
INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                   $2,181,729   $2,675,687     $1,817,869

   Cumulative effect of change in
      accounting for asset
      retirement obligations
      (Note 1)                           (     2,344)        -              -
                                           ---------    ---------      ---------

NET INCOME                                $2,179,385   $2,675,687     $1,817,869
                                           =========    =========      =========

GENERAL PARTNER -
   NET INCOME                             $  243,043   $  283,947     $  209,788
                                           =========    =========      =========

LIMITED PARTNERS -
   NET INCOME                             $1,936,342   $2,391,740     $1,608,081
                                           =========    =========      =========

NET INCOME per Unit                       $     6.15   $     7.60     $     5.11
                                           =========    =========      =========

UNITS OUTSTANDING                            314,878      314,878        314,878
                                           =========    =========      =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-D
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2003, 2002, and 2001

                                Limited           General
                                Partners          Partner         Total
                              ------------      ----------     ------------

Balance, Dec. 31, 2000         $4,167,919       ($180,437)      $3,987,482
   Net income                   1,608,081         209,788        1,817,869
   Cash distributions         ( 3,437,000)      ( 268,043)     ( 3,705,043)
                                ---------         -------        ---------

Balance, Dec. 31, 2001         $2,339,000       ($238,692)      $2,100,308
   Net income                   2,391,740         283,947        2,675,687
   Cash distributions         ( 2,035,000)      ( 121,299)     ( 2,156,299)
                                ---------         -------        ---------

Balance, Dec. 31, 2002         $2,695,740       ($ 76,044)      $2,619,696
   Net income                   1,936,342         243,043        2,179,385
   Cash distributions         ( 1,577,000)      ( 357,286)     ( 1,934,286)
                                ---------         -------        ---------

Balance, Dec. 31, 2003         $3,055,082       ($190,287)      $2,864,795
                                =========         =======        =========


                     The accompanying notes are an integral
                  part of these combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-D
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 2003, 2002, and 2001

                                        2003            2002            2001
                                    ------------    ------------    ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                        $2,179,385      $2,675,687      $1,817,869
   Adjustments to reconcile
      net income to net
      cash provided by operating
      activities:
      Cumulative effect of change
         in accounting for asset
         retirement obligations
         (Note 1)                         2,344           -               -
      Depreciation, depletion,
         and amortization of oil
         and gas properties             281,034         185,671         344,966
      Gain on sale of oil
         and gas properties         (     8,060)    ( 1,256,405)    (   112,686)
      Settlement of asset
         retirement obligation      (     1,044)           -               -
      (Increase) decrease in
         accounts receivable -
         oil and gas sales          (    46,600)    (   196,669)        387,270
      Decrease in deferred
         charge                           6,307          11,713          27,277
      Increase in accounts
         payable                         10,303          72,004          30,049
      Increase (decrease) in
         payable to
         General Partner                   -        (    65,905)         65,905
      Increase (decrease) in
         gas imbalance payable            1,330     (    12,730)    (    19,023)
      Increase (decrease) in
         accrued liability                2,136     (    16,006)    (    42,427)
                                      ---------       ---------       ---------
   Net cash provided by
     operating activities            $2,427,135      $1,397,360      $2,499,200
                                      ---------       ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures             ($  153,431)    ($  116,640)    ($  169,317)
   Proceeds from sale of
      oil and gas properties              8,060       1,266,240         112,686
                                      ---------       ---------       ---------
   Net cash provided (used)
      by investing activities       ($  145,371)     $1,149,600     ($   56,631)
                                      ---------       ---------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions               ($1,934,286)    ($2,156,299)    ($3,705,043)
                                      ---------       ---------       ---------
   Net cash used by financing
      activities                    ($1,934,286)    ($2,156,299)    ($3,705,043)
                                      ---------       ---------       ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS         $  347,478      $  390,661     ($1,262,474)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD               561,177         170,516       1,432,990
                                      ---------       ---------       ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                  $  908,655      $  561,177      $  170,516
                                      =========       =========       =========


                     The accompanying notes are an integral
                  part of these combined financial statements.

                        REPORT OF INDEPENDENT AUDITORS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
GEODYNE PRODUCTION PARTNERSHIP II-E


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-E, an Oklahoma limited partnership, and Geodyne Production Partnership II-E, an Oklahoma general partnership, at December 31, 2003 and 2002, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to Combined Financial Statements under the heading "New Accounting Pronouncements," effective January 1, 2003 the Partnerships changed the manner in which they account for asset retirement obligations.




                                    PricewaterhouseCoopers LLP









Tulsa, Oklahoma
March 15, 2004

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-E
                            Combined Balance Sheets
                          December 31, 2003 and 2002

                                    ASSETS
                                    ------
                                                   2003            2002
                                               ------------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $  638,668      $  388,042
   Accounts receivable:
      Oil and gas sales                            363,426         362,987
                                                 ---------       ---------
      Total current assets                      $1,002,094      $  751,029

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 1,412,445       1,425,028

DEFERRED CHARGE                                    207,890         209,297
                                                 ---------       ---------
                                                $2,622,429      $2,385,354
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $   82,154      $   85,744
   Gas imbalance payable                            43,424          43,443
   Asset retirement obligation -
      current (Note 1)                               2,397            -
                                                 ---------       ---------
      Total current liabilities                 $  127,975      $  129,187

LONG-TERM LIABILITIES:
   Accrued liability                            $    8,153      $    7,264
   Asset retirement obligation(Note 1)              95,923            -
                                                 ---------       ---------
      Total long-term liabilities               $  104,076      $    7,264

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($  129,173)    ($  131,864)
   Limited Partners, issued and
      outstanding, 228,821 Units                 2,519,551       2,380,767
                                                 ---------       ---------
      Total Partners' capital                   $2,390,378      $2,248,903
                                                 ---------       ---------
                                                $2,622,429      $2,385,354
                                                 =========       =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-E
                             Combined Statements of Operations
                   For the Years Ended December 31, 2003, 2002, and 2001

                                        2003             2002            2001
                                     ----------       ----------      ----------

REVENUES:
   Oil and gas sales                 $2,747,176       $1,954,057      $2,561,210
   Interest income                        3,318            2,159          16,873
   Gain on sale of oil
      and gas properties                 21,407           20,605          60,957
                                      ---------        ---------       ---------
                                     $2,771,901       $1,976,821      $2,639,040

COSTS AND EXPENSES:
   Lease operating                   $  470,669       $  381,344      $  628,516
   Production tax                       194,259          146,924         190,175
   Depreciation, depletion,
      and amortization of oil
      and gas properties                137,213          162,691         312,096
   General and administrative           278,935          278,094         272,795
                                      ---------        ---------       ---------
                                     $1,081,076       $  969,053      $1,403,582
                                      ---------        ---------       ---------
INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE              $1,690,825       $1,007,768      $1,235,458

   Cumulative effect of change in
      accounting for asset
      retirement obligations
      (Note 1)                            3,090            -                -
                                      ---------        ---------       ---------

NET INCOME                           $1,693,915       $1,007,768      $1,235,458
                                      =========        =========       =========

GENERAL PARTNER -
   NET INCOME                        $  181,131       $  115,203      $  149,947
                                      =========        =========       =========

LIMITED PARTNERS -
   NET INCOME                        $1,512,784       $  892,565      $1,085,511
                                      =========        =========       =========

NET INCOME per Unit                  $     6.61       $     3.90      $     4.74
                                      =========        =========       =========

UNITS OUTSTANDING                       228,821          228,821         228,821
                                      =========        =========       =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-E
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2003, 2002, and 2001

                                Limited           General
                                Partners          Partner        Total
                              ------------      ----------    ------------

Balance, Dec. 31, 2000         $2,953,691       ($133,047)     $2,820,644
   Net income                   1,085,511         149,947       1,235,458
   Cash distributions         ( 2,018,000)      ( 179,280)    ( 2,197,280)
                                ---------         -------       ---------

Balance, Dec. 31, 2001         $2,021,202       ($162,380)     $1,858,822
   Net income                     892,565         115,203       1,007,768
   Cash distributions         (   533,000)      (  84,687)    (   617,687)
                                ---------         -------       ---------

Balance, Dec. 31, 2002         $2,380,767       ($131,864)     $2,248,903
   Net income                   1,512,784         181,131       1,693,915
   Cash distributions         ( 1,374,000)      ( 178,440)    ( 1,552,440)
                                ---------         -------       ---------

Balance, Dec. 31, 2003         $2,519,551       ($129,173)     $2,390,378
                                =========         =======       =========


                     The accompanying notes are an integral
                  part of these combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-E
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 2003, 2002, and 2001

                                         2003           2002            2001
                                     ------------   ------------    ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                         $1,693,915     $1,007,768      $1,235,458
   Adjustments to reconcile
      net income to net
      cash provided by operating
      activities:
      Cumulative effect of change
         in accounting for asset
         retirement obligations
         (Note 1)                    (     3,090)         -               -
      Depreciation, depletion,
         and amortization of oil
         and gas properties              137,213        162,691         312,096
      Gain on sale of oil
         and gas properties          (    21,407)   (    20,605)    (    60,957)
      (Increase) decrease in
         accounts receivable -
         oil and gas sales           (       439)   (   118,622)        296,850
      (Increase) decrease in
         deferred charge                   1,407    (     2,743)    (     2,416)
      Increase (decrease) in
         accounts payable            (     3,590)        29,742          26,513
      Increase (decrease) in
         payable to
         General Partner                    -       (   115,045)        115,045
      Increase (decrease) in
         gas imbalance payable       (        19)        15,408           5,490
      Increase (decrease) in
         accrued liability                   889    (    19,080)    (     9,560)
                                       ---------      ---------       ---------
   Net cash provided by
      operating activities            $1,804,879     $  939,514      $1,918,519
                                       ---------      ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures              ($   24,348)   ($  198,005)    ($   51,785)
   Proceeds from sale of
      oil and gas properties              22,535         22,188          61,553
                                       ---------      ---------       ---------
  Net cash provided (used) by
     investing activities            ($    1,813)   ($  175,817)     $    9,768
                                       ---------      ---------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                ($1,552,440)   ($  617,687)    ($2,197,280)
                                       ---------      ---------       ---------
   Net cash used by financing
      activities                     ($1,552,440)   ($  617,687)    ($2,197,280)
                                       ---------      ---------       ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS          $  250,626     $  146,010     ($  268,993)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                388,042        242,032         511,025
                                       ---------      ---------       ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                   $  638,668     $  388,042      $  242,032
                                       =========      =========       =========


                     The accompanying notes are an integral
                  part of these combined financial statements.

                        REPORT OF INDEPENDENT AUDITORS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
GEODYNE PRODUCTION PARTNERSHIP II-F


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-F, an Oklahoma limited partnership, and Geodyne Production Partnership II-F, an Oklahoma general partnership, at December 31, 2003 and 2002, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to Combined Financial Statements under the heading "New Accounting Pronouncements," effective January 1, 2003 the Partnerships changed the manner in which they account for asset retirement obligations.




                                    PricewaterhouseCoopers LLP









Tulsa, Oklahoma
March 15, 2004

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-F
                            Combined Balance Sheets
                          December 31, 2003 and 2002

                                    ASSETS
                                    ------

                                                   2003            2002
                                               ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                    $  604,369      $  453,233
   Accounts receivable:
      Oil and gas sales                            354,719         352,341
                                                 ---------       ---------
      Total current assets                      $  959,088      $  805,574

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 1,318,881       1,311,537

DEFERRED CHARGE                                     32,899          36,774
                                                 ---------       ---------
                                                $2,310,868      $2,153,885
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $   66,133      $   71,740
   Gas imbalance payable                             3,555           6,701
   Asset retirement obligation -
      current (Note 1)                               4,566            -
                                                 ---------       ---------
      Total current liabilities                 $   74,254      $   78,441

LONG-TERM LIABILITIES:
   Accrued liability                            $   16,945      $   15,443
   Asset retirement obligation (Note 1)             93,600            -
                                                 ---------       ---------
      Total long-term liabilities               $  110,545      $   15,443

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($   91,417)    ($   95,526)
   Limited Partners, issued and
      outstanding, 171,400 Units                 2,217,486       2,155,527
                                                 ---------       ---------
      Total Partners' capital                   $2,126,069      $2,060,001
                                                 ---------       ---------
                                                $2,310,868      $2,153,885
                                                 =========       =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-F
                             Combined Statements of Operations
                   For the Years Ended December 31, 2003, 2002, and 2001

                                       2003             2002            2001
                                    ----------       ----------      ----------
REVENUES:
   Oil and gas sales                $2,639,281       $1,900,007      $2,487,886
   Interest income                       3,228            2,747          15,183
   Gain on sale of oil
      and gas properties                58,644           50,440          24,447
                                     ---------        ---------       ---------
                                    $2,701,153       $1,953,194      $2,527,516

COSTS AND EXPENSES:
   Lease operating                  $  407,571       $  304,156      $  338,068
   Production tax                      165,636          117,830         165,814
   Depreciation, depletion,
      and amortization of oil
      and gas properties               135,340          201,371         292,165
   General and administrative          213,797          213,218         208,687
                                     ---------        ---------       ---------
                                    $  922,344       $  836,575      $1,004,734
                                     ---------        ---------       ---------
INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHARGE             $1,778,809       $1,116,619      $1,522,782

   Cumulative effect of change
      in accounting for asset
      retirement obligations
      (Note 1)                           4,938             -               -
                                     ---------        ---------       ---------

NET INCOME                          $1,783,747       $1,116,619      $1,522,782
                                     =========        =========       =========

GENERAL PARTNER -
   NET INCOME                       $  189,788       $  129,511      $  177,055
                                     =========        =========       =========

LIMITED PARTNERS -
   NET INCOME                       $1,593,959       $  987,108      $1,345,727
                                     =========        =========       =========

NET INCOME per Unit                 $     9.30       $     5.76      $     7.85
                                     =========        =========       =========

UNITS OUTSTANDING                      171,400          171,400         171,400
                                     =========        =========       =========


                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-F
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2003, 2002, and 2001


                                   Limited       General
                                   Partners      Partner      Total
                                 ------------   ---------- -----------

Balance, Dec. 31, 2000            $2,573,692   ($101,577)  $2,472,115
   Net income                      1,345,727     177,055    1,522,782
   Cash distributions            ( 1,902,000)  ( 194,326) ( 2,096,326)
                                   ---------     -------    ---------

Balance, Dec. 31, 2001            $2,017,419   ($118,848)  $1,898,571
   Net income                        987,108     129,511    1,116,619
   Cash distributions            (   849,000)  ( 106,189) (   955,189)
                                   ---------     -------    ---------

Balance, Dec. 31, 2002            $2,155,527   ($ 95,526)  $2,060,001
   Net income                      1,593,959     189,788    1,783,747
   Cash distributions            ( 1,532,000)  ( 185,679) ( 1,717,679)
                                   ---------     -------    ---------

Balance, Dec. 31, 2003            $2,217,486   ($ 91,417)  $2,126,069
                                   =========     =======    =========


                     The accompanying notes are an integral
                  part of these combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-F
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 2003, 2002, and 2001

                                          2003           2002          2001
                                      ------------   ------------  ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                          $1,783,747     $1,116,619    $1,522,782
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Cumulative effect of change
         in accounting for asset
         retirement obligations
         (Note 1)                     (     4,938)         -             -
      Depreciation, depletion,
         and amortization of oil
         and gas properties               135,340        201,371       292,165
      Gain on sale of oil
         and gas properties           (    58,644)   (    50,440)  (    24,447)
      (Increase) decrease in
         accounts receivable -
         oil and gas sales            (     2,378)   (   123,270)      211,110
      (Increase) decrease in
         deferred charge                    3,875          1,414   (     3,529)
      Increase (decrease) in
         accounts payable             (     5,607)        22,078        27,760
      Increase (decrease) in gas
         imbalance payable            (     3,146)   (     1,252)          514
      Increase in accrued
         liability                          1,502          1,568         1,534
                                        ---------      ---------     ---------
   Net cash provided by
      operating activities             $1,849,751     $1,168,088    $2,027,889
                                        ---------      ---------     ---------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures               ($   41,415)   ($   93,456)  ($  118,663)
   Proceeds from sale of
      oil and gas properties               60,479         55,052        24,684
                                        ---------      ---------     ---------
   Net cash provided (used) by
      investing activities             $   19,064    ($   38,404)  ($   93,979)
                                        ---------      ---------     ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                 ($1,717,679)   ($  955,189)  ($2,096,326)
                                        ---------      ---------     ---------
   Net cash used by financing
      activities                      ($1,717,679)   ($  955,189)  ($2,096,326)
                                        ---------      ---------     ---------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                $  151,136     $  174,495   ($  162,416)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                 453,233        278,738       441,154
                                        ---------      ---------     ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                    $  604,369     $  453,233    $  278,738
                                        =========      =========     =========


                     The accompanying notes are an integral
                  part of these combined financial statements.

                        REPORT OF INDEPENDENT AUDITORS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
GEODYNE PRODUCTION PARTNERSHIP II-G


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-G, an Oklahoma limited partnership, and Geodyne Production Partnership II-G, an Oklahoma general partnership, at December 31, 2003 and 2002, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to Combined Financial Statements under the heading "New Accounting Pronouncements," effective January 1, 2003 the Partnerships changed the manner in which they account for asset retirement obligations.




                                    PricewaterhouseCoopers LLP









Tulsa, Oklahoma
March 15, 2004

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-G
                            Combined Balance Sheets
                          December 31, 2003 and 2002

                                    ASSETS
                                    ------

                                                 2003             2002
                                             ------------     ------------
CURRENT ASSETS:
   Cash and cash equivalents                  $1,284,869       $  959,481
   Accounts receivable:
      Oil and gas sales                          752,979          745,529
                                               ---------        ---------
      Total current assets                    $2,037,848       $1,705,010

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               2,841,346        2,821,960

DEFERRED CHARGE                                   71,238           79,136
                                               ---------        ---------
                                              $4,950,432       $4,606,106
                                               =========        =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                           $  139,590       $  153,893
   Gas imbalance payable                          10,091           16,907
   Asset retirement obligation -
      current (Note 1)                            10,082             -
                                               ---------        ---------
      Total current liabilities               $  159,763       $  170,800

LONG-TERM LIABILITIES:
   Accrued liability                          $   31,668       $   31,075
   Asset retirement obligation
      (Note 1)                                   199,686             -
                                               ---------        ---------
      Total long-term liabilities             $  231,354       $   31,075

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   87,509)     ($   97,205)
   Limited Partners, issued and
      outstanding, 372,189 Units               4,646,824        4,501,436
                                               ---------        ---------
      Total Partners' capital                 $4,559,315       $4,404,231
                                               ---------        ---------
                                              $4,950,432       $4,606,106
                                               =========        =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-G
                             Combined Statements of Operations
                   For the Years Ended December 31, 2003, 2002, and 2001

                                       2003           2002           2001
                                    ----------     ----------     ----------
REVENUES:
   Oil and gas sales                $5,605,691     $4,023,806     $5,285,009
   Interest income                       6,983          6,171         33,161
   Gain on sale of oil
      and gas properties               123,707        105,409         52,118
                                     ---------      ---------      ---------

                                    $5,736,381     $4,135,386     $5,370,288

COSTS AND EXPENSES:
   Lease operating                  $  867,617     $  649,734     $  722,045
   Production tax                      353,554        250,469        353,557
   Depreciation, depletion,
      and amortization of oil
      and gas properties               290,209        431,655        627,519
   General and administrative          437,597        436,126        429,209
                                     ---------      ---------      ---------
                                    $1,948,977     $1,767,984     $2,132,330
                                     ---------      ---------      ---------
INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE             $3,787,404     $2,367,402     $3,237,958

   Cumulative effect of change
      in accounting for asset
      retirement obligations
      (Note 1)                          10,247           -              -
                                     ---------      --------       ---------

NET INCOME                          $3,797,651     $2,367,402     $3,237,958
                                     =========      =========      =========

GENERAL PARTNER -
   NET INCOME                       $  404,263     $  274,972     $  376,956
                                     =========      =========      =========

LIMITED PARTNERS -
   NET INCOME                       $3,393,388     $2,092,430     $2,861,002
                                     =========      =========      =========

NET INCOME per Unit                 $     9.12     $     5.62     $     7.69
                                     =========      =========      =========

UNITS OUTSTANDING                      372,189        372,189        372,189
                                     =========      =========      =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-G
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2003, 2002, and 2001


                                 Limited         General
                                 Partners        Partner         Total
                               ------------     ----------    ------------

Balance, Dec. 31, 2000          $5,504,004      ($212,913)     $5,291,091
   Net income                    2,861,002        376,956       3,237,958
   Cash distributions          ( 4,114,000)     ( 310,249)    ( 4,424,249)
                                 ---------        -------       ---------

Balance, Dec. 31, 2001          $4,251,006      ($146,206)     $4,104,800
   Net income                    2,092,430        274,972       2,367,402
   Cash distributions          ( 1,842,000)     ( 225,971)    ( 2,067,971)
                                 ---------        -------       ---------

Balance, Dec. 31, 2002          $4,501,436      ($ 97,205)     $4,404,231
   Net income                    3,393,388        404,263       3,797,651
   Cash distributions          ( 3,248,000)     ( 394,567)    ( 3,642,567)
                                 ---------        -------       ---------

Balance, Dec. 31, 2003          $4,646,824      ($ 87,509)     $4,559,315
                                 =========        =======       =========


                     The accompanying notes are an integral
                  part of these combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-G
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 2003, 2002, and 2001

                                         2003          2002           2001
                                     ------------  ------------   ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                         $3,797,651    $2,367,402     $3,237,958
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Cumulative effect of change
         in accounting for asset
         retirement obligations
         (Note 1)                    (    10,247)         -              -
      Depreciation, depletion,
         and amortization of oil
         and gas properties              290,209       431,655        627,519
      Gain on sale of oil
         and gas properties          (   123,707)  (   105,409)   (    52,118)
      (Increase) decrease in
         accounts receivable -
         oil and gas sales           (     7,450)  (   260,848)       450,530
      (Increase) decrease in
         deferred charge                   7,898         4,600    (     7,063)
      Increase (decrease) in
         accounts payable            (    14,303)       48,031         58,841
      Increase (decrease) in gas
         imbalance payable           (     6,816)  (       357)         1,122
      Increase (decrease) in
         accrued liability                   593   (       745)           548
                                       ---------     ---------      ---------
   Net cash provided by
      operating activities            $3,933,828    $2,484,329     $4,317,337
                                       ---------     ---------      ---------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures              ($   93,448)  ($  197,745)   ($  254,554)
   Proceeds from sale of
      oil and gas properties             127,575       115,148         52,882
                                       ---------     ---------      ---------
   Net cash provided (used) by
      investing activities            $   34,127   ($   82,597)   ($  201,672)
                                       ---------     ---------      ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                ($3,642,567)  ($2,067,971)   ($4,424,249)
                                       ---------     ---------      ---------
   Net cash used by financing
      activities                     ($3,642,567)  ($2,067,971)   ($4,424,249)
                                       ---------     ---------      ---------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS               $  325,388    $  333,761    ($  308,584)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                959,481       625,720        934,304
                                       ---------     ---------      ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                   $1,284,869    $  959,481     $  625,720
                                       =========     =========      =========




                     The accompanying notes are an integral
                  part of these combined financial statements.

                        REPORT OF INDEPENDENT AUDITORS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
GEODYNE PRODUCTION PARTNERSHIP II-H


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-H, an Oklahoma limited partnership, and Geodyne Production Partnership II-H, an Oklahoma general partnership, at December 31, 2003 and 2002, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to Combined Financial Statements under the heading "New Accounting Pronouncements," effective January 1, 2003 the Partnerships changed the manner in which they account for asset retirement obligations.




                                    PricewaterhouseCoopers LLP









Tulsa, Oklahoma
March 15, 2004

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-H
                            Combined Balance Sheets
                          December 31, 2003 and 2002

                                    ASSETS
                                    ------

                                                   2003            2002
                                               ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                    $  305,096      $  224,669
   Accounts receivable:
      Oil and gas sales                            179,434         176,539
                                                 ---------       ---------
      Total current assets                      $  484,530      $  401,208

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                   673,170         664,355

DEFERRED CHARGE                                     18,580          20,637
                                                 ---------       ---------
                                                $1,176,280      $1,086,200
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $   34,033      $   37,271
   Gas imbalance payable                              -              3,596
   Asset retirement obligation -
      current (Note 1)                               2,522            -
                                                 ---------       ---------
      Total current liabilities                 $   36,555      $   40,867

LONG-TERM LIABILITIES:
   Accrued liability                            $   10,035      $    8,079
   Asset retirement obligation
      (Note 1)                                      48,857            -
                                                 ---------       ---------
      Total long-term liabilities               $   58,892      $    8,079

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($   51,046)    ($   53,547)
   Limited Partners, issued and
      outstanding, 91,711 Units                  1,131,879       1,090,801
                                                 ---------       ---------
      Total Partners' capital                   $1,080,833      $1,037,254
                                                 ---------       ---------
                                                $1,176,280      $1,086,200
                                                 =========       =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-H
                             Combined Statements of Operations
                   For the Years Ended December 31, 2003, 2002, and 2001

                                       2003             2002            2001
                                    ----------        --------       ----------
REVENUES:
   Oil and gas sales                $1,335,792        $954,336       $1,257,427
   Interest income                       1,545           1,304            7,452
   Gain on sale of
      oil and gas properties            29,085          24,403           12,478
                                     ---------         -------        ---------
                                    $1,366,422        $980,043       $1,277,357

COSTS AND EXPENSES:
   Lease operating                  $  210,552        $157,453       $  175,850
   Production tax                       84,803          59,851           84,768
   Depreciation, depletion,
      and amortization of oil
      and gas properties                68,778         101,299          148,028
   General and administrative          124,953         124,730          121,142
                                     ---------         -------        ---------
                                    $  489,086        $443,333       $  529,788
                                     ---------         -------        ---------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE             $  877,336        $536,710       $  747,569

   Cumulative effect of change
      in accounting for asset
      retirement obligations
      (Note 1)                           2,536            -                -
                                     ---------         -------        ---------
NET INCOME                          $  879,872        $536,710       $  747,569
                                     =========         =======        =========

GENERAL PARTNER -
   NET INCOME                       $   93,794        $ 62,658       $   87,334
                                     =========         =======        =========

LIMITED PARTNERS -
   NET INCOME                       $  786,078        $474,052       $  660,235
                                     =========         =======        =========

NET INCOME per Unit                 $     8.57        $   5.17       $     7.20
                                     =========         =======        =========

UNITS OUTSTANDING                       91,711          91,711           91,711
                                     =========         =======        =========


                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-H
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2003, 2002, and 2001


                                   Limited         General
                                   Partners        Partner         Total
                                 ------------     ---------    ------------

Balance, Dec. 31, 2000            $1,311,514      ($54,632)     $1,256,882
   Net income                        660,235        87,334         747,569
   Cash distributions            (   950,000)     ( 97,791)    ( 1,047,791)
                                   ---------        ------       ---------

Balance, Dec. 31, 2001            $1,021,749      ($65,089)     $  956,660
   Net income                        474,052        62,658         536,710
   Cash distributions            (   405,000)     ( 51,116)    (   456,116)
                                   ---------        ------       ---------

Balance, Dec. 31, 2002            $1,090,801      ($53,547)     $1,037,254
   Net income                        786,078        93,794         879,872
   Cash distributions            (   745,000)     ( 91,293)    (   836,293)
                                   ---------        ------       ---------

Balance, Dec. 31, 2003            $1,131,879      ($51,046)     $1,080,833
                                   =========        ======       =========




                     The accompanying notes are an integral
                  part of these combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-H
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 2003, 2002, and 2001

                                              2003        2002         2001
                                           ----------  ----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                               $879,872    $536,710   $  747,569
   Adjustments to reconcile
      net income to net
      cash provided by operating
      activities:
      Cumulative effect of change
         in accounting for asset
         retirement obligations
         (Note 1)                          (   2,536)       -            -
      Depreciation, depletion,
         and amortization of oil
         and gas properties                   68,778     101,299      148,028
      Gain on sale of oil
         and gas properties                (  29,085)  (  24,403) (    12,478)
      (Increase) decrease in
         accounts receivable -
         oil and gas sales                 (   2,895)  (  61,777)     108,242
      (Increase) decrease in
         deferred charge                       2,057   (     701) (     2,148)
      Increase (decrease) in
         accounts payable                  (   3,238)     11,798       14,068
      Increase (decrease) in gas
         imbalance payable                 (   3,596)  (     670)         273
      Increase in accrued
         liability                             1,956       1,649          423
                                             -------     -------    ---------
  Net cash provided by
      operating activities                  $911,313    $563,905   $1,003,977
                                             -------     -------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                    ($ 24,574)  ($ 46,750) ($   61,632)
   Proceeds from sale of
      oil and gas properties                  29,981      26,642       12,783
                                             -------     -------    ---------
   Net cash provided (used) by
      investing activities                  $  5,407   ($ 20,108) ($   48,849)
                                             -------     -------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Cash distributions                    ($836,293)    ($456,116)   ($1,047,791)
                                           -------       -------      ---------
   Net cash used by financing
      activities                         ($836,293)    ($456,116)   ($1,047,791)
                                           -------       -------      ---------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                   $ 80,427      $ 87,681    ($   92,663)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                  224,669       136,988        229,651
                                           -------       -------      ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                       $305,096      $224,669     $  136,988
                                           =======       =======      =========


                     The accompanying notes are an integral
                  part of these combined financial statements.

                        GEODYNE ENERGY INCOME PROGRAM II
                    Notes to Combined Financial Statements
             For the Years Ended December 31, 2003, 2002, and 2001

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

      The Partnerships would have terminated on December 31, 2001 in accordance with the partnership agreements for the Partnerships. However, such partnership agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their second two-year extension thereby extending their termination date to December 31, 2005.

      For purposes of these financial statements, the Partnerships and Production Partnerships are collectively referred to as the "Partnerships" and the general partner and managing partner are collectively referred to as the "General Partner".

      An affiliate of the General Partner owned the following Units at December 31, 2003:

                            Number of             Percent of
      Partnership          Units Owned         Outstanding Units
      -----------          -----------         -----------------
         II-A                138,173                 28.5%
         II-B                 96,989                 26.8%
         II-C                 51,398                 33.2%
         II-D                 91,050                 28.9%
         II-E                 71,476                 31.2%
         II-F                 45,052                 26.3%
         II-G                 77,358                 20.8%
         II-H                 27,671                 30.2%

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

        Income(2)
------------------------
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

      Depletion of the cost of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the units-of-production method. The Partnerships' calculation of depreciation, depletion, and amortization includes estimated dismantlement and abandonment costs, net of estimated salvage values. The depreciation, depletion, and amortization rates, which include accretion of the asset retirement obligation, per equivalent barrel of oil produced during the years ended December 31, 2003, 2002, and 2001, were as follows:

            Partnership         2003        2002       2001
            -----------        -----       -----      -----

               II-A            $1.09       $1.30      $3.93
               II-B             1.14        1.56       1.39
               II-C             1.22        1.25       1.62
               II-D             1.95        1.13       2.50
               II-E             1.41        1.55       2.95
               II-F             1.37        1.95       2.69
               II-G             1.39        1.98       2.73
               II-H             1.38        1.95       2.71

      When complete units of depreciable property are retired or sold, the asset cost, related accumulated depreciation, and remaining asset retirement obligation, are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties at the field level. If the unamortized costs of oil and gas properties within a field exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. No impairment provisions were recorded by the Partnerships during the three years ended December 31, 2003.

      The risk that the Partnerships will be required to record impairment provisions in the future increases as oil and gas prices decrease.


      Deferred Charge

      The Deferred Charge represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. The rate used in calculating the deferred charge is the annual average production costs per Mcf. At December 31, 2003 and 2002, cumulative total gas sales volumes for underproduced wells were less than the

Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                                 2003                      2002
                        ----------------------     ---------------------
      Partnership         Mcf          Amount        Mcf         Amount
      -----------       -------       --------     -------      --------

         II-A           568,965       $650,100     574,382     $656,289
         II-B           215,981        238,135     218,771      245,511
         II-C           171,601        123,244     181,115      130,077
         II-D           456,289        352,392     464,455      358,699
         II-E           325,222        207,890     327,726      209,297
         II-F            58,864         32,899      65,183       36,774
         II-G           127,552         71,238     140,943       79,136
         II-H            32,180         18,580      35,497       20,637


      Accrued Liability - Other

      The Accrued Liability - Other at December 31, 2002 for the II-A Partnership represents a charge accrued for the payment of a judgment related to plugging liabilities, which judgment is currently under appeal.


      Accrued Liability

      The Accrued Liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. The rate used in calculating the accrued liability is the annual average production costs per Mcf. At December 31, 2003 and 2002, cumulative total gas sales volumes for overproduced wells exceeded the Partnerships' pro-rata share of total gas production from these wells by the following amounts:


                                2003                     2002
                        --------------------      -------------------
      Partnership         Mcf        Amount         Mcf       Amount
      -----------       -------     --------      -------    --------

         II-A           181,687     $207,595      190,200    $217,322
         II-B            45,715       48,773       49,379      52,682
         II-C            49,337       35,434       41,514      29,815
         II-D           127,710       98,630      124,944      96,494
         II-E            12,839        8,153       11,439       7,264
         II-F            27,144       16,945       26,730      15,443
         II-G            56,426       31,668       55,640      31,075
         II-H            14,992       10,035       13,617       8,079

      Oil and Gas Sales and Gas Imbalance Payable

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. This also approximates the price for which the Partnerships are currently settling this liability. At December 31, 2003 and 2002 total sales exceeded the Partnerships' share of estimated total gas reserves as follows:

                                2003                    2002
                        -------------------     -------------------
      Partnership         Mcf        Amount       Mcf        Amount
      -----------       ------      -------     ------      -------

         II-A           60,975      $91,463     63,512      $95,268
         II-B           31,517       47,276     31,768       47,652
         II-C           17,301       25,952     17,789       26,684
         II-D           29,132       43,698     28,245       42,368
         II-E           28,949       43,424     28,962       43,443
         II-F            2,370        3,555      4,467        6,701
         II-G            6,727       10,091     11,271       16,907
         II-H             -            -         2,397        3,596

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

      Use of Estimates in Financial Statements

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Further, the deferred charge, the gas imbalance payable, asset retirement obligations, and the accrued liability all involve estimates which could materially differ from the actual amounts ultimately realized or incurred in the near term. Oil and gas reserves (see Note 4) also involve significant estimates which could materially differ from the actual amounts ultimately realized.


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

                                      Increase
                  Increase in       (Decrease) in
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

      The asset retirement obligation is adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the year ended December 31, 2003, the II-A, II-B, II-C, II-D, II-E, II-F, II-G, and II-H Partnerships recognized approximately $12,000, $9,000, $3,000, $11,000, $5,000,
$5,000, $10,000 and $3,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.

      The components of the change in asset retirement obligations for the year ended December 31, 2003 are as shown below.

                                II-A Partnership
                                ----------------

                                                                  2003
                                                               ----------
Total asset retirement obligation, January 1, 2003              $286,238
Settlements and disposals                                      (  17,686)
Accretion expense                                                  9,362
                                                                 -------
Total asset retirement obligation, December 31, 2003            $277,914
                                                                 =======
Asset retirement obligation - current                           $  9,874
Asset retirement obligation - long-term                          268,040

                                II-B Partnership
                                ----------------

                                                                  2003
                                                               ----------
Total asset retirement obligation, January 1, 2003              $208,259
Settlements and disposals                                      (  12,817)
Accretion expense                                                  6,699
                                                                 -------
Total asset retirement obligation, December 31, 2003            $202,141
                                                                 =======
Asset retirement obligation - current                           $ 13,046
Asset retirement obligation - long-term                          189,095



                                II-C Partnership
                                ----------------

                                                                  2003
                                                               ----------
Total asset retirement obligation, January 1, 2003              $ 68,318
Additions and revisions                                              386
Settlements and disposals                                      (     243)
Accretion expense                                                  2,712
                                                                 -------
Total asset retirement obligation, December 31, 2003            $ 71,173
                                                                 =======
Asset retirement obligation - current                           $  8,575
Asset retirement obligation - long-term                           62,598



                                II-D Partnership
                                ----------------

                                                                  2003
                                                               ----------
Total asset retirement obligation, January 1, 2003              $182,622
Additions and revisions                                              446
Settlements and disposals                                      (   2,546)
Accretion expense                                                  5,468
                                                                 -------
Total asset retirement obligation, December 31, 2003            $185,990
                                                                 =======
Asset retirement obligation - current                           $ 17,137
Asset retirement obligation - long-term                          168,853

                                II-E Partnership
                                ----------------

                                                                  2003
                                                               ----------
Total asset retirement obligation, January 1, 2003              $ 95,050
Additions and revisions                                              120
Settlements and disposals                                      (     959)
Accretion expense                                                  4,109
                                                                 -------
Total asset retirement obligation, December 31, 2003            $ 98,320
                                                                 =======
Asset retirement obligation - current                           $  2,397
Asset retirement obligation - long-term                           95,923



                                II-F Partnership
                                ----------------

                                                                  2003
                                                               ----------
Total asset retirement obligation, January 1, 2003              $ 96,226
Additions and revisions                                              208
Settlements and disposals                                      (   3,546)
Accretion expense                                                  5,278
                                                                 -------
Total asset retirement obligation, December 31, 2003            $ 98,166
                                                                 =======
Asset retirement obligation - current                           $  4,566
Asset retirement obligation - long-term                           93,600



                                II-G Partnership
                                ----------------

                                                                  2003
                                                               ----------
Total asset retirement obligation, January 1, 2003              $207,505
Additions and revisions                                              510
Settlements and disposals                                      (   7,625)
Accretion expense                                                  9,378
                                                                 -------
Total asset retirement obligation, December 31, 2003            $209,768
                                                                 =======
Asset retirement obligation - current                           $ 10,082
Asset retirement obligation - long-term                          199,686

                                II-H Partnership
                                ----------------

                                                                  2003
                                                               ----------
Total asset retirement obligation, January 1, 2003              $ 50,790
Additions and revisions                                              148
Settlements and disposals                                      (   1,855)
Accretion expense                                                  2,296
                                                                 -------
Total asset retirement obligation, December 31, 2003            $ 51,379
                                                                 =======
Asset retirement obligation - current                           $  2,522
Asset retirement obligation - long-term                           48,857


      Had FAS No. 143 been adopted at January 1, 2001 the amount of the asset retirement obligation at that date and at December 31, 2001 and 2002 would not have been materially different from the amount recorded at January 1, 2003. If this accounting policy had been in effect on January 1, 2001, the proforma impact for the Partnerships during the years ended December 31, 2002 and December 31, 2001 would have been an increase in depreciation, depletion, and amortization expense of approximately the following amounts:

                                              December 31
                                          --------------------
                  Partnership               2002        2001
                  -----------             -------     -------

                     II-A                 $12,000     $18,000
                     II-B                   8,000      10,000
                     II-C                   3,000       4,000
                     II-D                   9,000      10,000
                     II-E                   6,000       7,000
                     II-F                   6,000       8,000
                     II-G                  13,000      17,000
                     II-H                   3,000       3,000


2. TRANSACTIONS WITH RELATED PARTIES

      The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the Partnerships, based on an allocation of actual costs incurred by the General Partner. When actual costs incurred benefit other partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all partnerships and affiliates. The General Partner believes this allocation method is reasonable. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative overhead costs for the years ended December 31, 2003, 2002, and 2001:
            Partnership         2003          2002         2001
            -----------       --------      --------     --------

               II-A           $509,772      $509,772     $509,772
               II-B            380,760       380,760      380,760
               II-C            162,756       162,756      162,756
               II-D            331,452       331,452      331,452
               II-E            240,864       240,864      240,864
               II-F            180,420       180,420      180,420
               II-G            391,776       391,776      391,776
               II-H             96,540        96,540       96,540

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


3. MAJOR CUSTOMERS

      The following table sets forth purchasers who individually accounted for ten percent or more of each Partnership's combined oil and gas sales for the years ended December 31, 2003, 2002 and 2001:

Partnership               Purchaser                     Percentage
-----------       ------------------------          ---------------------
                                                    2003      2002     2001
                                                    -----     -----    -----
   II-A           Cinergy Marketing Company
                    ("Cinergy")                     16.5%       -        -
                  Duke Energy Field Services
                    ("Duke")                        15.0%     10.9%      -
                  BP America Production Co.         14.6%     14.2%      -
                  El Paso Energy Marketing
                    Company ("El Paso")               -       27.7%    32.1%
                  Amoco Production Company            -         -      12.7%

   II-B           Cinergy                           26.0%       -        -
                  Duke                              14.0%       -        -
                  Citation Oil & Gas Corp.
                    ("Citation")                    12.5%       -        -
                  El Paso                             -       33.1%    40.0%

   II-C           Cinergy                           23.5%       -        -
                  Duke                              12.8%       -        -
                  Citation                          10.8%       -        -
                  El Paso                             -       30.7%    38.3%

   II-D           Cinergy                           15.2%       -        -
                  Vintage Petroleum Inc.            11.3%       -      12.4%
                  El Paso                             -       21.6%    30.4%
                  Whiting Petroleum Corp.             -       12.2%      -

   II-E           Cinergy                           23.6%       -        -
                  Duke                              10.6%       -        -
                  El Paso                             -       29.4%    45.8%

   II-F           Cinergy                           13.6%       -        -
                  El Paso                             -       17.6%    22.5%
                  Oneok Gas Marketing Co.
                    ("ONEOK")                         -         -      10.5%

   II-G           Cinergy                           13.4%       -        -
                  El Paso                             -       17.5%    22.4%
                  ONEOK                               -         -      10.3%

   II-H           Cinergy                           13.2%       -        -
                  El Paso                             -       17.4%    22.3%
                  ONEOK                               -         -      10.0%

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


      Capitalized Costs

      The   capitalized   costs   and   accumulated   depreciation,   depletion,
amortization, and valuation allowance at December 31, 2003 and 2002 were as follows:

                               II-A Partnership
                               ----------------

                                              2003              2002
                                          -------------     -------------

      Proved properties                    $29,401,928       $29,571,336

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        ( 27,169,197)     ( 27,514,977)
                                            ----------        ----------
            Net oil and gas
               Properties                  $ 2,232,731       $ 2,056,359
                                            ==========        ==========


                               II-B Partnership
                               ----------------

                                              2003              2002
                                          -------------     -------------

      Proved properties                    $20,514,746       $20,700,114

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        ( 18,831,562)     ( 19,094,527)
                                            ----------        ----------
            Net oil and gas
               Properties                  $ 1,683,184       $ 1,605,587
                                            ==========        ==========


                               II-C Partnership
                               ----------------

                                              2003              2002
                                          -------------     -------------

      Proved properties                    $ 8,689,349       $ 8,861,801

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        (  7,902,528)     (  8,087,153)
                                            ----------        ----------
            Net oil and gas
               Properties                  $   786,821       $   774,648
                                            ==========        ==========

                               II-D Partnership
                               ----------------

                                              2003              2002
                                          -------------     -------------

      Proved properties                    $13,818,593       $14,412,771

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        ( 12,278,678)     ( 12,929,943)
                                            ----------        ----------
            Net oil and gas
               Properties                  $ 1,539,915       $ 1,482,828
                                            ==========        ==========


                               II-E Partnership
                               ----------------

                                              2003              2002
                                          -------------     -------------

      Proved properties                    $13,162,328       $13,109,702

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        ( 11,749,883)     ( 11,684,674)
                                            ----------        ----------
            Net oil and gas
               Properties                  $ 1,412,445       $ 1,425,028
                                            ==========        ==========


                               II-F Partnership
                               ----------------

                                              2003              2002
                                          -------------     -------------

      Proved properties                    $10,575,705       $10,615,042

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        (  9,256,824)     (  9,303,505)
                                            ----------        ----------
            Net oil and gas
               Properties                  $ 1,318,881       $ 1,311,537
                                            ==========        ==========

                               II-G Partnership
                               ----------------

                                              2003              2002
                                          -------------     -------------

      Proved properties                    $22,640,005       $22,694,289

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        ( 19,798,659)     ( 19,872,329)
                                            ----------        ----------
            Net oil and gas
               Properties                  $ 2,841,346       $ 2,821,960
                                            ==========        ==========


                               II-H Partnership
                               ----------------

                                              2003              2002
                                          -------------     -------------

      Proved properties                    $ 5,424,824       $ 5,463,297

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        (  4,751,654)     (  4,798,942)
                                            ----------        ----------
            Net oil and gas
               Properties                  $   673,170       $   664,355
                                            ==========        ==========

      Costs Incurred

      The Partnerships incurred no costs in connection with oil and gas acquisition or exploration activities during 2003, 2002, and 2001. Costs incurred by the Partnerships in connection with oil and gas property development activities during 2003, 2002, and 2001, were as follows:

            Partnership         2003(1)       2002         2001
            -----------       --------      --------     --------

               II-A           $102,903      $137,449     $149,585
               II-B             24,971        14,939      492,951
               II-C             24,478         9,993       82,009
               II-D            153,431       116,640      169,317
               II-E             24,348       198,005       51,785
               II-F             41,415        93,456      118,663
               II-G             93,448       197,745      254,554
               II-H             24,574        46,750       61,632

(1) Excludes the estimated asset retirement costs for the II-A, II-B, II-C, II-D, II-E, II-F, II-G, and II-H Partnerships of approximately $174,000, $125,000, $39,000, $106,000, $61,000, $58,000, $125,000, and $30,000,
     respectively, recorded as part of the FAS No. 143 implementation.

      Quantities of Proved Oil and Gas Reserves - Unaudited

      The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States of America, for the periods indicated. The proved reserves at December 31, 2003, 2002, and 2001, were estimated by petroleum engineers employed by affiliates of the Partnerships. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve reports prepared by the General Partner and reviewed by Ryder Scott.

                               II-A Partnership
                               ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

Proved reserves, Dec. 31, 2000                   548,403        6,707,781
   Production                                   ( 67,519)      (  774,153)
   Sales of minerals in place                       -          (   60,382)
   Extensions and discoveries                     18,433           11,955
   Revision of previous
      estimates                                 (125,788)      (   14,943)
                                                 -------        ---------

Proved reserves, Dec. 31, 2001                   373,529        5,870,258
   Production                                   ( 64,016)      (  821,485)
   Sales of minerals in place                   (  4,154)      (  109,339)
   Extensions and discoveries                     47,104           46,402
   Revision of previous
      estimates                                  165,389          831,714
                                                 -------        ---------

Proved reserves, Dec. 31, 2002                   517,852        5,817,550
   Production                                   ( 74,313)      (  717,179)
   Sales of minerals in place                   (  3,193)      (   12,518)
   Extensions and discoveries                     14,463           19,843
   Revision of previous
      estimates                                  123,530        1,495,095
                                                 -------        ---------

Proved reserves, Dec. 31, 2003                   578,339        6,602,791
                                                 =======        =========

PROVED DEVELOPED RESERVES:

   December 31, 2001                             373,529        5,870,258
                                                 =======        =========
   December 31, 2002                             517,852        5,817,550
                                                 =======        =========
   December 31, 2003                             578,339        6,602,791
                                                 =======        =========

                               II-B Partnership
                               ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

Proved reserves, Dec. 31, 2000                   361,833        4,842,161
   Production                                   ( 49,375)      (  570,423)
   Extensions and discoveries                     58,881           18,379
   Revision of previous
      estimates                                 ( 86,953)      (    7,061)
                                                 -------        ---------

Proved reserves, Dec. 31, 2001                   284,386        4,283,056
   Production                                   ( 40,616)      (  598,159)
   Sales of minerals in place                   (  3,132)            -
   Revision of previous
      estimates                                  118,986          758,648
                                                 -------        ---------

Proved reserves, Dec. 31, 2002                   359,624        4,443,545
   Production                                   ( 43,725)      (  548,582)
   Sales of minerals in place                   (  1,073)            -
   Revision of previous
      estimates                                  135,560        1,136,134
                                                 -------        ---------

Proved reserves, Dec. 31, 2003                   450,386        5,031,097
                                                 =======        =========

PROVED DEVELOPED RESERVES:

   December 31, 2001                             284,386        4,283,056
                                                 =======        =========
   December 31, 2002                             359,624        4,443,545
                                                 =======        =========
   December 31, 2003                             450,386        5,031,097
                                                 =======        =========

                               II-C Partnership
                               ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

Proved reserves, Dec. 31, 2000                   126,153        3,391,042
   Production                                   ( 14,034)      (  302,093)
   Extensions and discoveries                      8,281            2,345
   Revision of previous
      estimates                                 ( 24,922)         160,543
                                                 -------        ---------

Proved reserves, Dec. 31, 2001                    95,478        3,251,837
   Production                                   ( 14,351)      (  343,662)
   Sales of minerals in place                   (    596)      (  151,771)
   Revision of previous
      estimates                                   48,413          364,064
                                                 -------        ---------

Proved reserves, Dec. 31, 2002                   128,944        3,120,468
   Production                                   ( 15,806)      (  315,371)
   Sales of minerals in place                       -          (      326)
   Revision of previous
      estimates                                   53,740          666,561
                                                 -------        ---------

Proved reserves, Dec. 31, 2003                   166,878        3,471,332
                                                 =======        =========

PROVED DEVELOPED RESERVES:


   December 31, 2001                              95,478        3,251,837
                                                 =======        =========
   December 31, 2002                             128,944        3,120,468
                                                 =======        =========
   December 31, 2003                             166,878        3,471,332
                                                 =======        =========

                               II-D Partnership
                               ----------------

                                                  Crude           Natural
                                                   Oil              Gas
                                                (Barrels)          (Mcf)
                                                ---------       -----------

Proved reserves, Dec. 31, 2000                   253,737         8,264,342
   Production                                   ( 18,970)       (  712,930)
   Sales of minerals in place                   ( 28,595)             -
   Extensions and discoveries                      5,656         1,961,987
   Revision of previous
      estimates                                 ( 18,990)         (121,541)
                                                 -------         ---------

Proved reserves, Dec. 31, 2001                   192,838         9,391,858
   Production                                   ( 31,350)       (  795,913)
   Sales of minerals in place                   (  6,238)       (1,773,652)
   Extensions and discoveries                     20,756           164,024
   Revision of previous
      estimates                                   10,718           962,656
                                                 -------         ---------

Proved reserves, Dec. 31, 2002                   186,724         7,948,973
   Production                                   ( 23,482)      (   724,786)
   Sales of minerals in place                       -          (     3,434)
   Revision of previous
      estimates                                   42,251         1,599,398
                                                 -------         ---------

Proved reserves, Dec. 31, 2003                   205,493         8,820,151
                                                 =======         =========

PROVED DEVELOPED RESERVES:


   December 31, 2001                             192,838         9,391,858
                                                 =======         =========
   December 31, 2002                             186,724         7,948,973
                                                 =======         =========
   December 31, 2003                             205,493         8,820,151
                                                 =======         =========

                               II-E Partnership
                               ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

Proved reserves, Dec. 31, 2000                   229,723        4,054,722
   Production                                   ( 24,064)      (  490,127)
   Sales of minerals in place                   ( 17,957)      (    3,024)
   Revision of previous
      estimates                                 ( 41,174)          82,011
                                                 -------        ---------

Proved reserves, Dec. 31, 2001                   146,528        3,643,582
   Production                                   ( 23,426)      (  488,328)
   Sales of minerals in place                       -          (   13,492)
   Extensions and discoveries                      2,949          120,748
   Revision of previous
      estimates                                   47,113          929,896
                                                 -------        ---------

Proved reserves, Dec. 31, 2002                   173,164        4,192,406
   Production                                   ( 19,131)      (  467,472)
   Sales of minerals in place                   (  1,055)      (   19,430)
   Extensions and discoveries                      1,301            4,400
   Revision of previous
      estimates                                   31,447        1,283,438
                                                 -------        ---------

Proved reserves, Dec. 31, 2003                   185,726        4,993,342
                                                 =======        =========

PROVED DEVELOPED RESERVES:


   December 31, 2001                             146,528        3,643,582
                                                 =======        =========
   December 31, 2002                             173,164        4,192,406
                                                 =======        =========
   December 31, 2003                             185,726        4,993,342
                                                 =======        =========

                               II-F Partnership
                               ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

Proved reserves, Dec. 31, 2000                   269,110        3,158,866
   Production                                   ( 30,965)      (  465,214)
   Sales of minerals in place                   (    781)      (    1,865)
   Extensions and discoveries                      2,802           13,721
   Revision of previous
      estimates                                 ( 21,641)         303,403
                                                 -------        ---------

Proved reserves, Dec. 31, 2001                   218,525        3,008,911
   Production                                   ( 27,894)      (  451,358)
   Sales of minerals in place                       -          (   33,002)
   Extensions and discoveries                      4,759          127,801
   Revision of previous
      estimates                                   34,884          309,929
                                                 -------        ---------

Proved reserves, Dec. 31, 2002                   230,274        2,962,281
   Production                                   ( 24,828)      (  442,255)
   Sales of minerals in place                   (  2,571)      (   48,081)
   Extensions and discoveries                      4,306            4,018
   Revision of previous
      estimates                                   87,190        1,329,431
                                                 -------        ---------

Proved reserves, Dec. 31, 2003                   294,371        3,805,394
                                                 =======        =========

PROVED DEVELOPED RESERVES:

   December 31, 2001                             218,525        3,008,911
                                                 =======        =========
   December 31, 2002                             230,274        2,962,281
                                                 =======        =========
   December 31, 2003                             294,371        3,805,394
                                                 =======        =========

                               II-G Partnership
                               ----------------

                                                  Crude           Natural
                                                   Oil              Gas
                                                (Barrels)          (Mcf)
                                                ---------       -----------

Proved reserves, Dec. 31, 2000                   565,056         6,779,445
   Production                                   ( 64,898)       (  992,099)
   Sales of minerals in place                   (  1,657)       (    5,208)
   Extensions and discoveries                      5,979            31,001
   Revision of previous
      estimates                                 ( 45,326)          626,857
                                                 -------         ---------

Proved reserves, Dec. 31, 2001                   459,154         6,439,996
   Production                                   ( 58,467)       (  959,663)
   Sales of minerals in place                       -           (   69,121)
   Extensions and discoveries                     16,826           273,003
   Revision of previous
      estimates                                   66,360           685,765
                                                 -------         ---------

Proved reserves, Dec. 31, 2002                   483,873         6,369,980
   Production                                   ( 52,045)       (  941,870)
   Sales of minerals in place                   (  5,382)       (  100,643)
   Extensions and discoveries                      7,050            20,444
   Revision of previous
      estimates                                  184,556         2,832,630
                                                 -------         ---------

Proved reserves, Dec. 31, 2003                   618,052         8,180,541
                                                 =======         =========

PROVED DEVELOPED RESERVES:

   December 31, 2001                             459,154         6,439,996
                                                 =======         =========
   December 31, 2002                             483,873         6,369,980
                                                 =======         =========
   December 31, 2003                             618,052         8,180,541
                                                 =======         =========

                               II-H Partnership
                               ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

Proved reserves, Dec. 31, 2000                   131,882        1,646,842
   Production                                   ( 15,054)      (  237,600)
   Sales of minerals in place                   (    391)      (    1,779)
   Extensions and discoveries                        388            7,897
   Revision of previous
      estimates                                 (  9,535)         139,973
                                                 -------        ---------

Proved reserves, Dec. 31, 2001                   107,290        1,555,333
   Production                                   ( 13,577)      (  229,923)
   Sales of minerals in place                       -          (   15,921)
   Extensions and discoveries                      1,519           56,116
   Revision of previous
      estimates                                   17,853          188,329
                                                 -------        ---------

Proved reserves, Dec. 31, 2002                   113,085        1,553,934
   Production                                   ( 12,082)      (  226,604)
   Sales of minerals in place                   (  1,246)      (   23,321)
   Extensions and discoveries                      1,522            3,284
   Revision of previous
      estimates                                   42,790          682,941
                                                 -------        ---------

Proved reserves, Dec. 31, 2003                   144,069        1,990,234
                                                 =======        =========

PROVED DEVELOPED RESERVES:

   December 31, 2001                             107,290        1,555,333
                                                 =======        =========
   December 31, 2002                             113,085        1,553,934
                                                 =======        =========
   December 31, 2003                             144,069        1,990,234
                                                 =======        =========

5. QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized unaudited quarterly financial data for 2003 and 2002 are as follows:

                                II-A Partnership
                                ----------------

                                              2003
                       -----------------------------------------------
                           First      Second       Third      Fourth
                          Quarter     Quarter     Quarter     Quarter
                       ----------   ----------  ----------  ----------

Total Revenues         $1,476,502   $1,572,825  $1,311,663  $1,236,180
Gross Profit (1)        1,102,997    1,248,004     973,719     864,691
Net Income                905,124    1,059,385     770,667     687,656
Limited Partners'
   Net Income                1.67         1.96        1.42        1.27
   Per Unit

                                              2002
                        -----------------------------------------------
                           First      Second       Third      Fourth
                          Quarter     Quarter     Quarter     Quarter
                       ----------   ----------  ----------  ----------

Total Revenues         $  789,152   $1,173,966  $  934,000  $1,083,198
Gross Profit (1)          325,518      834,634     619,024     684,532
Net Income                 89,283      619,972     460,956     474,894
Limited Partners'
   Net Income
   Per Unit                   .15         1.14         .85         .87


-----------------------
(1) Total revenues less oil and gas production expenses.

                                II-B Partnership
                                ----------------


                                              2003
                        -----------------------------------------------
                           First      Second       Third      Fourth
                          Quarter     Quarter     Quarter     Quarter
                        ----------  ----------- ----------- -----------

Total Revenues          $1,024,409  $1,015,707    $930,773    $893,287
Gross Profit (1)           780,583     768,700     683,017     633,564
Net Income                 634,041     612,802     529,405     514,956
Limited Partners'
   Net Income
   Per Unit                   1.57        1.51        1.31        1.27

                                              2002
                        -----------------------------------------------
                           First      Second       Third      Fourth
                          Quarter     Quarter     Quarter     Quarter
                        ----------  ----------- ----------- -----------

Total Revenues          $  581,081  $  693,623    $653,379    $707,983
Gross Profit (1)           232,791     451,685     457,951     471,675
Net Income                  51,494     287,730     344,740     290,082
Limited Partners'
   Net Income
   Per Unit                    .11         .70         .86         .70


----------------------
(1) Total revenues less oil and gas production expenses.

                                II-C Partnership
                                ----------------

                                              2003
                        -----------------------------------------------
                           First      Second       Third      Fourth
                          Quarter     Quarter     Quarter     Quarter
                        ----------  ----------- ----------- -----------

Total Revenues           $523,711    $512,759     $433,856    $430,880
Gross Profit (1)          406,828     387,348      315,423     306,974
Net Income                329,308     314,704      248,009     247,131
Limited Partners'
   Net Income
   Per Unit                  1.90        1.82         1.43        1.43


                                              2002
                        -----------------------------------------------
                           First      Second       Third      Fourth
                          Quarter     Quarter     Quarter    Quarter (2)
                        ----------  ----------- ----------- -----------

Total Revenues           $268,077    $338,202     $325,234    $474,418
Gross Profit (1)          124,101     244,733      238,388     366,641
Net Income                 36,398     166,179      188,038     302,546
Limited Partners'
   Net Income
   Per Unit                   .19         .95         1.09        1.75

----------------------
(1)  Total revenues less oil and gas production expenses.
(2) Significant increase in Fourth Quarter Net Income resulted from the gain on sale of several properties.

                                II-D Partnership
                                ----------------

                                              2003
                        -----------------------------------------------
                           First      Second       Third      Fourth
                          Quarter     Quarter     Quarter     Quarter
                        ----------  ----------- ----------- -----------

Total Revenues          $1,043,560   $1,003,165    $939,761   $  924,524
Gross Profit (1)           811,604      728,911     670,307      624,437
Net Income                 629,705      564,528     522,651      462,501
Limited Partners'
   Net Income
   Per Unit                   1.78         1.59        1.48         1.30


                                              2002
                        -----------------------------------------------
                           First      Second       Third       Fourth
                          Quarter     Quarter     Quarter     Quarter(2)
                        ----------  ----------- ----------- -----------

Total Revenues          $  538,200   $  809,677    $787,921   $1,980,869
Gross Profit (1)           247,999      605,024     564,516    1,812,881
Net Income                  83,003      442,237     458,518    1,691,929
Limited Partners'
   Net Income
   Per Unit                    .22         1.24        1.31         4.83

----------------------
(1) Total revenues less oil and gas production expenses.
(2) Significant increase in Fourth Quarter Net Income resulted from the gain on sale of several properties.

                                II-E Partnership
                                ----------------

                                              2003
                        -----------------------------------------------
                           First      Second       Third      Fourth
                          Quarter     Quarter     Quarter     Quarter
                        ----------  ----------- ----------- -----------

Total Revenues           $753,393    $774,911     $658,485    $585,112
Gross Profit (1)          565,150     632,834      503,658     405,331
Net Income                458,506     535,125      391,582     308,702
Limited Partners'
   Net Income
   Per Unit                  1.79        2.10         1.52        1.20


                                              2002
                        -----------------------------------------------
                           First      Second       Third      Fourth
                          Quarter     Quarter     Quarter     Quarter
                        ----------  ----------- ----------- -----------

Total Revenues           $399,243    $494,187     $589,514    $493,877
Gross Profit (1)          242,077     363,404      461,502     381,570
Net Income                100,318     238,745      371,872     296,833
Limited Partners'
   Net Income
   Per Unit                   .37         .92         1.45        1.16


----------------------
(1) Total revenues less oil and gas production expenses.

                                II-F Partnership
                                ----------------

                                              2003
                        -----------------------------------------------
                           First      Second       Third      Fourth
                          Quarter     Quarter     Quarter     Quarter
                        ----------  ----------- ----------- -----------

Total Revenues           $741,486     $730,316   $596,691    $632,660
Gross Profit (1)          571,525      587,682    494,650     474,089
Net Income                475,624      503,534    402,746     401,843
Limited Partners'
   Net Income
   Per Unit                  2.48         2.63       2.09        2.10


                                              2002
                        -----------------------------------------------
                           First      Second       Third      Fourth
                          Quarter     Quarter     Quarter     Quarter
                        ----------  ----------- ----------- -----------

Total Revenues           $417,293     $476,813   $528,079    $531,009
Gross Profit (1)          275,744      383,219    423,224     449,021
Net Income                158,187      287,067    329,817     341,548
Limited Partners'
   Net Income
   Per Unit                   .80         1.49       1.71        1.76



----------------------
(1) Total revenues less oil and gas production expenses.

                                II-G Partnership
                                ----------------

                                              2003
                        -----------------------------------------------
                           First      Second       Third      Fourth
                          Quarter     Quarter     Quarter     Quarter
                        ----------  ----------- ----------- -----------

Total Revenues          $1,570,502   $1,558,395  $1,264,715  $1,342,769
Gross Profit (1)         1,209,012    1,253,705   1,045,415   1,007,078
Net Income               1,014,829    1,083,059     846,611     853,152
Limited Partners'
   Net Income
   Per Unit                   2.44         2.60        2.03        2.05


                                              2002
                        -----------------------------------------------
                           First      Second       Third      Fourth
                          Quarter     Quarter     Quarter     Quarter
                        ----------  ----------- ----------- -----------

Total Revenues          $  883,474   $1,011,416  $1,117,354  $1,123,142
Gross Profit (1)           582,126      811,752     892,576     948,729
Net Income                 343,653      609,560     694,566     719,623
Limited Partners'
   Net Income
   Per Unit                    .80         1.45        1.66        1.71


----------------------
(1) Total revenues less oil and gas production expenses.

                                II-H Partnership
                                ----------------

                                              2003
                        -----------------------------------------------
                           First      Second       Third      Fourth
                          Quarter     Quarter     Quarter     Quarter
                        ----------  ----------- ----------- -----------

Total Revenues           $371,375    $374,157    $300,141    $320,749
Gross Profit (1)          285,184     301,004     246,821     238,058
Net Income                230,253     252,471     197,686     199,462
Limited Partners'
   Net Income
   Per Unit                  2.24        2.47        1.92        1.94


                                              2002
                        -----------------------------------------------
                           First      Second       Third      Fourth
                          Quarter     Quarter     Quarter     Quarter
                        ----------  ----------- ----------- -----------

Total Revenues           $208,773    $239,133    $265,143    $266,994
Gross Profit (1)          136,605     191,298     210,700     224,136
Net Income                 69,326     139,032     160,567     167,785
Limited Partners'
   Net Income
   Per Unit                   .65        1.35        1.55        1.62

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

*4.6     Fifth Amendment to Agreement  and  Certificate  of Limited  Partnership
         dated  November  18,  2003  for  the  Geodyne   Energy  Income  Limited
         Partnership II-A.

 4.7 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-A, filed as
         Exhibit 4.6 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.8 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-A, filed as Exhibit 4.7 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.9 Third Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-A, filed as Exhibit 4.8 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*4.10 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 21, 2003, for the Geodyne Energy Income Limited Partnership II-A.

 4.11 Agreement and Certificate of Limited Partnership dated October 14, 1987 for the Geodyne Energy Income Limited Partnership II-B, filed as
         Exhibit 4.9 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.12 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-B, filed as Exhibit 4.10 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.13 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-B, filed as Exhibit 4.11 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.14 Third Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-B, filed as Exhibit 4.12 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.15 Fourth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-B, filed as Exhibit 4.13 to Annual Report on Form 10-K405 for period ended December

         31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*4.16 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-B.

 4.17 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-B, filed as
         Exhibit 4.14 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.18 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-B, filed as Exhibit 4.15 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.19 Third Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-B, filed as Exhibit 4.16 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*4.20 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 21, 2003, for the Geodyne Energy Income Limited Partnership II-B.

 4.21 Agreement and Certificate of Limited Partnership dated January 13, 1988 for the Geodyne Energy Income Limited Partnership II-C, filed as
         Exhibit 4.17 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.22 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-C, filed as Exhibit 4.18 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.23 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-C, filed as Exhibit 4.19 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.24 Third Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-C, filed as Exhibit 4.20 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.25 Fourth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-C, filed as Exhibit 4.21 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*4.26    Fifth  Amendment to Agreement and  Certificate  of Limited  Partnership
         dated   November  18,  2003  for  the  Geodyne  Energy  Income  Limited
         Partnership II-C.

 4.27 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-C, filed as
         Exhibit 4.22 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.28 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-C, filed as Exhibit 4.23 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.29 Third Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-C, filed as Exhibit 4.24 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*4.30 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 21, 2003, for the Geodyne Energy Income Limited Partnership II-C.

 4.31 Agreement and Certificate of Limited Partnership dated May 10, 1988 for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit
         4.25 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.32 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit 4.26 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.33 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit 4.27 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.34 Third Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit 4.28 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.35 Fourth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-D, filed as Exhibit 4.29 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*4.36 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-D.

 4.37 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-D, filed as
         Exhibit 4.30 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.38 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit 4.31 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.39 Third Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit 4.32 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*4.40 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 21, 2003, for the Geodyne Energy Income Limited Partnership II-D.

 4.41 Agreement and Certificate of Limited Partnership dated September 27, 1988 for the Geodyne Energy Income Limited Partnership II-E, filed as
         Exhibit 4.33 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.42 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.34 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.43 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.35 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.44 Third Amendment to Agreement and Certificate of Limited Partnership dated August 31, 1995 for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.36 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.45 Fourth Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.37 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.46 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-E, filed as Exhibit 4.38 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*4.47    Sixth  Amendment to Agreement and  Certificate  of Limited  Partnership
         dated  November  18,  2003  for  the  Geodyne  Energy  Income   Limited
         Partnership II-E.

 4.48 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-E, filed as
         Exhibit 4.39 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.49 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.40 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.50 Third Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.41 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*4.51 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 21, 2003, for the Geodyne Energy Income Limited Partnership III-E.

 4.52 Agreement and Certificate of Limited Partnership dated January 5, 1989 for the Geodyne Energy Income Limited Partnership II-F, filed as
         Exhibit 4.42 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.53 Certificate of Limited Partnership dated January 5, 1989, for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.42a to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.54 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.43 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.55 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.44 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.56 Third Amendment to Agreement and Certificate of Limited Partnership dated August 31, 1995 for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.45 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.57 Fourth Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.46 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.58 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-F, filed as Exhibit 4.48 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*4.59 Sixth Amendment to Agreement and Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-F.

 4.60 Second Amendment to Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-F, filed as
         Exhibit 4.48 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.61 Third Amendment to Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.49 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*4.62 Fourth Amendment to Certificate of Limited Partnership dated November 21, 2003, for the Geodyne Energy Income Limited Partnership II-F.

 4.63 Agreement and Certificate of Limited Partnership dated April 10, 1989 for the Geodyne Energy Income Limited Partnership II-G, filed as
         Exhibit 4.50 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.64 Certificate of Limited Partnership dated April 10, 1989, for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.51 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.65 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.52 to Annual Report on Form 10-K405 for period ended

         December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.66 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.53 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.67 Third Amendment to Agreement and Certificate of Limited Partnership dated August 31, 1995 for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.54 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.68 Fourth Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.55 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.69 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-G, filed as Exhibit 4.56 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*4.70    Sixth  Amendment to Agreement and  Certificate  of Limited  Partnership
         dated  November  18,  2003  for  the  Geodyne  Energy  Income   Limited
         Partnership II-G.

 4.71 Second Amendment to Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-G, filed as
         Exhibit 4.57 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.72 Third Amendment to Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.58 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*4.73 Fourth Amendment to Certificate of Limited Partnership dated November 21, 2003, for the Geodyne Energy Income Limited Partnership II-G.

 4.74 Agreement and Certificate of Limited Partnership dated May 17, 1989 for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit
         4.59 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.75 Certificate of Limited Partnership dated May 17, 1989, for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.60 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.76 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 25, 1993 for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.61 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.77 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.62 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.78 Third Amendment to Agreement and Certificate of Limited Partnership dated August 31, 1995 for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.63 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.79 Fourth Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.64 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.80 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-H, filed as Exhibit 4.65 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*4.81    Sixth  Amendment to Agreement and  Certificate  of Limited  Partnership
         dated  November  18,  2003  for  the   Geodyne  Energy  Income  Limited
         Partnership II-H.

 4.82 Second Amendment to Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-H, filed as
         Exhibit 4.66 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.83 Third Amendment to Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.67 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*4.84 Fourth Amendment to Certificate of Limited Partnership dated November 21, 2003, for the Geodyne Energy Income Limited Partnership II-H.

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

*10.5 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-A.

 10.6 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-B, filed as Exhibit 10.5 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.7 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-B, filed as Exhibit 10.6 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.8 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-B, filed as Exhibit 10.7 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.9 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-B, filed as Exhibit 10.8 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*10.10 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-B.

 10.11 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-C, filed as Exhibit 10.9 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.12 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-C, filed as Exhibit 10.10 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.13 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-C, filed as Exhibit 10.11 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.14 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-C, filed as Exhibit 10.12 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*10.15 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-C.

 10.16 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-D, filed as Exhibit 10.13 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.17 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-D, filed as Exhibit 10.14 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.18 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-D, filed as Exhibit 10.15 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.19 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-D, filed as Exhibit 10.16 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*10.20 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-D.

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

*10.25 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-E.

 10.26 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-F, filed as Exhibit 10.21 to Annual Report on Form 10-K405 for period ended

         December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.27 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-F, filed as Exhibit 10.22 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.28 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-F, filed as Exhibit 10.23 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.29 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-F, filed as Exhibit 10.24 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*10.30 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-F.

 10.31 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-G, filed as Exhibit 10.25 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.32 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-G, filed as Exhibit 10.26 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.33 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-G, filed as Exhibit 10.27 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.34 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-G, filed as Exhibit 10.28 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*10.35 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-G.

 10.36 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-H, filed as Exhibit 10.29 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.37 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-H, filed as Exhibit 10.30 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.38 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-H, filed as Exhibit 10.31 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.39 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-H, filed as Exhibit 10.32 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*10.40 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-H.

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

*23.5 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-E.

*23.6 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-F.

*23.7 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-G.

*23.8 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-H.

*31.1 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-A.

*31.2 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-A.

*31.3 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-B.

*31.4 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-B.

*31.5 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-C.

*31.6 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-C.

*31.7 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-D.

*31.8 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-D.

*31.9 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-E.

*31.10 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-E.

*31.11 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-F.

*31.12 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-F.

*31.13 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-G.

*31.14 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-G.

*31.15 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-H.

*31.16 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-H.

*32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-A.

*32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-B.

*32.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-C.

*32.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-D.

*32.5 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-E.

*32.6 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-F.

*32.7 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-G.

*32.8 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-H.

         All other Exhibits are omitted as inapplicable.

         ----------

        *Filed herewith.