Form 10-Q
period 2004-03-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP II A; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-E; GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-G; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-H
filed 2004-05-14
CIK 824894, 826345, 833054, 833526, 842881, 850506, 851724, 854062

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

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
                        Yes     X               No
                            ------                    ------
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                        Yes                     No     X
                            ------                    ------

                        PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                               March 31,       December 31,
                                                 2004              2003
                                              ------------     ------------
CURRENT ASSETS:
   Cash and cash equivalents                   $1,279,590       $1,428,609
   Accounts receivable:
      Oil and gas sales                           844,723          761,616
                                               ----------       ----------
        Total current assets                   $2,124,313       $2,190,225

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                2,194,917        2,232,731

DEFERRED CHARGE                                   650,100          650,100
                                               ----------       ----------
                                               $4,969,330       $5,073,056
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  186,724       $  264,588
   Accrued liability - other (Note 1)              26,672           26,672
   Gas imbalance payable                           91,463           91,463
   Asset retirement obligation -
      current                                      12,096            9,874
                                               ----------       ----------
        Total current liabilities              $  316,955       $  392,597

LONG-TERM LIABILITIES:
   Accrued liability                           $  207,595       $  207,595
   Asset retirement obligation
      (Note 1)                                    268,210          268,040
                                               ----------       ----------
        Total long-term liabilities            $  475,805       $  475,635

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  214,062)     ($  232,071)
   Limited Partners, issued and
      outstanding, 484,283 units                4,390,632        4,436,895
                                               ----------       ----------
        Total Partners' capital                $4,176,570       $4,204,824
                                               ----------       ----------
                                               $4,969,330       $5,073,056
                                               ==========       ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                                 2004              2003
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,329,152        $1,475,057
   Interest income                                 1,173             1,445
                                              ----------        ----------
                                              $1,330,325        $1,476,502

COSTS AND EXPENSES:
   Lease operating                            $  276,344        $  275,970
   Production tax                                 79,601            97,535
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  47,582            58,504
   General and administrative
      (Note 2)                                   142,462           145,218
                                              ----------        ----------
                                              $  545,989        $  577,227
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $  784,336        $  899,275

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -             5,849
                                              ----------        ----------

NET INCOME                                    $  784,336        $  905,124
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   82,599        $   95,107
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  701,737        $  810,017
                                              ==========        ==========
NET INCOME per unit                           $     1.45        $     1.67
                                              ==========        ==========
UNITS OUTSTANDING                                484,283           484,283
                                              ==========        ==========










         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)


                                                   2004           2003
                                               ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $  784,336      $905,124
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                             -     (   5,849)
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  47,582        58,504
      Increase in accounts receivable -
        oil and gas sales                      (    83,107)    ( 350,048)
      Decrease in accounts payable             (    82,509)    (  63,676)
                                                ----------      --------
Net cash provided by operating
   activities                                   $  666,302      $544,055
                                                ----------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($    3,208)    ($ 27,898)
   Proceeds from sale of oil and
      gas properties                                   477         3,399
                                                ----------      --------
Net cash used by investing activities          ($    2,731)    ($ 24,499)
                                                ----------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($  812,590)    ($401,570)
                                                ----------      --------
Net cash used by financing activities          ($  812,590)    ($401,570)
                                                ----------      --------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($  149,019)     $117,986

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           1,428,609       794,035
                                                ----------      --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $1,279,590      $912,021
                                                ==========      ========







         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 2004              2003
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  895,894        $  933,790
   Accounts receivable:
      Oil and gas sales                          606,519           546,637
                                              ----------        ----------
        Total current assets                  $1,502,413        $1,480,427

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,651,771         1,683,184

DEFERRED CHARGE                                  238,135           238,135
                                              ----------        ----------
                                              $3,392,319        $3,401,746
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  131,497        $  154,705
   Gas imbalance payable                          47,276            47,276
   Asset retirement obligation -
      current                                     13,086            13,046
                                              ----------        ----------
        Total current liabilities             $  191,859        $  215,027

LONG-TERM LIABILITIES:
   Accrued liability                          $   48,773        $   48,773
   Asset retirement obligation
      (Note 1)                                   190,787           189,095
                                              ----------        ----------
        Total long-term liabilities           $  239,560        $  237,868

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  245,706)      ($  254,807)
   Limited Partners, issued and
      outstanding, 361,719 units               3,206,606         3,203,658
                                              ----------        ----------
        Total Partners' capital               $2,960,900        $2,948,851
                                              ----------        ----------
                                              $3,392,319        $3,401,746
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                                2004               2003
                                              --------          ----------

REVENUES:
   Oil and gas sales                          $967,481          $1,023,483
   Interest income                                 805                 926
                                              --------          ----------
                                              $968,286          $1,024,409

COSTS AND EXPENSES:
   Lease operating                            $197,551          $  168,761
   Production tax                               67,349              75,065
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                33,431              39,712
   General and administrative
      (Note 2)                                 107,870             111,177
                                              --------          ----------
                                              $406,201          $  394,715
                                              --------          ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $562,085          $  629,694

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                          -                4,347
                                              --------          ----------

NET INCOME                                    $562,085          $  634,041
                                              ========          ==========
GENERAL PARTNER - NET INCOME                  $ 59,137          $   66,494
                                              ========          ==========
LIMITED PARTNERS - NET INCOME                 $502,948          $  567,547
                                              ========          ==========
NET INCOME per unit                           $   1.39          $     1.57
                                              ========          ==========
UNITS OUTSTANDING                              361,719             361,719
                                              ========          ==========









         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                                   2004             2003
                                                ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $562,085         $634,041
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                            -        (   4,347)
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 33,431           39,712
      Increase in accounts receivable -
        oil and gas sales                       (  59,882)       ( 210,089)
      Decrease in accounts payable              (  24,257)       (  36,787)
                                                 --------         --------
Net cash provided by operating
   activities                                    $511,377         $422,530
                                                 --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of oil and gas
      properties                                 $    763         $  3,190
                                                 --------         --------
Net cash provided by investing
   activities                                    $    763         $  3,190
                                                 --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($550,036)       ($256,887)
                                                 --------         --------
Net cash used by financing activities           ($550,036)       ($256,887)
                                                 --------         --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             ($ 37,896)        $168,833

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            933,790          478,067
                                                 --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $895,894         $646,900
                                                 ========         ========





         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                March 31,      December 31,
                                                  2004             2003
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  433,817       $  467,560
   Accounts receivable:
      Oil and gas sales                           296,224          267,786
                                               ----------       ----------
        Total current assets                   $  730,041       $  735,346

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  768,041          786,821

DEFERRED CHARGE                                   123,244          123,244
                                               ----------       ----------
                                               $1,621,326       $1,645,411
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   61,794       $   69,889
   Gas imbalance payable                           25,952           25,952
   Asset retirement obligation -
      current                                       8,775            8,575
                                               ----------       ----------
        Total current liabilities              $   96,521       $  104,416

LONG-TERM LIABILITIES:
   Accrued Liability                           $   35,434       $   35,434
   Asset retirement obligation
      (Note 1)                                     63,112           62,598
                                               ----------       ----------
        Total long-term liabilities            $   98,546       $   98,032

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  102,781)     ($  106,418)
   Limited Partners, issued and
      outstanding, 154,621 units                1,529,040        1,549,381
                                               ----------       ----------
        Total Partners' capital                $1,426,259       $1,442,963
                                               ----------       ----------
                                               $1,621,326       $1,645,411
                                               ==========       ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                                2004              2003
                                              --------          --------

REVENUES:
   Oil and gas sales                          $481,020          $523,234
   Interest income                                 391               477
                                              --------          --------
                                              $481,411          $523,711

COSTS AND EXPENSES:
   Lease operating                            $ 93,926          $ 76,543
   Production tax                               35,997            40,340
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                19,423            23,927
   General and administrative
      (Note 2)                                  49,434            53,667
                                              --------          --------
                                              $198,780          $194,477
                                              --------          --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $282,631          $329,234

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                           -                74
                                              --------          --------

NET INCOME                                    $282,631          $329,308
                                              ========          ========
GENERAL PARTNER - NET INCOME                  $ 29,972          $ 35,030
                                              ========          ========
LIMITED PARTNERS - NET INCOME                 $252,659          $294,278
                                              ========          ========
NET INCOME per unit                           $   1.63          $   1.90
                                              ========          ========
UNITS OUTSTANDING                              154,621           154,621
                                              ========          ========










         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)


                                                   2004           2003
                                                ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $282,631       $329,308
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                            -      (      74)
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 19,423         23,927
      Increase in accounts receivable -
        oil and gas sales                       (  28,438)     ( 114,331)
      Decrease in accounts payable              (   8,351)     (   7,164)
                                                 --------       --------
Net cash provided by operating
   activities                                    $265,265       $231,666
                                                 --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                          $      -      ($    107)
   Proceeds from sale of oil and
      gas properties                                  327          1,347
                                                 --------       --------
Net cash provided by investing
   activities                                    $    327       $  1,240
                                                 --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($299,335)     ($143,108)
                                                 --------       --------
Net cash used by financing
   activities                                   ($299,335)     ($143,108)
                                                 --------       --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             ($ 33,743)      $ 89,798

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            467,560        250,767
                                                 --------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $433,817       $340,565
                                                 ========       ========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                March 31,      December 31,
                                                  2004             2003
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  882,879       $  908,655
   Accounts receivable:
      Oil and gas sales                           651,367          559,179
                                               ----------       ----------
        Total current assets                   $1,534,246       $1,467,834

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,470,807        1,539,915

DEFERRED CHARGE                                   352,392          352,392
                                               ----------       ----------
                                               $3,357,445       $3,360,141
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  132,140       $  167,028
   Gas imbalance payable                           43,698           43,698
   Asset retirement obligation -
      Current                                      20,351           17,137
                                               ----------       ----------
        Total current liabilities              $  196,189       $  227,863

LONG-TERM LIABILITIES:
   Accrued liability                           $   98,630       $   98,630
   Asset retirement obligation
      (Note 1)                                    167,528          168,853
                                               ----------       ----------
        Total long-term liabilities            $  266,158       $  267,483

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  182,548)     ($  190,287)
   Limited Partners, issued and
      outstanding, 314,878 units                3,077,646        3,055,082
                                               ----------       ----------
        Total Partners' capital                $2,895,098       $2,864,795
                                               ----------       ----------
                                               $3,357,445       $3,360,141
                                               ==========       ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                                 2004              2003
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,070,883        $1,042,708
   Interest income                                   817               852
                                              ----------        ----------
                                              $1,071,700        $1,043,560

COSTS AND EXPENSES:
   Lease operating                            $  195,585        $  161,695
   Production tax                                 70,753            70,261
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  68,841            81,382
   General and administrative
      (Note 2)                                    94,657            98,173
                                              ----------        ----------
                                              $  429,836        $  411,511
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $  641,864        $  632,049

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -       (     2,344)
                                              ----------        ----------

NET INCOME                                    $  641,864        $  629,705
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   70,300        $   70,421
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  571,564        $  559,284
                                              ==========        ==========
NET INCOME per unit                           $     1.82        $     1.78
                                              ==========        ==========
UNITS OUTSTANDING                                314,878           314,878
                                              ==========        ==========










         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)


                                                   2004           2003
                                                ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $641,864       $629,705
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Cumulative effect of change in
       accounting for asset retirement
       obligations (Note 1)                             -          2,344
     Depreciation, depletion, and
       amortization of oil and gas
       properties                                  68,841         81,382
     Increase in accounts receivable -
      oil and gas sales                         (  92,188)     ( 233,514)
     Increase in accounts payable               (  32,745)     (  51,414)
                                                 --------       --------
Net cash provided by operating
   activities                                    $585,772       $428,503
                                                 --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                          $      -      ($  3,862)
   Proceeds from sale of oil and gas
     properties                                        13              -
                                                 --------       --------
Net cash provided (used) by investing
   activities                                    $     13      ($  3,862)
                                                 --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($611,561)     ($376,415)
                                                 --------       --------
Net cash used by financing activities           ($611,561)     ($376,415)
                                                 --------       --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             ($ 25,776)      $ 48,226

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            908,655        561,177
                                                 --------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $882,879       $609,403
                                                 ========       ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 2004              2003
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  631,131        $  638,668
   Accounts receivable:
      Oil and gas sales                          417,667           363,426
                                              ----------        ----------
        Total current assets                  $1,048,798        $1,002,094

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,269,844         1,412,445

DEFERRED CHARGE                                  207,890           207,890
                                              ----------        ----------
                                              $2,526,532        $2,622,429
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   67,708        $   82,154
   Gas imbalance payable                          43,424            43,424
   Asset retirement obligation -
      current                                      3,391             2,397
                                              ----------        ----------
        Total current liabilities             $  114,523        $  127,975

LONG-TERM LIABILITIES:
   Accrued liability                          $    8,153        $    8,153
   Asset retirement obligation
      (Note 1)                                    95,944            95,923
                                              ----------        ----------
        Total long-term liabilities           $  104,097        $  104,076

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  121,175)      ($  129,173)
   Limited Partners, issued and
      outstanding, 228,821 units               2,429,087         2,519,551
                                              ----------        ----------
        Total Partners' capital               $2,307,912        $2,390,378
                                              ----------        ----------
                                              $2,526,532        $2,622,429
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                                2004              2003
                                              --------          --------

REVENUES:
   Oil and gas sales                          $701,330          $752,681
   Interest income                                 555               712
                                              --------          --------
                                              $701,885          $753,393

COSTS AND EXPENSES:
   Lease operating                            $109,761          $140,041
   Production tax                               50,156            48,202
   Depreciation, depletion, and
      amortization of oil and gas
      properties                               147,592            35,461
   General and administrative
      (Note 2)                                  71,305            74,273
                                              --------          --------
                                              $378,814          $297,977
                                              --------          --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $323,071          $455,416

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                           -             3,090
                                              --------          --------

NET INCOME                                    $323,071          $458,506
                                              ========          ========
GENERAL PARTNER - NET INCOME                  $ 45,535          $ 48,693
                                              ========          ========
LIMITED PARTNERS - NET INCOME                 $277,536          $409,813
                                              ========          ========
NET INCOME per unit                           $   1.21          $   1.79
                                              ========          ========
UNITS OUTSTANDING                              228,821           228,821
                                              ========          ========










         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)


                                                 2004             2003
                                              ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $323,071         $458,506
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                          -        (   3,090)
      Depreciation, depletion, and
        amortization of oil and gas
        properties                              147,592           35,461
      Increase in accounts receivable -
        oil and gas sales                     (  54,241)       ( 157,218)
      Decrease in accounts payable            (  14,494)       (   8,837)
                                               --------         --------
Net cash provided by operating
   activities                                  $401,928         $324,822
                                               --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($  3,928)       ($  3,590)
   Proceeds from the sale of oil and
      gas properties                                  -              102
                                               --------         --------
Net cash used by investing activities         ($  3,928)       ($  3,488)
                                               --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($405,537)       ($263,799)
                                               --------         --------
Net cash used by financing activities         ($405,537)       ($263,799)
                                               --------         --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           ($  7,537)        $ 57,535

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          638,668          388,042
                                               --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $631,131         $445,577
                                               ========         ========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                March 31,      December 31,
                                                  2004             2003
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  656,336       $  604,369
   Accounts receivable:
      Oil and gas sales                           415,343          354,719
                                               ----------       ----------
        Total current assets                   $1,071,679       $  959,088

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,288,106        1,318,881

DEFERRED CHARGE                                    32,899           32,899
                                               ----------       ----------
                                               $2,392,684       $2,310,868
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   53,920       $   66,133
   Gas imbalance payable                            3,555            3,555
   Asset retirement obligation -
      current                                       4,823            4,566
                                               ----------       ----------
        Total current liabilities              $   62,298       $   74,254

LONG-TERM LIABILITIES:
   Accrued liability                           $   16,945       $   16,945
   Asset retirement obligation
      (Note 1)                                     94,406           93,600
                                               ----------       ----------
        Total long-term liabilities            $  111,351       $  110,545

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   79,190)     ($   91,417)
   Limited Partners, issued and
      outstanding, 171,400 Units                2,298,225        2,217,486
                                               ----------       ----------
        Total Partners' capital                $2,219,035       $2,126,069
                                               ----------       ----------
                                               $2,392,684       $2,310,868
                                               ==========       ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                                  2004              2003
                                                --------          --------

REVENUES:
   Oil and gas sales                            $782,910          $740,717
   Interest income                                   552               769
   Gain on sale of oil and gas
      properties                                   1,137                 -
                                                --------          --------
                                                $784,599          $741,486

COSTS AND EXPENSES:
   Lease operating                              $ 87,218          $123,347
   Production tax                                 51,035            46,614
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  32,482            42,288
   General and administrative
      (Note 2)                                    54,300            58,551
                                                --------          --------
                                                $225,035          $270,800
                                                --------          --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                         $559,564          $470,686

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -             4,938
                                                --------          --------

NET INCOME                                      $559,564          $475,624
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 58,825          $ 50,847
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $500,739          $424,777
                                                ========          ========
NET INCOME per Unit                             $   2.92          $   2.48
                                                ========          ========
UNITS OUTSTANDING                                171,400           171,400
                                                ========          ========








         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                                   2004           2003
                                                -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $559,564       $475,624
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                            -      (   4,938)
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 32,482         42,288
      Gain on sale of oil and gas
        Properties                              (   1,137)             -
      Increase in accounts receivable -
        oil and gas sales                       (  60,624)     ( 151,666)
      Decrease in accounts payable              (  12,682)     (   3,961)
                                                 --------       --------
Net cash provided by operating
   activities                                    $517,603       $357,347
                                                 --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                          $      -      ($ 13,697)
   Proceeds from sale of oil and
      gas properties                                  962          1,007
                                                 --------       --------
Net cash provided (used) by
   investing activities                          $    962      ($ 12,690)
                                                 --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($466,598)     ($352,575)
                                                 --------       --------
Net cash used by financing
   activities                                   ($466,598)     ($352,575)
                                                 --------       --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                              $ 51,967      ($  7,918)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            604,369        453,233
                                                 --------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $656,336       $445,315
                                                 ========       ========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                March 31,      December 31,
                                                  2004             2003
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $1,403,466       $1,284,869
   Accounts receivable:
      Oil and gas sales                           880,361          752,979
                                               ----------       ----------
        Total current assets                   $2,283,827       $2,037,848

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                2,774,598        2,841,346

DEFERRED CHARGE                                    71,238           71,238
                                               ----------       ----------
                                               $5,129,663       $4,950,432
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  114,538       $  139,590
   Gas imbalance payable                           10,091           10,091
   Asset retirement obligation -
      current                                      10,619           10,082
                                               ----------       ----------
        Total current liabilities              $  135,248       $  159,763

LONG-TERM LIABILITIES:
   Accrued liability                           $   31,668       $   31,668
   Asset retirement obligation
      (Note 1)                                    201,389          199,686
                                               ----------       ----------
        Total long-term liabilities            $  233,057       $  231,354

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   61,567)     ($   87,509)
   Limited Partners, issued and
      outstanding, 372,189 Units                4,822,925        4,646,824
                                               ----------       ----------
        Total Partners' capital                $4,761,358       $4,559,315
                                               ----------       ----------
                                               $5,129,663       $4,950,432
                                               ==========       ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                                 2004              2003
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,662,197        $1,568,853
   Interest income                                 1,181             1,649
   Gain on sale of oil and gas
      properties                                   2,449                 -
                                              ----------        ----------
                                              $1,665,827        $1,570,502

COSTS AND EXPENSES:
   Lease operating                            $  186,492        $  262,449
   Production tax                                108,805            99,041
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  70,333            90,117
   General and administrative
      (Note 2)                                   110,961           114,313
                                              ----------        ----------
                                              $  476,591        $  565,920
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $1,189,236        $1,004,582

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -            10,247
                                              ----------        ----------

NET INCOME                                    $1,189,236        $1,014,829
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  125,135        $  108,506
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,064,101        $  906,323
                                              ==========        ==========
NET INCOME per Unit                           $     2.86        $     2.44
                                              ==========        ==========
UNITS OUTSTANDING                                372,189           372,189
                                              ==========        ==========








         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                                   2004            2003
                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,189,236      $1,014,829
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of changes in
        accounting for asset retirement
        obligations (Note 1)                             -     (    10,247)
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  70,333          90,117
      Gain on sale of oil and gas
        properties                             (     2,449)              -
      Increase in accounts receivable -
        oil and gas sales                      (   127,382)    (   322,036)
      Decrease in accounts payable             (    26,032)    (    18,469)
                                                ----------      ----------
Net cash provided by operating
   activities                                   $1,103,706      $  754,194
                                                ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         $        -     ($   28,646)
   Proceeds from sale of oil and
      gas properties                                 2,084           2,291
                                                ----------      ----------
Net cash provided (used) by investing
   activities                                   $    2,084     ($   26,355)
                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($  987,193)    ($  743,806)
                                                ----------      ----------
Net cash used by financing activities          ($  987,193)    ($  743,806)
                                                ----------      ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $  118,597     ($   15,967)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           1,284,869         959,481
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $1,403,466      $  943,514
                                                ==========      ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                March 31,      December 31,
                                                  2004             2003
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  331,526       $  305,096
   Accounts receivable:
      Oil and gas sales                           209,359          179,434
                                               ----------       ----------
        Total current assets                   $  540,885       $  484,530

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  657,054          673,170

DEFERRED CHARGE                                    18,580           18,580
                                               ----------       ----------
                                               $1,216,519       $1,176,280
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   28,423       $   34,033
   Asset retirement obligation -
      current                                       2,651            2,522
                                               ----------       ----------
        Total current liabilities              $   31,074       $   36,555

LONG-TERM LIABILITIES:
   Accrued liability                           $   10,035       $   10,035
   Asset retirement obligation
      (Note 1)                                     49,278           48,857
                                               ----------       ----------
        Total long-term liabilities            $   59,313       $   58,892

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   44,841)     ($   51,046)
   Limited Partners, issued and
      outstanding, 91,711 Units                 1,170,973        1,131,879
                                               ----------       ----------
        Total Partners' capital                $1,126,132       $1,080,833
                                               ----------       ----------
                                               $1,216,519       $1,176,280
                                               ==========       ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                                  2004              2003
                                                --------          --------

REVENUES:
   Oil and gas sales                            $396,233          $371,008
   Interest income                                   312               367
   Gain on sale of oil and gas
      properties                                     612                 -
                                                --------          --------
                                                $397,157          $371,375

COSTS AND EXPENSES:
   Lease operating                              $ 44,919          $ 62,649
   Production tax                                 26,131            23,542
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  16,977            21,051
   General and administrative
      (Note 2)                                    31,807            36,416
                                                --------          --------
                                                $119,834          $143,658
                                                --------          --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                         $277,323          $227,717

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -             2,536
                                                --------          --------

NET INCOME                                      $277,323          $230,253
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 29,229          $ 24,655
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $248,094          $205,598
                                                ========          ========
NET INCOME per Unit                             $   2.71          $   2.24
                                                ========          ========
UNITS OUTSTANDING                                 91,711            91,711
                                                ========          ========








         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                                    2004             2003
                                                 ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $277,323         $230,253
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                              -       (   2,536)
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  16,977           21,051
      Gain on sale of oil and gas
        Properties                               (     612)               -
      Increase in accounts receivable -
        oil and gas sales                        (  29,925)       (  76,219)
      Increase (decrease) in accounts
        payable                                  (   5,837)           1,247
                                                  --------         --------
Net cash provided by operating
   activities                                     $257,926         $173,796
                                                  --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                           $      -        ($  6,627)
   Proceeds from sale of oil and
      Gas properties                                   528              609
                                                  --------         --------

Net cash provided (used) by investing
   activities                                     $    528        ($  6,018)
                                                  --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                            ($232,024)       ($173,273)
                                                  --------         --------
Net cash used by financing activities            ($232,024)       ($173,273)
                                                  --------         --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                               $ 26,430        ($  5,495)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             305,096          224,669
                                                  --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $331,526         $219,174
                                                  ========         ========

         The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
             CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of March 31, 2004, combined statements of operations for the three months ended March 31, 2004 and 2003, and combined statements of cash flows for the three months ended March 31, 2004 and 2003 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a
      "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at March 31, 2004, the combined results of operations for the three months ended March 31, 2004 and 2003, and the combined cash flows for the three months ended March 31, 2004 and 2003.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2003. The results of operations for the period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

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


      ACCRUED LIABILITY - OTHER
      -------------------------

      The Accrued Liability - Other at March 31, 2004 and December 31, 2003 for the II-A Partnership represents a charge accrued for the payment of a judgment related to plugging liabilities, which judgment is currently under appeal.

      ASSET RETIREMENT OBLIGATIONS
      ----------------------------

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

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the three months ended March 31, 2004, the II-A, II-B, II-C, II-D, II-E, II-F, II-G, and II-H Partnerships recognized approximately $3,000, $2,000, $1,000, $2,000, $2,000, $1,000, $2,000, and $1,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.

      The components of the change in asset retirement obligations for the three months ended March 31, 2004 and 2003 are as shown below.

                                II-A Partnership
                                ----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               3/31/2004         3/31/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $277,914          $286,238
      Accretion Expense                            2,392             2,802
                                                --------          --------
      Total Asset Retirement,
         Obligation, End of Quarter             $280,306          $289,040
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 12,096          $      -
      Asset Retirement Obligation -
         Long-Term                               268,210           289,040


                                II-B Partnership
                                ----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               3/31/2004         3/31/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $202,141          $208,259
      Accretion Expense                            1,732             2,056
                                                --------          --------
      Total Asset Retirement,
         Obligation, End of Quarter             $203,873          $210,315
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 13,086          $      -
      Asset Retirement Obligation -
         Long-Term                               190,787           210,315

                                II-C Partnership
                                ----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               3/31/2004         3/31/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                   $71,173           $68,318
      Accretion Expense                              714               759
                                                 -------           -------
      Total Asset Retirement,
         Obligation, End of Quarter              $71,887           $69,077
                                                 =======           =======
      Asset Retirement Obligation -
         Current                                 $ 8,775           $     -
      Asset Retirement Obligation -
         Long-Term                                63,112            69,077


                                II-D Partnership
                                ----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               3/31/2004         3/31/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $185,990          $182,622
      Accretion Expense                            1,889             2,010
                                                --------          --------
      Total Asset Retirement,
         Obligation, End of Quarter             $187,879          $184,632
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 20,351          $      -
      Asset Retirement Obligation -
         Long-Term                               167,528           184,632

                                II-E Partnership
                                ----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               3/31/2004         3/31/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                   $98,320           $95,050
      Accretion Expense                            1,015             1,036
                                                 -------           -------
      Total Asset Retirement,
         Obligation, End of Quarter              $99,335           $96,086
                                                 =======           =======
      Asset Retirement Obligation -
         Current                                 $ 3,391           $     -
      Asset Retirement Obligation -
         Long-Term                                95,944            96,086


                                II-F Partnership
                                ----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               3/31/2004         3/31/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                   $98,166           $96,226
      Accretion Expense                            1,063             1,093
                                                 -------           -------
      Total Asset Retirement,
         Obligation, End of Quarter              $99,229           $97,319
                                                 =======           =======
      Asset Retirement Obligation -
         Current                                 $ 4,823           $     -
      Asset Retirement Obligation -
         Long-Term                                94,406            97,319

                                II-G Partnership
                                ----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               3/31/2004         3/31/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $209,768          $207,505
      Accretion Expense                            2,240             2,337
                                                --------          --------
      Total Asset Retirement,
         Obligation, End of Quarter             $212,008          $209,842
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 10,619          $      -
      Asset Retirement Obligation -
         Long-Term                               201,389           209,842


                                II-H Partnership
                                ----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               3/31/2004        3/31/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $ 51,379          $ 50,790
      Accretion Expense                              550               580
                                                --------          --------
      Total Asset Retirement,
         Obligation, End of Quarter             $ 51,929          $ 51,370
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  2,651          $      -
      Asset Retirement Obligation -
         Long-Term                                49,278            51,370


2. TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended March 31, 2004, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        ------------------        --------------
               II-A                  $15,019                $127,443
               II-B                   12,680                  95,190
               II-C                    8,745                  40,689
               II-D                   11,794                  82,863
               II-E                   11,089                  60,216
               II-F                    9,195                  45,105
               II-G                   13,017                  97,944
               II-H                    7,672                  24,135

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 2004 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures for new wells or well recompletions or workovers, however, may reduce or eliminate cash available for a particular quarterly distribution.

      The Partnerships would have terminated on December 31, 2001 in accordance with the partnership agreements for the Partnerships. However, such partnership agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their second two-year extension thereby extending their termination date to December 31, 2005. As of the date of this Quarterly Report, the General Partner has not yet determined whether to further extend the term of any Partnership.

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

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the three months ended March 31, 2004, the II-A, II-B, II-C, II-D, II-E, II-F, II-G, and II-H Partnerships recognized approximately $3,000, $2,000, $1,000, $2,000, $2,000, $1,000, $2,000, and $1,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.


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

                                II-A Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003             578,339        6,602,791
         Production                             ( 17,623)      (  162,681)
         Extensions and discoveries                3,093            1,740
         Revisions of previous
            estimates                             25,662           16,575
                                                 -------        ---------

      Proved reserves, March 31, 2004            589,471        6,458,425
                                                 =======        =========



                                II-B Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003             450,386        5,031,097
         Production                             ( 11,835)      (  124,571)
         Extensions and discoveries                    -               99
         Revisions of previous
            estimates                             16,479       (      787)
                                                 -------        ---------

      Proved reserves, March 31, 2004            455,030        4,905,838
                                                 =======        =========

                                II-C Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003             166,878        3,471,332
         Production                             (  4,506)      (   72,221)
         Revisions of previous
            estimates                              3,589            2,730
                                                 -------        ---------

      Proved reserves, March 31, 2004            165,961        3,401,841
                                                 =======        =========


                                II-D Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003             205,493        8,820,151
         Production                             (  7,389)      (  173,189)
         Revisions of previous
            estimates                              6,907       (   94,156)
                                                 -------        ---------

      Proved reserves, March 31, 2004            205,011        8,552,806
                                                 =======        =========


                                II-E Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003             185,726        4,993,342
         Production                             (  5,116)      (  113,320)
         Revisions of previous
            estimates                              1,450       (  101,967)
                                                 -------        ---------

      Proved reserves, March 31, 2004            182,060        4,778,055
                                                 =======        =========

                                II-F Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003             294,371        3,805,394
         Production                             (  7,519)      (  123,018)
         Sale of minerals in place              (     63)               -
         Revisions of previous
            estimates                           (  4,418)      (    7,353)
                                                 -------        ---------

      Proved reserves, March 31, 2004            282,371        3,675,023
                                                 =======        =========

                                II-G Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003             618,052        8,180,541
         Production                             ( 15,750)      (  262,468)
         Sale of minerals in place              (    134)               -
         Revisions of previous
            estimates                           (  9,228)      (   14,416)
                                                 -------        ---------

      Proved reserves, March 31, 2004            592,940        7,903,657
                                                 =======        =========


                                II-H Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003             144,069        1,990,234
         Production                             (  3,652)      (   63,116)
         Sale of minerals in place              (     35)               -
         Revisions of previous
            estimates                           (  2,142)      (    2,552)
                                                 -------        ---------

      Proved reserves, March 31, 2004            138,240        1,924,566
                                                 =======        =========

<


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

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of March 31, 2004 and December 31, 2003. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the gas prices in effect on the dates corresponding to the reserve valuations. Changes in the oil and gas prices cause the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to March 31, 2004. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at March 31, 2004 will actually be realized for such production.

                                    Net Present Value of Reserves
                               ----------------------------------------
      Partnership                      3/31/04           12/31/03
      -----------                   -----------         -----------
         II-A                       $20,313,454         $20,047,342
         II-B                        14,949,817          15,115,632
         II-C                         9,577,982           9,758,125
         II-D                        21,350,681          21,844,999
         II-E                        12,187,913          12,587,969
         II-F                        11,523,515          11,765,661
         II-G                        25,027,012          25,544,825
         II-H                         5,898,194           6,022,844

                                           Oil and Gas Prices
                               -----------------------------------------
        Pricing                        3/31/04           12/31/03
      -----------                    ----------         -----------
      Oil (Bbl)                      $    32.50         $     29.25
      Gas (Mcf)                            5.63                5.77

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

      II-A PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   2004             2003
                                                ----------       ----------
      Oil and gas sales                         $1,329,152       $1,475,057
      Oil and gas production expenses           $  355,945       $  373,505
      Barrels produced                              17,623           16,246
      Mcf produced                                 162,681          182,843
      Average price/Bbl                         $    31.20       $    30.01
      Average price/Mcf                         $     4.79       $     5.40

      As shown in the table above, total oil and gas sales decreased $145,905 (9.9%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Of this decrease, approximately (i) $109,000 was related to a decrease in volumes of gas sold and (ii) $99,000 was related to a decrease in the average price of gas sold. These decreases were partially offset by increases of approximately (i) $41,000 related to an increase in volumes of oil sold and (ii) $21,000 related to an increase in the average price of oil sold. Volumes of oil sold increased 1,377 barrels, while volumes of gas sold decreased 20,162 Mcf for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The decrease in volumes of gas sold was primarily due to normal declines in production. Average oil prices increased to $31.20 per barrel for the three months ended March 31, 2004 from $30.01 per barrel for the three months ended March 31, 2003. Average gas prices decreased to $4.79 per Mcf for the three months ended March 31, 2004 from $5.40 per Mcf for the three months ended March 31, 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $17,560 (4.7%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. As a percentage of oil and gas sales, these expenses increased to 26.8% for the three months ended March 31, 2004 from 25.3% for the three months ended March 31, 2003.

      Depreciation, depletion, and amortization of oil and gas properties decreased $10,922 (18.7%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at March 31, 2004 as compared to March 31, 2003. As a percentage of oil and gas sales, this expense decreased to 3.6% for the three months ended March 31, 2004 from 4.0% for the three months ended March 31, 2003. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses decreased $2,756 (1.9%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. As a percentage of oil and gas sales, these expenses increased to 10.7% for the three months ended March 31, 2004 from 9.8% for the three months ended March 31, 2003.

      The Limited  Partners have received cash  distributions  through March 31,
      2004  totaling   $58,740,357  or  121.29%  of  Limited  Partners'  capital
      contributions.

      II-B PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                  2004              2003
                                                --------         ----------
      Oil and gas sales                         $967,481         $1,023,483
      Oil and gas production expenses           $264,900         $  243,826
      Barrels produced                            11,835             10,041
      Mcf produced                               124,571            137,522
      Average price/Bbl                         $  32.51         $    30.27
      Average price/Mcf                         $   4.68         $     5.23

      As shown in the table above, total oil and gas sales decreased $56,002 (5.5%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Of this decrease, approximately (i) $69,000 was related to a decrease in the average price of gas sold and (ii) $68,000 was related to a decrease in volumes of gas sold. These decreases were partially offset by increases of approximately (i) $54,000 related to an increase in volumes of oil sold and (ii) $27,000 related to an increase in the average price of oil sold. Volumes of oil sold increased 1,794 barrels, while volumes of gas sold decreased 12,951 Mcf for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The increase in volumes of oil sold was primarily due to an increase in production on one significant well due to the successful workover of that well during mid 2003. Average oil prices increased to $32.51 per barrel for the three months ended March 31, 2004 from $30.27 per barrel for the three months ended March 31, 2003. Average gas prices decreased to $4.68 per Mcf for the three months ended March 31, 2004 from $5.23 per Mcf for the three months ended March 31, 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $21,074 (8.6%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. This increase was primarily due to (i) workover expenses incurred on one significant well during the three months ended March 31, 2004 and (ii) an increase in salt water disposal expenses on another significant well for the three months ended March

      31, 2004 as compared to the three months ended March 31, 2003. These increases were partially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 27.4% for the three months ended March 31, 2004 from 23.8% for the three months ended March 31, 2003. This percentage increase was primarily due to (i) the dollar increase in oil and gas production expenses and (ii) the decrease in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $6,281 (15.8%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at March 31, 2004 as compared to March 31, 2003. As a percentage of oil and gas sales, this expense decreased to 3.5% for the three months ended March 31, 2004 from 3.9% for the three months ended March 31, 2003. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $3,307 (3.0%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. As a percentage of oil and gas sales, these expenses increased to 11.1% for the three months ended March 31, 2004 from 10.9% for the three months ended March 31, 2003.

      The Limited  Partners have received cash  distributions  through March 31,
      2004  totaling   $42,228,916  or  116.75%  of  Limited  Partners'  capital
      contributions.

      II-C PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    2004             2003
                                                  --------         --------
      Oil and gas sales                           $481,020         $523,234
      Oil and gas production expenses             $129,923         $116,883
      Barrels produced                               4,506            3,777
      Mcf produced                                  72,221           78,149
      Average price/Bbl                           $  32.30         $  29.47
      Average price/Mcf                           $   4.65         $   5.27

      As shown in the table above, total oil and gas sales decreased $42,214 (8.1%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Of this decrease, approximately (i) $45,000 was related to a decrease in the average price of gas sold and (ii) $31,000 was related to a decrease in volumes of gas sold. These decreases were partially offset by increases of approximately (i) 21,000 related to an increase in volumes of oil sold and (ii) $13,000 related to an increase in the average price of oil sold. Volumes of oil sold increased 729 barrels, while volumes of gas sold decreased 5,928 Mcf for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The increase in volumes of oil sold was primarily due to an increase in production on one significant well due to the successful workover of that well during mid 2003. Average oil prices increased to $32.30 per barrel for the three months ended March 31, 2004 from $29.47 per barrel for the three months ended March 31, 2003. Average gas prices decreased to $4.65 per Mcf for the three months ended March 31, 2004 from $5.27 per Mcf for the three months ended March 31, 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $13,040 (11.2%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. This increase was primarily due to (i) workover expenses incurred on two significant wells during the three months ended March 31, 2004 and (ii) an increase in salt water disposal expenses on one significant well during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. These increases were partially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 27.0% for the three months ended March 31, 2004 from 22.3% for the three months ended March 31, 2003. This percentage increase was primarily due to (i) the dollar increase in oil and gas production expenses and (ii) the decrease in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $4,504 (18.8%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at March 31, 2004 as compared to March 31, 2003. As a percentage of oil and gas sales, this expense decreased to 4.0% for the three months ended March 31, 2004 from 4.6% for the three months ended March 31, 2003. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses decreased $4,233 (7.9%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. As a percentage of oil and gas sales, these expenses remained constant at 10.3% for the three months ended March 31, 2004 and 2003.

      The Limited  Partners have received cash  distributions  through March 31,
      2004  totaling   $19,789,686  or  127.99%  of  Limited  Partners'  capital
      contributions.

      II-D PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                   2004             2003
                                                ----------       ----------
      Oil and gas sales                         $1,070,883       $1,042,708
      Oil and gas production expenses           $  266,338       $  231,956
      Barrels produced                               7,389            6,730
      Mcf produced                                 173,189          164,162
      Average price/Bbl                         $    31.82       $    29.63
      Average price/Mcf                         $     4.83       $     5.14

      As shown in the table above, total oil and gas sales increased $28,175 (2.7%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Of this increase, approximately (i) $20,000 and $46,000, respectively, were related to increases in volumes of oil and gas sold and (ii) $16,000 was related to an increase in the average price of oil sold. These increases were partially offset by a decrease of approximately $54,000 related to a decrease in the average price of gas sold. Volumes of oil and gas sold increased 659 barrels and 9,027 Mcf, respectively, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Average oil prices increased to $31.82 per barrel for the three months ended March 31, 2004 from $29.63 per barrel for the three months ended March 31, 2003. Average gas prices decreased to $4.83 per Mcf for the three months ended March 31, 2004 from $5.14 per Mcf for the three months ended March 31, 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $34,382 (14.8%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. This increase was primarily due to (i) workover expenses incurred on several wells during the three months ended March 31, 2004 and (ii) an increase in lease operating expenses associated with the increases in volumes of oil and gas sold. As a percentage of oil and gas sales, these expenses increased to 24.9% for the three months ended March 31, 2004 from 22.2% for the three months ended March 31, 2003. This increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $12,541 (15.4%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at March 31, 2004 as compared to March 31, 2003. As a percentage of oil and gas sales, this expense decreased to 6.4% for the three months ended March 31, 2004 from 7.8% for the three months ended March 31, 2003. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses decreased $3,516 (3.6%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. As a percentage of oil and gas sales, these expenses decreased to 8.8% for the three months ended March 31, 2004 from 9.4% for the three months ended March 31, 2003.

      The Limited  Partners have received cash  distributions  through March 31,
      2004  totaling   $41,462,903  or  131.68%  of  Limited  Partners'  capital
      contributions.

      II-E PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                  2004               2003
                                                --------           --------
      Oil and gas sales                         $701,330           $752,681
      Oil and gas production expenses           $159,917           $188,243
      Barrels produced                             5,116              5,319
      Mcf produced                               113,320            111,215
      Average price/Bbl                         $  31.86           $  31.01
      Average price/Mcf                         $   4.75           $   5.28

      As shown in the table above, total oil and gas sales decreased $51,351 (6.8%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Of this decrease, approximately (i) $61,000 was related to a decrease in the average price of gas sold and (ii) $6,000 was related to a decrease in volumes of oil sold. These decreases were partially offset by an increase of approximately $11,000 related to an increase in volumes of gas sold. Volumes of oil sold decreased 203 barrels, while volumes of gas sold increased 2,105 Mcf for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Average oil prices increased to $31.86 per barrel for the three months ended March 31, 2004 from $31.01 per barrel for the three months ended March 31, 2003. Average gas prices decreased to $4.75 per Mcf for the three months ended March 31, 2004 from $5.28 per Mcf for the three months ended March 31, 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $28,326 (15.0%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. This decrease was primarily due to a positive prior period lease operating expense adjustment on one significant well during the three months ended March 31, 2003. As a percentage of oil and gas sales, these expenses decreased to 22.8% for the three months ended March 31, 2004 from 25.0% for the three months ended March 31, 2003.

      Depreciation, depletion, and amortization of oil and gas properties increased $112,131 (316.2%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. This increase was primarily due to one significant well being fully depleted in the three months ended March 31, 2004 due to lack of remaining economically recoverable reserves. As a percentage of oil and gas sales, this expense increased to 21.0% for the three months ended March 31, 2004 from 4.7% for the three months ended March 31, 2003. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties

      General and administrative expenses decreased $2,968 (4.0%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. As a percentage of oil and gas sales, these expenses increased to 10.2% for the three months ended March 31, 2004 from 9.9% for the three months ended March 31, 2003.

      The Limited  Partners have received cash  distributions  through March 31,
      2004  totaling   $29,069,574  or  127.04%  of  Limited  Partners'  capital
      contributions.

      II-F PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                  2004               2003
                                                --------           --------
      Oil and gas sales                         $782,910           $740,717
      Oil and gas production expenses           $138,253           $169,961
      Barrels produced                             7,519              6,851
      Mcf produced                               123,018            111,565
      Average price/Bbl                         $  30.68           $  29.97
      Average price/Mcf                         $   4.49           $   4.80

      As shown in the table above, total oil and gas sales increased $42,193 (5.7%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Of this increase, approximately (i) $20,000 and $55,000, respectively, were related to increases in volumes of oil and gas sold and (ii) $5,000 was related to an increase in the average price of oil sold. These increases were partially offset by a decrease of approximately $38,000 related to a decrease in the average price of gas sold. Volumes of oil and gas sold increased 668 barrels and 11,453 Mcf, respectively, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The increases in volumes of both oil and gas sold were primarily due to positive prior period volume adjustments made by the operators on one significant oil well and one significant gas well during the three months ended March 31, 2004. Average oil prices increased to $30.68 per barrel for the three months ended March 31, 2004 from $29.97 per barrel for the three months ended March 31, 2003. Average gas prices decreased to $4.49 per Mcf for the three months ended March 31, 2004 from $4.80 per Mcf for the three months ended March 31, 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $31,708 (18.7%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. This decrease was primarily due to workover expenses incurred on two significant wells during the three months ended March 31, 2003. As a percentage of oil and gas sales, these expenses decreased to 17.7% for the three months ended March 31, 2004 from 22.9% for the three months ended March 31, 2003. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $9,806 (23.2%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at March 31, 2004 as compared to March 31, 2003. As a percentage of oil and gas sales, this expense decreased to 4.1% for the three months ended March 31, 2004 from 5.7% for the three months ended March 31, 2003. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses decreased $4,251 (7.3%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. As a percentage of oil and gas sales, these expenses decreased to 6.9% for the three months ended March 31, 2004 from 7.9% for the three months ended March 31, 2003. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2004  totaling   $23,743,051  or  138.52%  of  Limited  Partners'  capital
      contributions.

      II-G PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                   2004              2003
                                                ----------       ----------
      Oil and gas sales                         $1,662,197       $1,568,853
      Oil and gas production expenses           $  295,297       $  361,490
      Barrels produced                              15,750           14,356
      Mcf produced                                 262,468          237,017
      Average price/Bbl                         $    30.69       $    29.97
      Average price/Mcf                         $     4.49       $     4.80

      As shown in the table above, total oil and gas sales increased $93,344 (5.9%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Of this increase, approximately (i) $42,000 and $122,000, respectively, were related to increases in volumes of oil and gas sold and (ii) $11,000 was related to an increase in the average price of oil sold. These increases were partially offset by a decrease of approximately $82,000 related to a decrease in the average price of gas sold. Volumes of oil and gas sold increased 1,394 barrels and 25,451 Mcf, respectively, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The increases in volumes of both oil and gas sold were primarily due to positive prior period volume adjustments made by the operators on one significant oil well and one significant gas well during the three months ended March 31, 2004. Average oil prices increased to $30.69 per barrel for the three months ended March 31, 2004 from $29.97 per barrel for the three months ended March 31, 2003. Average gas prices decreased to $4.49 per Mcf for the three months ended March 31, 2004 from $4.80 per Mcf for the three months ended March 31, 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $66,193 (18.3%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. This decrease was primarily due to workover expenses incurred on two significant wells during the three months ended March 31, 2003. As a percentage of oil and gas sales, these expenses decreased to 17.8% for the three months ended March 31, 2004 from 23.0% for the three months ended March 31, 2003. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $19,784 (22.0%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at March 31, 2004 as compared to March 31, 2003. As a percentage of oil and gas sales, this expense decreased to 4.2% for the three months ended March 31, 2004 from 5.7% for the three months ended March 31, 2003. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses decreased $3,352 (2.9%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. As a percentage of oil and gas sales, these expenses decreased to 6.7% for the three months ended March 31, 2004 from 7.3% for the three months ended March 31, 2003. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2004  totaling   $49,555,371  or  133.15%  of  Limited  Partners'  capital
      contributions.

      II-H PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                  2004               2003
                                                --------           --------
      Oil and gas sales                         $396,233           $371,008
      Oil and gas production expenses           $ 71,050           $ 86,191
      Barrels produced                             3,652              3,330
      Mcf produced                                63,116             56,418
      Average price/Bbl                         $  30.70           $  29.96
      Average price/Mcf                         $   4.50           $   4.81

      As shown in the table above, total oil and gas sales increased $25,225 (6.8%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Of this increase, approximately (i) $9,000 and $32,000, respectively, were related to increases in volumes of oil and gas sold and (ii) $3,000 was related to an increase in the average price of oil sold. These increases were partially offset by a decrease of approximately $19,000 related to a decrease in the average price of gas sold. Volumes of oil and gas sold increased 322 barrels and 6,698 Mcf, respectively, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The increases in volumes of both oil and gas sold were primarily due to positive prior period volume adjustments made by the operators on one significant oil well and one significant gas well during the three months ended March 31, 2004. Average oil prices increased to $30.70 per barrel for the three months ended March 31, 2004 from $29.96 per barrel for the three months ended March 31, 2003. Average gas prices decreased to $4.50 per Mcf for the three months ended March 31, 2004 from $4.81 per Mcf for the three months ended March 31, 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $15,141 (17.6%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. This decrease was primarily due to workover expenses incurred on two significant wells during the three months ended March 31, 2003. As a percentage of oil and gas sales, these expenses decreased to 17.9% for the three months ended March 31, 2004 from 23.2% for the three months ended March 31, 2003. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $4,074 (19.4%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at March 31, 2004 as compared to March 31, 2003. As a percentage of oil and gas sales, this expense decreased to 4.3% for the three months ended March 31, 2004 from 5.7% for the three months ended March 31, 2003. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses decreased $4,609 (12.7%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. As a percentage of oil and gas sales, these expenses decreased to 8.0% for the three months ended March 31, 2004 from 9.8% for the three months ended March 31, 2003. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2004  totaling   $11,518,364  or  125.59%  of  Limited  Partners'  capital
      contributions.

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

                          PART II. OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

            As discussed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003 the II-A Partnership is involved in a lawsuit styled Xplor Energy Operating Co. v. The Newton Corp, et al., Case No. 99-04-01960-CV, 284th Judicial District Court of Montgomery County, Texas. The primary remaining issue in this lawsuit is the Partnership's appeal of a decision granting The Newton Corp. $300 plus attorneys' fees, for which the Partnership has made a significant accrual. On May 7, 2004 the Texas Supreme Court agreed to consider the Partnership's appeal of this decision. A final decision from the Texas Supreme Court is not expected until 2005.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

            31.1     Certification   by  Dennis  R.  Neill  required  by  Rule
                     13a-14(a)/15d-14(a) for the II-A Partnership.

            31.2     Certification   by  Craig  D.  Loseke  required  by  Rule
                     13a-14(a)/15d-14(a) for the II-A Partnership.

            31.3     Certification   by  Dennis  R.  Neill  required  by  Rule
                     13a-14(a)/15d-14(a) for the II-B Partnership.

            31.4     Certification   by  Craig  D.  Loseke  required  by  Rule
                     13a-14(a)/15d-14(a) for the II-B Partnership.

            31.5     Certification   by  Dennis  R.  Neill  required  by  Rule
                     13a-14(a)/15d-14(a) for the II-C Partnership.

            31.6     Certification   by  Craig  D.  Loseke  required  by  Rule
                     13a-14(a)/15d-14(a) for the II-C Partnership.

            31.7     Certification   by  Dennis  R.  Neill  required  by  Rule
                     13a-14(a)/15d-14(a) for the II-D Partnership.

            31.8     Certification   by  Craig  D.  Loseke  required  by  Rule
                     13a-14(a)/15d-14(a) for the II-D Partnership.

            31.9     Certification   by  Dennis  R.  Neill  required  by  Rule
                     13a-14(a)/15d-14(a) for the II-E Partnership.

            31.10    Certification   by  Craig  D.  Loseke  required  by  Rule
                     13a-14(a)/15d-14(a) for the II-E Partnership.

            31.11    Certification   by  Dennis  R.  Neill  required  by  Rule
                     13a-14(a)/15d-14(a) for the II-F Partnership.

            31.12    Certification   by  Craig  D.  Loseke  required  by  Rule
                     13a-14(a)/15d-14(a) for the II-F Partnership.

            31.13    Certification   by  Dennis  R.  Neill  required  by  Rule
                     13a-14(a)/15d-14(a) for the II-G Partnership.

            31.14    Certification   by  Craig  D.  Loseke  required  by  Rule
                     13a-14(a)/15d-14(a) for the II-G Partnership.

            31.15    Certification   by  Dennis  R.  Neill  required  by  Rule
                     13a-14(a)/15d-14(a) for the II-H Partnership.

            31.16    Certification   by  Craig  D.  Loseke  required  by  Rule
                     13a-14(a)/15d-14(a) for the II-H Partnership.

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

            32.5 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the II-E Partnership.

            32.6 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the II-F Partnership.

            32.7 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the II-G Partnership.

            32.8 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the II-H Partnership.


(b) Reports on Form 8-K.

            Current Report on Form 8-K filed during the first quarter of 2004:

            Date of Event:                February 4, 2004
            Date Filed with SEC:          February 4, 2004
            Items Included:               Item 5 - Other Events
                                          Item 7 - Exhibits

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


                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  May 14, 2004                 By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  May 14, 2004                 By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

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