Form 10-Q
period 2004-06-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP II A; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-E; GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-G; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-H
filed 2004-08-13
CIK 824894, 826345, 833054, 833526, 842881, 850506, 851724, 854062

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004

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
                        Yes     X               No
                             ------                 ------
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                        Yes                     No    X
                            ------                  ------

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                June 30,       December 31,
                                                  2004             2003
                                              ------------     ------------
CURRENT ASSETS:
   Cash and cash equivalents                   $1,443,022       $1,428,609
   Accounts receivable:
      Oil and gas sales                           955,032          761,616
                                               ----------       ----------
        Total current assets                   $2,398,054       $2,190,225

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                2,157,022        2,232,731

DEFERRED CHARGE                                   647,465          650,100
                                               ----------       ----------
                                               $5,202,541       $5,073,056
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  216,775       $  264,588
   Accrued liability - other (Note 1)              26,672           26,672
   Gas imbalance payable                           74,981           91,463
   Asset retirement obligation -
      current (Note 1)                             14,928            9,874
                                               ----------       ----------
        Total current liabilities              $  333,356       $  392,597

LONG-TERM LIABILITIES:
   Accrued liability                           $  211,277       $  207,595
   Asset retirement obligation
      (Note 1)                                    267,784          268,040
                                               ----------       ----------
        Total long-term liabilities            $  479,061       $  475,635

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  204,514)     ($  232,071)
   Limited Partners, issued and
      outstanding, 484,283 units                4,594,638        4,436,895
                                               ----------       ----------
        Total Partners' capital                $4,390,124       $4,204,824
                                               ----------       ----------
                                               $5,202,541       $5,073,056
                                               ==========       ==========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                 2004              2003
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,511,616        $1,571,019
   Interest income                                 2,008             1,806
                                              ----------        ----------
                                              $1,513,624        $1,572,825

COSTS AND EXPENSES:
   Lease operating                            $  294,280        $  242,221
   Production tax                                 80,035            82,600
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  49,061            48,526
   General and administrative
      (Note 2)                                   150,003           140,093
                                              ----------        ----------
                                              $  573,379        $  513,440
                                              ----------        ----------

NET INCOME                                    $  940,245        $1,059,385
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   98,239        $  110,125
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  842,006        $  949,260
                                              ==========        ==========
NET INCOME per unit                           $     1.74        $     1.96
                                              ==========        ==========
UNITS OUTSTANDING                                484,283           484,283
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                 2004              2003
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $2,840,768        $3,046,076
   Interest income                                 3,181             3,251
                                              ----------        ----------
                                              $2,843,949        $3,049,327

COSTS AND EXPENSES:
   Lease operating                            $  570,624        $  518,191
   Production tax                                159,636           180,135
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  96,643           107,030
   General and administrative
      (Note 2)                                   292,465           285,311
                                              ----------        ----------
                                              $1,119,368        $1,090,667
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $1,724,581        $1,958,660

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -             5,849
                                              ----------        ----------

NET INCOME                                    $1,724,581        $1,964,509
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  180,838        $  205,232
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,543,743        $1,759,277
                                              ==========        ==========
NET INCOME per unit                           $     3.19        $     3.63
                                              ==========        ==========
UNITS OUTSTANDING                                484,283           484,283
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)


                                                   2004            2003
                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,724,581      $1,964,509
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                             -     (     5,849)
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  96,643         107,030
      Increase in accounts receivable -
        oil and gas sales                      (   193,416)    (   222,531)
     Decrease in deferred charge                     2,635               -
      Decrease in accounts payable             (    48,166)    (    73,442)
      Decrease in gas imbalance payable        (    16,482)              -
      Increase in accrued liability                  3,682               -
                                                ----------      ----------
Net cash provided by operating
   activities                                   $1,569,477      $1,769,717
                                                ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   15,821)    ($   62,145)
   Proceeds from sale of oil and
      gas properties                                    38               -
                                                ----------      ----------
Net cash used by investing activities          ($   15,783)    ($   62,145)
                                                ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($1,539,281)    ($1,047,348)
                                                ----------      ----------
Net cash used by financing activities          ($1,539,281)    ($1,047,348)
                                                ----------      ----------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $   14,413      $  660,224

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           1,428,609         794,035
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $1,443,022      $1,454,259
                                                ==========      ==========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               June 30,        December 31,
                                                 2004              2003
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $1,018,660        $  933,790
   Accounts receivable:
      Oil and gas sales                          676,570           546,637
                                              ----------        ----------
        Total current assets                  $1,695,230        $1,480,427

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,617,028         1,683,184

DEFERRED CHARGE                                  247,727           238,135
                                              ----------        ----------
                                              $3,559,985        $3,401,746
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  162,204        $  154,705
   Gas imbalance payable                          17,724            47,276
   Asset retirement obligation -
      current (Note 1)                            16,356            13,046
                                              ----------        ----------
        Total current liabilities             $  196,284        $  215,027

LONG-TERM LIABILITIES:
   Accrued liability                          $   64,613        $   48,773
   Asset retirement obligation
      (Note 1)                                   189,256           189,095
                                              ----------        ----------
        Total long-term liabilities           $  253,869        $  237,868

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  236,577)      ($  254,807)
   Limited Partners, issued and
      outstanding, 361,719 units               3,346,409         3,203,658
                                              ----------        ----------
        Total Partners' capital               $3,109,832        $2,948,851
                                              ----------        ----------
                                              $3,559,985        $3,401,746
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                 2004              2003
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,110,599        $1,014,577
   Interest income                                 1,417             1,130
                                              ----------        ----------
                                              $1,112,016        $1,015,707

COSTS AND EXPENSES:
   Lease operating                            $  217,443        $  186,785
   Production tax                                 59,736            60,222
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  38,794            49,047
   General and administrative
      (Note 2)                                   115,873           106,851
                                              ----------        ----------
                                              $  431,846        $  402,905
                                              ----------        ----------

NET INCOME                                    $  680,170        $  612,802
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   71,367        $   65,582
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  608,803        $  547,220
                                              ==========        ==========
NET INCOME per unit                           $     1.68        $     1.51
                                              ==========        ==========
UNITS OUTSTANDING                                361,719           361,719
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                 2004              2003
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $2,078,080        $2,038,060
   Interest income                                 2,222             2,056
                                              ----------        ----------
                                              $2,080,302        $2,040,116

COSTS AND EXPENSES:
   Lease operating                            $  414,994        $  355,546
   Production tax                                127,085           135,287
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  72,225            88,759
   General and administrative
      (Note 2)                                   223,743           218,028
                                              ----------        ----------
                                              $  838,047        $  797,620
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $1,242,255        $1,242,496

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                            -              4,347
                                             ----------         ----------

NET INCOME                                    $1,242,255        $1,246,843
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  130,504        $  132,076
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,111,751        $1,114,767
                                              ==========        ==========
NET INCOME per unit                           $     3.07        $     3.08
                                              ==========        ==========
UNITS OUTSTANDING                                361,719           361,719
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                    2004           2003
                                                ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $1,242,255     $1,246,843
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                              -    (     4,347)
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                   72,225         88,759
      Increase in accounts receivable -
        oil and gas sales                       (   129,933)   (   110,073)
      Increase in deferred charge               (     9,592)             -
      Increase (decrease) in accounts
        payable                                       6,365    (    13,853)
      Decrease in gas imbalance payable         (    29,552)             -
      Increase in accrued liability                  15,840              -
                                                 ----------     ----------
Net cash provided by operating
   activities                                    $1,167,608     $1,207,329
                                                 ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($    1,464)   ($    9,335)
                                                 ----------     ----------
Net cash used by investing activities           ($    1,464)   ($    9,335)
                                                 ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($1,081,274)   ($  765,164)
                                                 ----------     ----------
Net cash used by financing activities           ($1,081,274)   ($  765,164)
                                                 ----------     ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $   84,870     $  432,830

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              933,790        478,067
                                                 ----------     ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $1,018,660     $  910,897
                                                 ==========     ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  2004             2003
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  477,733       $  467,560
   Accounts receivable:
      Oil and gas sales                           329,519          267,786
                                               ----------       ----------
        Total current assets                   $  807,252       $  735,346

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  749,790          786,821

DEFERRED CHARGE                                   122,506          123,244
                                               ----------       ----------
                                               $1,679,548       $1,645,411
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   67,056       $   69,889
   Gas imbalance payable                            8,624           25,952
   Asset retirement obligation -
      current (Note 1)                             10,399            8,575
                                               ----------       ----------
        Total current liabilities              $   86,079       $  104,416

LONG-TERM LIABILITIES:
   Accrued Liability                           $   42,239       $   35,434
   Asset retirement obligation
      (Note 1)                                     62,207           62,598
                                               ----------       ----------
        Total long-term liabilities            $  104,446       $   98,032

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   98,434)     ($  106,418)
   Limited Partners, issued and
      outstanding, 154,621 units                1,587,457        1,549,381
                                               ----------       ----------
        Total Partners' capital                $1,489,023       $1,442,963
                                               ----------       ----------
                                               $1,679,548       $1,645,411
                                               ==========       ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                2004              2003
                                              --------          --------

REVENUES:
   Oil and gas sales                          $536,417          $512,079
   Interest income                                 669               589
                                              --------          --------
                                              $537,086          $512,668

COSTS AND EXPENSES:
   Lease operating                            $ 93,418          $ 92,751
   Production tax                               32,364            32,569
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                19,632            21,957
   General and administrative
      (Note 2)                                  58,209            50,687
                                              --------          --------
                                              $203,623          $197,964
                                              --------          --------

NET INCOME                                    $333,463          $314,704
                                              ========          ========
GENERAL PARTNER - NET INCOME                  $ 35,046          $ 33,379
                                              ========          ========
LIMITED PARTNERS - NET INCOME                 $298,417          $281,325
                                              ========          ========
NET INCOME per unit                           $   1.93          $   1.82
                                              ========          ========
UNITS OUTSTANDING                              154,621           154,621
                                              ========          ========



            The accompanying condensed notes are an integral part of
                            these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                 2004              2003
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,017,437        $1,035,313
   Interest income                                 1,060             1,066
                                              ----------        ----------
                                              $1,018,497        $1,036,379

COSTS AND EXPENSES:
   Lease operating                            $  187,344        $  169,294
   Production tax                                 68,361            72,909
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  39,055            45,884
   General and administrative
      (Note 2)                                   107,643           104,354
                                              ----------        ----------
                                              $  402,403        $  392,441
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $  616,094        $  643,938

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -                74
                                              ----------        ----------

NET INCOME                                    $  616,094        $  644,012
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   65,018        $   68,409
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  551,076        $  575,603
                                              ==========        ==========
NET INCOME per unit                           $     3.56        $     3.72
                                              ==========        ==========
UNITS OUTSTANDING                                154,621           154,621
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)


                                                   2004           2003
                                                ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $616,094       $644,012
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                            -      (      74)
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 39,055         45,884
      Settlement of asset retirement
        obligation                                      -      (      91)
      Increase in accounts receivable -
        oil and gas sales                       (  61,733)     (  72,540)
      Decrease in deferred charge                     738              -
      Decrease in accounts payable              (   2,751)     (   4,512)
      Decrease in gas imbalance payable         (  17,328)             -
      Increase in accrued liability                 6,805          7,433
                                                 --------       --------
Net cash provided by operating
   activities                                    $580,880       $620,112
                                                 --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($    673)     ($  4,412)
                                                 --------       --------
Net cash used by investing activities           ($    673)     ($  4,412)
                                                 --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($570,034)     ($399,648)
                                                 --------       --------
Net cash used by financing
   activities                                   ($570,034)     ($399,648)
                                                 --------       --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $ 10,173       $216,052

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            467,560        250,767
                                                 --------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $477,733       $466,819
                                                 ========       ========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  2004             2003
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  905,294       $  908,655
   Accounts receivable:
      Oil and gas sales                           695,584          559,179
                                               ----------       ----------
        Total current assets                   $1,600,878       $1,467,834

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,422,132        1,539,915

DEFERRED CHARGE                                   348,814          352,392
                                               ----------       ----------
                                               $3,371,824       $3,360,141
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  134,334       $  167,028
   Gas imbalance payable                           46,190           43,698
   Asset retirement obligation -
      current (Note 1)                             25,149           17,137
                                               ----------       ----------
        Total current liabilities              $  205,673       $  227,863

LONG-TERM LIABILITIES:
   Accrued liability                           $   97,710       $   98,630
   Asset retirement obligation
      (Note 1)                                    164,617          168,853
                                               ----------       ----------
        Total long-term liabilities            $  262,327       $  267,483

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  182,424)     ($  190,287)
   Limited Partners, issued and
      outstanding, 314,878 units                3,086,248        3,055,082
                                               ----------       ----------
        Total Partners' capital                $2,903,824       $2,864,795
                                               ----------       ----------
                                               $3,371,824       $3,360,141
                                               ==========       ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                 2004              2003
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,037,272        $1,001,063
   Interest income                                 1,350             1,058
                                              ----------        ----------
                                              $1,038,622        $1,002,121

COSTS AND EXPENSES:
   Lease operating                            $  226,802        $  215,062
   Production tax                                 65,286            58,148
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  59,476            70,253
   General and administrative
      (Note 2)                                   102,813            94,130
                                              ----------        ----------
                                              $  454,377        $  437,593
                                              ----------        ----------

NET INCOME                                    $  584,245        $  564,528
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   63,643        $   62,575
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  520,602        $  501,953
                                              ==========        ==========
NET INCOME per unit                           $     1.65        $     1.59
                                              ==========        ==========
UNITS OUTSTANDING                                314,878           314,878
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                 2004              2003
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $2,108,155        $2,043,771
   Interest income                                 2,167             1,910
                                              ----------        ----------
                                              $2,110,322        $2,045,681

COSTS AND EXPENSES:
   Lease operating                            $  422,387        $  376,757
   Production tax                                136,039           128,409
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 128,317           151,635
   General and administrative
      (Note 2)                                   197,470           192,303
                                              ----------        ----------
                                              $  884,213        $  849,104
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $1,226,109        $1,196,577

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -       (     2,344)
                                              ----------        ----------

NET INCOME                                    $1,226,109        $1,194,233
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  133,943        $  132,996
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,092,166        $1,061,237
                                              ==========        ==========
NET INCOME per unit                           $     3.47        $     3.37
                                              ==========        ==========
UNITS OUTSTANDING                                314,878           314,878
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                    2004           2003
                                                ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $1,226,109     $1,194,233
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Cumulative effect of change in
       accounting for asset retirement
       obligations (Note 1)                               -          2,344
     Depreciation, depletion, and
       amortization of oil and gas
       properties                                   128,317        151,635
     Settlement of asset retirement
       obligation                                         -    (     1,044)
     Increase in accounts receivable -
       oil and gas sales                        (   136,405)   (   146,444)
     Decrease in deferred charge                      3,578              -
     Decrease in accounts payable               (    32,904)   (    44,377)
     Increase in gas imbalance payable                2,492              -
     Decrease in accrued liability              (       920)             -
                                                 ----------     ----------
Net cash provided by operating
   activities                                    $1,190,267     $1,156,347
                                                 ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($    6,548)   ($    4,814)
                                                 ----------     ----------
Net cash used by investing activities           ($    6,548)   ($    4,814)
                                                 ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($1,187,080)   ($  820,270)
                                                 ----------     ----------
Net cash used by financing activities           ($1,187,080)   ($  820,270)
                                                 ----------     ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             ($    3,361)    $  331,263

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              908,655        561,177
                                                 ----------     ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $  905,294     $  892,440
                                                 ==========     ==========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               June 30,        December 31,
                                                 2004              2003
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  651,771        $  638,668
   Accounts receivable:
      Oil and gas sales                          476,489           363,426
                                              ----------        ----------
        Total current assets                  $1,128,260        $1,002,094

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,236,794         1,412,445

DEFERRED CHARGE                                  207,414           207,890
                                              ----------        ----------
                                              $2,572,468        $2,622,429
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   74,080        $   82,154
   Gas imbalance payable                          43,424            43,424
   Asset retirement obligation -
      current (Note 1)                             5,103             2,397
                                              ----------        ----------
        Total current liabilities             $  122,607        $  127,975

LONG-TERM LIABILITIES:
   Accrued liability                          $    9,863        $    8,153
   Asset retirement obligation
      (Note 1)                                    95,254            95,923
                                              ----------        ----------
        Total long-term liabilities           $  105,117        $  104,076

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  119,820)      ($  129,173)
   Limited Partners, issued and
      outstanding, 228,821 units               2,464,564         2,519,551
                                              ----------        ----------
        Total Partners' capital               $2,344,744        $2,390,378
                                              ----------        ----------
                                              $2,572,468        $2,622,429
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                2004              2003
                                              --------          --------

REVENUES:
   Oil and gas sales                          $718,092          $774,082
   Interest income                               1,008               829
   Gain sale of oil and gas
      properties                                 8,253                 -
                                              --------          --------
                                              $727,353          $774,911

COSTS AND EXPENSES:
   Lease operating                            $109,137          $ 89,137
   Production tax                               41,052            52,940
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                41,246            25,106
   General and administrative
      (Note 2)                                  78,870            72,603
                                              --------          --------
                                              $270,305          $239,786
                                              --------          --------

NET INCOME                                    $457,048          $535,125
                                              ========          ========
GENERAL PARTNER - NET INCOME                  $ 48,571          $ 55,689
                                              ========          ========
LIMITED PARTNERS - NET INCOME                 $408,477          $479,436
                                              ========          ========
NET INCOME per unit                           $   1.79          $   2.10
                                              ========          ========
UNITS OUTSTANDING                              228,821           228,821
                                              ========          ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                 2004              2003
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,419,422        $1,526,763
   Interest income                                 1,563             1,541
   Gain on sale of oil and gas
      properties                                   8,253                 -
                                              ----------        ----------
                                              $1,429,238        $1,528,304

COSTS AND EXPENSES:
   Lease operating                            $  218,898        $  229,178
   Production tax                                 91,208           101,142
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 188,838            60,567
   General and administrative
      (Note 2)                                   150,175           146,876
                                              ----------        ----------
                                              $  649,119        $  537,763
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $  780,119        $  990,541

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -             3,090
                                              ----------        ----------

NET INCOME                                    $  780,119        $  993,631
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   94,106        $  104,382
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  686,013        $  889,249
                                              ==========        ==========
NET INCOME per unit                           $     3.00        $     3.89
                                              ==========        ==========
UNITS OUTSTANDING                                228,821           228,821
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                 2004             2003
                                              ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $780,119         $993,631
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                          -        (   3,090)
      Depreciation, depletion, and
        amortization of oil and gas
        properties                              188,838           60,567
      Gain on sale of oil and gas
        properties                            (   8,253)               -
      Increase in accounts receivable -
        oil and gas sales                     ( 113,063)       ( 114,239)
      Decrease in deferred charge                   476                -
      Decrease in accounts payable            (   8,211)       (  15,372)
      Increase (decrease) in accrued
        liability                                 1,710        (   3,148)
                                               --------         --------
Net cash provided by operating
   activities                                  $841,616         $918,349
                                               --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($ 10,169)       ($  7,428)
   Proceeds from the sale of oil and
      gas properties                              7,409            2,258
                                               --------         --------
Net cash used by investing activities         ($  2,760)       ($  5,170)
                                               --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($825,753)       ($584,810)
                                               --------         --------
Net cash used by financing activities         ($825,753)       ($584,810)
                                               --------         --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                 $ 13,103         $328,369

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          638,668          388,042
                                               --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $651,771         $716,411
                                               ========         ========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  2004             2003
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  597,184       $  604,369
   Accounts receivable:
      Oil and gas sales                           453,724          354,719
                                               ----------       ----------
        Total current assets                   $1,050,908       $  959,088

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,287,035        1,318,881

DEFERRED CHARGE                                    33,553           32,899
                                               ----------       ----------
                                               $2,371,496       $2,310,868
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   54,007       $   66,133
   Gas imbalance payable                            3,390            3,555
   Asset retirement obligation -
      current (Note 1)                              5,072            4,566
                                               ----------       ----------
        Total current liabilities              $   62,469       $   74,254

LONG-TERM LIABILITIES:
   Accrued liability                           $   16,884       $   16,945
   Asset retirement obligation
      (Note 1)                                     95,206           93,600
                                               ----------       ----------
        Total long-term liabilities            $  112,090       $  110,545

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   84,055)     ($   91,417)
   Limited Partners, issued and
      outstanding, 171,400 Units                2,280,992        2,217,486
                                               ----------       ----------
        Total Partners' capital                $2,196,937       $2,126,069
                                               ----------       ----------
                                               $2,371,496       $2,310,868
                                               ==========       ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                  2004              2003
                                                --------          --------

REVENUES:
   Oil and gas sales                            $686,089          $729,504
   Interest income                                   990               812
   Gain on sale of oil and gas
      properties                                  20,173                 -
                                                --------          --------
                                                $707,252          $730,316

COSTS AND EXPENSES:
   Lease operating                              $ 58,952          $ 94,748
   Production tax                                 44,700            47,886
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  22,066            28,195
   General and administrative
      (Note 2)                                    62,830            55,953
                                                --------          --------
                                                $188,548          $226,782
                                                --------          --------

NET INCOME                                      $518,704          $503,534
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 51,937          $ 52,810
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $466,767          $450,724
                                                ========          ========
NET INCOME per Unit                             $   2.72          $   2.63
                                                ========          ========
UNITS OUTSTANDING                                171,400           171,400
                                                ========          ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                 2004                2003
                                              ----------          ----------

REVENUES:
   Oil and gas sales                          $1,468,999          $1,470,221
   Interest income                                 1,542               1,581
   Gain on sale of oil and gas
      properties                                  21,310                   -
                                              ----------          ----------
                                              $1,491,851          $1,471,802

COSTS AND EXPENSES:
   Lease operating                            $  146,170          $  218,095
   Production tax                                 95,735              94,500
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  54,548              70,483
   General and administrative
      (Note 2)                                   117,130             114,504
                                              ----------          ----------
                                              $  413,583          $  497,582
                                              ----------          ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $1,078,268          $  974,220

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -               4,938
                                              ----------          ----------

NET INCOME                                    $1,078,268          $  979,158
                                              ==========          ==========
GENERAL PARTNER - NET INCOME                  $  110,762          $  103,657
                                              ==========          ==========
LIMITED PARTNERS - NET INCOME                 $  967,506          $  875,501
                                              ==========          ==========
NET INCOME per Unit                           $     5.64          $     5.11
                                              ==========          ==========
UNITS OUTSTANDING                                171,400             171,400
                                              ==========          ==========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                   2004           2003
                                               ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,078,268      $979,158
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                             -     (   4,938)
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  54,548        70,483
      Gain on sale of oil and gas
        properties                             (    21,310)            -
      Increase in accounts receivable -
        oil and gas sales                      (    99,005)    ( 100,909)
      Increase in deferred charge              (       654)            -
      Decrease in accounts payable             (    13,560)    (   4,494)
      Decrease in gas imbalance payable        (       165)            -
      Decrease in accrued liability            (        61)            -
                                                ----------      --------
Net cash provided by operating
   activities                                   $  998,061      $939,300
                                                ----------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   19,516)    ($ 23,441)
   Proceeds from sale of oil and
      gas properties                                21,670             -
                                                ----------      --------
Net cash provided (used) by
   investing activities                         $    2,154     ($ 23,441)
                                                ----------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($1,007,400)    ($674,312)
                                                ----------      --------
Net cash used by financing
   activities                                  ($1,007,400)    ($674,312)
                                                ----------      --------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($    7,185)     $241,547

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             604,369       453,233
                                                ----------      --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $  597,184      $694,780
                                                ==========      ========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  2004             2003
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $1,286,024       $1,284,869
   Accounts receivable:
      Oil and gas sales                           966,636          752,979
                                               ----------       ----------
        Total current assets                   $2,252,660       $2,037,848

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                2,774,424        2,841,346

DEFERRED CHARGE                                    72,471           71,238
                                               ----------       ----------
                                               $5,099,555       $4,950,432
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  115,661       $  139,590
   Gas imbalance payable                           13,503           10,091
   Asset retirement obligation -
      current (Note 1)                             11,137           10,082
                                               ----------       ----------
        Total current liabilities              $  140,301       $  159,763

LONG-TERM LIABILITIES:
   Accrued liability                           $   32,047       $   31,668
   Asset retirement obligation
      (Note 1)                                    203,108          199,686
                                               ----------       ----------
        Total long-term liabilities            $  235,155       $  231,354

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   72,040)     ($   87,509)
   Limited Partners, issued and
      outstanding, 372,189 Units                4,796,139        4,646,824
                                               ----------       ----------
        Total Partners' capital                $4,724,099       $4,559,315
                                               ----------       ----------
                                               $5,099,555       $4,950,432
                                               ==========       ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                 2004              2003
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,462,219        $1,556,629
   Interest income                                 2,134             1,766
   Gain on sale of oil and gas
      properties                                  42,186                 -
                                              ----------        ----------
                                              $1,506,539        $1,558,395

COSTS AND EXPENSES:
   Lease operating                            $  128,669        $  201,891
   Production tax                                 96,087           102,799
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  47,017            60,242
   General and administrative
      (Note 2)                                   118,736           110,404
                                              ----------        ----------
                                              $  390,509        $  475,336
                                              ----------        ----------

NET INCOME                                    $1,116,030        $1,083,059
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  111,816        $  113,551
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,004,214        $  969,508
                                              ==========        ==========
NET INCOME per Unit                           $     2.70        $     2.60
                                              ==========        ==========
UNITS OUTSTANDING                                372,189           372,189
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                 2004              2003
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $3,124,416        $3,125,482
   Interest income                                 3,315             3,415
   Gain on sale of oil and gas
      properties                                  44,635                 -
                                              ----------        ----------
                                              $3,172,366        $3,128,897

COSTS AND EXPENSES:
   Lease operating                            $  315,161        $  464,340
   Production tax                                204,892           201,840
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 117,350           150,359
   General and administrative
      (Note 2)                                   229,697           224,717
                                              ----------        ----------
                                              $  867,100        $1,041,256
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $2,305,266        $2,087,641

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -            10,247
                                              ----------        ----------

NET INCOME                                    $2,305,266        $2,097,888
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  236,951        $  222,057
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $2,068,315        $1,875,831
                                              ==========        ==========
NET INCOME per Unit                           $     5.56        $     5.04
                                              ==========        ==========
UNITS OUTSTANDING                                372,189           372,189
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                   2004           2003
                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $2,305,266      $2,097,888
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of changes in
        accounting for asset retirement
        obligations (Note 1)                             -     (    10,247)
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 117,350         150,359
      Gain on sale of oil and gas
        properties                             (    44,635)              -
      Increase in accounts receivable -
        oil and gas sales                      (   213,657)    (   218,011)
      Increase in deferred charge              (     1,233)              -
      Decrease in accounts payable             (    27,171)    (    11,521)
      Increase in gas imbalance payable              3,412               -
      Increase in accrued liability                    379               -
                                                ----------      ----------
Net cash provided by operating
   activities                                   $2,139,711      $2,008,468
                                                ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   43,427)    ($   48,911)
   Proceeds from sale of oil and
      gas properties                                45,353               -
                                                ----------      ----------
Net cash provided (used) by investing
   activities                                   $    1,926     ($   48,911)
                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($2,140,482)    ($1,433,505)
                                                ----------      ----------
Net cash used by financing activities          ($2,140,482)    ($1,433,505)
                                                ----------      ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $    1,155      $  526,052

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           1,284,869         959,481
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $1,286,024      $1,485,533
                                                ==========      ==========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  2004             2003
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  296,029       $  305,096
   Accounts receivable:
      Oil and gas sales                           230,925          179,434
                                               ----------       ----------
        Total current assets                   $  526,954       $  484,530

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  658,066          673,170

DEFERRED CHARGE                                    18,230           18,580
                                               ----------       ----------
                                               $1,203,250       $1,176,280
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   28,961       $   34,033
   Asset retirement obligation -
      current (Note 1)                              2,777            2,522
                                               ----------       ----------
        Total current liabilities              $   31,738       $   36,555

LONG-TERM LIABILITIES:
   Accrued liability                           $    9,609       $   10,035
   Asset retirement obligation
      (Note 1)                                     49,734           48,857
                                               ----------       ----------
        Total long-term liabilities            $   59,343       $   58,892

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   47,228)     ($   51,046)
   Limited Partners, issued and
      outstanding, 91,711 Units                 1,159,397        1,131,879
                                               ----------       ----------
        Total Partners' capital                $1,112,169       $1,080,833
                                               ----------       ----------
                                               $1,203,250       $1,176,280
                                               ==========       ==========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                  2004              2003
                                                --------          --------

REVENUES:
   Oil and gas sales                            $351,848          $373,776
   Interest income                                   474               381
   Gain on sale of oil and gas
      properties                                   9,758                 -
                                                --------          --------
                                                $362,080          $374,157

COSTS AND EXPENSES:
   Lease operating                              $ 31,944          $ 48,303
   Production tax                                 23,371            24,850
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  11,131            14,193
   General and administrative
      (Note 2)                                    40,636            34,340
                                                --------          --------
                                                $107,082          $121,686
                                                --------          --------

NET INCOME                                      $254,998          $252,471
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 25,574          $ 26,486
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $229,424          $225,985
                                                ========          ========
NET INCOME per Unit                             $   2.50          $   2.47
                                                ========          ========
UNITS OUTSTANDING                                 91,711            91,711
                                                ========          ========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                  2004              2003
                                                --------          --------

REVENUES:
   Oil and gas sales                            $748,081          $744,784
   Interest income                                   786               748
   Gain on sale of oil and gas
      properties                                  10,370                 -
                                                --------          --------
                                                $759,237          $745,532

COSTS AND EXPENSES:
   Lease operating                              $ 76,863          $110,952
   Production tax                                 49,502            48,392
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  28,108            35,244
   General and administrative
      (Note 2)                                    72,443            70,756
                                                --------          --------
                                                $226,916          $265,344
                                                --------          --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                         $532,321          $480,188

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -             2,536
                                                --------          --------

NET INCOME                                      $532,321          $482,724
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 54,803          $ 51,141
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $477,518          $431,583
                                                ========          ========
NET INCOME per Unit                             $   5.21          $   4.71
                                                ========          ========
UNITS OUTSTANDING                                 91,711            91,711
                                                ========          ========








            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)
                                                    2004             2003
                                                 ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $532,321         $482,724
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                             -        (   2,536)
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  28,108           35,244
      Gain on sale of oil and gas
        properties                               (  10,370)               -
      Increase in accounts receivable -
        oil and gas sales                        (  51,491)       (  53,453)
      Decrease in deferred charge                      350                -
      Decrease in accounts payable               (   5,926)       (   2,594)
      Decrease in accrued liability              (     426)               -
                                                  --------         --------
Net cash provided by operating
   activities                                     $492,566         $459,385
                                                  --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                          ($ 11,168)       ($ 11,266)
   Proceeds from sale of oil and
      Gas properties                                10,520                -
                                                  --------         --------

Net cash used by investing activities            ($    648)       ($ 11,266)
                                                  --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                            ($500,985)       ($332,083)
                                                  --------         --------
Net cash used by financing activities            ($500,985)       ($332,083)
                                                  --------         --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                              ($  9,067)        $116,036

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             305,096          224,669
                                                  --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $296,029         $340,705
                                                  ========         ========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

              GEODYNE ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
              CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of June 30, 2004, combined statements of operations for the three and six months ended June 30, 2004 and 2003, and combined statements of cash flows for the six months ended June 30, 2004 and 2003 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a
      "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at June 30, 2004, the combined results of operations for the three and six months ended June 30, 2004 and 2003, and the combined cash flows for the six months ended June 30, 2004 and 2003.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2003. The results of operations for the period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

      The Limited Partners' net income or loss per unit is based upon each $100 initial capital contribution.


      RECLASSIFICATION
      ----------------

      Certain prior year balances have been reclassified to conform with current year presentation.

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


      ACCRUED LIABILITY - OTHER
      -------------------------

      The Accrued Liability - Other at June 30, 2004 and December 31, 2003 for the II-A Partnership represents a charge accrued for the payment of a judgment related to plugging liabilities, which judgment is currently under appeal.

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

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the six months ended June 30, 2004, the II-A, II-B, II-C, II-D, II-E, II-F, II-G, and II-H Partnerships recognized approximately $5,000, $4,000, $2,000, $5,000, $3,000, $2,000, $5,000 and $1,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.

      The components of the change in asset retirement obligations for the three and six months ended June 30, 2004 and 2003 are as shown below.

                              II-A Partnership
                              ----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               6/30/2004        6/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $280,306          $289,040
      Accretion Expense                            2,406             2,802
                                                --------          --------
      Total Asset Retirement,
         Obligation, End of Quarter             $282,712          $291,842
                                                ========          ========


                                               Six Months        Six Months
                                                 Ended             Ended
                                               6/30/2004         6/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $277,914          $286,238
      Accretion Expense                            4,798             5,604
                                                --------          --------
      Total Asset Retirement,
         Obligation, End of Period              $282,712          $291,842
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 14,928          $      -
      Asset Retirement Obligation -
         Long-Term                               267,784           291,842

                              II-B Partnership
                              ----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               6/30/2004        6/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $203,873          $210,315
      Accretion Expense                            1,739             2,056
                                                --------          --------
      Total Asset Retirement,
         Obligation, End of Quarter             $205,612          $212,371
                                                ========          ========


                                               Six Months        Six Months
                                                 Ended             Ended
                                               6/30/2004         6/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $202,141          $208,259
      Accretion Expense                            3,471             4,112
                                                --------          --------
      Total Asset Retirement,
         Obligation, End of Period              $205,612          $212,371
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 16,356          $      -
      Asset Retirement Obligation -
         Long-Term                               189,256           212,371

                              II-C Partnership
                              ----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               6/30/2004        6/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                     $71,887           $69,077
      Settlements and Disposals                        -          (    243)
      Accretion Expense                              719               759
                                                 -------           -------
      Total Asset Retirement,
         Obligation, End of Quarter              $72,606           $69,593
                                                 =======           =======


                                               Six Months        Six Months
                                                 Ended             Ended
                                               6/30/2004         6/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                   $71,173           $68,318
      Settlements and Disposals                        -          (    243)
      Accretion Expense                            1,433             1,518
                                                 -------           -------
      Total Asset Retirement,
         Obligation, End of Period               $72,606           $69,593
                                                 =======           =======
      Asset Retirement Obligation -
         Current                                 $10,399           $     -
      Asset Retirement Obligation -
         Long-Term                                62,207            69,593

                              II-D Partnership
                              ----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               6/30/2004        6/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $187,879          $184,632
      Settlements and Disposals                        -         (   2,546)
      Accretion Expense                            1,887             2,010
                                                --------          --------
      Total Asset Retirement,
         Obligation, End of Quarter             $189,766          $184,096
                                                ========          ========


                                               Six Months        Six Months
                                                 Ended             Ended
                                               6/30/2004         6/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $185,990          $182,622
      Settlements and Disposals                        -         (   2,546)
      Accretion Expense                            3,776             4,020
                                                --------          --------
      Total Asset Retirement,
         Obligation, End of Period              $189,766          $184,096
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 25,149          $      -
      Asset Retirement Obligation -
         Long-Term                               164,617           184,096

                              II-E Partnership
                              ----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               6/30/2004        6/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $ 99,335           $96,086
      Accretion Expense                            1,022             1,036
                                                --------           -------
      Total Asset Retirement,
         Obligation, End of Quarter             $100,357           $97,122
                                                ========           =======


                                               Six Months        Six Months
                                                 Ended             Ended
                                               6/30/2004         6/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $ 98,320           $95,050
      Accretion Expense                            2,037             2,072
                                                --------           -------
      Total Asset Retirement,
         Obligation, End of Period              $100,357           $97,122
                                                ========           =======
      Asset Retirement Obligation -
         Current                                $  5,103           $     -
      Asset Retirement Obligation -
         Long-Term                                95,254            97,122

                              II-F Partnership
                              ----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               6/30/2004        6/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $ 99,229           $97,319
      Accretion Expense                            1,049             1,093
                                                --------           -------
      Total Asset Retirement,
         Obligation, End of Quarter             $100,278           $98,412
                                                ========           =======


                                               Six Months        Six Months
                                                 Ended             Ended
                                               6/30/2004         6/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $ 98,166           $96,226
      Accretion Expense                            2,112             2,186
                                                --------           -------
      Total Asset Retirement,
         Obligation, End of Period              $100,278           $98,412
                                                ========           =======
      Asset Retirement Obligation -
         Current                                $  5,072           $     -
      Asset Retirement Obligation -
         Long-Term                                95,206            98,412

                              II-G Partnership
                              ----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               6/30/2004        6/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $212,008          $209,842
      Accretion Expense                            2,237             2,337
                                                --------          --------
      Total Asset Retirement,
         Obligation, End of Quarter             $214,245          $212,179
                                                ========          ========


                                               Six Months        Six Months
                                                 Ended             Ended
                                               6/30/2004        6/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $209,768          $207,505
      Accretion Expense                            4,477             4,674
                                                --------          --------
      Total Asset Retirement,
         Obligation, End of Period              $214,245          $212,179
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 11,137          $      -
      Asset Retirement Obligation -
         Long-Term                               203,108           212,179

                              II-H Partnership
                              ----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               6/30/2004        6/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $ 51,929          $ 51,370
      Accretion Expense                              582               580
                                                --------          --------
      Total Asset Retirement,
         Obligation, End of Quarter             $ 52,511          $ 51,950
                                                ========          ========


                                               Six Months        Six Months
                                                 Ended             Ended
                                               6/30/2004         6/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $ 51,379          $ 50,790
      Accretion Expense                            1,132             1,160
                                                --------          --------
      Total Asset Retirement,
         Obligation, End of Period              $ 52,511          $ 51,950
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  2,777          $      -
      Asset Retirement Obligation -
         Long-Term                                49,734            51,950



2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended June 30, 2004, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        ------------------        --------------
               II-A                  $22,560                $127,443
               II-B                   20,683                  95,190
               II-C                   17,520                  40,689
               II-D                   19,950                  82,863
               II-E                   18,654                  60,216
               II-F                   17,725                  45,105
               II-G                   20,792                  97,944
               II-H                   16,501                  24,135

      During the six months ended June 30, 2004, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        ------------------        --------------
               II-A                  $37,579                $254,886
               II-B                   33,363                 190,380
               II-C                   26,265                  81,378
               II-D                   31,744                 165,726
               II-E                   29,743                 120,432
               II-F                   26,920                  90,210
               II-G                   33,809                 195,888
               II-H                   24,173                  48,270

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 2004 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

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

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the six months ended June 30, 2004, the II-A, II-B, II-C, II-D, II-E, II-F, II-G, and II-H Partnerships recognized approximately $5,000, $4,000, $2,000, $5,000, $3,000, $2,000, $5,000, and $1,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.


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

                               II-A Partnership
                               ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003             578,339        6,602,791
         Production                             ( 17,623)      (  162,681)
         Extensions and discoveries                3,093            1,740
         Revisions of previous
            estimates                             25,662           16,575
                                                 -------        ---------

      Proved reserves, March 31, 2004            589,471        6,458,425
         Production                             ( 17,229)      (  179,580)
         Extensions and discoveries                    -               34
         Revisions of previous
            estimates                             35,658           77,563
                                                 -------        ---------

      Proved reserves, June 30, 2004             607,900        6,356,442
                                                 =======        =========

                                II-B Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003             450,386        5,031,097
         Production                             ( 11,835)      (  124,571)
         Extensions and discoveries                    -               99
         Revisions of previous
            estimates                             16,479       (      787)
                                                 -------        ---------

      Proved reserves, March 31, 2004            455,030        4,905,838
         Production                             ( 10,439)      (  154,801)
         Revisions of previous
            estimates                             13,740          112,485
                                                 -------        ---------

      Proved reserves, June 30, 2004             458,331        4,863,522
                                                 =======        =========

                               II-C Partnership
                               ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003             166,878        3,471,332
         Production                             (  4,506)      (   72,221)
         Revisions of previous
            estimates                              3,589            2,730
                                                 -------        ---------

      Proved reserves, March 31, 2004            165,961        3,401,841
         Production                             (  3,694)      (   86,749)
         Revisions of previous
            estimates                              3,479          170,517
                                                 -------        ---------

      Proved reserves, June 30, 2004             165,746        3,485,609
                                                 =======        =========

                                II-D Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003             205,493        8,820,151
         Production                             (  7,389)      (  173,189)
         Revisions of previous
            estimates                              6,907       (   94,156)
                                                 -------        ---------

      Proved reserves, March 31, 2004            205,011        8,552,806
         Production                             (  5,855)      (  163,105)
         Revisions of previous
            estimates                             15,572          282,953
                                                 -------        ---------

      Proved reserves, June 30, 2004             214,728        8,672,654
                                                 =======        =========


                                II-E Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003             185,726        4,993,342
         Production                             (  5,116)      (  113,320)
         Revisions of previous
            estimates                              1,450       (  101,967)
                                                 -------        ---------

      Proved reserves, March 31, 2004            182,060        4,778,055
         Production                             (  4,476)      (  103,692)
         Revisions of previous
            estimates                              6,525          199,399
                                                 -------        ---------

      Proved reserves, June 30, 2004             184,109        4,873,762
                                                 =======        =========

                                II-F Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003             294,371        3,805,394
         Production                             (  7,519)      (  123,018)
         Sale of minerals in place              (     63)               -
         Revisions of previous
            estimates                           (  4,418)      (    7,353)
                                                 -------        ---------

      Proved reserves, March 31, 2004            282,371        3,675,023
         Production                             (  6,001)      (   91,744)
         Revisions of previous
            estimates                             36,234          353,113
                                                 -------        ---------

      Proved reserves, June 30, 2004             312,604        3,936,392
                                                 =======        =========

                                II-G Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003             618,052        8,180,541
         Production                             ( 15,750)      (  262,468)
         Sale of minerals in place              (    134)               -
         Revisions of previous
            estimates                           (  9,228)      (   14,416)
                                                 -------        ---------

      Proved reserves, March 31, 2004            592,940        7,903,657
         Production                             ( 12,588)      (  194,394)
         Extensions and discoveries                6,476            5,914
         Revisions of previous
            estimates                             69,552          741,428
                                                 -------        ---------

      Proved reserves, June 30, 2004             656,380        8,456,605
                                                 =======        =========

                                II-H Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003             144,069        1,990,234
         Production                             (  3,652)      (   63,116)
         Sale of minerals in place              (     35)               -
         Revisions of previous
            estimates                           (  2,142)      (    2,552)
                                                 -------        ---------

      Proved reserves, March 31, 2004            138,240        1,924,566
         Production                             (  2,924)      (   47,729)
         Revisions of previous
            estimates                             17,620          177,037
                                                 -------        ---------

      Proved reserves, June 30, 2004             152,936        2,053,874
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

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of June 30, 2004, March 31, 2004 and December 31, 2003. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the gas prices in effect on the dates corresponding to the reserve valuations. Changes in the oil and gas prices cause the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to June 30, 2004. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at June 30, 2004 will actually be realized for such production.

                                    Net Present Value of Reserves
                              -----------------------------------------
      Partnership               6/30/04        3/31/04       12/31/03
      -----------             -----------    -----------    -----------
         II-A                 $21,115,991    $20,313,454    $20,047,342
         II-B                  15,637,846     14,949,817     15,115,632
         II-C                  10,133,039      9,577,982      9,758,125
         II-D                  21,971,710     21,350,681     21,844,999
         II-E                  12,983,558     12,187,913     12,587,969
         II-F                  12,778,200     11,523,515     11,765,661
         II-G                  27,691,402     25,027,012     25,544,825
         II-H                   6,533,029      5,898,194      6,022,844

                                         Oil and Gas Prices
                               ----------------------------------------
        Pricing                 6/30/04        3/31/04       12/31/03
      -----------              ----------    -----------    -----------
      Oil (Bbl)                $    33.75    $     32.50    $     29.25
      Gas (Mcf)                      6.04           5.63           5.77


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

      II-A PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                   2004             2003
                                                ----------       ----------
      Oil and gas sales                         $1,511,616       $1,571,019
      Oil and gas production expenses           $  374,315       $  324,821
      Barrels produced                              17,229           22,322
      Mcf produced                                 179,580          192,809
      Average price/Bbl                         $    35.19       $    27.07
      Average price/Mcf                         $     5.04       $     5.01

      As shown in the table above, total oil and gas sales decreased $59,403 (3.8%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Of this decrease, approximately $138,000 and $66,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by an increase of approximately $140,000 related to an increase in the average price of oil sold. Volumes of oil and gas sold decreased 5,093 barrels and 13,229 Mcf, respectively, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The decrease in volumes of oil sold was primarily due to (i) positive prior period volume adjustments made by the operators on several wells during the three months ended June 30, 2003 and
      (ii) normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $49,494 (15.2%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. This increase was primarily due to (i) workover expenses incurred on several wells during the three months ended June 30, 2004 and (ii) an increase in salt water disposal expenses on one significant well for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. As of the date of this Quarterly Report, management anticipates that saltwater disposal expenses will remain at approximately their current levels. As a percentage of oil and gas sales, these expenses increased to 24.8% for the three months ended June 30, 2004 from 20.7% for the three months ended June 30, 2003. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $535 (1.1%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. As a percentage of oil and gas sales, this expense increased to 3.2% for the three months ended June 30, 2004 from 3.1% for the three months ended June 30, 2003.

      General and administrative expenses increased $9,910 (7.1%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. As a percentage of oil and gas sales, these expenses increased to 9.9% for the three months ended June 30, 2004 from 8.9% for the three months ended June 30, 2003. This percentage increase was primarily due to the dollar increase in general and administrative expenses.

      SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003.

                                                 Six Months Ended June 30,
                                                ---------------------------
                                                   2004             2003
                                                ----------       ----------
      Oil and gas sales                         $2,840,768       $3,046,076
      Oil and gas production expenses           $  730,260       $  698,326
      Barrels produced                              34,852           38,568
      Mcf produced                                 342,261          375,652
      Average price/Bbl                         $    33.18       $    28.31
      Average price/Mcf                         $     4.92       $     5.20

      As shown in the table above, total oil and gas sales decreased $205,308 (6.7%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Of this decrease, approximately (i) $105,000 and $174,000, respectively, were related to decreases in volumes of oil and gas sold and (ii) $96,000 was related to a decrease in the average price of gas sold. These decreases were partially offset by an increase of approximately $170,000 related to an increase in the average price of oil sold. Volumes of oil and gas sold decreased 3,716 barrels and 33,391 Mcf, respectively, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $31,934 (4.6%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. This increase was primarily due to (i) workover expenses incurred on several wells during the six months ended June 30, 2004 and (ii) an increase in salt water disposal expenses on one significant well for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. As of the date of this Quarterly Report, management anticipates that saltwater disposal expenses will remain at approximately their current levels. As a percentage of oil and gas sales, these expenses increased to 25.7% for the six months ended June 30, 2004 from 22.9% for the six months ended June 30, 2003. This percentage increase was primarily due to (i) the dollar increase in oil and gas production expenses and (ii) the decrease in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $10,387 (9.7%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. As a percentage of oil and gas sales, this expense decreased to 3.4% for the six months ended June 30, 2004 from 3.5% for the six months ended June 30, 2003.

      General and administrative expenses increased $7,154 (2.5%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. As a percentage of oil and gas sales, these expenses increased to 10.3% for the six months ended June 30, 2004 from 9.4% for the six months ended June 30, 2003.

      The Limited  Partners have received  cash  distributions  through June 30,
      2004  totaling   $59,378,357  or  122.61%  of  Limited  Partners'  capital
      contributions.

      II-B PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                   2004             2003
                                                ----------       ----------
      Oil and gas sales                         $1,110,599       $1,014,577
      Oil and gas production expenses           $  277,179       $  247,007
      Barrels produced                              10,439            9,804
      Mcf produced                                 154,801          151,089
      Average price/Bbl                         $    36.27       $    27.55
      Average price/Mcf                         $     4.73       $     4.93

      As shown in the table above, total oil and gas sales increased $96,022 (9.5%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Of this increase, approximately (i) $91,000 was related to an increase in the average price of oil sold and (ii) $17,000 and $18,000, respectively, were related to increases in volumes of oil and gas sold. These increases were partially offset by a decrease of approximately $30,000 related to a decrease in the average price of gas sold. Volumes of oil and gas sold increased 635 barrels and 3,712 Mcf, respectively, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The increase in volumes of oil sold was primarily due to an increase in production on one significant well due to the successful workover of that well during mid 2003. This increase was partially offset by (i) normal declines in production and (ii) a positive prior period volume adjustment made by the operator on one significant well during the three months ended June 30, 2003. The increase in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the operator on two significant wells during the three months ended June 30, 2004 and (ii) an increase in production on one significant well following successful repairs during mid 2003. These increases were partially offset by normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $30,172 (12.2%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. This increase was primarily due to (i) an increase in salt water disposal expenses on two significant wells for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 and (ii) workover expenses incurred on several wells during the three months ended June 30, 2004. These increases were partially offset by a decrease in production taxes due to positive prior period adjustments made by the operator on several wells during the three months ended June 30, 2003. As of the date of this Quarterly Report, management anticipates that saltwater disposal expenses will remain at approximately their current levels. As a percentage of oil and gas sales, these expenses increased to 25.0% for the three months ended June 30, 2004 from 24.3% for the three months ended June 30, 2003.

      Depreciation, depletion, and amortization of oil and gas properties decreased $10,253 (20.9%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. This decrease was primarily due to upward revisions in the estimates of remaining oil reserves at June 30, 2004 as compared to June 30, 2003. As a percentage of oil and gas sales, this expense decreased to 3.5% for the three months ended June 30, 2004 from 4.8% for the three months ended June 30, 2003. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $9,022 (8.4%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. As a percentage of oil and gas sales, these expenses decreased to 10.4% for the three months ended June 30, 2004 from 10.5% for the three months ended June 30, 2003.

      SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003.

                                                 Six Months Ended June 30,
                                                ---------------------------
                                                   2004             2003
                                                ----------       ----------
      Oil and gas sales                         $2,078,080       $2,038,060
      Oil and gas production expenses           $  542,079       $  490,833
      Barrels produced                              22,274           19,845
      Mcf produced                                 279,372          288,611
      Average price/Bbl                         $    34.27       $    28.93
      Average price/Mcf                         $     4.71       $     5.07

      As shown in the table above, total oil and gas sales increased $40,020 (2.0%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Of this increase, approximately (i) $119,000 was related to an increase in the average price of oil sold and (ii) $70,000 was related to an increase in volumes of oil sold. These increases were partially offset by decreases of approximately (i) $102,000 related to a decrease in the average price of gas sold and (ii) $47,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 2,429 barrels, while volumes of gas sold decreased 9,239 Mcf for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The increase in volumes of oil sold was primarily due to an increase in production on one significant well due to the successful workover of that well during mid 2003, which increase was partially offset by normal declines in production. The decrease in volumes of gas sold was primarily due to normal declines in production. This decrease was partially offset by (i) positive prior period volume adjustments made by the operators on several wells during the six months ended June 30, 2004 and (ii) an increase in production on one significant well following successful repairs during mid 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $51,246 (10.4%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. This increase was primarily due to (i) an increase in salt water disposal expenses on two significant wells for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 and (ii) workover expenses incurred on several wells during the six months ended June 30, 2004. These increases were partially offset by a decrease in production taxes due to positive prior period adjustments made by the operators on several other wells during the six months ended June 30, 2003. As of the date of this Quarterly Report, management anticipates that saltwater disposal expenses will remain at approximately their current levels. As a percentage of oil and gas sales, these expenses increased to 26.1% for the six months ended June 30, 2004 from 24.1% for the six months ended June 30, 2003.

      Depreciation, depletion, and amortization of oil and gas properties decreased $16,534 (18.6%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. This decrease was primarily due to upward revisions in the estimates of remaining oil reserves at June 30, 2004 as compared to June 30, 2003. As a percentage of oil and gas sales, this expense decreased to 3.5% for the six months ended June 30, 2004 from 4.4% for the six months ended June 30, 2003. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $5,715 (2.6%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. As a percentage of oil and gas sales, these expenses increased to 10.8% for the six months ended June 30, 2004 from 10.7% for the six months ended June 30, 2003.

      The Limited  Partners have received  cash  distributions  through June 30,
      2004  totaling   $42,697,916  or  118.04%  of  Limited  Partners'  capital
      contributions.

      II-C PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    2004             2003
                                                  --------         --------
      Oil and gas sales                           $536,417         $512,079
      Oil and gas production expenses             $125,782         $125,320
      Barrels produced                               3,694            3,261
      Mcf produced                                  86,749           93,177
      Average price/Bbl                           $  36.38         $  28.74
      Average price/Mcf                           $   4.63         $   4.49

      As shown in the table above, total oil and gas sales increased $24,338 (4.8%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Of this increase, approximately (i) $28,000 and $13,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $12,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $29,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 433 barrels, while volumes of gas sold decreased 6,428 Mcf for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The increase in volumes of oil sold was primarily due to (i) an increase in production on one significant well due to the successful workover of that well during mid 2003 and (ii) a negative prior period volume adjustment made by the operator on another significant well during the three months ended June 30, 2003. These increases were partially offset by normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the three months ended June 30, 2004 and 2003. As a percentage of oil and gas sales, these expenses decreased to 23.4% for the three months ended June 30, 2004 from 24.5% for the three months ended June 30, 2003.

      Depreciation, depletion, and amortization of oil and gas properties decreased $2,325 (10.6%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. This decrease was primarily due to the abandonment of one significant well during the three months ended June 30, 2003 due to severe mechanical problems. As a percentage of oil and gas sales, this expense decreased to 3.7% for the three months ended June 30, 2004 from 4.3% for the three months ended June 30, 2003. This percentage decrease was primarily due to the dollar decrease in deprecation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $7,522 (14.8%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. As a percentage of oil and gas sales, this expense increased to 10.9% for the three months ended June 30, 2004 from 9.9% for the three months ended June 30, 2003. This percentage increase was primarily due to the dollar increase in general and administrative expenses.

      SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                     2004           2003
                                                  ----------     ----------
      Oil and gas sales                           $1,017,437     $1,035,313
      Oil and gas production expenses             $  255,705     $  242,203
      Barrels produced                                 8,200          7,038
      Mcf produced                                   158,970        171,326
      Average price/Bbl                           $    34.14     $    29.13
      Average price/Mcf                           $     4.64     $     4.85

      As shown in the table above, total oil and gas sales decreased $17,876 (1.7%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Of this decrease, approximately (i) $60,000 was related to a decrease in volumes of gas sold and (ii) $33,000 was related to a decrease in the average price of gas sold. These decreases were partially offset by increases of approximately (i) $41,000 related to an increase in the average price of oil sold and (ii) $34,000 related to an increase in volumes of oil sold. Volumes of oil sold increased 1,162 barrels, while volumes of gas sold decreased 12,356 Mcf for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The increase in volumes of oil sold was primarily due to an increase in production on one significant well due to the successful workover of that well during mid
      2003,   which  increase  was  partially   offset  by  normal  declines  in
      production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $13,502 (5.6%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. This increase was primarily due to (i) workover expenses incurred on two significant wells during the six months ended June 30, 2004 and (ii) an increase in salt water disposal expenses on one significant well during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. As of the date of this Quarterly Report, management anticipates that saltwater disposal expenses will remain at approximately their current levels. As a percentage of oil and gas sales, these expenses increased to 25.1% for the six months ended June 30, 2004 from 23.4% for the six months ended June 30, 2003.

      Depreciation, depletion, and amortization of oil and gas properties decreased $6,829 (14.9%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. This decrease was primarily due to the abandonment of one significant well during the six months ended June 30, 2003 due to severe mechanical problems. As a percentage of oil and gas sales, this expense decreased to 3.8% for the six months ended June 30, 2004 from 4.4% for the six months ended June 30, 2003. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $3,289 (3.2%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. As a percentage of oil and gas sales, this expense increased to 10.6% for the six months ended June 30, 2004 from 10.1% for the six months ended June 30, 2003.

      The Limited  Partners have received  cash  distributions  through June 30,
      2004  totaling   $20,029,686  or  129.54%  of  Limited  Partners'  capital
      contributions.

      II-D PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                   2004             2003
                                                ----------       ----------
      Oil and gas sales                         $1,037,272       $1,001,063
      Oil and gas production expenses           $  292,088       $  273,210
      Barrels produced                               5,855            3,172
      Mcf produced                                 163,105          218,619
      Average price/Bbl                         $    37.09       $    29.70
      Average price/Mcf                         $     5.03       $     4.15

      As shown in the table above, total oil and gas sales increased $36,209 (3.6%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Of this increase, approximately (i) $43,000 and $143,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $80,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $230,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 2,683 barrels, while volumes of gas sold decreased 55,514 Mcf for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The increase in volumes of oil sold was primarily due to (i) a negative prior period volume adjustment made by the operator on one significant well during the three months ended June 30, 2003 and (ii) an increase in production on another significant well due to the successful workover of that well during late 2003. The decrease in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the operator on two significant wells during the three months ended June 30, 2003 and (ii) normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $18,878 (6.9%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. This increase was primarily due to workover expenses incurred on several wells during the three months ended June 30, 2004. This increase was partially offset by workover expenses incurred on several other wells during the three months ended June 30, 2003. As a percentage of oil and gas sales, these expenses increased to 28.2% for the three months ended June 30, 2004 from 27.3% for the three months ended June 30, 2003.

      Depreciation, depletion, and amortization of oil and gas properties decreased $10,777 (15.3%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. This decrease was primarily due to (i) the abandonment of one significant well during 2003 due to severe mechanical problems and (ii) the decrease in volumes of gas sold. These decreases were partially offset by another significant well being fully depleted during the three months ended June 30, 2004 due to lack of remaining reserves. As a percentage of oil and gas sales, this expense decreased to 5.7% for the three months ended June 30, 2004 from 7.0% for the three months ended June 30, 2003. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $8,683 (9.2%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. As a percentage of oil and gas sales, these expenses increased to 9.9% for the three months ended June 30, 2004 from 9.4% for the three months ended June 30, 2003.

      SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003.

                                                 Six Months Ended June 30,
                                                ---------------------------
                                                   2004             2003
                                                ----------       ----------
      Oil and gas sales                         $2,108,155       $2,043,771
      Oil and gas production expenses           $  558,426       $  505,166
      Barrels produced                              13,244            9,902
      Mcf produced                                 336,294          382,781
      Average price/Bbl                         $    34.15       $    29.65
      Average price/Mcf                         $     4.92       $     4.57

      As shown in the table above, total oil and gas sales increased $64,384 (3.2%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Of this increase, approximately (i) $60,000 and $118,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $99,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $213,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 3,342 barrels, while volumes of gas sold decreased 46,487 Mcf for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The increase in volumes of oil sold was primarily due to (i) a negative prior period volume adjustment made by the operator on one significant well during the six months ended June 30, 2003 and (ii) an increase in production on another significant well following the successful workover of that well during late 2003. The decrease in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the operator on two significant wells during the six months ended June 30, 2003 and (ii) normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $53,260 (10.5%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. This increase was primarily due to workover expenses incurred on several wells during the six months ended June 30, 2004. This increase was partially offset by workover expenses incurred on several other wells during the six months ended June 30, 2003. As a percentage of oil and gas sales, these expenses increased to 26.5% for the six months ended June 30, 2004 from 24.7% for the six months ended June 30, 2003.

      Depreciation, depletion, and amortization of oil and gas properties decreased $23,318 (15.4%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. This decrease was primarily due to (i) the abandonment of one significant well during the six months ended June 30, 2003 due to severe mechanical problems and (ii) the decrease in volumes of gas sold. These decreases were partially offset by one significant well being fully depleted during the six months ended June 30, 2004 due to lack of remaining reserves. As a percentage of oil and gas sales, this expense decreased to 6.1% for the six months ended June 30, 2004 from 7.4% for the six months ended June 30, 2003. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $5,167 (2.7%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. As a percentage of oil and gas sales, these expenses remained constant at 9.4% for the six months ended June 30, 2004 and 2003.

      The Limited  Partners have received  cash  distributions  through June 30,
      2004  totaling   $41,974,903  or  133.31%  of  Limited  Partners'  capital
      contributions.

      II-E PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                  2004               2003
                                                --------           --------
      Oil and gas sales                         $718,092           $774,082
      Oil and gas production expenses           $150,189           $142,077
      Barrels produced                             4,476              4,892
      Mcf produced                               103,692            125,153
      Average price/Bbl                         $  36.51           $  26.00
      Average price/Mcf                         $   5.35           $   5.17

      As shown in the table above, total oil and gas sales decreased $55,990 (7.2%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Of this decrease, approximately $11,000 and $111,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of approximately $47,000 and $19,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 416 barrels and 21,461 Mcf for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The decrease in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the operators on several wells during the three months ended June 30, 2003 and (ii) normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $8,112 (5.7%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. This increase was primarily due to workover expenses incurred on one significant well during the three months ended June 30, 2004, which increase was partially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 20.9% for the three months ended June 30, 2004 from 18.4% for the three months ended June 30, 2003. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $16,140 (64.3%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. This increase was primarily due to downward revisions in the estimates of remaining oil and gas reserves at June 30, 2004 as compared to June 30, 2003. As a percentage of oil and gas sales, this expense increased to 5.7% for the three months ended June 30, 2004 from 3.2% for the three months ended June 30, 2003. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $6,267 (8.6%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. As a percentage of oil and gas sales, these expenses increased to 11.0% for the three months ended June 30, 2004 from 9.4% for the three months ended June 30, 2003. This percentage increase was primarily due to the dollar increase in general and administrative expenses.

      SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003.

                                                Six Months Ended June 30,
                                                -------------------------
                                                   2004             2003
                                                ----------       ----------
      Oil and gas sales                         $1,419,422       $1,526,763
      Oil and gas production expenses           $  310,106       $  330,320
      Barrels produced                               9,592           10,211
      Mcf produced                                 217,012          236,368
      Average price/Bbl                         $    34.03       $    28.60
      Average price/Mcf                         $     5.04       $     5.22

      As shown in the table above, total oil and gas sales decreased $107,341 (7.0%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Of this decrease, approximately (i) $18,000 and $101,000, respectively, were related to decreases in volumes of oil and gas sold and (ii) $40,000 was related to a decrease in the average price of gas sold. These decreases were partially offset by an increase of approximately $52,000 related to an increase in the average price of oil sold. Volumes of oil and gas sold decreased 619 barrels and 19,356 Mcf, respectively, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $20,214 (6.1%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. This decrease was primarily due to (i) a positive prior period lease operating expense adjustment on one significant well during the six months ended June 30, 2003 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. These decreases were partially offset by workover expenses incurred on one significant well during the six months ended June 30, 2004. As a percentage of oil and gas sales, these expenses increased to 21.8% for the six months ended June 30, 2004 from 21.6% for the six months ended June 30, 2003.

      Depreciation, depletion, and amortization of oil and gas properties increased $128,271 (211.8%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. This increase was primarily due to one significant well being fully depleted during the six months ended June 30, 2004 due to lack of remaining reserves. As a percentage of oil and gas sales, this expense increased to 13.3% for the six months ended June 30, 2004 from 4.0% for the six months ended June 30, 2003. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $3,299 (2.2%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. As a percentage of oil and gas sales, these expenses increased to 10.6% for the six months ended June 30, 2004 from 9.6% for the six months ended June 30, 2003. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2004  totaling   $29,442,574  or  128.67%  of  Limited  Partners'  capital
      contributions.

      II-F PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                  2004               2003
                                                --------           --------
      Oil and gas sales                         $686,089           $729,504
      Oil and gas production expenses           $103,652           $142,634
      Barrels produced                             6,001              6,664
      Mcf produced                                91,744            111,604
      Average price/Bbl                         $  34.79           $  26.56
      Average price/Mcf                         $   5.20           $   4.95

      As shown in the table above, total oil and gas sales decreased $43,415 (6.0%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Of this decrease, approximately $17,000 and $98,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of approximately $49,000 and $23,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 663 barrels and 19,860 Mcf, respectively, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The decrease in volumes of oil sold was primarily due to a positive prior period volume adjustment made by the operator on one significant well during the three months ended June 30, 2003. The decrease in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the operators on two significant wells during the three months ended June 30, 2003 and (ii) normal declines in production. These decreases were partially offset by an increase in volumes of gas sold due to the payout of one non-consent well.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $38,982 (27.3%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. This decrease was primarily due to (i) workover expenses incurred on several wells during the three months ended June 30, 2003 and (ii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold. These decreases were partially offset by workover expenses incurred on one significant well during the three months ended June 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 15.1% for the three months ended June 30, 2004 from 19.6% for the three months ended June 30, 2003. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $6,129 (21.7%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 3.2% for the three months ended June 30, 2004 from 3.9% for the three months ended June 30, 2003. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $6,877 (12.3%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. As a percentage of oil and gas sales, these expenses increased to 9.2% for the three months ended June 30, 2004 from 7.7% for the three months ended June 30, 2003. This percentage increase was primarily due to the dollar increase in general and administrative expenses.

      SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003.

                                                 Six Months Ended June 30,
                                                ---------------------------
                                                  2004              2003
                                                ----------       ----------
      Oil and gas sales                         $1,468,999       $1,470,221
      Oil and gas production expenses           $  241,905       $  312,595
      Barrels produced                              13,520           13,515
      Mcf produced                                 214,762          223,169
      Average price/Bbl                         $    32.50       $    28.29
      Average price/Mcf                         $     4.79       $     4.87

      As shown in the table above, total oil and gas sales remained relatively constant for the six months ended June 30, 2004 and 2003. Decreases of approximately (i) $41,000 related to a decrease in volumes of gas sold and
      (ii) $17,000 related to a decrease in the average price of gas sold were substantially offset by an increase of approximately $57,000 related to an increase in the average price of oil sold. Volumes of oil sold increased 5 barrels, while volumes of gas sold decreased 8,407 Mcf for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The decrease in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the operators on two significant wells during the six months ended June 30, 2003 and (ii) normal declines in production. These decreases were partially offset by an increase in volumes of gas sold due to the payout of one non-consent well.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $70,690 (22.6%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. This decrease was primarily due to (i) workover expenses incurred on several wells during the six months ended June 30, 2003 and (ii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold. These decreases were partially offset by workover expenses incurred on one significant well during the six months ended June 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 16.5% for the six months ended June 30, 2004 from 21.3% for the six months ended June 30, 2003. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $15,935 (22.6%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at June 30, 2004 as compared to June 30, 2003 and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 3.7% for the six months ended June 30, 2004 from 4.8% for the six months ended June 30, 2003. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $2,626 (2.3%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. As a percentage of oil and gas sales, these expenses increased to 8.0% for the six months ended June 30, 2004 from 7.8% for the six months ended June 30, 2003.

      The Limited  Partners have received  cash  distributions  through June 30,
      2004  totaling   $24,227,051  or  141.35%  of  Limited  Partners'  capital
      contributions.

      II-G PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                   2004              2003
                                                ----------       ----------
      Oil and gas sales                         $1,462,219       $1,556,629
      Oil and gas production expenses           $  224,756       $  304,690
      Barrels produced                              12,588           13,985
      Mcf produced                                 194,394          238,346
      Average price/Bbl                         $    34.79       $    26.57
      Average price/Mcf                         $     5.27       $     4.97

      As shown in the table above, total oil and gas sales decreased $94,410 (6.1%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Of this decrease, approximately $37,000 and $219,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of approximately $104,000 and $58,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 1,397 barrels and 43,952 Mcf, respectively, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The decrease in volumes of oil sold was primarily due to a positive prior period volume adjustment made by the operator on one significant well during the three months ended June 30, 2003. The decrease in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the operators on two significant wells during the three months ended June 30, 2003 and (ii) normal declines in production. These decreases were partially offset by an increase in volumes of gas sold due to the payout of one non-consent well.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $79,934 (26.2%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. This decrease was primarily due to (i) workover expenses incurred on several wells during the three months ended June 30, 2003 and (ii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold. These decreases were partially offset by workover expenses incurred on one significant well during the three months ended June 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 15.4% for the three months ended June 30, 2004 from 19.6% for the three months ended June 30, 2003. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $13,225 (22.0%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 3.2% for the three months ended June 30, 2004 from 3.9% for the three months ended June 30, 2003. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $8,332 (7.5%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. As a percentage of oil and gas sales, these expenses increased to 8.1% for the three months ended June 30, 2004 from 7.1% for the three months ended June 30, 2003. This percentage increase was primarily due to the dollar increase in general and administrative expenses.

      SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003.

                                                Six Months Ended June 30,
                                                ---------------------------
                                                   2004              2003
                                                ----------       ----------
      Oil and gas sales                         $3,124,416       $3,125,482
      Oil and gas production expenses           $  520,053       $  666,180
      Barrels produced                              28,338           28,341
      Mcf produced                                 456,862          475,363
      Average price/Bbl                         $    32.51       $    28.29
      Average price/Mcf                         $     4.82       $     4.89

      As shown in the table above, total oil and gas sales remained relatively constant for the six months ended June 30, 2004 and 2003. Decreases of approximately (i) $90,000 related to a decrease in volumes of gas sold and
      (ii) $30,000 related to a decrease in the average price of gas sold were substantially offset by an increase of approximately $120,000 related to an increase in the average price of oil sold. Volumes of oil and gas sold decreased 3 barrels and 18,501 Mcf, respectively, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The decrease in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the operators on two significant wells during the six months ended June 30, 2003 and (ii) normal declines in production. These decreases were partially offset by an increase in volumes of gas sold due to the payout of one non-consent well.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $146,127 (21.9%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. This decrease was primarily due to (i) workover expenses incurred on several wells during the six months ended June 30, 2003 and (ii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold. These decreases were partially offset by workover expenses incurred on one significant well during the six months ended June 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 16.6% for the six months ended June 30, 2004 from 21.3% for the six months ended June 30, 2003. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $33,009 (22.0%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at June 30, 2004 as compared to June 30, 2003 and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 3.8% for the six months ended June 30, 2004 from 4.8% for the six months ended June 30, 2003. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $4,980 (2.2%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. As a percentage of oil and gas sales, these expenses increased to 7.4% for the six months ended June 30, 2004 from 7.2% for the six months ended June 30, 2003.

      The Limited  Partners have received  cash  distributions  through June 30,
      2004  totaling   $50,586,371  or  135.92%  of  Limited  Partners'  capital
      contributions.

      II-H PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                  2004               2003
                                                --------           --------
      Oil and gas sales                         $351,848           $373,776
      Oil and gas production expenses           $ 55,315           $ 73,153
      Barrels produced                             2,924              3,254
      Mcf produced                                47,729             57,382
      Average price/Bbl                         $  34.81           $  26.60
      Average price/Mcf                         $   5.24           $   5.01

      As shown in the table above, total oil and gas sales decreased $21,928 (5.9%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Of this decrease, approximately $9,000 and $48,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of approximately $24,000 and $11,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 330 barrels and 9,653 Mcf, respectively, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The decrease in volumes of oil sold was primarily due to a positive prior period volume adjustment made by the operator on one significant well during the three months ended June 30, 2003. The decrease in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the operators on two significant wells during the three months ended June 30, 2003 and (ii) normal declines in production. These decreases were partially offset by an increase in volumes of gas sold due to the payout of one non-consent well.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $17,838 (24.4%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. This decrease was primarily due to (i) workover expenses incurred on several wells during the three months ended June 30, 2003 and (ii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold. These decreases were partially offset by workover expenses incurred on one significant well during the three months ended June 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 15.7% for the three months ended June 30, 2004 from 19.6% for the three months ended June 30, 2003. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $3,062 (21.6%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 3.2% for the three months ended June 30, 2004 from 3.8% for the three months ended June 30, 2003. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $6,296 (18.3%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. As a percentage of oil and gas sales, these expenses increased to 11.5% for the three months ended June 30, 2004 from 9.2% for the three months ended June 30, 2003. This percentage increase was primarily due to the dollar increase in general and administrative expenses.

      SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003.

                                                 Six Months Ended June 30,
                                                ---------------------------
                                                  2004               2003
                                                --------           --------
      Oil and gas sales                         $748,081           $744,784
      Oil and gas production expenses           $126,365           $159,344
      Barrels produced                             6,576              6,584
      Mcf produced                               110,845            113,800
      Average price/Bbl                         $  32.53           $  28.30
      Average price/Mcf                         $   4.82           $   4.91

      As shown in the table above, total oil and gas sales remained relatively constant for the six months ended June 30, 2004 and 2003. Decreases of approximately (i) $15,000 related to a decrease in volumes of gas sold and
      (ii) $10,000 related to a decrease in the average price of gas sold were substantially offset by an increase of approximately $28,000 related to an increase in the average price of oil sold. Volumes of oil and gas sold decreased 8 barrels and 2,955 Mcf, respectively, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The decrease in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the operators on two significant wells during the six months ended June 30, 2003 and (ii) normal declines in production. These decreases were partially offset by an increase in volumes of gas sold due to the payout of one non-consent well.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $32,979 (20.7%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. This decrease was primarily due to (i) workover expenses incurred on several wells during the six months ended June 30, 2003 and (ii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold. These decreases were partially offset by workover expenses incurred on one significant well during the six months ended June 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 16.9% for the six months ended June 30, 2004 from 21.4% for the six months ended June 30, 2003. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $7,136 (20.2%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at June 30, 2004 as compared to June 30, 2003 and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 3.8% for the six months ended June 30, 2004 from 4.7% for the six months ended June 30, 2003. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $1,687 (2.4%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. As a percentage of oil and gas sales, these expenses increased to 9.7% for the six months ended June 30, 2004 from 9.5% for the six months ended June 30, 2003.

      The Limited  Partners have received  cash  distributions  through June 30,
      2004  totaling   $11,759,364  or  128.22%  of  Limited  Partners'  capital
      contributions.

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

                                (Registrant)

                                BY:   GEODYNE RESOURCES, INC.

                                      General Partner


Date:  August 13, 2004          By:       /s/Dennis R. Neill
                                   --------------------------------
                                         (Signature)
                                         Dennis R. Neill
                                         President


Date:  August 13, 2004          By:      /s/Craig D. Loseke
                                   --------------------------------
                                        (Signature)
                                        Craig D. Loseke
                                        Chief Accounting Officer

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