Form 10-Q
period 2004-09-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP II A; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-E; GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-G; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-H
filed 2004-11-12
CIK 824894, 826345, 833054, 833526, 842881, 850506, 851724, 854062

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004

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
                        Yes     X               No
                            ------                    ------
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                        Yes                     No     X
                            ------                    ------

                               PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                             September 30,     December 31,
                                                 2004              2003
                                             -------------     ------------
CURRENT ASSETS:
   Cash and cash equivalents                   $1,550,286       $1,428,609
   Accounts receivable:
      Oil and gas sales                           948,775          761,616
                                               ----------       ----------
        Total current assets                   $2,499,061       $2,190,225

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                2,148,179        2,232,731

DEFERRED CHARGE                                   647,465          650,100
                                               ----------       ----------
                                               $5,294,705       $5,073,056
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  194,167       $  264,588
   Accrued liability - other (Note 1)              26,672           26,672
   Gas imbalance payable                           74,981           91,463
   Asset retirement obligation -
      current (Note 1)                             15,007            9,874
                                               ----------       ----------
        Total current liabilities              $  310,827       $  392,597

LONG-TERM LIABILITIES:
   Accrued liability                           $  211,277       $  207,595
   Asset retirement obligation
      (Note 1)                                    270,111          268,040
                                               ----------       ----------
        Total long-term liabilities            $  481,388       $  475,635

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  195,657)     ($  232,071)
   Limited Partners, issued and
      outstanding, 484,283 units                4,698,147        4,436,895
                                               ----------       ----------
        Total Partners' capital                $4,502,490       $4,204,824
                                               ----------       ----------
                                               $5,294,705       $5,073,056
                                               ==========       ==========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                 2004              2003
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,504,390        $1,309,670
   Interest income                                 2,633             1,993
                                              ----------        ----------
                                              $1,507,023        $1,311,663

COSTS AND EXPENSES:
   Lease operating                            $  250,642        $  262,604
   Production tax                                 80,778            75,340
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  47,147            59,426
   General and administrative
      (Note 2)                                   133,468           143,626
                                              ----------        ----------
                                              $  512,035        $  540,996
                                              ----------        ----------

NET INCOME                                    $  994,988        $  770,667
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  103,479        $   82,216
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  891,509        $  688,451
                                              ==========        ==========
NET INCOME per unit                           $     1.84        $     1.42
                                              ==========        ==========
UNITS OUTSTANDING                                484,283           484,283
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                 2004              2003
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $4,345,158        $4,355,746
   Interest income                                 5,814             5,244
                                              ----------        ----------
                                              $4,350,972        $4,360,990

COSTS AND EXPENSES:
   Lease operating                            $  821,266        $  780,795
   Production tax                                240,414           255,475
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 143,790           166,456
   General and administrative
      (Note 2)                                   425,933           428,937
                                              ----------        ----------
                                              $1,631,403        $1,631,663
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $2,719,569        $2,729,327

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -             5,849
                                              ----------        ----------

NET INCOME                                    $2,719,569        $2,735,176
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  284,317        $  287,448
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $2,435,252        $2,447,728
                                              ==========        ==========
NET INCOME per unit                           $     5.03        $     5.05
                                              ==========        ==========
UNITS OUTSTANDING                                484,283           484,283
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


                                                   2004            2003
                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $2,719,569      $2,735,176
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                             -     (     5,849)
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 143,790         166,456
      Increase in accounts receivable -
        oil and gas sales                      (   187,159)    (   149,882)
     Decrease in deferred charge                     2,635               -
      Decrease in accounts payable             (    91,944)    (    88,161)
      Decrease in gas imbalance payable        (    16,482)              -
      Increase in accrued liability                  3,682               -
                                                ----------      ----------
Net cash provided by operating
   activities                                   $2,574,091      $2,657,740
                                                ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   35,173)    ($   86,629)
   Proceeds from sale of oil and
      gas properties                                 4,662               -
                                                ----------      ----------
Net cash used by investing
   activities                                  ($   30,511)    ($   86,629)
                                                ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($2,421,903)    ($2,042,418)
                                                ----------      ----------
Net cash used by financing
   activities                                  ($2,421,903)    ($2,042,418)
                                                ----------      ----------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $  121,677      $  528,693

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           1,428,609         794,035
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $1,550,286      $1,322,728
                                                ==========      ==========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 2004              2003
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $1,117,231        $  933,790
   Accounts receivable:
      Oil and gas sales                          675,430           546,637
                                              ----------        ----------
        Total current assets                  $1,792,661        $1,480,427

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,594,298         1,683,184

DEFERRED CHARGE                                  247,727           238,135
                                              ----------        ----------
                                              $3,634,686        $3,401,746
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  139,584        $  154,705
   Gas imbalance payable                          17,724            47,276
   Asset retirement obligation -
      current (Note 1)                            16,434            13,046
                                              ----------        ----------
        Total current liabilities             $  173,742        $  215,027

LONG-TERM LIABILITIES:
   Accrued liability                          $   64,613        $   48,773
   Asset retirement obligation
      (Note 1)                                   190,876           189,095
                                              ----------        ----------
        Total long-term liabilities           $  255,489        $  237,868

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  230,678)      ($  254,807)
   Limited Partners, issued and
      outstanding, 361,719 units               3,436,133         3,203,658
                                              ----------        ----------
        Total Partners' capital               $3,205,455        $2,948,851
                                              ----------        ----------
                                              $3,634,686        $3,401,746
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                 2004             2003
                                              ----------        --------

REVENUES:
   Oil and gas sales                          $1,116,621        $929,557
   Interest income                                 1,784           1,216
                                              ----------        --------
                                              $1,118,405        $930,773

COSTS AND EXPENSES:
   Lease operating                            $  184,346        $194,275
   Production tax                                 63,056          53,481
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  40,752          46,078
   General and administrative
      (Note 2)                                   100,015         107,534
                                              ----------        --------
                                              $  388,169        $401,368
                                              ----------        --------

NET INCOME                                    $  730,236        $529,405
                                              ==========        ========
GENERAL PARTNER - NET INCOME                  $   76,512        $ 56,966
                                              ==========        ========
LIMITED PARTNERS - NET INCOME                 $  653,724        $472,439
                                              ==========        ========
NET INCOME per unit                           $     1.81        $   1.31
                                              ==========        ========
UNITS OUTSTANDING                                361,719         361,719
                                              ==========        ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                 2004              2003
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $3,194,701        $2,967,617
   Interest income                                 4,006             3,272
                                              ----------        ----------
                                              $3,198,707        $2,970,889

COSTS AND EXPENSES:
   Lease operating                            $  599,340        $  549,821
   Production tax                                190,141           188,768
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 112,977           134,837
   General and administrative
      (Note 2)                                   323,758           325,562
                                              ----------        ----------
                                              $1,226,216        $1,198,988
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $1,972,491        $1,771,901

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                            -              4,347
                                             ----------         ----------

NET INCOME                                    $1,972,491        $1,776,248
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  207,016        $  189,042
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,765,475        $1,587,206
                                              ==========        ==========
NET INCOME per unit                           $     4.88        $     4.39
                                              ==========        ==========
UNITS OUTSTANDING                                361,719           361,719
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                    2004           2003
                                                ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $1,972,491     $1,776,248
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                              -    (     4,347)
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  112,977        134,837
      Increase in accounts receivable -
        oil and gas sales                       (   128,793)   (    76,141)
      Increase in deferred charge               (     9,592)             -
      Decrease in accounts payable              (    28,900)   (    24,245)
      Decrease in gas imbalance payable         (    29,552)             -
      Increase in accrued liability                  15,840              -
                                                 ----------     ----------
Net cash provided by operating
   activities                                    $1,904,471     $1,806,352
                                                 ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($    5,143)   ($   12,676)
   Proceeds from sale of oil and gas
      properties                                          -          1,084
                                                 ----------     ----------
Net cash used by investing
   activities                                   ($    5,143)   ($   11,592)
                                                 ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($1,715,887)   ($1,398,721)
                                                 ----------     ----------
Net cash used by financing
   activities                                   ($1,715,887)   ($1,398,721)
                                                 ----------     ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $  183,441     $  396,039

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              933,790        478,067
                                                 ----------     ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $1,117,231     $  874,106
                                                 ==========     ==========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 2004              2003
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  528,729       $  467,560
   Accounts receivable:
      Oil and gas sales                           320,132          267,786
                                               ----------       ----------
        Total current assets                   $  848,861       $  735,346

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  735,028          786,821

DEFERRED CHARGE                                   122,506          123,244
                                               ----------       ----------
                                               $1,706,395       $1,645,411
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   51,280       $   69,889
   Gas imbalance payable                            8,624           25,952
   Asset retirement obligation -
      current (Note 1)                             10,460            8,575
                                               ----------       ----------
        Total current liabilities              $   70,364       $  104,416

LONG-TERM LIABILITIES:
   Accrued liability                           $   42,239       $   35,434
   Asset retirement obligation
      (Note 1)                                     62,817           62,598
                                               ----------       ----------
        Total long-term liabilities            $  105,056       $   98,032

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   96,873)     ($  106,418)
   Limited Partners, issued and
      outstanding, 154,621 units                1,627,848        1,549,381
                                               ----------       ----------
        Total Partners' capital                $1,530,975       $1,442,963
                                               ----------       ----------
                                               $1,706,395       $1,645,411
                                               ==========       ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                2004              2003
                                              --------          --------

REVENUES:
   Oil and gas sales                          $525,483          $433,234
   Interest income                                 816               622
                                              --------          --------
                                              $526,299          $433,856

COSTS AND EXPENSES:
   Lease operating                            $ 72,863          $ 89,819
   Production tax                               33,085            28,614
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                16,021            20,844
   General and administrative
      (Note 2)                                  43,495            46,570
                                              --------          --------
                                              $165,464          $185,847
                                              --------          --------

NET INCOME                                    $360,835          $248,009
                                              ========          ========
GENERAL PARTNER - NET INCOME                  $ 37,444          $ 26,615
                                              ========          ========
LIMITED PARTNERS - NET INCOME                 $323,391          $221,394
                                              ========          ========
NET INCOME per unit                           $   2.10          $   1.43
                                              ========          ========
UNITS OUTSTANDING                              154,621           154,621
                                              ========          ========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                 2004              2003
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,542,920        $1,468,547
   Interest income                                 1,876             1,688
                                              ----------        ----------
                                              $1,544,796        $1,470,235

COSTS AND EXPENSES:
   Lease operating                            $  260,207        $  259,113
   Production tax                                101,446           101,523
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  55,076            66,728
   General and administrative
      (Note 2)                                   151,138           150,924
                                              ----------        ----------
                                              $  567,867        $  578,288
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $  976,929        $  891,947

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -                74
                                              ----------        ----------

NET INCOME                                    $  976,929        $  892,021
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  102,462        $   95,024
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  874,467        $  796,997
                                              ==========        ==========
NET INCOME per unit                           $     5.66        $     5.15
                                              ==========        ==========
UNITS OUTSTANDING                                154,621           154,621
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                   2004           2003
                                                ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $976,929       $892,021
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                            -      (      74)
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 55,076         66,728
      Settlement of asset retirement
        obligation                                      -      (      91)
      Increase in accounts receivable -
        oil and gas sales                       (  52,346)     (  39,804)
      Decrease in deferred charge                     738              -
      Decrease in accounts payable              (  19,157)     (     910)
      Decrease in gas imbalance payable         (  17,328)             -
      Increase in accrued liability                 6,805          7,433
                                                 --------       --------
Net cash provided by operating
   activities                                    $950,717       $925,303
                                                 --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($    631)     ($ 18,654)
   Proceeds from sale of oil and gas
      properties                                        -            465
                                                 --------       --------
Net cash used by investing
   activities                                   ($    631)     ($ 18,189)
                                                 --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($888,917)     ($710,600)
                                                 --------       --------
Net cash used by financing
   activities                                   ($888,917)     ($710,600)
                                                 --------       --------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $ 61,169       $196,514

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            467,560        250,767
                                                 --------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $528,729       $447,281
                                                 ========       ========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 2004              2003
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $1,083,980       $  908,655
   Accounts receivable:
      Oil and gas sales                           663,763          559,179
                                               ----------       ----------
        Total current assets                   $1,747,743       $1,467,834

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,393,127        1,539,915

DEFERRED CHARGE                                   348,814          352,392
                                               ----------       ----------
                                               $3,489,684       $3,360,141
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  117,737       $  167,028
   Gas imbalance payable                           46,190           43,698
   Asset retirement obligation -
      current (Note 1)                             25,370           17,137
                                               ----------       ----------
        Total current liabilities              $  189,297       $  227,863

LONG-TERM LIABILITIES:
   Accrued liability                           $   97,710       $   98,630
   Asset retirement obligation
      (Note 1)                                    166,264          168,853
                                               ----------       ----------
        Total long-term liabilities            $  263,974       $  267,483

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  177,906)     ($  190,287)
   Limited Partners, issued and
      outstanding, 314,878 units                3,214,319        3,055,082
                                               ----------       ----------
        Total Partners' capital                $3,036,413       $2,864,795
                                               ----------       ----------
                                               $3,489,684       $3,360,141
                                               ==========       ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                 2004             2003
                                              ----------        --------

REVENUES:
   Oil and gas sales                          $1,091,156        $938,668
   Interest income                                 1,613           1,093
                                              ----------        --------
                                              $1,092,769        $939,761

COSTS AND EXPENSES:
   Lease operating                            $  163,645        $208,376
   Production tax                                 68,710          61,078
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  35,306          53,905
   General and administrative
      (Note 2)                                    87,234          93,751
                                              ----------        --------
                                              $  354,895        $417,110
                                              ----------        --------

NET INCOME                                    $  737,874        $522,651
                                              ==========        ========
GENERAL PARTNER - NET INCOME                  $   76,803        $ 57,008
                                              ==========        ========
LIMITED PARTNERS - NET INCOME                 $  661,071        $465,643
                                              ==========        ========
NET INCOME per unit                           $     2.10        $   1.48
                                              ==========        ========
UNITS OUTSTANDING                                314,878         314,878
                                              ==========        ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                 2004              2003
                                              ----------       ------------

REVENUES:
   Oil and gas sales                          $3,199,311        $2,982,439
   Interest income                                 3,780             3,003
                                              ----------        ----------
                                              $3,203,091        $2,985,442

COSTS AND EXPENSES:
   Lease operating                            $  586,032        $  585,133
   Production tax                                204,749           189,487
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 163,623           205,540
   General and administrative
      (Note 2)                                   284,704           286,054
                                              ----------        ----------
                                              $1,239,108        $1,266,214
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $1,963,983        $1,719,228

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -       (     2,344)
                                              ----------        ----------

NET INCOME                                    $1,963,983        $1,716,884
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  210,746        $  190,004
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,753,237        $1,526,880
                                              ==========        ==========
NET INCOME per unit                           $     5.57        $     4.85
                                              ==========        ==========
UNITS OUTSTANDING                                314,878           314,878
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                    2004           2003
                                                ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $1,963,983     $1,716,884
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Cumulative effect of change in
       accounting for asset retirement
       obligations (Note 1)                               -          2,344
     Depreciation, depletion, and
       amortization of oil and gas
       properties                                   163,623        205,540
     Settlement of asset retirement
       obligation                                         -    (     1,044)
     Increase in accounts receivable -
       oil and gas sales                        (   104,584)   (    83,077)
     Decrease in deferred charge                      3,578              -
     Increase (decrease) in accounts
       payable                                  (    52,133)        42,699
     Increase in gas imbalance payable                2,492              -
     Decrease in accrued liability              (       920)             -
                                                 ----------     ----------
Net cash provided by operating
   activities                                    $1,976,039     $1,883,346
                                                 ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($    8,349)   ($  137,873)
                                                 ----------     ----------
Net cash used by investing
   activities                                   ($    8,349)   ($  137,873)
                                                 ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($1,792,365)   ($1,474,861)
                                                 ----------     ----------
Net cash used by financing
   activities                                   ($1,792,365)   ($1,474,861)
                                                 ----------     ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $  175,325     $  270,612

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              908,655        561,177
                                                 ----------     ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $1,083,980     $  831,789
                                                 ==========     ==========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 2004              2003
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  743,283        $  638,668
   Accounts receivable:
      Oil and gas sales                          436,915           363,426
                                              ----------        ----------
        Total current assets                  $1,180,198        $1,002,094

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,202,178         1,412,445

DEFERRED CHARGE                                  207,414           207,890
                                              ----------        ----------
                                              $2,589,790        $2,622,429
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   81,647        $   82,154
   Gas imbalance payable                          43,424            43,424
   Asset retirement obligation -
      current (Note 1)                            24,164             2,397
                                              ----------        ----------
        Total current liabilities             $  149,235        $  127,975

LONG-TERM LIABILITIES:
   Accrued liability                          $    9,863        $    8,153
   Asset retirement obligation
      (Note 1)                                    77,038            95,923
                                              ----------        ----------
        Total long-term liabilities           $   86,901        $  104,076

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  120,002)      ($  129,173)
   Limited Partners, issued and
      outstanding, 228,821 units               2,473,656         2,519,551
                                              ----------        ----------
        Total Partners' capital               $2,353,654        $2,390,378
                                              ----------        ----------
                                              $2,589,790        $2,622,429
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                2004              2003
                                              --------          --------

REVENUES:
   Oil and gas sales                          $708,149          $657,561
   Interest income                               1,235               924
   Gain sale of oil and gas
      properties                                 1,166                 -
                                              --------          --------
                                              $710,550          $658,485

COSTS AND EXPENSES:
   Lease operating                            $108,533          $105,677
   Production tax                               50,460            49,150
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                41,538            43,663
   General and administrative
      (Note 2)                                  63,747            68,413
                                              --------          --------
                                              $264,278          $266,903
                                              --------          --------

NET INCOME                                    $446,272          $391,582
                                              ========          ========
GENERAL PARTNER - NET INCOME                  $ 48,180          $ 42,995
                                              ========          ========
LIMITED PARTNERS - NET INCOME                 $398,092          $348,587
                                              ========          ========
NET INCOME per unit                           $   1.74          $   1.52
                                              ========          ========
UNITS OUTSTANDING                              228,821           228,821
                                              ========          ========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                 2004              2003
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $2,127,571        $2,184,324
   Interest income                                 2,798             2,465
   Gain on sale of oil and gas
      properties                                   9,419                 -
                                              ----------        ----------
                                              $2,139,788        $2,186,789

COSTS AND EXPENSES:
   Lease operating                            $  327,431        $  334,855
   Production tax                                141,668           150,292
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 230,376           104,230
   General and administrative
      (Note 2)                                   213,922           215,289
                                              ----------        ----------
                                              $  913,397        $  804,666
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $1,226,391        $1,382,123

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -             3,090
                                              ----------        ----------

NET INCOME                                    $1,226,391        $1,385,213
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  142,286        $  147,377
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,084,105        $1,237,836
                                              ==========        ==========
NET INCOME per unit                           $     4.74        $     5.41
                                              ==========        ==========
UNITS OUTSTANDING                                228,821           228,821
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                  2004             2003
                                              ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $1,226,391       $1,385,213
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                            -      (     3,090)
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                230,376          104,230
      Gain on sale of oil and gas
        properties                            (     9,419)               -
      Increase in accounts receivable -
        oil and gas sales                     (    73,489)     (    56,468)
      Decrease in deferred charge                     476         -
      Decrease in accounts payable            (       719)     (    22,438)
      Increase (decrease) in accrued
        liability                                   1,710      (     3,148)
                                               ----------       ----------
Net cash provided by operating
   activities                                  $1,375,326       $1,404,299
                                               ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($   15,473)     ($   20,850)
   Proceeds from the sale of oil and
      gas properties                                7,877                -
                                               ----------       ----------
Net cash used by investing
   activities                                 ($    7,596)     ($   20,850)
                                               ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($1,263,115)     ($1,118,101)
                                               ----------       ----------
Net cash used by financing
   activities                                 ($1,263,115)     ($1,118,101)
                                               ----------       ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                 $  104,615       $  265,348

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            638,668          388,042
                                               ----------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $  743,283       $  653,390
                                               ==========       ==========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 2004              2003
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  698,165       $  604,369
   Accounts receivable:
      Oil and gas sales                           447,240          354,719
                                               ----------       ----------
        Total current assets                   $1,145,405       $  959,088

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,198,424        1,318,881

DEFERRED CHARGE                                    33,553           32,899
                                               ----------       ----------
                                               $2,377,382       $2,310,868
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   92,349       $   66,133
   Gas imbalance payable                            3,390            3,555
   Asset retirement obligation -
      current (Note 1)                              5,316            4,566
                                               ----------       ----------
        Total current liabilities              $  101,055       $   74,254

LONG-TERM LIABILITIES:
   Accrued liability                           $   16,884       $   16,945
   Asset retirement obligation
      (Note 1)                                     95,668           93,600
                                               ----------       ----------
        Total long-term liabilities            $  112,552       $  110,545

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   84,249)     ($   91,417)
   Limited Partners, issued and
      outstanding, 171,400 Units                2,248,024        2,217,486
                                               ----------       ----------
        Total Partners' capital                $2,163,775       $2,126,069
                                               ----------       ----------
                                               $2,377,382       $2,310,868
                                               ==========       ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                  2004              2003
                                                --------          --------

REVENUES:
   Oil and gas sales                            $758,316          $595,801
   Interest income                                 1,133               890
   Gain on sale of oil and gas
      properties                                   2,852                 -
                                                --------          --------
                                                $762,301          $596,691

COSTS AND EXPENSES:
   Lease operating                              $121,722          $ 65,077
   Production tax                                 48,916            36,964
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 102,759            40,679
   General and administrative
      (Note 2)                                    47,777            51,225
                                                --------          --------
                                                $321,174          $193,945
                                                --------          --------

NET INCOME                                      $441,127          $402,746
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 53,095          $ 43,846
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $388,032          $358,900
                                                ========          ========
NET INCOME per unit                             $   2.27          $   2.09
                                                ========          ========
UNITS OUTSTANDING                                171,400           171,400
                                                ========          ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                 2004                2003
                                              ----------          ----------

REVENUES:
   Oil and gas sales                          $2,227,315          $2,066,022
   Interest income                                 2,675               2,471
   Gain on sale of oil and gas
      properties                                  24,162                   -
                                              ----------          ----------
                                              $2,254,152          $2,068,493

COSTS AND EXPENSES:
   Lease operating                            $  267,892          $  283,172
   Production tax                                144,651             131,464
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 157,307             111,162
   General and administrative
      (Note 2)                                   164,907             165,729
                                              ----------          ----------
                                              $  734,757          $  691,527
                                              ----------          ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $1,519,395          $1,376,966

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -               4,938
                                              ----------          ----------

NET INCOME                                    $1,519,395          $1,381,904
                                              ==========          ==========
GENERAL PARTNER - NET INCOME                  $  163,857          $  147,503
                                              ==========          ==========
LIMITED PARTNERS - NET INCOME                 $1,355,538          $1,234,401
                                              ==========          ==========
NET INCOME per unit                           $     7.91          $     7.20
                                              ==========          ==========
UNITS OUTSTANDING                                171,400             171,400
                                              ==========          ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)
                                                   2004            2003
                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,519,395      $1,381,904
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                             -     (     4,938)
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 157,307         111,162
      Gain on sale of oil and gas
        properties                             (    24,162)              -
      Increase in accounts receivable -
        oil and gas sales                      (    92,521)    (    32,897)
      Increase in deferred charge              (       654)              -
      Increase (decrease) in accounts
        payable                                     25,311     (    22,116)
      Decrease in gas imbalance payable        (       165)              -
      Decrease in accrued liability            (        61)              -
                                                ----------      ----------
Net cash provided by operating
   activities                                   $1,584,450      $1,433,115
                                                ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   30,710)    ($   37,729)
   Proceeds from sale of oil and
      gas properties                                21,745             890
                                                ----------      ----------
Net cash used by investing
   activities                                  ($    8,965)    ($   36,839)
                                                ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($1,481,689)    ($1,225,413)
                                                ----------      ----------
Net cash used by financing
   activities                                  ($1,481,689)    ($1,225,413)
                                                ----------      ----------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $   93,796      $  170,863

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             604,369         453,233
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $  698,165      $  624,096
                                                ==========      ==========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 2004              2003
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $1,490,786       $1,284,869
   Accounts receivable:
      Oil and gas sales                           949,618          752,979
                                               ----------       ----------
        Total current assets                   $2,440,404       $2,037,848

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                2,570,841        2,841,346

DEFERRED CHARGE                                    72,471           71,238
                                               ----------       ----------
                                               $5,083,716       $4,950,432
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  195,840       $  139,590
   Gas imbalance payable                           13,503           10,091
   Asset retirement obligation -
      current (Note 1)                             11,648           10,082
                                               ----------       ----------
        Total current liabilities              $  220,991       $  159,763

LONG-TERM LIABILITIES:
   Accrued liability                           $   32,047       $   31,668
   Asset retirement obligation
      (Note 1)                                    204,111          199,686
                                               ----------       ----------
        Total long-term liabilities            $  236,158       $  231,354

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   72,847)     ($   87,509)
   Limited Partners, issued and
      outstanding, 372,189 Units                4,699,414        4,646,824
                                               ----------       ----------
        Total Partners' capital                $4,626,567       $4,559,315
                                               ----------       ----------
                                               $5,083,716       $4,950,432
                                               ==========       ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                 2004              2003
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,607,190        $1,262,790
   Interest income                                 2,493             1,925
   Gain on sale of oil and gas
      properties                                   5,963                 -
                                              ----------        ----------
                                              $1,615,646        $1,264,715

COSTS AND EXPENSES:
   Lease operating                            $  259,284        $  140,542
   Production tax                                104,258            78,758
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 233,199            88,464
   General and administrative
      (Note 2)                                   102,577           110,340
                                              ----------        ----------
                                              $  699,318        $  418,104
                                              ----------        ----------

NET INCOME                                    $  916,328        $  846,611
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  112,053        $   92,431
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  804,275        $  754,180
                                              ==========        ==========
NET INCOME per unit                           $     2.16        $     2.03
                                              ==========        ==========
UNITS OUTSTANDING                                372,189           372,189
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                 2004              2003
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $4,731,606        $4,388,272
   Interest income                                 5,808             5,340
   Gain on sale of oil and gas
      properties                                  50,598                 -
                                              ----------        ----------
                                              $4,788,012        $4,393,612

COSTS AND EXPENSES:
   Lease operating                            $  574,445        $  604,882
   Production tax                                309,150           280,598
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 350,549           238,823
   General and administrative
      (Note 2)                                   332,274           335,057
                                              ----------        ----------
                                              $1,566,418        $1,459,360
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $3,221,594        $2,934,252

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -            10,247
                                              ----------        ----------

NET INCOME                                    $3,221,594        $2,944,499
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  349,004        $  314,488
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $2,872,590        $2,630,011
                                              ==========        ==========
NET INCOME per unit                           $     7.72        $     7.07
                                              ==========        ==========
UNITS OUTSTANDING                                372,189           372,189
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)
                                                   2004            2003
                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $3,221,594      $2,944,499
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of changes in
        accounting for asset retirement
        obligations (Note 1)                             -     (    10,247)
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 350,549         238,823
      Gain on sale of oil and gas
        properties                             (    50,598)              -
      Increase in accounts receivable -
        oil and gas sales                      (   196,639)    (    72,199)
      Increase in deferred charge              (     1,233)              -
      Increase (decrease) in accounts
        payable                                     54,287     (    46,820)
      Increase in gas imbalance payable              3,412               -
      Increase in accrued liability                    379               -
                                                ----------      ----------
Net cash provided by operating
   activities                                   $3,381,751      $3,054,056
                                                ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   67,130)    ($   84,426)
   Proceeds from sale of oil and
      gas properties                                45,638           1,510
                                                ----------      ----------
Net cash used by investing
   activities                                  ($   21,492)    ($   82,916)
                                                ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($3,154,342)    ($2,607,642)
                                                ----------      ----------
Net cash used by financing
   activities                                  ($3,154,342)    ($2,607,642)
                                                ----------      ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $  205,917      $  363,498

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           1,284,869         959,481
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $1,490,786      $1,322,979
                                                ==========      ==========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 2004              2003
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  353,100       $  305,096
   Accounts receivable:
      Oil and gas sales                           225,816          179,434
                                               ----------       ----------
        Total current assets                   $  578,916       $  484,530

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  609,294          673,170

DEFERRED CHARGE                                    18,230           18,580
                                               ----------       ----------
                                               $1,206,440       $1,176,280
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   46,484       $   34,033
   Asset retirement obligation -
      current (Note 1)                              2,899            2,522
                                               ----------       ----------
        Total current liabilities              $   49,383       $   36,555

LONG-TERM LIABILITIES:
   Accrued liability                           $    9,609       $   10,035
   Asset retirement obligation
      (Note 1)                                     49,980           48,857
                                               ----------       ----------
        Total long-term liabilities            $   59,589       $   58,892

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   47,391)     ($   51,046)
   Limited Partners, issued and
      outstanding, 91,711 Units                 1,144,859        1,131,879
                                               ----------       ----------
        Total Partners' capital                $1,097,468       $1,080,833
                                               ----------       ----------
                                               $1,206,440       $1,176,280
                                               ==========       ==========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                  2004              2003
                                                --------          --------

REVENUES:
   Oil and gas sales                            $381,538          $299,711
   Interest income                                   525               430
   Gain on sale of oil and gas
      properties                                   1,379                 -
                                                --------          --------
                                                $383,442          $300,141

COSTS AND EXPENSES:
   Lease operating                              $ 62,041          $ 34,443
   Production tax                                 24,914            18,877
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  55,636            21,385
   General and administrative
      (Note 2)                                    26,025            27,750
                                                --------          --------
                                                $168,616          $102,455
                                                --------          --------

NET INCOME                                      $214,826          $197,686
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 26,364          $ 21,651
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $188,462          $176,035
                                                ========          ========
NET INCOME per unit                             $   2.05          $   1.92
                                                ========          ========
UNITS OUTSTANDING                                 91,711            91,711
                                                ========          ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                 2004              2003
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,129,619        $1,044,495
   Interest income                                 1,311             1,178
   Gain on sale of oil and gas
      properties                                  11,749                 -
                                              ----------        ----------
                                              $1,142,679        $1,045,673

COSTS AND EXPENSES:
   Lease operating                            $  138,904        $  145,395
   Production tax                                 74,416            67,269
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  83,744            56,629
   General and administrative
      (Note 2)                                    98,468            98,506
                                              ----------        ----------
                                              $  395,532        $  367,799
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $  747,147        $  677,874

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -             2,536
                                              ----------        ----------

NET INCOME                                    $  747,147        $  680,410
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   81,167        $   72,792
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  665,980        $  607,618
                                              ==========        ==========
NET INCOME per unit                           $     7.26        $     6.63
                                              ==========        ==========
UNITS OUTSTANDING                                 91,711            91,711
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)
                                                    2004             2003
                                                 ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $747,147         $680,410
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                             -        (   2,536)
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  83,744           56,629
      Gain on sale of oil and gas
        properties                               (  11,749)               -
      Increase in accounts receivable -
        oil and gas sales                        (  46,382)       (  18,531)
      Decrease in deferred charge                      350                -
      Increase (decrease) in accounts
        payable                                     11,967        (  10,145)
      Decrease in accrued liability              (     426)               -
                                                  --------         --------
Net cash provided by operating
   activities                                     $784,651         $705,827
                                                  --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                          ($ 16,778)       ($ 21,914)
   Proceeds from sale of oil and
      gas properties                                10,643              195
                                                  --------         --------
Net cash used by investing
   activities                                    ($  6,135)       ($ 21,719)
                                                  --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                            ($730,512)       ($595,460)
                                                  --------         --------
Net cash used by financing
   activities                                    ($730,512)       ($595,460)
                                                  --------         --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                    $ 48,004         $ 88,648

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             305,096          224,669
                                                  --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $353,100         $313,317
                                                  ========         ========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

              GEODYNE ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
                    CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of September 30, 2004, combined statements of operations for the three and nine months ended September 30, 2004 and 2003, and combined statements of cash flows for the nine months ended September 30, 2004 and 2003 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a
      "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at September 30, 2004, the combined results of operations for the three and nine months ended September 30, 2004 and 2003, and the combined cash flows for the nine months ended September 30, 2004 and 2003.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2003. The results of operations for the period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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


      ACCRUED LIABILITY - OTHER
      -------------------------

      The Accrued Liability - Other at September 30, 2004 and December 31, 2003 for the II-A Partnership represents a charge accrued for the payment of a judgment related to plugging liabilities, which judgment is currently under appeal.

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

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the nine months ended September 30, 2004, the II-A, II-B, II-C, II-D, II-E, II-F, II-G, and II-H Partnerships recognized approximately $8,000, $5,000, $2,000, $7,000, $4,000, $4,000, $8,000 and $2,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.

      The components of the change in asset retirement obligations for the three and nine months ended September 30, 2004 and 2003 are as shown below.

                              II-A Partnership
                              ----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2004         9/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $282,712          $291,842
      Additions and revisions                         78                 -
      Accretion expense                            2,328             2,713
                                                --------          --------
      Total Asset Retirement,
         Obligation, End of Quarter             $285,118          $294,555
                                                ========          ========


                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2004         9/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $277,914          $286,238
      Additions and revisions                         78                 -
      Accretion expense                            7,126             8,317
                                                --------          --------
      Total Asset Retirement,
         Obligation, End of Period              $285,118          $294,555
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 15,007          $      -
      Asset Retirement Obligation -
         Long-Term                               270,111           294,555

                              II-B Partnership
                              ----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2004         9/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $205,612          $212,371
      Accretion expense                            1,698             2,001
                                                --------          --------
      Total Asset Retirement,
         Obligation, End of Quarter             $207,310          $214,372
                                                ========          ========


                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2004         9/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $202,141          $208,259
      Accretion expense                            5,169             6,113
                                                --------          --------
      Total Asset Retirement,
         Obligation, End of Period              $207,310          $214,372
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 16,434          $      -
      Asset Retirement Obligation -
         Long-Term                               190,876           214,372

                              II-C Partnership
                              ----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2004        9/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                      $72,606           $69,593
      Accretion expense                              671               717
                                                 -------           -------
      Total Asset Retirement,
         Obligation, End of Quarter              $73,277           $70,310
                                                 =======           =======


                                               Nine Months      Nine Months
                                                 Ended             Ended
                                               9/30/2004         9/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                   $71,173           $68,318
      Settlements and disposals                        -          (    243)
      Accretion expense                            2,104             2,235
                                                 -------           -------
      Total Asset Retirement,
         Obligation, End of Period               $73,277           $70,310
                                                 =======           =======
      Asset Retirement Obligation -
         Current                                 $10,460           $     -
      Asset Retirement Obligation -
         Long-Term                                62,817            70,310

                              II-D Partnership
                              ----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2004        9/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $189,766          $184,096
      Accretion expense                            1,868             1,912
                                                --------          --------
      Total Asset Retirement,
         Obligation, End of Quarter             $191,634          $186,008
                                                ========          ========


                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2004        9/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $185,990          $182,622
      Settlements and disposals                        -         (   2,546)
      Accretion expense                            5,644             5,932
                                                --------          --------
      Total Asset Retirement,
         Obligation, End of Period              $191,634          $186,008
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 25,370          $      -
      Asset Retirement Obligation -
         Long-Term                               166,264           186,008

                              II-E Partnership
                              ----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2004        9/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $100,357           $97,122
      Settlements and disposals                (     132)                -
      Accretion expense                              977             1,017
                                                --------           -------
      Total Asset Retirement,
         Obligation, End of Quarter             $101,202           $98,139
                                                ========           =======


                                              Nine Months      Nine Months
                                                 Ended             Ended
                                               9/30/2004        9/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $ 98,320           $95,050
      Settlements and disposals                (     132)                -
      Accretion expense                            3,014             3,089
                                                --------           -------
      Total Asset Retirement,
         Obligation, End of Period              $101,202           $98,139
                                                ========           =======
      Asset Retirement Obligation -
         Current                                $ 24,164           $     -
      Asset Retirement Obligation -
         Long-Term                                77,038            98,139

                              II-F Partnership
                              ----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2004        9/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $100,278           $98,412
      Settlements and disposals                (     322)                -
      Accretion expense                            1,028             1,065
                                                --------           -------
      Total Asset Retirement,
         Obligation, End of Quarter             $100,984           $99,477
                                                ========           =======


                                              Nine Months      Nine Months
                                                 Ended             Ended
                                               9/30/2004        9/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $ 98,166           $96,226
      Settlements and disposals                (     322)                -
      Accretion expense                            3,140             3,251
                                                --------           -------
      Total Asset Retirement,
         Obligation, End of Period              $100,984           $99,477
                                                ========           =======
      Asset Retirement Obligation -
         Current                                $  5,316           $     -
      Asset Retirement Obligation -
         Long-Term                                95,668            99,477

                              II-G Partnership
                              ----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2004         9/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $214,245          $212,179
      Settlements and disposals                (     673)                -
      Accretion expense                            2,187             2,297
                                                --------          --------
      Total Asset Retirement,
         Obligation, End of Quarter             $215,759          $214,476
                                                ========          ========


                                              Nine Months      Nine Months
                                                 Ended             Ended
                                               9/30/2004        9/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $209,768          $207,505
      Settlements and disposals                (     673)                -
      Accretion expense                            6,664             6,971
                                                --------          --------
      Total Asset Retirement,
         Obligation, End of Period              $215,759          $214,476
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 11,648          $      -
      Asset Retirement Obligation -
         Long-Term                               204,111           214,476

                              II-H Partnership
                              ----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2004        9/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $ 52,511           $51,950
      Settlements and disposals                (     156)                -
      Accretion expense                              524               565
                                                --------           -------
      Total Asset Retirement,
         Obligation, End of Quarter             $ 52,879           $52,515
                                                ========           =======


                                              Nine Months      Nine Months
                                                 Ended             Ended
                                               9/30/2004        9/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $ 51,379           $50,790
      Settlements and disposals                (     156)                -
      Accretion expense                            1,656             1,725
                                                --------           -------
      Total Asset Retirement,
         Obligation, End of Period              $ 52,879           $52,515
                                                ========           =======
      Asset Retirement Obligation -
         Current                                $  2,899           $     -
      Asset Retirement Obligation -
         Long-Term                                49,980            52,515



2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended September 30, 2004, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        ------------------        --------------
               II-A                   $6,025                $127,443
               II-B                    4,825                  95,190
               II-C                    2,806                  40,689
               II-D                    4,371                  82,863
               II-E                    3,531                  60,216
               II-F                    2,672                  45,105
               II-G                    4,633                  97,944
               II-H                    1,890                  24,135

      During the nine months ended September 30, 2004, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        ------------------        --------------
               II-A                  $43,604                $382,329
               II-B                   38,188                 285,570
               II-C                   29,071                 122,067
               II-D                   36,115                 248,589
               II-E                   33,274                 180,648
               II-F                   29,592                 135,315
               II-G                   38,442                 293,832
               II-H                   26,063                  72,405

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 2004 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

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

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the nine months ended September 30, 2004, the II-A, II-B, II-C, II-D, II-E, II-F, II-G, and II-H Partnerships recognized approximately $8,000, $5,000, $2,000, $7,000, $4,000, $4,000, $8,000, and $2,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.


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

                               II-A Partnership
                               ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003             578,339        6,602,791
         Production                             ( 17,623)      (  162,681)
         Extensions and discoveries                3,093            1,740
         Revisions of previous
            estimates                             25,662           16,575
                                                 -------        ---------

      Proved reserves, March 31, 2004            589,471        6,458,425
         Production                             ( 17,229)      (  179,580)
         Extensions and discoveries                    -               34
         Revisions of previous
            estimates                             35,658           77,563
                                                 -------        ---------

      Proved reserves, June 30, 2004             607,900        6,356,442
         Production                             ( 15,639)      (  152,494)
         Extensions and discoveries                  274              121
         Revisions of previous
            estimates                             56,472           55,182
                                                 -------        ---------

      Proved reserves, Sept. 30, 2004            649,007        6,259,251
                                                 =======        =========

                                II-B Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003             450,386        5,031,097
         Production                             ( 11,835)      (  124,571)
         Extensions and discoveries                    -               99
         Revisions of previous
            estimates                             16,479       (      787)
                                                 -------        ---------

      Proved reserves, March 31, 2004            455,030        4,905,838
         Production                             ( 10,439)      (  154,801)
         Revisions of previous
            estimates                             13,740          112,485
                                                 -------        ---------

      Proved reserves, June 30, 2004             458,331        4,863,522
         Production                             ( 10,226)      (  113,757)
         Revisions of previous
            estimates                             38,013            5,904
                                                 -------        ---------

      Proved reserves, Sept. 30, 2004            486,118        4,755,669
                                                 =======        =========

                               II-C Partnership
                               ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003             166,878        3,471,332
         Production                             (  4,506)      (   72,221)
         Revisions of previous
            estimates                              3,589            2,730
                                                 -------        ---------

      Proved reserves, March 31, 2004            165,961        3,401,841
         Production                             (  3,694)      (   86,749)
         Revisions of previous
            estimates                              3,479          170,517
                                                 -------        ---------

      Proved reserves, June 30, 2004             165,746        3,485,609
         Production                             (  3,587)      (   65,885)
         Revisions of previous
            estimates                             10,546            3,403
                                                 -------        ---------

      Proved reserves, Sept. 30, 2004            172,705        3,423,127
                                                 =======        =========

                                II-D Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003             205,493        8,820,151
         Production                             (  7,389)      (  173,189)
         Revisions of previous
            estimates                              6,907       (   94,156)
                                                 -------        ---------

      Proved reserves, March 31, 2004            205,011        8,552,806
         Production                             (  5,855)      (  163,105)
         Revisions of previous
            estimates                             15,572          282,953
                                                 -------        ---------

      Proved reserves, June 30, 2004             214,728        8,672,654
         Production                             (  6,060)      (  164,451)
         Revisions of previous
            estimates                             11,473           51,298
                                                 -------        ---------

      Proved reserves, Sept. 30, 2004            220,141        8,559,501
                                                 =======        =========

                                II-E Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003             185,726        4,993,342
         Production                             (  5,116)      (  113,320)
         Revisions of previous
            estimates                              1,450       (  101,967)
                                                 -------        ---------

      Proved reserves, March 31, 2004            182,060        4,778,055
         Production                             (  4,476)      (  103,692)
         Revisions of previous
            estimates                              6,525          199,399
                                                 -------        ---------

      Proved reserves, June 30, 2004             184,109        4,873,762
         Production                             (  4,080)      (  108,497)
         Revisions of previous
            estimates                              3,336           13,860
                                                 -------        ---------

      Proved reserves, Sept. 30, 2004            183,365        4,779,125
                                                 =======        =========

                                II-F Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003             294,371        3,805,394
         Production                             (  7,519)      (  123,018)
         Sale of minerals in place              (     63)               -
         Revisions of previous
            estimates                           (  4,418)      (    7,353)
                                                 -------        ---------

      Proved reserves, March 31, 2004            282,371        3,675,023
         Production                             (  6,001)      (   91,744)
         Revisions of previous
            estimates                             36,234          353,113
                                                 -------        ---------

      Proved reserves, June 30, 2004             312,604        3,936,392
         Production                             (  5,762)      (  113,565)
         Extensions and discoveries                3,161            2,896
         Revisions of previous
            estimates                                413       (   35,646)
                                                 -------        ---------

      Proved reserves, Sept. 30, 2004            310,416        3,790,077
                                                 =======        =========

                                II-G Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003             618,052        8,180,541
         Production                             ( 15,750)      (  262,468)
         Sale of minerals in place              (    134)               -
         Revisions of previous
            estimates                           (  9,228)      (   14,416)
                                                 -------        ---------

      Proved reserves, March 31, 2004            592,940        7,903,657
         Production                             ( 12,588)      (  194,394)
         Extensions and discoveries                6,476            5,914
         Revisions of previous
            estimates                             69,552          741,428
                                                 -------        ---------

      Proved reserves, June 30, 2004             656,380        8,456,605
         Production                             ( 12,081)      (  241,799)
         Extensions and discoveries                  139              141
         Revisions of previous
            estimates                              6,994       (   80,279)
                                                 -------        ---------

      Proved reserves, Sept. 30, 2004            651,432        8,134,668
                                                 =======        =========

                                II-H Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003             144,069        1,990,234
         Production                             (  3,652)      (   63,116)
         Sale of minerals in place              (     35)               -
         Revisions of previous
            estimates                           (  2,142)      (    2,552)
                                                 -------        ---------

      Proved reserves, March 31, 2004            138,240        1,924,566
         Production                             (  2,924)      (   47,729)
         Revisions of previous
            estimates                             17,620          177,037
                                                 -------        ---------

      Proved reserves, June 30, 2004             152,936        2,053,874
         Production                             (  2,808)      (   57,858)
         Revisions of previous
            estimates                              1,564       (   23,690)
                                                 -------        ---------

      Proved reserves, Sept. 30, 2004            151,692        1,972,326
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

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of September 30, 2004, June 30, 2004, March 31, 2004, and December 31, 2003. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the gas prices in effect on the dates corresponding to the reserve valuations. Changes in the oil and gas prices cause the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to September 30, 2004. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at September 30, 2004 will actually be realized for such production.

                           Net Present Value of Reserves (In 000's)
                        ---------------------------------------------
      Partnership       9/30/04      6/30/04     3/31/04     12/31/03
      -----------       -------      -------     -------     --------
         II-A           $25,046      $21,116     $20,313     $20,047
         II-B            18,568       15,638      14,950      15,116
         II-C            11,148       10,133       9,578       9,758
         II-D            23,461       21,972      21,351      21,845
         II-E            14,036       12,984      12,188      12,588
         II-F            14,072       12,778      11,524      11,766
         II-G            30,351       27,691      25,027      25,545
         II-H             7,129        6,533       5,898       6,023

                                      Oil and Gas Prices
                        ----------------------------------------------
        Pricing         9/30/04      6/30/04     3/31/04      12/31/03
      -----------       -------      -------     -------      --------
      Oil (Bbl)         $ 49.56      $ 33.75     $ 32.50      $ 29.25
      Gas (Mcf)            6.23         6.04        5.63         5.77


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

      II-A PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003.

                                               Three Months Ended September 30,
                                               --------------------------------
                                                   2004             2003
                                                ----------       ----------
      Oil and gas sales                         $1,504,390       $1,309,670
      Oil and gas production expenses           $  331,420       $  337,944
      Barrels produced                              15,639           17,987
      Mcf produced                                 152,494          180,852
      Average price/Bbl                         $    41.38       $    26.32
      Average price/Mcf                         $     5.62       $     4.62

      As shown in the table above, total oil and gas sales increased $194,720 (14.9%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Of this increase, approximately $236,000 and $152,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $62,000 and $131,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 2,348 barrels and 28,358 Mcf, respectively, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the operator on one significant well during the three months ended September 30, 2003. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the operator on one significant well during the three months ended September 30, 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $6,524 (1.9%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. As a percentage of oil and gas sales, these expenses decreased to 22.0% for the three months ended September 30, 2004 from 25.8% for the three months ended September 30, 2003. This percentage decrease was primarily due to the increase in oil and gas sales.

      Depreciation, depletion, and amortization of oil and gas properties decreased $12,279 (20.7%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil reserves since September 30, 2003. As a percentage of oil and gas sales, this expense decreased to 3.1% for the three months ended September 30, 2004 from 4.5% for the three months ended September 30, 2003. This percentage decrease was primarily due to (i) the dollar decrease in depreciation, depletion, and amortization of oil and gas properties and (ii) the increase in oil and gas sales.

      General and administrative expenses decreased $10,158 (7.1%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. As a percentage of oil and gas sales, these expenses decreased to 8.9% for the three months ended September 30, 2004 from 11.0% for the three months ended September 30, 2003. This percentage decrease was primarily due to (i) the increase in oil and gas sales and (ii) the dollar decrease in general and administrative expenses.

      NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003.

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                   2004             2003
                                                ----------       ----------
      Oil and gas sales                         $4,345,158       $4,355,746
      Oil and gas production expenses           $1,061,680       $1,036,270
      Barrels produced                              50,491           56,555
      Mcf produced                                 494,755          556,504
      Average price/Bbl                         $    35.72       $    27.68
      Average price/Mcf                         $     5.14       $     5.01

      As shown in the table above, total oil and gas sales remained relatively constant for the nine months ended

      September 30, 2004 and 2003. Decreases of approximately $168,000 and $310,000, respectively, related to decreases in volumes of oil and gas sold were substantially offset by increases of approximately $406,000 and $61,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 6,064 barrels and 61,749 Mcf, respectively, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the operator on one significant well during the nine months ended September 30, 2003. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the operator on one significant well during the nine months ended September 30, 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $25,410 (2.5%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. As a percentage of oil and gas sales, these expenses increased to 24.4% for the nine months ended September 30, 2004 from 23.8% for the nine months ended September 30, 2003.

      Depreciation, depletion, and amortization of oil and gas properties decreased $22,666 (13.6%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil reserves since September 30, 2003. As a percentage of oil and gas sales, this expense decreased to 3.3% for the nine months ended September 30, 2004 from 3.8% for the nine months ended September 30, 2003. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2004 and 2003. As a percentage of oil and gas sales, these expenses remained constant at 9.8% for the nine months ended September 30, 2004 and 2003.

      The Limited Partners have received cash distributions through September 30, 2004 totaling $60,166,357 or 124.24% of Limited Partners' capital contributions.

      II-B PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003.

                                               Three Months Ended September 30,
                                               --------------------------------
                                                   2004            2003
                                                ----------       --------
      Oil and gas sales                         $1,116,621       $929,557
      Oil and gas production expenses           $  247,402       $247,756
      Barrels produced                              10,226         11,170
      Mcf produced                                 113,757        135,853
      Average price/Bbl                         $    43.73       $  28.99
      Average price/Mcf                         $     5.88       $   4.46

      As shown in the table above, total oil and gas sales increased $187,064 (20.1%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Of this increase, approximately $151,000 and $162,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $27,000 and $99,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 944 barrels and 22,096 Mcf, respectively, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the operator on one significant well during the three months ended September 30, 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the three months ended September 30, 2004 and 2003. A decrease in production expenses primarily due to workover expenses incurred on one significant well during the three months ended September 30, 2003 was substantially offset by (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) workover expenses incurred on two significant wells during the three months ended September 30, 2004, and (iii) an increase in salt water disposal expenses on two significant wells during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. As of the date of this Quarterly Report, management anticipates that saltwater disposal expenses will remain at their current levels. As a percentage of oil and gas sales, these expenses decreased to 22.2% for the three months ended September 30, 2004 from 26.7% for the three months ended September 30, 2003. This percentage decrease was primarily due to the increase in oil and gas sales.

      Depreciation, depletion, and amortization of oil and gas properties decreased $5,326 (11.6%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil reserves since September 30, 2003. As a percentage of oil and gas sales, this expense decreased to 3.6% for the three months ended September 30, 2004 from 5.0% for the three months ended September 30, 2003. This percentage decrease was primarily due to (i) the increase in oil and gas sales and (ii) the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses decreased $7,519 (7.0%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. As a percentage of oil and gas sales, these expenses decreased to 9.0% for the three months ended September 30, 2004 from 11.6% for the three months ended September 30, 2003. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003.

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                   2004             2003
                                                ----------       ----------
      Oil and gas sales                         $3,194,701       $2,967,617
      Oil and gas production expenses           $  789,481       $  738,589
      Barrels produced                              32,500           31,015
      Mcf produced                                 393,129          424,464
      Average price/Bbl                         $    37.25       $    28.95
      Average price/Mcf                         $     5.05       $     4.88

      As shown in the table above, total oil and gas sales increased $227,084 (7.7%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Of this increase, approximately (i) $270,000 and $67,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $43,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $153,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 1,485 barrels, while volumes of gas sold decreased 31,335 Mcf for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $50,892 (6.9%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. As a percentage of oil and gas sales, these expenses decreased to 24.7% for the nine months ended September 30, 2004 from 24.9% for the nine months ended September 30, 2003.

      Depreciation, depletion, and amortization of oil and gas properties decreased $21,860 (16.2%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil reserves since September 30, 2003 and (ii) the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 3.5% for the nine months ended September 30, 2004 from 4.5% for the nine months ended September 30, 2003. This percentage decrease was primarily due to
      (i) the dollar decrease in depreciation, depletion, and amortization of oil and gas properties and (ii) the increase in oil and gas sales.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2004 and 2003. As a percentage of oil and gas sales, these expenses decreased to 10.1% for the nine months ended September 30, 2004 from 11.0% for the nine months ended September 30, 2003.

      The Limited Partners have received cash distributions through September 30, 2004 totaling $43,261,916 or 119.60% of Limited Partners' capital contributions.

      II-C PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003.

                                               Three Months Ended September 30,
                                               --------------------------------
                                                    2004             2003
                                                  --------         --------
      Oil and gas sales                           $525,483         $433,234
      Oil and gas production expenses             $105,948         $118,433
      Barrels produced                               3,587            3,903
      Mcf produced                                  65,885           74,009
      Average price/Bbl                           $  44.23         $  29.12
      Average price/Mcf                           $   5.57         $   4.32

      As shown in the table above, total oil and gas sales increased $92,249 (21.3%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Of this increase, approximately $54,000 and $82,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $9,000 and $35,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 316 barrels and 8,124 Mcf, respectively, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The decrease in volumes of gas sold was primarily due to normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $12,485 (10.5%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. This decrease was primarily due to (i) workover expenses incurred on two significant wells during the three months ended September 30, 2003 and
      (ii) a decrease in lease operating expenses associated with the decrease in volumes of oil and gas sold. These decreases were partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 20.2% for the three months ended September 30, 2004 from 27.3% for the three months ended September 30, 2003. This percentage decrease was primarily due to (i) the increase in oil and gas sales and (ii) the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $4,823 (23.1%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves since September 30, 2003. As a percentage of oil and gas sales, this expense decreased to 3.0% for the three months ended September 30, 2004 from 4.8% for the three months ended September 30, 2003. This percentage decrease was primarily due to (i) the dollar decrease in depreciation, depletion, and amortization of oil and gas properties and (ii) the increase in oil and gas sales.

      General and administrative expenses decreased $3,075 (6.6%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. As a percentage of oil and gas sales, this expense decreased to 8.3% for the three months ended September 30, 2004 from 10.7% for the three months ended September 30, 2003. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003.

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                     2004           2003
                                                  ----------     ----------
      Oil and gas sales                           $1,542,920     $1,468,547
      Oil and gas production expenses             $  361,653     $  360,636
      Barrels produced                                11,787         10,941
      Mcf produced                                   224,855        245,335
      Average price/Bbl                           $    37.21     $    29.13
      Average price/Mcf                           $     4.91     $     4.69

      As shown in the table above, total oil and gas sales increased $74,373 (5.1%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Of this increase, approximately (i) $95,000 and $50,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $25,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $96,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 846 barrels, while volumes of gas sold decreased 20,480 Mcf for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the nine months ended September 30, 2004 and 2003. Increases in production expenses primarily due to (i) an increase in salt water disposal expenses on two significant wells during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 and (ii) workover expenses incurred on two other significant wells during the nine months ended September 30, 2004 were substantially offset by decreases in production expenses primarily due to workover expenses incurred on several other wells during the nine months ended September 30, 2003. As of the date of this Quarterly Report, management anticipates that saltwater disposal expenses will remain at their current levels. As a percentage of oil and gas sales, these expenses decreased to 23.4% for the nine months ended September 30, 2004 from 24.6% for the nine months ended September 30, 2003.

      Depreciation, depletion, and amortization of oil and gas properties decreased $11,652 (17.5%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. This decrease was primarily due to (i) the decrease in volumes of gas sold, (ii) the abandonment of one significant well during the nine months ended September 30, 2003 due to severe mechanical problems, and (iii) upward revisions in the estimates of remaining oil reserves since September 30, 2003. As a percentage of oil and gas sales, this expense decreased to 3.6% for the nine months ended September 30, 2004 from 4.5% for the nine months ended September 30, 2003. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2004 and 2003. As a percentage of oil and gas sales, this expense decreased to 9.8% for the nine months ended September 30, 2004 from 10.3% for the nine months ended September 30, 2003.

      The Limited Partners have received cash distributions through September 30, 2004 totaling $20,312,686 or 131.37% of Limited Partners' capital contributions.

      II-D PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003.

                                               Three Months Ended September 30,
                                               --------------------------------
                                                   2004            2003
                                                ----------       --------
      Oil and gas sales                         $1,091,156       $938,668
      Oil and gas production expenses           $  232,355       $269,454
      Barrels produced                               6,060          4,672
      Mcf produced                                 164,451        180,894
      Average price/Bbl                         $    40.58       $  27.77
      Average price/Mcf                         $     5.14       $   4.47

      As shown in the table above, total oil and gas sales increased $152,488 (16.2%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Of this increase, approximately (i) $78,000 and $110,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $38,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $74,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 1,388 barrels, while volumes of gas sold decreased 16,443 Mcf for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The increase in volumes of oil sold was primarily due to an increase in production on one significant well following the successful workover of that well during late 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $37,099 (13.8%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. This decrease was primarily due to (i) a positive prior period lease operating expense adjustment made by the operator on one significant well during the three months ended September 30, 2003, (ii) lower workover expenses incurred on one significant well during the three months ended September 30, 2004 than similar expenses incurred on the same well during the three months ended September 30, 2003, and (iii) workover expenses incurred on several other wells during the three months ended September 30, 2003. These decreases were partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 21.3% for the three months ended September 30, 2004 from 28.7% for the three months ended September 30, 2003. This percentage decrease was primarily due to (i) the increase in oil and gas sales and
      (ii) the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $18,599 (34.5%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. This decrease was primarily due to (i) an increase in depletable oil and gas properties primarily due to recompletion activities on one significant well during the three months ended September 30, 2003, (ii) upward revisions in the estimates of remaining oil reserves since September 30, 2003, and (iii) the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 3.2% for the three months ended September 30, 2004 from 5.7% for the three months ended September 30, 2003. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses decreased $6,517 (7.0%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. As a percentage of oil and gas sales, these expenses decreased to 8.0% for the three months ended September 30, 2004 from 10.0% for the three months ended September 30, 2003. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003.

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                   2004             2003
                                                ----------       ----------
      Oil and gas sales                         $3,199,311       $2,982,439
      Oil and gas production expenses           $  790,781       $  774,620
      Barrels produced                              19,304           14,574
      Mcf produced                                 500,745          563,675
      Average price/Bbl                         $    36.17       $    29.05
      Average price/Mcf                         $     4.99       $     4.54

      As shown in the table above, total oil and gas sales increased $216,872 (7.3%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Of this increase, approximately (i) $137,000 and $228,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $138,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $286,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 4,730 barrels, while volumes of gas sold decreased 62,930 Mcf for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The increase in volumes of oil sold was primarily due to (i) the successful workover of one significant well during late 2003 and (ii) a negative prior period volume adjustment made by the operator on another significant well during the nine months ended September 30, 2003. The decrease in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the operator on two significant wells during the nine months ended September 30, 2003 and (ii) normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $16,161 (2.1%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. As a percentage of oil and gas sales, these expenses decreased to 24.7% for the nine months ended September 30, 2004 from 26.0% for the nine months ended September 30, 2003.

      Depreciation, depletion, and amortization of oil and gas properties decreased $41,917 (20.4%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. This decrease was primarily due to (i) the abandonment of one significant well during the nine months ended September 30, 2003 due to severe mechanical problems,
      (ii) the decrease in volumes of gas sold, and (iii) upward revisions in the estimates of remaining oil reserves since September 30, 2003. These decreases were partially offset by one significant well being fully depleted during the nine months ended September 30, 2004 due to the lack of remaining reserves. As a percentage of oil and gas sales, this expense decreased to 5.1% for the nine months ended September 30, 2004 from 6.9% for the nine months ended September 30, 2003. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2004 and 2003. As a percentage of oil and gas sales, these expenses decreased to 8.9% for the nine months ended September 30, 2004 from 9.6% for the nine months ended September 30, 2003.

      The Limited Partners have received cash distributions through September 30, 2004 totaling $42,507,903 or 135.00% of Limited Partners' capital contributions.

      II-E PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003.

                                               Three Months Ended September 30,
                                               --------------------------------
                                                  2004               2003
                                                --------           --------
      Oil and gas sales                         $708,149           $657,561
      Oil and gas production expenses           $158,993           $154,827
      Barrels produced                             4,080              4,824
      Mcf produced                               108,497            119,454
      Average price/Bbl                         $  40.59           $  31.43
      Average price/Mcf                         $   5.00           $   4.24

      As shown in the table above, total oil and gas sales increased $50,588 (7.7%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Of this increase, approximately $37,000 and $83,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $23,000 and $46,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 744 barrels and 10,957 Mcf, respectively, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) positive prior period volume adjustments made by the operators on two significant wells during the three months ended September 30, 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $4,166 (2.7%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. This increase was primarily due to (i) workover expenses incurred on several wells during the three months ended September 30, 2004 and (ii) an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by a positive prior period lease operating expense adjustment made by the operator on one significant well during the three months ended September 30, 2003. As a percentage of oil and gas sales, these expenses decreased to 22.5% for the three months ended September 30, 2004 from 23.5% for the three months ended September 30, 2003.

      Depreciation, depletion, and amortization of oil and gas properties decreased $2,125 (4.9%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. As a percentage of oil and gas sales, this expense decreased to 5.9% for the three months ended September 30, 2004 from 6.6% for the three months ended September 30, 2003. This percentage decrease was primarily due to (i) the increase in oil and gas sales and (ii) the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses decreased $4,666 (6.8%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. As a percentage of oil and gas sales, these expenses decreased to 9.0% for the three months ended September 30, 2004 from 10.4% for the three months ended September 30, 2003. This percentage decrease was primarily due to (i) the increase in oil and gas sales and (ii) the dollar decrease in general and administrative expenses.

      NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003.

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                   2004             2003
                                                ----------       ----------
      Oil and gas sales                         $2,127,571       $2,184,324
      Oil and gas production expenses           $  469,099       $  485,147
      Barrels produced                              13,672           15,035
      Mcf produced                                 325,509          355,822
      Average price/Bbl                         $    35.99       $    29.51
      Average price/Mcf                         $     5.02       $     4.89

      As shown in the table above, total oil and gas sales decreased $56,753 (2.6%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Of this decrease, approximately $40,000 and $148,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of approximately $88,000 and $43,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 1,363 barrels and 30,313 Mcf, respectively, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $16,048 (3.3%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. This decrease was primarily due to (i) positive prior period lease operating expense adjustments made on two significant wells during the nine months ended September 30, 2003 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. These decreases were partially offset by workover expenses incurred on several wells during the nine months ended September 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 22.0% for the nine months ended September 30, 2004 from 22.2% for the nine months ended September 30, 2003.

      Depreciation, depletion, and amortization of oil and gas properties increased $126,146 (121.0%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. This increase was primarily due to one significant well being fully depleted during the nine months ended September 30, 2004 due to the lack of remaining reserves. As a percentage of oil and gas sales, this expense increased to 10.8% for the nine months ended September 30, 2004 from 4.8% for the nine months ended September 30, 2003. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2004 and 2003. As a percentage of oil and gas sales, these expenses increased to 10.1% for the nine months ended September 30, 2004 from 9.9% for the nine months ended September 30, 2003.

      The Limited Partners have received cash distributions through September 30, 2004 totaling $29,831,574 or 130.37% of Limited Partners' capital contributions.

      II-F PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003.

                                               Three Months Ended September 30,
                                               --------------------------------
                                                  2004               2003
                                                --------           --------
      Oil and gas sales                         $758,316           $595,801
      Oil and gas production expenses           $170,638           $102,041
      Barrels produced                             5,762              6,106
      Mcf produced                               113,565            108,194
      Average price/Bbl                         $  39.44           $  29.19
      Average price/Mcf                         $   4.68           $   3.86

      As shown in the table above, total oil and gas sales increased $162,515 (27.3%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Of this increase, approximately (i) $59,000 and $93,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $21,000 was related to an increase in volumes of gas sold. Volumes of oil sold decreased 344 barrels, while volumes of gas sold increased 5,371 Mcf for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $68,597 (67.2%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. This increase was primarily due to (i) workover expenses incurred on two significant wells during the three months ended September 30, 2004 and
      (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 22.5% for the three months ended September 30, 2004 from 17.1% for the three months ended September 30, 2003. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $62,080 (152.6%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. This increase was primarily due to one significant well being fully depleted during the three months ended September 30, 2004 due to the lack of remaining reserves. As a percentage of oil and gas sales, this expense increased to 13.6% for the three months ended September 30, 2004 from 6.8% for the three months ended September 30, 2003. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses decreased $3,448 (6.7%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. As a percentage of oil and gas sales, these expenses decreased to 6.3% for the three months ended September 30, 2004 from 8.6% for the three months ended September 30, 2003. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003.

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                   2004             2003
                                                ----------       ----------
      Oil and gas sales                         $2,227,315       $2,066,022
      Oil and gas production expenses           $  412,543       $  414,636
      Barrels produced                              19,282           19,621
      Mcf produced                                 328,327          331,363
      Average price/Bbl                         $    34.58       $    28.57
      Average price/Mcf                         $     4.75       $     4.54

      As shown in the table above, total oil and gas sales increased $161,293 (7.8%) for the nine months ended September 30, 2004 as compared to the nine months ended

      September 30, 2003. Of this increase, approximately $116,000 and $69,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 339 barrels and 3,036 Mcf, respectively, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the nine months ended September 30, 2004 and 2003. Decreases in production expenses primarily due to (i) workover expenses incurred on several wells during the nine months ended September 30, 2003 and (ii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold were substantially offset by (i) workover expenses incurred on two significant wells during the nine months ended September 30, 2004 and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 18.5% for the nine months ended September 30, 2004 from 20.1% for the nine months ended September 30, 2003.

      Depreciation, depletion, and amortization of oil and gas properties increased $46,145 (41.5%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. This increase was primarily due to one significant well being fully depleted during the nine months ended September 30, 2004 due to the lack of remaining reserves, which increase was partially offset by upward revisions in the estimates of remaining oil and gas reserves since September 30, 2003. As a percentage of oil and gas sales, this expense increased to 7.1% for the nine months ended September 30, 2004 from 5.4% for the nine months ended September 30, 2003. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2004 and 2003. As a percentage of oil and gas sales, these expenses decreased to 7.4% for the nine months ended September 30, 2004 from 8.0% for the nine months ended September 30, 2003.

      The Limited Partners have received cash distributions through September 30, 2004 totaling $24,648,051 or 143.80% of Limited Partners' capital contributions.

      II-G PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003.

                                               Three Months Ended September 30,
                                               --------------------------------
                                                   2004              2003
                                                ----------       ----------
      Oil and gas sales                         $1,607,190       $1,262,790
      Oil and gas production expenses           $  363,542       $  219,300
      Barrels produced                              12,081           12,803
      Mcf produced                                 241,799          230,579
      Average price/Bbl                         $    39.43       $    29.18
      Average price/Mcf                         $     4.68       $     3.86

      As shown in the table above, total oil and gas sales increased $344,400 (27.3%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Of this increase, approximately (i) $124,000 and $198,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $43,000 was related to an increase in volumes of gas sold. Volumes of oil sold decreased 722 barrels, while volumes of gas sold increased 11,220 Mcf for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $144,242 (65.8%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. This increase was primarily due to (i) workover expenses incurred on two significant wells during the three months ended September 30, 2004 and
      (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 22.6% for the three months ended September 30, 2004 from 17.4% for the three months ended September 30, 2003. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $144,735 (163.6%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. This increase was primarily due to one significant well being fully depleted during the three months ended September 30, 2004 due to the lack of remaining reserves. As a percentage of oil and gas sales, this expense increased to 14.5% for the three months ended September 30, 2004 from 7.0% for the three months ended September 30, 2003. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses decreased $7,763 (7.0%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. As a percentage of oil and gas sales, these expenses decreased to 6.4% for the three months ended September 30, 2004 from 8.7% for the three months ended September 30, 2003. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003.

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                   2004              2003
                                                ----------       ----------
      Oil and gas sales                         $4,731,606       $4,388,272
      Oil and gas production expenses           $  883,595       $  885,480
      Barrels produced                              40,419           41,144
      Mcf produced                                 698,661          705,942
      Average price/Bbl                         $    34.58       $    28.57
      Average price/Mcf                         $     4.77       $     4.55

      As shown in the table above, total oil and gas sales increased $343,334 (7.8%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Of this increase, approximately $243,000 and $154,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 725 barrels and 7,281 Mcf, respectively, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the nine months ended September 30, 2004 and 2003. Decreases in production expenses primarily due to (i) workover expenses incurred on several wells during the nine months ended September 30, 2003 and (ii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold were substantially offset by (i) workover expenses incurred on two significant wells during the nine months ended September 30, 2004 and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 18.7% for the nine months ended September 30, 2004 from 20.2% for the nine months ended September 30, 2003.

      Depreciation, depletion, and amortization of oil and gas properties increased $111,726 (46.8%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. This increase was primarily due to one significant well being fully depleted during the nine months ended September 30, 2004 due to the lack of remaining reserves, which increase was partially offset by upward revisions in the estimates of remaining oil and gas reserves since September 30, 2003. As a percentage of oil and gas sales, this expense increased to 7.4% for the nine months ended September 30, 2004 from 5.4% for the nine months ended September 30, 2003. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2004 and 2003. As a percentage of oil and gas sales, these expenses decreased to 7.0% for the nine months ended September 30, 2004 from 7.6% for the nine months ended September 30, 2003.

      The Limited Partners have received cash distributions through September 30, 2004 totaling $51,487,371 or 138.34% of Limited Partners' capital contributions.

      II-H PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003.

                                               Three Months Ended September 30,
                                               --------------------------------
                                                  2004               2003
                                                --------           --------
      Oil and gas sales                         $381,538           $299,711
      Oil and gas production expenses           $ 86,955           $ 53,320
      Barrels produced                             2,808              2,973
      Mcf produced                                57,858             55,110
      Average price/Bbl                         $  39.40           $  29.16
      Average price/Mcf                         $   4.68           $   3.87

      As shown in the table above, total oil and gas sales increased $81,827 (27.3%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Of this increase, approximately (i) $29,000 and $47,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $11,000 was related to an increase in volumes of gas sold. Volumes of oil sold decreased 165 barrels, while volumes of gas sold increased 2,748 Mcf for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $33,635 (63.1%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. This increase was primarily due to (i) workover expenses incurred on two significant wells during the three months ended September 30, 2004 and
      (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 22.8% for the three months ended September 30, 2004 from 17.8% for the three months ended September 30, 2003. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.


      Depreciation, depletion, and amortization of oil and gas properties increased $34,251 (160.2%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. This increase was primarily due to one significant well being fully depleted during the three months ended September 30, 2004 due to the lack of remaining reserves. As a percentage of oil and gas sales, this expense increased to 14.6% for the three months ended September 30, 2004 from 7.1% for the three months ended September 30, 2003. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses decreased $1,725 (6.2%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. As a percentage of oil and gas sales, these expenses decreased to 6.8% for the three months ended September 30, 2004 from 9.3% for the three months ended September 30, 2003. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003.

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                   2004             2003
                                                ----------       ----------
      Oil and gas sales                         $1,129,619       $1,044,495
      Oil and gas production expenses           $  213,320       $  212,664
      Barrels produced                               9,384            9,557
      Mcf produced                                 168,703          168,910
      Average price/Bbl                         $    34.58       $    28.57
      Average price/Mcf                         $     4.77       $     4.57

      As shown in the table above, total oil and gas sales increased $85,124 (8.1%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Of this increase, approximately $56,000 and $35,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 173 barrels and 207 Mcf, respectively, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the nine months ended September 30, 2004 and 2003. Decreases in production expenses primarily due to (i) workover expenses incurred on several wells during the nine months ended September 30, 2003 and (ii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold were substantially offset by (i) workover expenses incurred on two significant wells during the nine months ended September 30, 2004 and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 18.9% for the nine months ended September 30, 2004 from 20.4% for the nine months ended September 30, 2003.

      Depreciation, depletion, and amortization of oil and gas properties increased $27,115 (47.9%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. This increase was primarily due to one significant well being fully depleted during the nine months ended September 30, 2004 due to the lack of remaining reserves, which increase was partially offset by upward revisions in the estimates of remaining oil and gas reserves since September 30, 2003. As a percentage of oil and gas sales, this expense increased to 7.4% for the nine months ended September 30, 2004 from 5.4% for the nine months ended September 30, 2003. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2004 and 2003. As a percentage of oil and gas sales, these expenses decreased to 8.7% for the nine months ended September 30, 2004 from 9.4% for the nine months ended September 30, 2003.

      The Limited Partners have received cash distributions through September 30, 2004 totaling $11,962,364 or 130.44% of Limited Partners' capital contributions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK

            The Partnerships do not hold any market risk sensitive instruments.

ITEM 4.     CONTROLS AND PROCEDURES

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

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  November 12, 2004            By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  November 12, 2004            By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

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