Form 10-Q
period 2005-03-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP II A; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-E; GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-G; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-H
filed 2005-05-13
CIK 824894, 826345, 833054, 833526, 842881, 850506, 851724, 854062

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

Commission File Number:

      II-A:  0-16388          II-D:  0-16980          II-G:  0-17802
      II-B:  0-16405          II-E:  0-17320          II-H:  0-18305
      II-C:  0-16981          II-F:  0-17799

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
            ---------------------------------------------------------
             (Exact name of Registrant as specified in its Articles)
                                                II-A 73-1295505
                                                II-B 73-1303341
                                                II-C 73-1308986
                                                II-D 73-1329761
                                                II-E 73-1324751
                                                II-F 73-1330632
                                                II-G 73-1336572
         Oklahoma                               II-H 73-1342476
----------------------------         -------------------------------
(State or other jurisdiction         (I.R.S. Employer Identification
   of incorporation or                         Number)
     organization)

   Two West Second Street, Tulsa, Oklahoma                  74103
   ----------------------------------------------------------------
   (Address of principal executive offices)              (Zip Code)

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

                        Yes     X               No
                            ------                  ------
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                        Yes                     No     X
                            ------                  ------

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                               March 31,       December 31,
                                                 2005              2004
                                             -------------     ------------
CURRENT ASSETS:
   Cash and cash equivalents                   $1,602,531       $1,557,473
   Accounts receivable:
      Oil and gas sales                         1,091,518        1,004,704
                                               ----------       ----------
        Total current assets                   $2,694,049       $2,562,177

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                2,196,216        2,226,122

DEFERRED CHARGE                                   625,308          625,308
                                               ----------       ----------
                                               $5,515,573       $5,413,607
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  252,301       $  273,971
   Accrued liability - other (Note 1)                   -           26,672
   Gas imbalance payable                          108,636          108,636
   Asset retirement obligation -
      current (Note 1)                             10,039           34,994
                                               ----------       ----------
        Total current liabilities              $  370,976       $  444,273

LONG-TERM LIABILITIES:
   Accrued liability                           $  179,306       $  179,306
   Asset retirement obligation
      (Note 1)                                    386,115          358,676
                                               ----------       ----------
        Total long-term liabilities            $  565,421       $  537,982

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  188,200)     ($  201,586)
   Limited Partners, issued and
      outstanding, 484,283 units                4,767,376        4,632,938
                                               ----------       ----------
        Total Partners' capital                $4,579,176       $4,431,352
                                               ----------       ----------
                                               $5,515,573       $5,413,607
                                               ==========       ==========
            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)

                                                 2005              2004
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,717,134        $1,329,152
   Interest income                                 5,795             1,173
                                              ----------        ----------
                                              $1,722,929        $1,330,325

COSTS AND EXPENSES:
   Lease operating                            $  229,812        $  276,344
   Production tax                                108,063            79,601
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  51,016            47,582
   General and administrative
      (Note 2)                                   155,760           142,462
                                              ----------        ----------
                                              $  544,651        $  545,989
                                              ----------        ----------

NET INCOME                                    $1,178,278        $  784,336
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  121,840        $   82,599
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,056,438        $  701,737
                                              ==========        ==========
NET INCOME per unit                           $     2.18        $     1.45
                                              ==========        ==========
UNITS OUTSTANDING                                484,283           484,283
                                              ==========        ==========
















            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)


                                                   2005            2004
                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,178,278      $  784,336
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  51,016          47,582
      Settlement of asset retirement
        obligation                             (       188)              -
      Increase in accounts receivable -
        oil and gas sales                      (    86,814)    (    83,107)
      Decrease in accounts payable             (    54,217)    (    82,509)
      Decrease in accrued liability -
        other                                  (    26,672)              -
                                                ----------      ----------
Net cash provided by operating
   activities                                   $1,061,403      $  666,302
                                                ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   13,173)    ($    3,208)
   Proceeds from sale of oil and
      gas properties                                27,282             477
                                                ----------      ----------
Net cash provided (used) by investing
   activities                                   $   14,109     ($    2,731)
                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($1,030,454)    ($  812,590)
                                                ----------      ----------
Net cash used by financing activities          ($1,030,454)    ($  812,590)
                                                ----------      ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $   45,058     ($  149,019)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           1,557,473       1,428,609
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $1,602,531      $1,279,590
                                                ==========      ==========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 2005              2004
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $1,118,970        $1,079,057
   Accounts receivable:
      Oil and gas sales                          864,063           750,466
                                              ----------        ----------
        Total current assets                  $1,983,033        $1,829,523

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,553,417         1,590,243

DEFERRED CHARGE                                  252,768           252,768
                                              ----------        ----------
                                              $3,789,218        $3,672,534
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  165,430        $  202,172
   Gas imbalance payable                          39,527            39,527
   Asset retirement obligation -
      current (Note 1)                             6,947            17,122
                                              ----------        ----------
        Total current liabilities             $  211,904        $  258,821

LONG-TERM LIABILITIES:
   Accrued liability                          $   42,599        $   42,599
   Asset retirement obligation
      (Note 1)                                   204,387           193,076
                                              ----------        ----------
        Total long-term liabilities           $  246,986        $  235,675

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  217,933)      ($  232,828)
   Limited Partners, issued and
      outstanding, 361,719 units               3,548,261         3,410,866
                                              ----------        ----------
        Total Partners' capital               $3,330,328        $3,178,038
                                              ----------        ----------
                                              $3,789,218        $3,672,534
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)

                                                 2005             2004
                                              ----------        --------

REVENUES:
   Oil and gas sales                          $1,300,982        $967,481
   Interest income                                 3,996             805
                                              ----------        --------
                                              $1,304,978        $968,286

COSTS AND EXPENSES:
   Lease operating                            $  165,906        $197,551
   Production tax                                 89,655          67,349
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  38,160          33,431
   General and administrative
      (Note 2)                                   121,891         107,870
                                              ----------        --------
                                              $  415,612        $406,201
                                              ----------        --------

NET INCOME                                    $  889,366        $562,085
                                              ==========        ========
GENERAL PARTNER - NET INCOME                  $   91,971        $ 59,137
                                              ==========        ========
LIMITED PARTNERS - NET INCOME                 $  797,395        $502,948
                                              ==========        ========
NET INCOME per unit                           $     2.20        $   1.39
                                              ==========        ========
UNITS OUTSTANDING                                361,719         361,719
                                              ==========        ========
















            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)

                                                    2005          2004
                                                ------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $  889,366     $562,085
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                   38,160       33,431
      Settlement of asset retirement
        obligation                              (        58)           -
      Increase in accounts receivable -
        oil and gas sales                       (   113,597)   (  59,882)
      Decrease in accounts payable              (    57,758)   (  24,257)
                                                 ----------     --------
Net cash provided by operating
   activities                                    $  756,113     $511,377
                                                 ----------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($   11,529)    $      -
   Proceeds from sale of oil and gas
      properties                                     32,405          763
                                                 ----------     --------
Net cash provided by investing
   activities                                    $   20,876     $    763
                                                 ----------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($  737,076)   ($550,036)
                                                 ----------     --------
Net cash used by financing
   activities                                   ($  737,076)   ($550,036)
                                                 ----------     --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                              $   39,913    ($ 37,896)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            1,079,057      933,790
                                                 ----------     --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $1,118,970     $895,894
                                                 ==========     ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 2005              2004
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  565,181       $  506,061
   Accounts receivable:
      Oil and gas sales                           419,596          365,499
                                               ----------       ----------
        Total current assets                   $  984,777       $  871,560

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  715,743          729,670

DEFERRED CHARGE                                   121,531          121,531
                                               ----------       ----------
                                               $1,822,051       $1,722,761
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   81,445       $   77,395
   Gas imbalance payable                           22,040           22,040
   Asset retirement obligation -
      current (Note 1)                              6,254           10,892
                                               ----------       ----------
        Total current liabilities              $  109,739       $  110,327

LONG-TERM LIABILITIES:
   Accrued liability                           $   34,323       $   34,323
   Asset retirement obligation
      (Note 1)                                     67,464           62,682
                                               ----------       ----------
        Total long-term liabilities            $  101,787       $   97,005

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   90,365)     ($   96,672)
   Limited Partners, issued and
      outstanding, 154,621 units                1,700,890        1,612,101
                                               ----------       ----------
        Total Partners' capital                $1,610,525       $1,515,429
                                               ----------       ----------
                                               $1,822,051       $1,722,761
                                               ==========       ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)

                                                2005              2004
                                              --------          --------

REVENUES:
   Oil and gas sales                          $662,583          $481,020
   Interest income                               1,845               391
                                              --------          --------
                                              $664,428          $481,411

COSTS AND EXPENSES:
   Lease operating                            $ 75,301          $ 93,926
   Production tax                               49,294            35,997
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                15,192            19,423
   General and administrative
      (Note 2)                                  64,672            49,434
                                              --------          --------
                                              $204,459          $198,780
                                              --------          --------

NET INCOME                                    $459,969          $282,631
                                              ========          ========
GENERAL PARTNER - NET INCOME                  $ 47,180          $ 29,972
                                              ========          ========
LIMITED PARTNERS - NET INCOME                 $412,789          $252,659
                                              ========          ========
NET INCOME per unit                           $   2.67          $   1.63
                                              ========          ========
UNITS OUTSTANDING                              154,621           154,621
                                              ========          ========














            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)

                                                   2005           2004
                                                ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $459,969       $282,631
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 15,192         19,423
      Settlement of asset retirement
        obligation                              (      40)             -
      Increase in accounts receivable -
        oil and gas sales                       (  54,097)     (  28,438)
      Decrease in accounts payable              (   7,317)     (   8,351)
                                                 --------       --------
Net cash provided by operating
   activities                                    $413,707       $265,265
                                                 --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($  3,602)      $      -
   Proceeds from sale of oil and gas
      properties                                   13,888            327
                                                 --------       --------
Net cash provided by investing
   activities                                    $ 10,286       $    327
                                                 --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($364,873)     ($299,335)
                                                 --------       --------
Net cash used by financing
   activities                                   ($364,873)     ($299,335)
                                                 --------       --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                              $ 59,120      ($ 33,743)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            506,061        467,560
                                                 --------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $565,181       $433,817
                                                 ========       ========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 2005              2004
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $1,190,684       $  967,251
   Accounts receivable:
      Oil and gas sales                           869,994          754,092
                                               ----------       ----------
        Total current assets                   $2,060,678       $1,721,343

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,372,167        1,385,376

DEFERRED CHARGE                                   345,329          345,329
                                               ----------       ----------
                                               $3,778,174       $3,452,048
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  190,761       $  157,313
   Accrued liability - other (Note 1)              13,141                -
   Gas imbalance payable                           22,596           22,596
   Asset retirement obligation -
      current (Note 1)                             20,641           25,732
                                               ----------       ----------
        Total current liabilities              $  247,139       $  205,641

LONG-TERM LIABILITIES:
   Accrued liability                           $  109,349       $  109,349
   Asset retirement obligation
      (Note 1)                                    168,490          161,328
                                               ----------       ----------
        Total long-term liabilities            $  277,839       $  270,677

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  159,763)     ($  174,338)
   Limited Partners, issued and
      outstanding, 314,878 units                3,412,959        3,150,068
                                               ----------       ----------
        Total Partners' capital                $3,253,196       $2,975,730
                                               ----------       ----------
                                               $3,778,174       $3,452,048
                                               ==========       ==========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)

                                                 2005              2004
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,421,546        $1,070,883
   Interest income                                 3,533               817
   Other income                                    8,411                 -
                                              ----------        ----------
                                              $1,433,490        $1,071,700

COSTS AND EXPENSES:
   Lease operating                            $  225,257        $  195,585
   Production tax                                 85,035            70,753
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  37,414            68,841
   General and administrative
      (Note 2)                                   108,953            94,657
                                              ----------        ----------
                                              $  456,659        $  429,836
                                              ----------        ----------

NET INCOME                                    $  976,831        $  641,864
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   99,940        $   70,300
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  876,891        $  571,564
                                              ==========        ==========
NET INCOME per unit                           $     2.78        $     1.82
                                              ==========        ==========
UNITS OUTSTANDING                                314,878           314,878
                                              ==========        ==========















            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)

                                                    2005          2004
                                                ------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $  976,831     $641,864
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                                    37,414       68,841
     Increase in accounts receivable -
       oil and gas sales                        (   115,902)   (  92,188)
     Increase (decrease) in accounts
       payable                                       14,090    (  32,745)
     Increase in accrued liability -
       other                                         13,141            -
                                                 ----------     --------
Net cash provided by operating
   activities                                    $  925,574     $585,772
                                                 ----------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($    3,849)    $      -
   Proceeds from sale of oil and gas
     properties                                       1,073           13
                                                 ----------     --------
Net cash provided (used) by investing
   activities                                   ($    2,776)    $     13
                                                 ----------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($  699,365)   ($611,561)
                                                 ----------     --------
Net cash used by financing
   activities                                   ($  699,365)   ($611,561)
                                                 ----------     --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                              $  223,433    ($ 25,776)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              967,251      908,655
                                                 ----------     --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $1,190,684     $882,879
                                                 ==========     ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 2005              2004
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  677,569        $  680,844
   Accounts receivable:
      Oil and gas sales                          541,890           453,868
                                              ----------        ----------
        Total current assets                  $1,219,459        $1,134,712

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,212,489         1,246,328

DEFERRED CHARGE                                  208,295           208,295
                                              ----------        ----------
                                              $2,640,243        $2,589,335
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  103,154        $  180,564
   Accrued liability - other (Note 1)              9,670                 -
   Gas imbalance payable                          43,424            43,424
   Asset retirement obligation -
      current (Note 1)                             2,068            24,458
                                              ----------        ----------
        Total current liabilities             $  158,316        $  248,446

LONG-TERM LIABILITIES:
   Accrued liability                          $   10,668        $   10,668
   Asset retirement obligation
      (Note 1)                                   101,616            77,986
                                              ----------        ----------
        Total long-term liabilities           $  112,284        $   88,654

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  117,477)      ($  132,096)
   Limited Partners, issued and
      outstanding, 228,821 units               2,487,120         2,384,331
                                              ----------        ----------
        Total Partners' capital               $2,369,643        $2,252,235
                                              ----------        ----------
                                              $2,640,243        $2,589,335
                                              ==========        ==========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)

                                                2005              2004
                                              --------          --------

REVENUES:
   Oil and gas sales                          $828,768          $701,330
   Interest income                               2,535               555
   Other income                                  5,177                 -
                                              --------          --------
                                              $836,480          $701,885

COSTS AND EXPENSES:
   Lease operating                            $ 88,845          $109,761
   Production tax                               60,977            50,156
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                44,713           147,592
   General and administrative
      (Note 2)                                  85,174            71,305
                                              --------          --------
                                              $279,709          $378,814
                                              --------          --------

NET INCOME                                    $556,771          $323,071
                                              ========          ========
GENERAL PARTNER - NET INCOME                  $ 58,982          $ 45,535
                                              ========          ========
LIMITED PARTNERS - NET INCOME                 $497,789          $277,536
                                              ========          ========
NET INCOME per unit                           $   2.18          $   1.21
                                              ========          ========
UNITS OUTSTANDING                              228,821           228,821
                                              ========          ========















            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)

                                                 2005            2004
                                              ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $556,771         $323,071
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               44,713          147,592
      Increase in accounts receivable -
        oil and gas sales                     (  88,022)       (  54,241)
      Decrease in accounts payable            (  79,018)       (  14,494)
      Increase in accrued liability -
        other                                     9,670                -
                                               --------         --------
Net cash provided by operating
   activities                                  $444,114         $401,928
                                               --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($  8,026)       ($  3,928)
                                               --------         --------
Net cash used by investing
   activities                                 ($  8,026)       ($  3,928)
                                               --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($439,363)       ($405,537)
                                               --------         --------
Net cash used by financing
   activities                                 ($439,363)       ($405,537)
                                               --------         --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                ($  3,275)       ($  7,537)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          680,844          638,668
                                               --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $677,569         $631,131
                                               ========         ========





            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 2005              2004
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  653,248       $  657,406
   Accounts receivable:
      Oil and gas sales                           558,501          457,333
                                               ----------       ----------
        Total current assets                   $1,211,749       $1,114,739

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,162,884        1,187,019

DEFERRED CHARGE                                    35,102           35,102
                                               ----------       ----------
                                               $2,409,735       $2,336,860
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   66,998       $  235,395
   Gas imbalance payable                            3,392            3,392
   Asset retirement obligation -
      current (Note 1)                              1,570            6,987
                                               ----------       ----------
        Total current liabilities              $   71,960       $  245,774

LONG-TERM LIABILITIES:
   Accrued liability                           $   20,227       $   20,227
   Asset retirement obligation
      (Note 1)                                    102,222           95,331
                                               ----------       ----------
        Total long-term liabilities            $  122,449       $  115,558

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   80,752)     ($   98,202)
   Limited Partners, issued and
      outstanding, 171,400 Units                2,296,078        2,073,730
                                               ----------       ----------
        Total Partners' capital                $2,215,326       $1,975,528
                                               ----------       ----------
                                               $2,409,735       $2,336,860
                                               ==========       ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)

                                                  2005              2004
                                                --------          --------

REVENUES:
   Oil and gas sales                            $928,981          $782,910
   Interest income                                 2,385               552
   Gain on sale of oil and gas
      properties                                       -             1,137
                                                --------          --------
                                                $931,366          $784,599

COSTS AND EXPENSES:
   Lease operating                              $ 40,934          $ 87,218
   Production tax                                 63,754            51,035
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  29,821            32,482
   General and administrative
      (Note 2)                                    69,309            54,300
                                                --------          --------
                                                $203,818          $225,035
                                                --------          --------

NET INCOME                                      $727,548          $559,564
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 75,200          $ 58,825
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $652,348          $500,739
                                                ========          ========
NET INCOME per unit                             $   3.81          $   2.92
                                                ========          ========
UNITS OUTSTANDING                                171,400           171,400
                                                ========          ========












            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)
                                                  2005            2004
                                               ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $727,548        $559,564
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                29,821          32,482
      Gain on sale of oil and gas
        properties                                     -       (   1,137)
      Increase in accounts receivable -
        oil and gas sales                      ( 101,168)      (  60,624)
      Decrease in accounts payable             ( 159,524)      (  12,682)
                                                --------        --------
Net cash provided by operating
   activities                                   $496,677        $517,603
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 13,085)       $      -
   Proceeds from sale of oil and
      gas properties                                   -             962
                                                --------        --------
Net cash provided (used) by investing
   activities                                  ($ 13,085)       $    962
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($487,750)      ($466,598)
                                                --------        --------
Net cash used by financing
   activities                                  ($487,750)      ($466,598)
                                                --------        --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($  4,158)       $ 51,967

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           657,406         604,369
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $653,248        $656,336
                                                ========        ========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 2005              2004
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $1,397,954       $1,401,928
   Accounts receivable:
      Oil and gas sales                         1,190,220          972,620
                                               ----------       ----------
        Total current assets                   $2,588,174       $2,374,548

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                2,500,394        2,554,683

DEFERRED CHARGE                                    75,307           75,307
                                               ----------       ----------
                                               $5,163,875       $5,004,538
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  124,056       $  498,893
   Gas imbalance payable                           11,846           11,846
   Asset retirement obligation -
      current (Note 1)                              3,376           15,421
                                               ----------       ----------
        Total current liabilities              $  139,278       $  526,160

LONG-TERM LIABILITIES:
   Accrued liability                           $   35,560       $   35,560
   Asset retirement obligation
      (Note 1)                                    218,376          203,216
                                               ----------       ----------
        Total long-term liabilities            $  253,936       $  238,776

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   62,041)     ($  101,669)
   Limited Partners, issued and
      outstanding, 372,189 Units                4,832,702        4,341,271
                                               ----------       ----------
        Total Partners' capital                $4,770,661       $4,239,602
                                               ----------       ----------
                                               $5,163,875       $5,004,538
                                               ==========       ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)

                                                 2005              2004
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,988,827        $1,662,197
   Interest income                                 5,156             1,181
   Gain on sale of oil and gas
      properties                                       -             2,449
                                              ----------        ----------
                                              $1,993,983        $1,665,827

COSTS AND EXPENSES:
   Lease operating                            $  102,002        $  186,492
   Production tax                                135,658           108,805
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  66,127            70,333
   General and administrative
      (Note 2)                                   124,788           110,961
                                              ----------        ----------
                                              $  428,575        $  476,591
                                              ----------        ----------

NET INCOME                                    $1,565,408        $1,189,236
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  161,977        $  125,135
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,403,431        $1,064,101
                                              ==========        ==========
NET INCOME per unit                           $     3.77        $     2.86
                                              ==========        ==========
UNITS OUTSTANDING                                372,189           372,189
                                              ==========        ==========











            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)
                                                    2005          2004
                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,565,408      $1,189,236
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  66,127          70,333
      Gain on sale of oil and gas
        properties                                       -     (     2,449)
      Increase in accounts receivable -
        oil and gas sales                      (   217,600)    (   127,382)
      Decrease in accounts payable             (   355,183)    (    26,032)
                                                ----------      ----------
Net cash provided by operating
   activities                                   $1,058,752      $1,103,706
                                                ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   28,377)     $        -
   Proceeds from sale of oil and
      gas properties                                     -           2,084
                                                ----------      ----------
Net cash provided (used) by investing
   activities                                  ($   28,377)     $    2,084
                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($1,034,349)    ($  987,193)
                                                ----------      ----------
Net cash used by financing
   activities                                  ($1,034,349)    ($  987,193)
                                                ----------      ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($    3,974)     $  118,597

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           1,401,928       1,284,869
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $1,397,954      $1,403,466
                                                ==========      ==========





            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 2005              2004
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  329,374       $  329,148
   Accounts receivable:
      Oil and gas sales                           284,848          232,187
                                               ----------       ----------
        Total current assets                   $  614,222       $  561,335

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  592,705          605,801

DEFERRED CHARGE                                    19,734           19,734
                                               ----------       ----------
                                               $1,226,661       $1,186,870
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   43,829       $  118,306
   Asset retirement obligation -
      current (Note 1)                                823            3,884
                                               ----------       ----------
        Total current liabilities              $   44,652       $  122,190

LONG-TERM LIABILITIES:
   Accrued liability                           $   11,907       $   11,907
   Asset retirement obligation
      (Note 1)                                     53,502           49,677
                                               ----------       ----------
        Total long-term liabilities            $   65,409       $   61,584

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   45,921)     ($   54,377)
   Limited Partners, issued and
      outstanding, 91,711 Units                 1,162,521        1,057,473
                                               ----------       ----------
        Total Partners' capital                $1,116,600       $1,003,096
                                               ----------       ----------
                                               $1,226,661       $1,186,870
                                               ==========       ==========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)

                                                  2005              2004
                                                --------          --------

REVENUES:
   Oil and gas sales                            $473,771          $396,233
   Interest income                                 1,161               312
   Gain on sale of oil and gas
      properties                                       -               612
                                                --------          --------
                                                $474,932          $397,157

COSTS AND EXPENSES:
   Lease operating                              $ 24,203          $ 44,919
   Production tax                                 32,761            26,131
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  15,841            16,977
   General and administrative
      (Note 2)                                    47,285            31,807
                                                --------          --------
                                                $120,090          $119,834
                                                --------          --------

NET INCOME                                      $354,842          $277,323
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 36,794          $ 29,229
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $318,048          $248,094
                                                ========          ========
NET INCOME per unit                             $   3.47          $   2.71
                                                ========          ========
UNITS OUTSTANDING                                 91,711            91,711
                                                ========          ========














            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)
                                                    2005             2004
                                                 ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $354,842         $277,323
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  15,841           16,977
      Gain on sale of oil and gas
        properties                                       -        (     612)
      Increase in accounts receivable -
        oil and gas sales                        (  52,661)       (  29,925)
      Decrease in accounts payable               (  69,456)       (   5,837)
                                                  --------         --------
Net cash provided by operating
   activities                                     $248,566         $257,926
                                                  --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                          ($  7,002)        $      -
   Proceeds from sale of oil and
      gas properties                                     -              528
                                                  --------         --------
Net cash provided (used) by investing
   activities                                    ($  7,002)        $    528
                                                  --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                            ($241,338)       ($232,024)
                                                  --------         --------
Net cash used by financing
   activities                                    ($241,338)       ($232,024)
                                                  --------         --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                    $    226         $ 26,430

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             329,148          305,096
                                                  --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $329,374         $331,526
                                                  ========         ========





            The accompanying condensed notes are an integral part of
                      these combined financial statements.

              GEODYNE ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
              CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of March 31, 2005, combined statements of operations for the three months ended March 31, 2005 and 2004, and combined statements of cash flows for the three months ended March 31, 2005 and 2004 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a
      "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at March 31, 2005, the combined results of operations for the three months ended March 31, 2005 and 2004, and the combined cash flows for the three months ended March 31, 2005 and 2004.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2004. The results of operations for the period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

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


      ACCRUED LIABILITY - OTHER
      -------------------------

      The  Accrued  Liability  -  Other  at  December  31,  2004  for  the  II-A
      Partnership represents a charge accrued for the payment of a judgment related to plugging obligations. The decrease in Accrued Liability - Other from December 31, 2004 to March 31, 2005 was due to a ruling made by the Texas Supreme Court on April 8, 2005 that the Partnership did not owe this liability.

      ASSET RETIREMENT OBLIGATIONS
      ----------------------------

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. The Partnerships follow FAS No. 143, "Accounting for Asset Retirement Obligations" in accounting for the future expenditures that will be necessary to plug and abandon these wells. FAS No. 143 requires the estimated plugging and abandonment obligations to be recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and to be capitalized as part of the carrying amount of the well.

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the three months ended March 31, 2005, the II-A, II-B, II-C, II-D, II-E, II-F, II-G, and II-H Partnerships recognized approximately $8,000, $2,000, $1,000, $2,000, $1,000, $1,000, $3,000 and $1,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.

      The components of the change in asset retirement obligations for the three months ended March 31, 2005 and 2004 are as shown below.

                                II-A Partnership
                                ----------------


                                             Three Months       Three Months
                                                Ended              Ended
                                              3/31/2005          3/31/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $393,670          $277,914
      Additions and revisions                        280                 -
      Settlements and disposals                (   1,820)                -
      Accretion expense                            4,024             2,392
                                                --------          --------
      Total Asset Retirement,
         Obligation, End of Quarter             $396,154          $280,306
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 10,039          $ 12,096
      Asset Retirement Obligation -
         Long-Term                               386,115           268,210

                                II-B Partnership
                                ----------------


                                             Three Months      Three Months
                                                Ended             Ended
                                              3/31/2005         3/31/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $210,198          $202,141
      Settlements and disposals                (     987)                -
      Accretion expense                            2,123             1,732
                                                --------          --------
      Total Asset Retirement,
         Obligation, End of Quarter             $211,334          $203,873
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  6,947          $ 13,086
      Asset Retirement Obligation -
         Long-Term                               204,387           190,787


                                II-C Partnership
                                ----------------


                                             Three Months      Three Months
                                                Ended             Ended
                                              3/31/2005         3/31/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                   $73,574           $71,173
      Settlements and disposals                 (    673)                -
      Accretion expense                              817               714
                                                 -------           -------
      Total Asset Retirement,
         Obligation, End of Quarter              $73,718           $71,887
                                                 =======           =======
      Asset Retirement Obligation -
         Current                                 $ 6,254           $ 8,775
      Asset Retirement Obligation -
         Long-Term                                67,464            63,112

                                II-D Partnership
                                ----------------


                                             Three Months       Three Months
                                                Ended              Ended
                                              3/31/2005          3/31/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $187,060          $185,990
      Accretion expense                            2,071             1,889
                                                --------          --------
      Total Asset Retirement,
         Obligation, End of Quarter             $189,131          $187,879
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 20,641          $ 20,351
      Asset Retirement Obligation -
         Long-Term                               168,490           167,528



                                II-E Partnership
                                ----------------


                                             Three Months      Three Months
                                                Ended              Ended
                                              3/31/2005          3/31/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $102,444           $98,320
      Additions and revisions                        122                 -
      Accretion expense                            1,118             1,015
                                                --------           -------
      Total Asset Retirement,
         Obligation, End of Quarter             $103,684           $99,335
                                                ========           =======
      Asset Retirement Obligation -
         Current                                $  2,068           $ 3,391
      Asset Retirement Obligation -
         Long-Term                               101,616            95,944

                                II-F Partnership
                                ----------------


                                             Three Months      Three Months
                                                Ended              Ended
                                              3/31/2005          3/31/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $102,318           $98,166
      Additions and revisions                        294                 -
      Accretion expense                            1,180             1,063
                                                --------           -------
      Total Asset Retirement,
         Obligation, End of Quarter             $103,792           $99,229
                                                ========           =======
      Asset Retirement Obligation -
         Current                                $  1,570           $ 4,823
      Asset Retirement Obligation -
         Long-Term                               102,222            94,406



                                II-G Partnership
                                ----------------


                                             Three Months      Three Months
                                                Ended              Ended
                                              3/31/2005          3/31/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $218,637          $209,768
      Additions and revisions                        617                 -
      Accretion expense                            2,498             2,240
                                                --------          --------
      Total Asset Retirement,
         Obligation, End of Quarter             $221,752          $212,008
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  3,376          $ 10,619
      Asset Retirement Obligation -
         Long-Term                               218,376           201,389

                                II-H Partnership
                                ----------------


                                             Three Months      Three Months
                                                Ended              Ended
                                              3/31/2005          3/31/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                   $53,561           $51,379
      Additions and revisions                        143                 -
      Accretion expense                              621               550
                                                 -------           -------
      Total Asset Retirement,
         Obligation, End of Quarter              $54,325           $51,929
                                                 =======           =======
      Asset Retirement Obligation -
         Current                                 $   823           $ 2,651
      Asset Retirement Obligation -
         Long-Term                                53,502            49,278



2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended March 31, 2005, the following payments were made to the General Partner or its affiliates by the Partnerships:


                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        ------------------        --------------
               II-A                  $28,317                $127,443
               II-B                   26,701                  95,190
               II-C                   23,983                  40,689
               II-D                   26,090                  82,863
               II-E                   24,958                  60,216
               II-F                   24,204                  45,105
               II-G                   26,844                  97,944
               II-H                   23,150                  24,135

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 2005 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures for new wells or well recompletions or workovers may, however, reduce or eliminate cash available for a particular quarterly distribution.

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

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil and gas industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices for which the Partnerships are currently settling this liability. These amounts were recorded as gas imbalance payables in accordance with the sales method. These gas imbalance payables will be settled by either gas production by the underproduced party in excess of current estimates of total gas reserves for the well or by negotiated or contractual payment to the underproduced party.


ASSET RETIREMENT OBLIGATIONS
----------------------------

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. The Partnerships follow FAS No. 143, "Accounting for Asset Retirement Obligations" in accounting for the future expenditures that will be necessary to plug and abandon these wells. FAS No. 143 requires the estimated plugging and abandonment obligations to be recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and to be capitalized as part of the carrying amount of the well.


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

      The  Partnerships  are  not  aware  of  any  recently  issued   accounting
      pronouncements that would have an impact on the Partnerships' future results of operations and financial position.

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

                                II-A Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004             640,885        6,276,815
         Production                             ( 15,816)      (  168,702)
         Extensions and discoveries                  187            2,716
         Revisions of previous
            estimates                             37,034          113,517
                                                 -------        ---------

      Proved reserves, March 31, 2005            662,290        6,224,346
                                                 =======        =========

                                II-B Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004             464,848        4,820,010
         Production                             ( 11,643)      (  129,650)
         Extensions and discoveries                   64            4,059
         Revisions of previous
            estimates                             22,552           58,832
                                                 -------        ---------

      Proved reserves, March 31, 2005            475,821        4,753,251
                                                 =======        =========

                                II-C Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004             165,761        3,453,278
         Production                             (  4,575)      (   77,808)
         Extension and discoveries                    32            1,854
         Revisions of previous
            estimates                              7,005           47,020
                                                 -------        ---------

      Proved reserves, March 31, 2005            168,223        3,424,344
                                                 =======        =========


                                II-D Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004             187,315        9,092,389
         Production                             (  7,013)      (  185,605)
         Extensions and discoveries                    5           11,470
         Revisions of previous
            estimates                              6,872          164,006
                                                 -------        ---------

      Proved reserves, March 31, 2005            187,179        9,082,260
                                                 =======        =========

                                II-E Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004             180,202        4,984,738
         Production                             (  5,318)      (   98,896)
         Extensions and discoveries                  186            6,167
         Revisions of previous
            estimates                              7,387           81,303
                                                 -------        ---------

      Proved reserves, March 31, 2005            182,457        4,973,312
                                                 =======        =========


                                II-F Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004             341,736        3,712,870
         Production                             (  6,823)      (  104,383)
         Extension and discoveries                   439            7,152
         Revisions of previous
            estimates                              8,721           62,265
                                                 -------        ---------

      Proved reserves, March 31, 2005            344,073        3,677,904
                                                 =======        =========


                                II-G Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004             716,461        7,960,566
         Production                             ( 14,304)      (  223,081)
         Extension and discoveries                   921           14,464
         Revisions of previous
            estimates                             18,322          136,471
                                                 -------        ---------

      Proved reserves, March 31, 2005            721,400        7,888,420
                                                 =======        =========

                                II-H Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004             166,923        1,928,846
         Production                             (  3,322)      (   53,716)
         Extension and discoveries                   213            3,519
         Revisions of previous
            estimates                              4,244           33,734
                                                 -------        ---------

      Proved reserves, March 31, 2005            168,058        1,912,383
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

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of March 31, 2005 and December 31, 2004. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the gas prices in effect on the dates corresponding to the reserve valuations. Changes in the oil and gas prices cause the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to March 31, 2005. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at March 31, 2005 will actually be realized for such production.

                                 Net Present Value of Reserves
                      -------------------------------------------------
      Partnership                      3/31/05                12/31/04
      -----------                    -----------            -----------
         II-A                        $28,681,799            $22,577,646
         II-B                         21,176,468             16,786,623
         II-C                         12,891,812             10,385,490
         II-D                         28,456,012             23,002,363
         II-E                         16,143,499             13,207,547
         II-F                         16,089,345             13,041,206
         II-G                         34,175,448             27,697,953
         II-H                          8,143,211              6,599,223

                                      Oil and Gas Prices
                      -------------------------------------------------
        Pricing                         3/31/05               12/31/04
      -----------                    -----------            -----------
      Oil (Bbl)                      $     55.31            $    43.36
      Gas (Mcf)                             7.17                  6.02


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

      In addition to pricing, the level of net revenues is also highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. Despite this general trend of declining production, several factors can cause the volumes of oil and gas sold to increase or decrease at an even greater rate over a given period. These factors include, but are not limited to, (i)
      geophysical  conditions  which  cause an  acceleration  of the  decline in production, (ii) the shutting in of wells (or the opening of previously shut-in wells) due to low oil and gas prices (or high oil and gas prices), mechanical difficulties, loss of a market or transportation, or performance of workovers, recompletions, or other operations in the well,
      (iii) prior period volume adjustments (either positive or negative) made by the purchasers of the production, (iv) ownership adjustments in accordance with agreements governing the operation or ownership of the well (such as adjustments that occur at payout), and (v) completion of enhanced recovery projects which increase production for the well. Many of these factors are very significant as related to a single well or as related to many wells over a short period of time. However, due to the large number of wells owned by the Partnerships, these factors are generally not material as compared to the normal declines in production experienced on all remaining wells.

      II-A PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004.

                                               Three Months Ended March 31,
                                              -----------------------------
                                                   2005             2004
                                                ----------       ----------
      Oil and gas sales                         $1,717,134       $1,329,152
      Oil and gas production expenses           $  337,875       $  355,945
      Barrels produced                              15,816           17,623
      Mcf produced                                 168,702          162,681
      Average price/Bbl                         $    46.50       $    31.20
      Average price/Mcf                         $     5.82       $     4.79

      As shown in the table above, total oil and gas sales increased $387,982 (29.2%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Of this increase, approximately $242,000 and $174,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $56,000 related to a decrease in volumes of oil sold.
      Volumes of oil sold decreased 1,807 barrels, while volumes of gas sold increased 6,021 Mcf for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The decrease in volumes of oil sold was primarily due to normal declines in production. The increase in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the operator on two significant wells during the three months ended March 31, 2005, (ii) negative prior period volume adjustments on two other significant wells during the three months ended March 31, 2004, and (iii) the successful completion of a new well during mid 2004. These increases were partially offset by the shutting-in of one significant well during late 2004 and early 2005 due to a transportation problem associated with line pressure. As of the date of this Quarterly Report, the shut-in well is expected to return to production in mid 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $18,070 (5.1%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This decrease was primarily due to (i) a reversal during the three months ended March 31, 2005 of approximately $27,000 of a charge previously accrued for a judgment and (ii) workover expenses incurred on several wells during the three months ended March 31, 2004. These decreases were partially offset by (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on several other wells during the three months ended March 31, 2005. As a percentage of oil and gas sales, these expenses decreased to 19.7% for the three months ended March 31, 2005 from 26.8% for the three months ended March

      31, 2004. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $3,434 (7.2%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. As a percentage of oil and gas sales, this expense decreased to 3.0% for the three months ended March 31, 2005 from 3.6% for the three months ended March 31, 2004. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $13,298 for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. As a percentage of oil and gas sales, these expenses decreased to 9.1% for the three months ended March 31, 2005 from 10.7% for the three months ended March 31, 2004. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      The Limited  Partners have received cash  distributions  through March 31,
      2005  totaling   $62,002,357  or  128.03%  of  Limited  Partners'  capital
      contributions.

      II-B PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004.

                                               Three Months Ended March 31,
                                              -----------------------------
                                                   2005            2004
                                                ----------       --------
      Oil and gas sales                         $1,300,982       $967,481
      Oil and gas production expenses           $  255,561       $264,900
      Barrels produced                              11,643         11,835
      Mcf produced                                 129,650        124,571
      Average price/Bbl                         $    46.52       $  32.51
      Average price/Mcf                         $     5.86       $   4.68

      As shown in the table above, total oil and gas sales increased $333,501 (34.5%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Of this increase, approximately $163,000 and $153,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil sold decreased 192 barrels, while volumes of gas sold increased 5,079 Mcf for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The increase in volumes of gas sold was primarily due to negative prior period volume adjustments on two significant wells during the three months ended March 31, 2004. These increases were partially offset by the shutting-in of one significant well during late 2004 and early 2005 due to a transportation problem associated with line pressure. As of the date of this Quarterly Report, the shut-in well is expected to return to production in mid 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $9,339 (3.5%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This decrease was primarily due to (i) workover expenses incurred on several wells during the three months ended March 31, 2004, (ii) positive prior period lease operating expense adjustments made by the operators on two significant wells during the three months ended March 31, 2004, and (iii) repair and maintenance expenses incurred on another significant well during the three months ended March 31, 2004. These decreases were partially offset by (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on two significant wells during the three months ended March 31, 2005. As a percentage of oil and gas sales, these expenses decreased to 19.6% for the three months ended March 31, 2005 from 27.4% for the three months ended March 31, 2004. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $4,729 (14.1%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This increase was primarily due to an increase in depletable oil and gas properties due to the developmental drilling of one significant well during the three months ended March 31, 2005. As a percentage of oil and gas sales, this expense decreased to 2.9% for the three months ended March 31, 2005 from 3.5% for the three months ended March 31, 2004. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $14,021 for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. As a percentage of oil and gas sales, these expenses decreased to 9.4% for the three months ended March 31, 2005 from 11.1% for the three months ended March 31, 2004. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      The Limited  Partners have received cash  distributions  through March 31,
      2005  totaling   $44,610,916  or  123.33%  of  Limited  Partners'  capital
      contributions.

      II-C PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                    2005             2004
                                                  --------         --------
      Oil and gas sales                           $662,583         $481,020
      Oil and gas production expenses             $124,595         $129,923
      Barrels produced                               4,575            4,506
      Mcf produced                                  77,808           72,221
      Average price/Bbl                           $  45.42         $  32.30
      Average price/Mcf                           $   5.85         $   4.65

      As shown in the table above, total oil and gas sales increased $181,563 (37.7%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Of this increase, approximately (i) $60,000 and $93,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $26,000 was related to an increase in volumes of gas sold. Volumes of oil and gas sold increased 69 barrels and 5,587 Mcf, respectively, for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The increase in volumes of oil sold was primarily due to (i) a positive prior period volume adjustment made by the operator on one significant well during the three months ended March 31, 2005 and (ii) increases in production on several wells within one unit following successful workovers of those wells during 2004. These increases were partially offset by normal declines in production. The increase in volumes of gas sold was primarily due to (i) the first receipt of revenues on one significant well during late 2004, (ii) increases in production on several wells following successful workovers of those wells during late 2004 and early 2005, and (iii) negative prior period volume adjustments on two significant wells during the three months ended March 31, 2004. These increases were partially offset by the shutting-in of one significant well during late 2004 and early 2005 due to a transportation problem associated with line pressure. As of the date of this Quarterly Report, the shut-in well is expected to return to production in mid 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $5,328 (4.1%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This decrease was primarily due to (i) workover expenses incurred on several wells during the three months ended March 31, 2004, (ii) positive prior period lease operating expense adjustments made by the operators on two significant wells during the three months ended March 31, 2004, and (iii) repair and maintenance expenses incurred on one significant well during the three months ended March 31, 2004. These decreases were partially offset by (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on two significant wells during the three months ended March 31, 2005. As a percentage of oil and gas sales, these expenses decreased to 18.8% for the three months ended March 31, 2005 from 27.0% for the three months ended March 31, 2004. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $4,231 (21.8%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves since March 31, 2004. As a percentage of oil and gas sales, this expense decreased to 2.3% for the three months ended March 31, 2005 from 4.0% for the three months ended March 31, 2004. This percentage decrease was primarily due to (i) the increases in the average prices of oil and gas sold and (ii) the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $15,238 for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. As a percentage of oil and gas sales, these expenses decreased to 9.8% for the three months ended March 31, 2005 from 10.3% for the three months ended March 31, 2004.

      The Limited  Partners have received cash  distributions  through March 31,
      2005  totaling   $20,986,686  or  135.73%  of  Limited  Partners'  capital
      contributions.

      II-D PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                   2005             2004
                                                ----------       ----------
      Oil and gas sales                         $1,421,546       $1,070,883
      Oil and gas production expenses           $  310,292       $  266,338
      Barrels produced                               7,013            7,389
      Mcf produced                                 185,605          173,189
      Average price/Bbl                         $    44.85       $    31.82
      Average price/Mcf                         $     5.96       $     4.83

      As shown in the table above, total oil and gas sales increased $350,663 (32.7%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Of this increase, approximately (i) $91,000 and $211,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $60,000 was related to an increase in volumes of gas sold. Volumes of oil sold decreased 376 barrels, while volumes of gas sold increased 12,416 Mcf for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The increase in volumes of gas sold was primarily due to (i) increases in production on several wells following successful workovers of those wells during late 2004 and early 2005, (ii) the receipt of first revenues on one significant well during late 2004, and (iii) a positive prior period volume adjustment made by the operator on another significant well during the three months ended March 31, 2005. These increases were partially offset by the shutting-in of one significant well during late 2004 and early 2005 due to a transportation problem associated with line pressure. As of the date of this Quarterly Report, the shut-in well is expected to return to production in mid 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $43,954 (16.5%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on several wells during the three months ended March 31, 2005. These increases were partially offset by workover expenses incurred on another significant well during the three months ended March 31, 2004. As a percentage of oil and gas sales, these expenses decreased to 21.8% for the three months ended March 31, 2005 from 24.9% for the three months ended March 31, 2004. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $31,427 (45.7%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This decrease was primarily due to upward revisions in the estimates of remaining gas reserves since March 31, 2004, which decrease was partially offset by the increase in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 2.6% for the three months ended March 31, 2005 from 6.4% for the three months ended March 31, 2004. This percentage decrease was primarily due to (i) the dollar decrease in depreciation, depletion, and amortization of oil and gas properties and (ii) the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $14,296 for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. As a percentage of oil and gas sales, these expenses decreased to 7.7% for the three months ended March 31, 2005 from 8.8% for the three months ended March 31, 2004. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      The Limited  Partners have received cash  distributions  through March 31,
      2005  totaling   $43,841,903  or  139.23%  of  Limited  Partners'  capital
      contributions.

      II-E PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004.

                                              Three Months Ended March 31,
                                               ----------------------------
                                                  2005               2004
                                                --------           --------
      Oil and gas sales                         $828,768           $701,330
      Oil and gas production expenses           $149,822           $159,917
      Barrels produced                             5,318              5,116
      Mcf produced                                98,896            113,320
      Average price/Bbl                         $  46.40           $  31.86
      Average price/Mcf                         $   5.89           $   4.75

      As shown in the table above, total oil and gas sales increased $127,438 (18.2%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Of this increase, approximately $77,000 and $112,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $69,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 202 barrels, while volumes of gas sold decreased 14,424 Mcf for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The increase in volumes of oil sold was primarily due to positive prior period volume adjustments made by the operators on two significant wells during the three months ended March 31, 2005, which increases were partially offset by a positive prior period volume adjustment made by the operator on one significant well during the three months ended March 31, 2004. The decrease in volumes of gas sold was primarily due to (i) the shutting-in of one significant well during late 2004 and early 2005 due to a transportation problem associated with line pressure and (ii) normal declines in production. As of the date of this Quarterly Report, the shut-in well is expected to return to production in mid 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $10,095 (6.3%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This decrease was primarily due to (i) workover expenses incurred on several wells during the three months ended March 31, 2004, (ii) the receipt of ad valorem tax credits on one significant well during the three months ended March 31, 2005, and (iii) a positive prior period lease operating expense adjustment made by the operator on one significant well during the three months ended March 31, 2004. These decreases were partially offset by (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on one significant well during the three months ended March 31, 2005. As a percentage of oil and gas sales, these expenses decreased to 18.1% for the three months ended March 31, 2005 from 22.8% for the three months ended March 31, 2004. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $102,879 (69.7%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This decrease was primarily due to (i) one significant well being fully depleted during the three months ended March 31, 2004 due to the lack of remaining reserves and (ii) the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 5.4% for the three months ended March 31, 2005 from 21.0% for the three months ended March 31, 2004. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $13,869 for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. As a percentage of oil and gas sales, these expenses increased to 10.3% for the three months ended March 31, 2005 from 10.2% for the three months ended March 31, 2004.

      The Limited  Partners have received cash  distributions  through March 31,
      2005  totaling   $30,694,574  or  134.14%  of  Limited  Partners'  capital
      contributions.

      II-F PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                  2005               2004
                                                --------           --------
      Oil and gas sales                         $928,981           $782,910
      Oil and gas production expenses           $104,688           $138,253
      Barrels produced                             6,823              7,519
      Mcf produced                               104,383            123,018
      Average price/Bbl                         $  45.49           $  30.68
      Average price/Mcf                         $   5.93           $   4.49

      As shown in the table above, total oil and gas sales increased $146,071 (18.7%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Of this increase, approximately $101,000 and $150,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $21,000 and $84,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 696 barrels and 18,635 Mcf, respectively, for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The decrease in volumes of oil sold was primarily due to (i) positive prior period volume adjustments made by the operators on several wells during the three months ended March 31, 2004 and (ii) normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the operator on one significant well during the three months ended March 31, 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $33,565 (24.3%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This decrease was primarily due to (i) the receipt of ad valorem tax credits on one significant well during the three months ended March 31, 2005 and (ii) workover expenses incurred on two significant wells during the three months ended March 31, 2004. These decreases were partially offset by (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on one significant well during the three months ended March 31, 2005. As a percentage of oil and gas sales, these expenses decreased to 11.3% for the three months ended March 31, 2005 from 17.7% for the three months ended March 31 2004. This percentage decrease was primarily due to (i) the dollar decrease in oil and gas production expenses and (ii) the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $2,661 (8.2%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This decrease was primarily due to the decreases in volumes of oil and gas sold. This decrease was partially offset by an increase in depletable oil and gas properties primarily due to the developmental drilling of one significant well during the three months ended March 31, 2005. As a percentage of oil and gas sales, this expense decreased to 3.2% for the three months ended March 31, 2005 from 4.1% for the three months ended March 31, 2004. This percentage decrease was primarily due to (i) the increases in the average prices of oil and gas sold and (ii) the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $15,009 for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. As a percentage of oil and gas sales, these expenses increased to 7.5% for the three months ended March 31, 2005 from 6.9% for the three months ended March 31, 2004.

      The Limited  Partners have received cash  distributions  through March 31,
      2005  totaling   $25,565,051  or  149.15%  of  Limited  Partners'  capital
      contributions.

      II-G PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                   2005              2004
                                                ----------       ----------
      Oil and gas sales                         $1,988,827       $1,662,197
      Oil and gas production expenses           $  237,660       $  295,297
      Barrels produced                              14,304           15,750
      Mcf produced                                 223,081          262,468
      Average price/Bbl                         $    45.48       $    30.69
      Average price/Mcf                         $     6.00       $     4.49

      As shown in the table above, total oil and gas sales increased $326,630 (19.7%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Of this increase, approximately $212,000 and $336,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $44,000 and $177,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 1,446 barrels and 39,387 Mcf, respectively, for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The decrease in volumes of oil sold was primarily due to (i) positive prior period volume adjustments made by the operators on several wells during the three months ended March 31, 2004 and (ii) normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the operator on one significant well during the three months ended March 31, 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $57,637 (19.5%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This decrease was primarily due to (i) the receipt of ad valorem tax credits on one significant well during the three months ended March 31, 2005 and (ii) workover expenses incurred on two significant wells during the three months ended March 31, 2004. These decreases were partially offset by (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on one significant well during the three months ended March 31, 2005. As a percentage of oil and gas sales, these expenses decreased to 11.9% for the three months ended March 31, 2005 from 17.8% for the three months ended March 31 2004. This percentage decrease was primarily due to (i) the dollar decreases in oil and gas production expenses and (ii) the increase in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $4,206 (6.0%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This decrease was primarily due to the decreases in volumes of oil and gas sold. This decrease was partially offset by an increase in depletable oil and gas properties due to the developmental drilling of one significant well during the three months ended March 31, 2005. As a percentage of oil and gas sales, this expense decreased to 3.3% for the three months ended March 31, 2005 from 4.2% for the three months ended March 31, 2004. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $13,827 for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. As a percentage of oil and gas sales, these expenses decreased to 6.3% for the three months ended March 31, 2005 from 6.7% for the three months ended March 31, 2004.

      The Limited  Partners have received cash  distributions  through March 31,
      2005  totaling   $53,431,371  or  143.56%  of  Limited  Partners'  capital
      contributions.

      II-H PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                  2005               2004
                                                --------           --------
      Oil and gas sales                         $473,771           $396,233
      Oil and gas production expenses           $ 56,964           $ 71,050
      Barrels produced                             3,322              3,652
      Mcf produced                                53,716             63,116
      Average price/Bbl                         $  45.49           $  30.70
      Average price/Mcf                         $   6.01           $   4.50

      As shown in the table above, total oil and gas sales increased $77,538 (19.6%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Of this increase, approximately $49,000 and $81,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $10,000 and $42,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 330 barrels and 9,400 Mcf, respectively, for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The decrease in volumes of oil sold was primarily due to (i) positive prior period volume adjustments made by the operators on several wells during the three months ended March 31, 2004 and (ii) normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the operator on one significant well during the three months ended March 31, 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $14,086 (19.8%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This decrease was primarily due to (i) the receipt of ad valorem tax credits on one significant well during the three months ended March 31, 2005 and (ii) workover expenses incurred on two significant wells during the three months ended March 31, 2004. These decreases were partially offset by (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on one significant well during the three months ended March 31, 2005. As a percentage of oil and gas sales, these expenses decreased to 12.0% for the three months ended March 31, 2005 from 17.9% for the three months ended March 31 2004. This percentage decrease was primarily due to (i) the dollar decrease in oil and gas production expenses and (ii) the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $1,136 (6.7%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This decrease was primarily due to the decreases in volumes of oil and gas sold. This decrease was partially offset by an increase in depletable oil and gas properties due to the developmental drilling of one significant well during the three months ended March 31, 2005. As a percentage of oil and gas sales, this expense decreased to 3.3% for the three months ended March 31, 2005 from 4.3% for the three months ended March 31, 2004. This percentage decrease was primarily due to (i) the increases in the average prices of oil and gas sold and (ii) the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $15,478 for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. As a percentage of oil and gas sales, these expenses increased to 10.0% for the three months ended March 31, 2005 from 8.0% for the three months ended March 31, 2004. This percentage increase was primarily due to the dollar increase in general and administrative expenses.

      The Limited  Partners have received cash  distributions  through March 31,
      2005  totaling   $12,419,364  or  135.42%  of  Limited  Partners'  capital
      contributions.

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

                           PART II. OTHER INFORMATION


ITEM I:  LEGAL PROCEEDINGS

      A lawsuit styled Xplor Energy Operating Co. v. The Newton Corp, et al., Case No. 99-04-01960-CV, 284th Judicial District Court of Montgomery
      County, Texas was filed on May 12, 1999. The Newton Corp. ("Newton") acquired an interest at auction in the State 87-S1 (the "Well") owned by the II-A Partnership and two related partnerships (collectively the "Prior Owners"). Eight months after Newton's acquisition of the Prior Owners' interest, the operator of the Well, Xplor Energy Operating Co. ("Xplor"), plugged and abandoned the Well. Xplor filed this lawsuit on May 12, 1999 alleging that the Prior Owners were the record owners of the lease when it expired and that the Prior Owners were responsible for the costs of plugging and abandoning the Well. Xplor sought to recover the Prior Owners' proportionate share of the costs to plug and abandon the well along with attorneys' fees and interest. The Prior Owners denied liability and cross-claimed against Newton for indemnity for any amounts that may be awarded to Xplor. Newton in turn alleged that the Prior Owners were liable for the plugging costs. Trial was held on August 6, 2001. At the conclusion of the trial the Court awarded Xplor $86,000 plus $200,000 in attorney fees and awarded Newton $300 plus $161,000 in attorney fees to be divided among the Prior Owners. On January 15, 2002 the Prior Owners filed an appeal of the matter with the Court of Appeals, Fifth District of Texas, Dallas, Texas, Case No. 05-02-00070-CV. The II-A Partnership has approximately 15% of the liability with respect to the trial court judgment rendered in the matter.

      On April 23, 2002 the Prior Owners entered into a settlement agreement with Xplor thereby settling for $165,000 the judgment in favor of Xplor. On January 23, 2003 the Court of Appeals ruled against Newton on all issues except one claim resulting in the $300 liability to the Prior Owners, and remanded the case to the trial court to determine and award to Newton any portion of the alleged attorneys' fees awarded to them that is attributable solely to the $300 award against the Prior Owners. On April 8, 2005 the Texas Supreme Court reversed this decision and ruled that the Prior Owners had no liability to Newton. The Texas Supreme Court remanded the case to the trial court to render a judgment in favor of the Prior Owners against Newton in an amount to be determined in order to reimburse the Prior Owners for the costs to plug and abandon the Well.

      A lawsuit styled Robert W. Scott, Individually and as Managing Member of R.W. Scott Investments, LLC v. Samson Resources Company, Case No. C-01-385, was filed in the District Court of Sweetwater County, Wyoming on June 29, 2001. The lawsuit seeks class action certification and alleges that Samson deducted from its payments to royalty and overriding royalty owners certain charges which were improper under the Wyoming royalty payment statutes. A number of these royalty and overriding royalty payments burdened the interests of the II-C and II-D Partnerships. In
      February 2003, Samson made a supplemental payment to the royalty and overriding royalty interest owners who were potential class members of amounts which were then thought to have been improperly deducted plus statutory interest thereon. The applicable portions of these payments, $2,548.31 and $26,768.96, respectively, were recouped from the II-C and II-D Partnerships in the first quarter of 2003. The lawsuit also alleges that Samson's check stubs did not fully comply with the Wyoming Royalty Payment Act. Samson intends to vigorously defend this claim.

      On January 14, 2005 the trial court issued a letter certifying this lawsuit as a class action and denying Samson's motion for summary judgment. On May 4, 2005 the trial court issued a subsequent letter clarifying its prior decision. However, as of the date of this Quarterly Report the trial court has not issued an Order certifying the class or denying Samson's motion for Summary Judgment. The General Partner anticipates receipt of this Order in the near future and intends to immediately seek a review of these decisions by the Wyoming Supreme Court.


ITEM 6.  EXHIBITS


            31.1 Certification by Dennis R. Neill required by Rule 13a-14(a) /15d-14(a)for the II-A Partnership.

            31.2 Certification by Craig D. Loseke required by Rule 13a-14(a) /15d-14(a) for the II-A Partnership.

            31.3 Certification by Dennis R. Neill required by Rule 13a-14(a) /15d-14(a)for the II-B Partnership.

            31.4 Certification by Craig D. Loseke required by Rule 13a-14(a) /15d-14(a) for the II-B Partnership.

            31.5 Certification by Dennis R. Neill required by Rule 13a-14(a) /15d-14(a) for the II-C Partnership.

            31.6 Certification by Craig D. Loseke required by Rule 13a-14(a) /15d-14(a) for the II-C Partnership.

            31.7 Certification by Dennis R. Neill required by Rule 13a-14(a )/15d-14(a) for the II-D Partnership.

            31.8 Certification by Craig D. Loseke required by Rule 13a-14(a) /15d-14(a) for the II-D Partnership.

            31.9 Certification by Dennis R. Neill required by Rule 13a-14(a) /15d-14(a) fr the II-E Partnership.

            31.10 Certification by Craig D. Loseke required by Rule 13a-14(a) /15d-14(a) for the II-E Partnership.

            31.11 Certification by Dennis R. Neill required by Rule 13a-14(a) /15d-14(a) for the II-F Partnership.

            31.12 Certification by Craig D. Loseke required by Rule 13a-14(a) /15d-14(a) for the II-F Partnership.

            31.13 Certification by Dennis R. Neill required by Rule 13a-14(a) /15d-14(a) for the II-G Partnership.

            31.14 Certification by Craig D. Loseke required by Rule 13a-14(a) /15d-14(a) for the II-G Partnership.

            31.15 Certification by Dennis R. Neill required by Rule 13a-14(a) /15d-14(a) for the II-H Partnership.

            31.16 Certification by Craig D. Loseke required by Rule 13a-14(a) /15d-14(a) for the II-H Partnership.

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

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  May 13, 2005                 By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  May 13, 2005                 By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

                                INDEX TO EXHIBITS
                                -----------------

Exh.
No.         Exhibit
----        -------

31.1 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-A.

31.2 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-A.

31.3 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a for the Geodyne Energy Income Limited Partnership II-B.

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