Form 10-Q
period 2005-09-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP II A; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-E; GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-G; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-H
filed 2005-11-14
CIK 824894, 826345, 833054, 833526, 842881, 850506, 851724, 854062

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005

Commission File Number:

      II-A:  0-16388          II-D:  0-16980          II-G:  0-17802
      II-B:  0-16405          II-E:  0-17320          II-H:  0-18305
      II-C:  0-16981          II-F:  0-17799

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
       ---------------------------------------------------------------------
             (Exact name of  Registrant  as specified in its Articles)
                                            II-A  73-1295505
                                            II-B  73-1303341
                                            II-C  73-1308986
                                            II-D  73-1329761
                                            II-E  73-1324751
                                            II-F  73-1330632
                                            II-G  73-1336572
           Oklahoma                         II-H  73-1342476
    ----------------------------      ------------------------------------
    (State or other jurisdiction      (I.R.S. Employer Identification
       of incorporation or                         Number)
         organization)

     Two West Second Street, Tulsa, Oklahoma             74103
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
                        Yes     X               No
                             ------                    ------
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                        Yes                     No      X
                             ------                    ------
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                        Yes                     No      X
                             ------                    ------

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                             September 30,     December 31,
                                                 2005              2004
                                             -------------     ------------
CURRENT ASSETS:
   Cash and cash equivalents                   $1,634,685       $1,557,473
   Accounts receivable:
      Oil and gas sales                         1,517,488        1,004,704
      Related party (Note 2)                          152                -
                                               ----------       ----------
        Total current assets                   $3,152,325       $2,562,177
NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                2,534,988        2,226,122

DEFERRED CHARGE                                   606,501          625,308
                                               ----------       ----------
                                               $6,293,814       $5,413,607
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  235,248       $  273,971
   Accrued liability - other (Note 1)                   -           26,672
   Gas imbalance payable                          107,937          108,636
   Asset retirement obligation -
      current (Note 1)                             16,851           34,994
                                               ----------       ----------
        Total current liabilities              $  360,036       $  444,273

LONG-TERM LIABILITIES:
   Accrued liability                           $  153,326       $  179,306
   Asset retirement obligation
      (Note 1)                                    861,052          358,676
                                               ----------       ----------
        Total long-term liabilities            $1,014,378       $  537,982

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  136,230)     ($  201,586)
   Limited Partners, issued and
      outstanding, 484,283 units                5,055,630        4,632,938
                                               ----------       ----------
        Total Partners' capital                $4,919,400       $4,431,352
                                               ----------       ----------
                                               $6,293,814       $5,413,607
                                               ==========       ==========
            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                 2005              2004
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $2,048,071        $1,504,390
   Interest income                                 8,398             2,633
                                              ----------        ----------
                                              $2,056,469        $1,507,023

COSTS AND EXPENSES:
   Lease operating                            $  326,011        $  250,642
   Production tax                                106,325            80,778
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 170,685            47,147
   General and administrative
      (Note 2)                                   133,844           133,468
                                              ----------        ----------
                                              $  736,865        $  512,035
                                              ----------        ----------

NET INCOME                                    $1,319,604        $  994,988
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  146,482        $  103,479
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,173,122        $  891,509
                                              ==========        ==========
NET INCOME per unit                           $     2.42        $     1.84
                                              ==========        ==========
UNITS OUTSTANDING                                484,283           484,283
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                 2005              2004
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $5,483,417        $4,345,158
   Interest income                                21,283             5,814
                                              ----------        ----------
                                              $5,504,700        $4,350,972

COSTS AND EXPENSES:
   Lease operating                            $  864,469        $  821,266
   Production tax                                306,278           240,414
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 298,306           143,790
   General and administrative
      (Note 2)                                   424,079           425,933
                                              ----------        ----------
                                              $1,893,132        $1,631,403
                                              ----------        ----------

NET INCOME                                    $3,611,568        $2,719,569
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  385,876        $  284,317
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $3,225,692        $2,435,252
                                              ==========        ==========
NET INCOME per unit                           $     6.66        $     5.03
                                              ==========        ==========
UNITS OUTSTANDING                                484,283           484,283
                                              ==========        ==========







            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)
                                                   2005            2004
                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $3,611,568      $2,719,569
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 298,306         143,790
      Settlement of asset retirement
        obligation                             (       188)              -
      Increase in accounts receivable -
        oil and gas sales                      (   512,784)    (   187,159)
      Increase in accounts receivable -
        related party (Note 2)                 (       152)              -
      Decrease in deferred charge                   18,807           2,635
      Decrease in accounts payable             (    63,721)    (    91,944)
      Decrease in accrued liability -
        other                                  (    26,672)              -
      Decrease in gas imbalance payable        (       699)    (    16,482)
      Increase (decrease) in accrued
        liability                              (    25,980)          3,682
                                                ----------      ----------
Net cash provided by operating
   activities                                   $3,298,485      $2,574,091
                                                ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  125,035)    ($   35,173)
   Proceeds from sale of oil and
      gas properties                                27,282           4,662
                                                ----------      ----------
Net cash used by investing
   activities                                  ($   97,753)    ($   30,511)
                                                ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($3,123,520)    ($2,421,903)
                                                ----------      ----------
Net cash used by financing
   activities                                  ($3,123,520)    ($2,421,903)
                                                ----------      ----------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $   77,212      $  121,677

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           1,557,473       1,428,609
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $1,634,685      $1,550,286
                                                ==========      ==========
            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 2005              2004
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $1,144,792        $1,079,057
   Accounts receivable:
      Oil and gas sales                        1,166,234           750,466
                                              ----------        ----------
        Total current assets                  $2,311,026        $1,829,523

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,635,284         1,590,243

DEFERRED CHARGE                                  266,353           252,768
                                              ----------        ----------
                                              $4,212,663        $3,672,534
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  160,050        $  202,172
   Gas imbalance payable                          36,339            39,527
   Asset retirement obligation -
      current (Note 1)                            10,432            17,122
                                              ----------        ----------
        Total current liabilities             $  206,821        $  258,821

LONG-TERM LIABILITIES:
   Accrued liability                          $   55,411        $   42,599
   Asset retirement obligation
      (Note 1)                                   362,921           193,076
                                              ----------        ----------
        Total long-term liabilities           $  418,332        $  235,675

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  180,404)      ($  232,828)
   Limited Partners, issued and
      outstanding, 361,719 units               3,767,914         3,410,866
                                              ----------        ----------
        Total Partners' capital               $3,587,510        $3,178,038
                                              ----------        ----------
                                              $4,212,663        $3,672,534
                                              ==========        ==========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                 2005             2004
                                              ----------       ----------

REVENUES:
   Oil and gas sales                          $1,540,789       $1,116,621
   Interest income                                 5,544            1,784
                                              ----------       ----------
                                              $1,546,333       $1,118,405

COSTS AND EXPENSES:
   Lease operating                            $  241,604       $  184,346
   Production tax                                 83,314           63,056
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  98,345           40,752
   General and administrative
      (Note 2)                                   100,305          100,015
                                              ----------       ----------
                                              $  523,568       $  388,169
                                              ----------       ----------

NET INCOME                                    $1,022,765       $  730,236
                                              ==========       ==========
GENERAL PARTNER - NET INCOME                  $  110,573       $   76,512
                                              ==========       ==========
LIMITED PARTNERS - NET INCOME                 $  912,192       $  653,724
                                              ==========       ==========
NET INCOME per unit                           $     2.52       $     1.81
                                              ==========       ==========
UNITS OUTSTANDING                                361,719          361,719
                                              ==========       ==========












            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                 2005             2004
                                              ----------       ----------

REVENUES:
   Oil and gas sales                          $4,030,598       $3,194,701
   Interest income                                14,425            4,006
                                              ----------       ----------
                                              $4,045,023       $3,198,707

COSTS AND EXPENSES:
   Lease operating                            $  650,362       $  599,340
   Production tax                                235,028          190,141
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 220,406          112,977
   General and administrative
      (Note 2)                                   323,180          323,758
                                              ----------       ----------
                                              $1,428,976       $1,226,216
                                              ----------       ----------

NET INCOME                                    $2,616,047       $1,972,491
                                              ==========       ==========
GENERAL PARTNER - NET INCOME                  $  279,999       $  207,016
                                              ==========       ==========
LIMITED PARTNERS - NET INCOME                 $2,336,048       $1,765,475
                                              ==========       ==========
NET INCOME per unit                           $     6.46       $     4.88
                                              ==========       ==========
UNITS OUTSTANDING                                361,719          361,719
                                              ==========       ==========















            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                    2005           2004
                                                ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $2,616,047     $1,972,491
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  220,406        112,977
      Settlement of asset retirement
        obligations                             (        58)             -
      Increase in accounts receivable -
        oil and gas sales                       (   415,768)   (   128,793)
      Increase in deferred charge               (    13,585)   (     9,592)
      Decrease in accounts payable              (    64,927)   (    28,900)
      Decrease in gas imbalance payable         (     3,188)   (    29,552)
      Increase in accrued liability                  12,812         15,840
                                                 ----------     ----------
Net cash provided by operating
   activities                                    $2,351,739     $1,904,471
                                                 ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($  111,834)   ($    5,143)
   Proceeds from sale of oil and gas
      properties                                     32,405              -
                                                 ----------     ----------
Net cash used by investing
   activities                                   ($   79,429)   ($    5,143)
                                                 ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($2,206,575)   ($1,715,887)
                                                 ----------     ----------
Net cash used by financing
   activities                                   ($2,206,575)   ($1,715,887)
                                                 ----------     ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $   65,735     $  183,441

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            1,079,057        933,790
                                                 ----------     ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $1,144,792     $1,117,231
                                                 ==========     ==========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 2005              2004
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  574,094       $  506,061
   Accounts receivable:
      Oil and gas sales                           577,623          365,499
                                               ----------       ----------
        Total current assets                   $1,151,717       $  871,560

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  778,099          729,670

DEFERRED CHARGE                                   148,970          121,531
                                               ----------       ----------
                                               $2,078,786       $1,722,761
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   66,518       $   77,395
   Gas imbalance payable                           20,237           22,040
   Asset retirement obligation -
      current (Note 1)                             11,137           10,892
                                               ----------       ----------
        Total current liabilities              $   97,892       $  110,327

LONG-TERM LIABILITIES:
   Accrued liability                           $   36,017       $   34,323
   Asset retirement obligation
      (Note 1)                                    146,320           62,682
                                               ----------       ----------
        Total long-term liabilities            $  182,337       $   97,005

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   67,247)     ($   96,672)
   Limited Partners, issued and
      outstanding, 154,621 units                1,865,804        1,612,101
                                               ----------       ----------
        Total Partners' capital                $1,798,557       $1,515,429
                                               ----------       ----------
                                               $2,078,786       $1,722,761
                                               ==========       ==========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                2005              2004
                                              --------          --------

REVENUES:
   Oil and gas sales                          $752,178          $525,483
   Interest income                               2,741               816
                                              --------          --------
                                              $754,919          $526,299

COSTS AND EXPENSES:
   Lease operating                            $100,528          $ 72,863
   Production tax                               48,604            33,085
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                41,765            16,021
   General and administrative
      (Note 2)                                  43,640            43,495
                                              --------          --------
                                              $234,537          $165,464
                                              --------          --------

NET INCOME                                    $520,382          $360,835
                                              ========          ========
GENERAL PARTNER - NET INCOME                  $ 55,523          $ 37,444
                                              ========          ========
LIMITED PARTNERS - NET INCOME                 $464,859          $323,391
                                              ========          ========
NET INCOME per unit                           $   3.00          $   2.10
                                              ========          ========
UNITS OUTSTANDING                              154,621           154,621
                                              ========          ========












            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                 2005              2004
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $2,054,452        $1,542,920
   Interest income                                 6,959             1,876
                                              ----------        ----------
                                              $2,061,411        $1,544,796

COSTS AND EXPENSES:
   Lease operating                            $  238,987        $  260,207
   Production tax                                140,936           101,446
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  90,801            55,076
   General and administrative
      (Note 2)                                   152,710           151,138
                                              ----------        ----------
                                              $  623,434        $  567,867
                                              ----------        ----------

NET INCOME                                    $1,437,977        $  976,929
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  151,274        $  102,462
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,286,703        $  874,467
                                              ==========        ==========
NET INCOME per unit                           $     8.32        $     5.66
                                              ==========        ==========
UNITS OUTSTANDING                                154,621           154,621
                                              ==========        ==========












            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                    2005           2004
                                                ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $1,437,977      $976,929
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                   90,801        55,076
      Settlement of asset retirement
        obligations                             (        40)            -
      Increase in accounts receivable -
        oil and gas sales                       (   212,124)    (  52,346)
      (Increase) decrease in deferred
        charge                                  (    27,439)          738
      Decrease in accounts payable              (    21,833)    (  19,157)
      Decrease in gas imbalance payable         (     1,803)    (  17,328)
      Increase in accrued liability                   1,694         6,805
                                                 ----------      --------
Net cash provided by operating
   activities                                    $1,267,233      $950,717
                                                 ----------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($   58,239)    ($    631)
   Proceeds from sale of oil and gas
      properties                                     13,888             -
                                                 ----------      --------
Net cash used by investing
   activities                                   ($   44,351)    ($    631)
                                                 ----------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($1,154,849)    ($888,917)
                                                 ----------      --------
Net cash used by financing
   activities                                   ($1,154,849)    ($888,917)
                                                 ----------      --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $   68,033      $ 61,169

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              506,061       467,560
                                                 ----------      --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $  574,094      $528,729
                                                 ==========      ========
            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 2005              2004
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $1,171,019       $  967,251
   Accounts receivable:
      Oil and gas sales                         1,213,427          754,092
                                               ----------       ----------
        Total current assets                   $2,384,446       $1,721,343

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,633,649        1,385,376

DEFERRED CHARGE                                   371,693          345,329
                                               ----------       ----------
                                               $4,389,788       $3,452,048
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  152,423       $  157,313
   Gas imbalance payable                           21,060           22,596
   Asset retirement obligation -
      current (Note 1)                             24,499           25,732
                                               ----------       ----------
        Total current liabilities              $  197,982       $  205,641

LONG-TERM LIABILITIES:
   Accrued liability                           $  103,008       $  109,349
   Asset retirement obligation
      (Note 1)                                    383,791          161,328
                                               ----------       ----------
        Total long-term liabilities            $  486,799       $  270,677

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  116,668)     ($  174,338)
   Limited Partners, issued and
      outstanding, 314,878 units                3,821,675        3,150,068
                                               ----------       ----------
        Total Partners' capital                $3,705,007       $2,975,730
                                               ----------       ----------
                                               $4,389,788       $3,452,048
                                               ==========       ==========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                 2005              2004
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,523,262        $1,091,156
   Interest income                                 5,067             1,613
                                              ----------        ----------
                                              $1,528,329        $1,092,769

COSTS AND EXPENSES:
   Lease operating                            $  197,431        $  163,645
   Production tax                                111,811            68,710
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  80,677            35,306
   General and administrative
      (Note 2)                                    87,490            87,234
                                              ----------        ----------
                                              $  477,409        $  354,895
                                              ----------        ----------

NET INCOME                                    $1,050,920        $  737,874
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  111,847        $   76,803
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  939,073        $  661,071
                                              ==========        ==========
NET INCOME per unit                           $     2.98        $     2.10
                                              ==========        ==========
UNITS OUTSTANDING                                314,878           314,878
                                              ==========        ==========














            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                 2005              2004
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $4,242,627        $3,199,311
   Interest income                                13,300             3,780
   Other income                                    8,411                 -
                                              ----------        ----------
                                              $4,264,338        $3,203,091

COSTS AND EXPENSES:
   Lease operating                            $  561,023        $  586,032
   Production tax                                306,842           204,749
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 121,370           163,623
   General and administrative
      (Note 2)                                   284,610           284,704
                                              ----------        ----------
                                              $1,273,845        $1,239,108
                                              ----------        ----------

NET INCOME                                    $2,990,493        $1,963,983
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  307,886        $  210,746
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $2,682,607        $1,753,237
                                              ==========        ==========
NET INCOME per unit                           $     8.52        $     5.57
                                              ==========        ==========
UNITS OUTSTANDING                                314,878           314,878
                                              ==========        ==========













            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                 2005             2004
                                             ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $2,990,493        $1,963,983
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                                121,370           163,623
     Increase in accounts receivable -
       oil and gas sales                     (   459,335)      (   104,584)
     (Increase) decrease in deferred
       charge                                (    26,364)            3,578
     Decrease in accounts payable            (     5,137)      (    52,133)
     Increase (decrease) in gas
       imbalance payable                     (     1,536)            2,492
     Decrease in accrued liability           (     6,341)      (       920)
                                              ----------        ----------
Net cash provided by operating
   activities                                 $2,613,150        $1,976,039
                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($  163,161)      ($    8,349)
   Proceeds from sale of oil and gas
     properties                                   14,995                 -
                                              ----------        ----------
Net cash used by investing
   activities                                ($  148,166)      ($    8,349)
                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($2,261,216)      ($1,792,365)
                                              ----------        ----------
Net cash used by financing
   activities                                ($2,261,216)      ($1,792,365)
                                              ----------        ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                $  203,768        $  175,325

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           967,251           908,655
                                              ----------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $1,171,019        $1,083,980
                                              ==========        ==========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 2005              2004
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  721,330        $  680,844
   Accounts receivable:
      Oil and gas sales                          787,246           453,868
                                              ----------        ----------
        Total current assets                  $1,508,576        $1,134,712

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,247,255         1,246,328

DEFERRED CHARGE                                  211,963           208,295
                                              ----------        ----------
                                              $2,967,794        $2,589,335
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   98,227        $  180,564
   Gas imbalance payable                          43,424            43,424
   Asset retirement obligation -
      current (Note 1)                             1,198            24,458
                                              ----------        ----------
        Total current liabilities             $  142,849        $  248,446

LONG-TERM LIABILITIES:
   Accrued liability                          $   10,219        $   10,668
   Asset retirement obligation
      (Note 1)                                   211,507            77,986
                                              ----------        ----------
        Total long-term liabilities           $  221,726        $   88,654

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   86,928)      ($  132,096)
   Limited Partners, issued and
      outstanding, 228,821 units               2,690,147         2,384,331
                                              ----------        ----------
        Total Partners' capital               $2,603,219        $2,252,235
                                              ----------        ----------
                                              $2,967,794        $2,589,335
                                              ==========        ==========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                2005              2004
                                              --------          --------

REVENUES:
   Oil and gas sales                          $966,956          $708,149
   Interest income                               3,637             1,235
   Gain on sale of oil and gas
      properties                                     -             1,166
                                              --------          --------
                                              $970,593          $710,550

COSTS AND EXPENSES:
   Lease operating                            $122,133          $108,533
   Production tax                               68,910            50,460
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                56,750            41,538
   General and administrative
      (Note 2)                                  63,943            63,747
                                              --------          --------
                                              $311,736          $264,278
                                              --------          --------

NET INCOME                                    $658,857          $446,272
                                              ========          ========
GENERAL PARTNER - NET INCOME                  $ 70,630          $ 48,180
                                              ========          ========
LIMITED PARTNERS - NET INCOME                 $588,227          $398,092
                                              ========          ========
NET INCOME per unit                           $   2.57          $   1.74
                                              ========          ========
UNITS OUTSTANDING                              228,821           228,821
                                              ========          ========













            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                 2005             2004
                                              ----------       ----------

REVENUES:
   Oil and gas sales                          $2,510,259       $2,127,571
   Interest income                                 9,128            2,798
   Other income                                    5,177                -
   Gain on sale of oil and gas
      properties                                       -            9,419
                                              ----------       ----------
                                              $2,524,564       $2,139,788

COSTS AND EXPENSES:
   Lease operating                            $  320,768       $  327,431
   Production tax                                179,470          141,668
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 136,410          230,376
   General and administrative
      (Note 2)                                   213,789          213,922
                                              ----------       ----------
                                              $  850,437       $  913,397
                                              ----------       ----------

NET INCOME                                    $1,674,127       $1,226,391
                                              ==========       ==========
GENERAL PARTNER - NET INCOME                  $  178,311       $  142,286
                                              ==========       ==========
LIMITED PARTNERS - NET INCOME                 $1,495,816       $1,084,105
                                              ==========       ==========
NET INCOME per unit                           $     6.54       $     4.74
                                              ==========       ==========
UNITS OUTSTANDING                                228,821          228,821
                                              ==========       ==========













            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                  2005             2004
                                              ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $1,674,127       $1,226,391
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                136,410          230,376
      Gain on sale of oil and gas
        properties                                      -      (     9,419)
      Increase in accounts receivable -
        oil and gas sales                     (   333,378)     (    73,489)
      (Increase) decrease in deferred
        charge                                (     3,668)             476
      Decrease in accounts payable            (    77,841)     (       719)
      Increase (decrease) in accrued
        liability                             (       449)           1,710
                                               ----------       ----------
Net cash provided by operating
   activities                                  $1,395,201       $1,375,326
                                               ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($   31,572)     ($   15,473)
   Proceeds from the sale of oil and
      gas properties                                    -            7,877
                                               ----------       ----------
Net cash used by investing
   activities                                 ($   31,572)     ($    7,596)
                                               ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($1,323,143)     ($1,263,115)
                                               ----------       ----------
Net cash used by financing
   activities                                 ($1,323,143)     ($1,263,115)
                                               ----------       ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                 $   40,486       $  104,615

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            680,844          638,668
                                               ----------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $  721,330       $  743,283
                                               ==========       ==========
            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 2005              2004
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  776,157       $  657,406
   Accounts receivable:
      Oil and gas sales                           824,230          457,333
                                               ----------       ----------
        Total current assets                   $1,600,387       $1,114,739

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,207,200        1,187,019

DEFERRED CHARGE                                    32,203           35,102
                                               ----------       ----------
                                               $2,839,790       $2,336,860
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   79,071       $  235,395
   Gas imbalance payable                            2,235            3,392
   Asset retirement obligation -
      current (Note 1)                              4,090            6,987
                                               ----------       ----------
        Total current liabilities              $   85,396       $  245,774

LONG-TERM LIABILITIES:
   Accrued liability                           $   20,748       $   20,227
   Asset retirement obligation
      (Note 1)                                    207,830           95,331
                                               ----------       ----------
        Total long-term liabilities            $  228,578       $  115,558

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   44,449)     ($   98,202)
   Limited Partners, issued and
      outstanding, 171,400 Units                2,570,265        2,073,730
                                               ----------       ----------
        Total Partners' capital                $2,525,816       $1,975,528
                                               ----------       ----------
                                               $2,839,790       $2,336,860
                                               ==========       ==========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                 2005               2004
                                              ----------          --------

REVENUES:
   Oil and gas sales                          $1,020,162          $758,316
   Interest income                                 3,885             1,133
   Gain on sale of oil and gas
      properties                                       -             2,852
                                              ----------          --------
                                              $1,024,047          $762,301

COSTS AND EXPENSES:
   Lease operating                            $   88,482          $121,722
   Production tax                                 60,733            48,916
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  44,415           102,759
   General and administrative
      (Note 2)                                    47,920            47,777
                                              ----------          --------
                                              $  241,550          $321,174
                                              ----------          --------

NET INCOME                                    $  782,497          $441,127
                                              ==========          ========
GENERAL PARTNER - NET INCOME                  $   81,859          $ 53,095
                                              ==========          ========
LIMITED PARTNERS - NET INCOME                 $  700,638          $388,032
                                              ==========          ========
NET INCOME per unit                           $     4.08          $   2.27
                                              ==========          ========
UNITS OUTSTANDING                                171,400           171,400
                                              ==========          ========












            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                   2005            2004
                                                ----------      ----------

REVENUES:
   Oil and gas sales                            $2,837,237      $2,227,315
   Interest income                                   9,271           2,675
   Gain on sale of oil and gas
      properties                                         -          24,162
                                                ----------      ----------
                                                $2,846,508      $2,254,152

COSTS AND EXPENSES:
   Lease operating                              $  234,066      $  267,892
   Production tax                                  175,652         144,651
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   103,718         157,307
   General and administrative
      (Note 2)                                     165,358         164,907
                                                ----------      ----------
                                                $  678,794      $  734,757
                                                ----------      ----------

NET INCOME                                      $2,167,714      $1,519,395
                                                ==========      ==========
GENERAL PARTNER - NET INCOME                    $  225,179      $  163,857
                                                ==========      ==========
LIMITED PARTNERS - NET INCOME                   $1,942,535      $1,355,538
                                                ==========      ==========
NET INCOME per unit                             $    11.33      $     7.91
                                                ==========      ==========
UNITS OUTSTANDING                                  171,400         171,400
                                                ==========      ==========











            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)
                                                   2005            2004
                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $2,167,714      $1,519,395
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 103,718         157,307
      Gain on sale of oil and gas
        properties                                       -     (    24,162)
      Increase in accounts receivable -
        oil and gas sales                      (   366,897)    (    92,521)
      (Increase) decrease in deferred
        charge                                       2,899     (       654)
      Increase (decrease) in accounts
        payable                                (   145,094)         25,311
      Decrease in gas imbalance payable        (     1,157)    (       165)
      Increase (decrease) in accrued
        liability                                      521     (        61)
                                                ----------      ----------
Net cash provided by operating
   activities                                   $1,761,704      $1,584,450
                                                ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   25,527)    ($   30,710)
   Proceeds from sale of oil and
      gas properties                                     -          21,745
                                                ----------      ----------
Net cash used by investing activities          ($   25,527)    ($    8,965)
                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($1,617,426)    ($1,481,689)
                                                ----------      ----------
Net cash used by financing
   activities                                  ($1,617,426)    ($1,481,689)
                                                ----------      ----------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $  118,751      $   93,796

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             657,406         604,369
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $  776,157      $  698,165
                                                ==========      ==========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 2005              2004
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $1,655,206       $1,401,928
   Accounts receivable:
      Oil and gas sales                         1,753,930          972,620
                                               ----------       ----------
        Total current assets                   $3,409,136       $2,374,548

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                2,595,621        2,554,683

DEFERRED CHARGE                                    68,976           75,307
                                               ----------       ----------
                                               $6,073,733       $5,004,538
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  168,698       $  498,893
   Gas imbalance payable                            9,519           11,846
   Asset retirement obligation -
      current (Note 1)                              8,752           15,421
                                               ----------       ----------
        Total current liabilities              $  186,969       $  526,160

LONG-TERM LIABILITIES:
   Accrued liability                           $   42,178       $   35,560
   Asset retirement obligation
      (Note 1)                                    446,097          203,216
                                               ----------       ----------
        Total long-term liabilities            $  488,275       $  238,776

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             $   11,863      ($  101,669)
   Limited Partners, issued and
      outstanding, 372,189 Units                5,386,626        4,341,271
                                               ----------       ----------
        Total Partners' capital                $5,398,489       $4,239,602
                                               ----------       ----------
                                               $6,073,733       $5,004,538
                                               ==========       ==========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                 2005              2004
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $2,307,415        $1,607,190
   Interest income                                 8,397             2,493
   Gain on sale of oil and gas
      properties                                       -             5,963
                                              ----------        ----------
                                              $2,315,812        $1,615,646

COSTS AND EXPENSES:
   Lease operating                            $  189,666        $  259,284
   Production tax                                138,944           104,258
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  94,797           233,199
   General and administrative
      (Note 2)                                   102,861           102,577
                                              ----------        ----------
                                              $  526,268        $  699,318
                                              ----------        ----------

NET INCOME                                    $1,789,544        $  916,328
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  186,646        $  112,053
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,602,898        $  804,275
                                              ==========        ==========
NET INCOME per unit                           $     4.30        $     2.16
                                              ==========        ==========
UNITS OUTSTANDING                                372,189           372,189
                                              ==========        ==========












            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                 2005              2004
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $6,041,256        $4,731,606
   Interest income                                20,062             5,808
   Gain on sale of oil and gas
      properties                                       -            50,598
                                              ----------        ----------
                                              $6,061,318        $4,788,012

COSTS AND EXPENSES:
   Lease operating                            $  519,298        $  574,445
   Production tax                                374,454           309,150
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 225,137           350,549
   General and administrative
      (Note 2)                                   330,639           332,274
                                              ----------        ----------
                                              $1,449,528        $1,566,418
                                              ----------        ----------

NET INCOME                                    $4,611,790        $3,221,594
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  479,435        $  349,004
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $4,132,355        $2,872,590
                                              ==========        ==========
NET INCOME per unit                           $    11.10        $     7.72
                                              ==========        ==========
UNITS OUTSTANDING                                372,189           372,189
                                              ==========        ==========













            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)
                                                   2005            2004
                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $4,611,790      $3,221,594
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 225,137         350,549
      Gain on sale of oil and gas
        properties                                       -     (    50,598)
      Increase in accounts receivable -
        oil and gas sales                      (   781,310)    (   196,639)
      (Increase) decrease in deferred
        charge                                       6,331     (     1,233)
      Increase (decrease) in accounts
        payable                                (   305,682)         54,287
      Increase (decrease) in gas
        imbalance payable                      (     2,327)          3,412
      Increase in accrued liability                  6,618             379
                                                ----------      ----------
Net cash provided by operating
   activities                                   $3,760,557      $3,381,751
                                                ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   54,376)    ($   67,130)
   Proceeds from sale of oil and
      gas properties                                     -          45,638
                                                ----------      ----------
Net cash used by investing
   activities                                  ($   54,376)    ($   21,492)
                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($3,452,903)    ($3,154,342)
                                                ----------      ----------
Net cash used by financing
   activities                                  ($3,452,903)    ($3,154,342)
                                                ----------      ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $  253,278      $  205,917

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           1,401,928       1,284,869
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $1,655,206      $1,490,786
                                                ==========      ==========
            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 2005              2004
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  392,473       $  329,148
   Accounts receivable:
      Oil and gas sales                           413,114          232,187
                                               ----------       ----------
        Total current assets                   $  805,587       $  561,335

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  616,628          605,801

DEFERRED CHARGE                                    17,017           19,734
                                               ----------       ----------
                                               $1,439,232       $1,186,870
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   40,429       $  118,306
   Asset retirement obligation -
      current (Note 1)                              2,113            3,884
                                               ----------       ----------
        Total current liabilities              $   42,542       $  122,190

LONG-TERM LIABILITIES:
   Accrued liability                           $   11,884       $   11,907
   Asset retirement obligation
      (Note 1)                                    109,232           49,677
                                               ----------       ----------
        Total long-term liabilities            $  121,116       $   61,584

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   27,811)     ($   54,377)
   Limited Partners, issued and
      outstanding, 91,711 Units                 1,303,385        1,057,473
                                               ----------       ----------
        Total Partners' capital                $1,275,574       $1,003,096
                                               ----------       ----------
                                               $1,439,232       $1,186,870
                                               ==========       ==========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                  2005              2004
                                                --------          --------

REVENUES:
   Oil and gas sales                            $546,763          $381,538
   Interest income                                 1,922               525
   Gain on sale of oil and gas
      properties                                       -             1,379
                                                --------          --------
                                                $548,685          $383,442

COSTS AND EXPENSES:
   Lease operating                              $ 45,781          $ 62,041
   Production tax                                 33,370            24,914
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  22,767            55,636
   General and administrative
      (Note 2)                                    26,113            26,025
                                                --------          --------
                                                $128,031          $168,616
                                                --------          --------

NET INCOME                                      $420,654          $214,826
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 43,923          $ 26,364
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $376,731          $188,462
                                                ========          ========
NET INCOME per unit                             $   4.10          $   2.05
                                                ========          ========
UNITS OUTSTANDING                                 91,711            91,711
                                                ========          ========












            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                 2005              2004
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,431,686        $1,129,619
   Interest income                                 4,524             1,311
   Gain on sale of oil and gas
      properties                                       -            11,749
                                              ----------        ----------
                                              $1,436,210        $1,142,679

COSTS AND EXPENSES:
   Lease operating                            $  123,372        $  138,904
   Production tax                                 90,013            74,416
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  53,845            83,744
   General and administrative
      (Note 2)                                    99,751            98,468
                                              ----------        ----------
                                              $  366,981        $  395,532
                                              ----------        ----------

NET INCOME                                    $1,069,229        $  747,147
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  111,317        $   81,167
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  957,912        $  665,980
                                              ==========        ==========
NET INCOME per unit                           $    10.44        $     7.26
                                              ==========        ==========
UNITS OUTSTANDING                                 91,711            91,711
                                              ==========        ==========












            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)
                                                   2005              2004
                                               ------------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,069,229         $747,147
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  53,845           83,744
      Gain on sale of oil and gas
        properties                                       -        (  11,749)
      Increase in accounts receivable -
        oil and gas sales                      (   180,927)       (  46,382)
      Decrease in deferred charge                    2,717              350
      Increase (decrease) in accounts
        payable                                (    71,762)          11,967
      Decrease in accrued liability            (        23)       (     426)
                                                ----------         --------
Net cash provided by operating
   activities                                   $  873,079         $784,651
                                                ----------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   13,003)       ($ 16,778)
   Proceeds from sale of oil and
      gas properties                                     -           10,643
                                                ----------         --------
Net cash used by investing
   activities                                  ($   13,003)       ($  6,135)
                                                ----------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($  796,751)       ($730,512)
                                                ----------         --------
Net cash used by financing
   activities                                  ($  796,751)       ($730,512)
                                                ----------         --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $   63,325         $ 48,004

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             329,148          305,096
                                                ----------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $  392,473         $353,100
                                                ==========         ========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

              GEODYNE ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
              CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of September 30, 2005, combined statements of operations for the three and nine months ended September 30, 2005 and 2004, and combined statements of cash flows for the nine months ended September 30, 2005 and 2004 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a
      "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at September 30, 2005, the combined results of operations for the three and nine months ended September 30, 2005 and 2004, and the combined cash flows for the nine months ended September 30, 2005 and 2004.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2004. The results of operations for the period ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

      ACCRUED LIABILITY - OTHER
      -------------------------

      The  Accrued  Liability  -  Other  at  December  31,  2004  for  the  II-A
      Partnership represents a charge accrued for the payment of a judgment related to plugging liabilities. The decrease in Accrued Liability - Other from December 31, 2004 to September 30, 2005 was due to a ruling made by the Texas Supreme Court on April 8, 2005 that the Partnership did not owe this liability.

      ASSET RETIREMENT OBLIGATIONS
      ----------------------------

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. The Partnerships follow FAS No. 143, "Accounting for Asset Retirement Obligations" in accounting for the future expenditures that will be necessary to plug and abandon these wells. FAS No. 143 requires the estimated plugging and abandonment obligations to be recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and to be capitalized as part of the carrying amount of the well. Estimated abandonment dates will be revised in the future based on changes to related economic lives, which vary with product prices and production costs. Estimated plugging costs may also be adjusted to reflect changing industry experience. The Partnerships' asset retirement obligations were revised upward for the three months ended September 30, 2005 due to an increase in both the labor and rig costs associated with plugging wells. Cash flows would not be affected until wells are actually plugged and abandoned.

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the nine months ended September 30, 2005, the II-A, II-B, II-C, II-D, II-E, II-F, II-G, and II-H Partnerships recognized approximately $139,000, $59,000, $27,000, $58,000, $28,000, $23,000, $50,000 and $12,000,
      respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.

      The components of the change in asset retirement obligations for the three and nine months ended September 30, 2005 and 2004 are as shown below.

                                II-A Partnership
                                ----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2005         9/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $400,259          $282,712
      Additions and revisions                    455,395                78
      Accretion expense                           22,249             2,328
                                                --------          --------
      Total Asset Retirement,
         Obligation, End of Quarter             $877,903          $285,118
                                                ========          ========

                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2005         9/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $393,670          $277,914
      Additions and revisions                    455,751                78
      Settlements and disposals                (   1,820)                -
      Accretion expense                           30,302             7,126
                                                --------          --------
      Total Asset Retirement,
         Obligation, End of Period              $877,903          $285,118
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 16,851          $ 15,007
      Asset Retirement Obligation -
         Long-Term                               861,052           270,111


                                II-B Partnership
                                ----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2005         9/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $213,451          $205,612
      Additions and revisions                    151,673                 -
      Accretion expense                            8,229             1,698
                                                --------          --------
      Total Asset Retirement,
         Obligation, End of Quarter             $373,353          $207,310
                                                ========          ========


                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2005         9/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $210,198          $202,141
      Additions and revisions                    151,673                 -
      Settlements and disposals                (     987)                -
      Accretion expense                           12,469             5,169
                                                --------          --------
      Total Asset Retirement,
         Obligation, End of Period              $373,353          $207,310
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 10,432          $ 16,434
      Asset Retirement Obligation -
         Long-Term                               362,921           190,876

                                II-C Partnership
                                ----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2005         9/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $ 74,697           $72,606
      Additions and revisions                     78,750                 -
      Accretion expense                            4,010               671
                                                --------           -------
      Total Asset Retirement,
         Obligation, End of Quarter             $157,457           $73,277
                                                ========           =======



                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2005         9/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $ 73,574           $71,173
      Additions and revisions                     78,918                 -
      Settlements and disposals                (     673)                -
      Accretion expense                            5,638             2,104
                                                --------           -------
      Total Asset Retirement,
         Obligation, End of Period              $157,457           $73,277
                                                ========           =======
      Asset Retirement Obligation -
         Current                                $ 11,137           $10,460
      Asset Retirement Obligation -
         Long-Term                               146,320            62,817


                                II-D Partnership
                                ----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2005         9/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July  1                    $192,966          $189,766
      Additions and revisions                    204,930                 -
      Accretion expense                           10,394             1,868
                                                --------          --------
      Total Asset Retirement,
         Obligation, End of Quarter             $408,290          $191,634
                                                ========          ========

                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2005         9/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $187,060          $185,990
      Additions and revisions                    206,692                 -
      Accretion expense                           14,538             5,644
                                                --------          --------
      Total Asset Retirement,
         Obligation, End of Period              $408,290          $191,634
                                                ========          ========


      Asset Retirement Obligation -
         Current                                $ 24,499          $ 25,370
      Asset Retirement Obligation -
         Long-Term                               383,791           166,264


                                II-E Partnership
                                ----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2005        9/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $104,945          $100,357
      Additions and revisions                    102,471         (     132)
      Accretion expense                            5,289               977
                                                --------          --------
      Total Asset Retirement,
         Obligation, End of Quarter             $212,705          $101,202
                                                ========          ========


                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2005         9/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $102,444          $ 98,320
      Additions and revisions                    102,712         (     132)
      Accretion expense                            7,549             3,014
                                                --------          --------
      Total Asset Retirement,
         Obligation, End of Period              $212,705          $101,202
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  1,198          $ 24,164
      Asset Retirement Obligation -
         Long-Term                               211,507            77,038

                                II-F Partnership
                                ----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2005         9/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $105,266          $100,278
      Additions and revisions                    101,329                 -
      Settlements and disposals                        -         (     322)
      Accretion expense                            5,325             1,028
                                                --------          --------
      Total Asset Retirement,
         Obligation, End of Quarter             $211,920          $100,984
                                                ========          ========


                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2005         9/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $102,318          $ 98,166
      Additions and revisions                    101,914                 -
      Settlements and disposals                        -         (     322)
      Accretion expense                            7,688             3,140
                                                --------          --------
      Total Asset Retirement,
         Obligation, End of Period              $211,920          $100,984
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  4,090          $  5,316
      Asset Retirement Obligation -
         Long-Term                               207,830            95,668


                                II-G Partnership
                                ----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2005         9/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $224,865          $214,245
      Additions and revisions                    218,530                 -
      Settlements and disposals                        -         (     673)
      Accretion expense                           11,454             2,187
                                                --------          --------
      Total Asset Retirement,
         Obligation, End of Quarter             $454,849          $215,759
                                                ========          ========

                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2005         9/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $218,637          $209,768
      Additions and revisions                    219,756                 -
      Settlements and disposals                        -         (     673)
      Accretion expense                           16,456             6,664
                                                --------          --------
      Total Asset Retirement,
         Obligation, End of Period              $454,849          $215,759
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  8,752          $ 11,648
      Asset Retirement Obligation -
         Long-Term                               446,097           204,111


                                II-H Partnership
                                ----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2005         9/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $ 55,098           $52,511
      Additions and revisions                     53,424                 -
      Settlements and disposals                        -          (    156)
      Accretion expense                            2,823               524
                                                --------           -------
      Total Asset Retirement,
         Obligation, End of Quarter             $111,345           $52,879
                                                ========           =======

                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2005         9/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $ 53,561           $51,379
      Additions and revisions                     53,708                 -
      Settlements and disposals                        -          (    156)
      Accretion expense                            4,076             1,656
                                                --------           -------
      Total Asset Retirement,
         Obligation, End of Period              $111,345           $52,879
                                                ========           =======
      Asset Retirement Obligation -
         Current                                $  2,113           $ 2,899
      Asset Retirement Obligation -
         Long-Term                               109,232            49,980

2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended September 30, 2005, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        ------------------        --------------
               II-A                   $6,401                $127,443
               II-B                    5,115                  95,190
               II-C                    2,951                  40,689
               II-D                    4,627                  82,863
               II-E                    3,727                  60,216
               II-F                    2,815                  45,105
               II-G                    4,917                  97,944
               II-H                    1,978                  24,135

      During the nine months ended September 30, 2005, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        ------------------        --------------
               II-A                  $41,750                $382,329
               II-B                   37,610                 285,570
               II-C                   30,643                 122,067
               II-D                   36,021                 248,589
               II-E                   33,141                 180,648
               II-F                   30,043                 135,315
               II-G                   36,807                 293,832
               II-H                   27,346                  72,405

      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.

      ACCOUNTS RECEIVABLE - RELATED PARTY
      -----------------------------------

      The Accounts Receivable - Related Party at September 30, 2005 for the II-A Partnership represents oil and gas revenues initially paid directly to an affiliate that have not been disbursed to the II-A Partnership as of September 30, 2005. Such amount is expected to be received during the fourth quarter of 2005.

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 2005 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures for new wells or well recompletions or workovers may, however, reduce or eliminate cash available for a particular quarterly distribution. During the nine months ended September 30, 2005, capital expenditures for the II-B and II-C Partnerships totaled approximately $91,000 and $50,000, respectively. These expenditures were primarily due to the recompletion of the Berniece 1 well located in Grayson County, Texas. The II-B and II-C Partnerships own working interests of approximately 35.2% and 15.1%, respectively, in this well. During the nine months ended September 30, 2005, capital expenditures for the II-D Partnership totaled approximately $148,000. These expenditures were primarily due to the recompletion of the Blakenship #4-8 well located in Fremont County, Wyoming. The II-D Partnership owns working interest of approximately 39.3% in this well. Other capital expenditures incurred by the Partnerships during the nine months ended September 30, 2005 and 2004 were not material to the Partnerships' cash flows.

      Pursuant to the terms of the Partnerships' partnership agreements (the "Partnership Agreements"), the Partnerships would have terminated on December 31, 2001. However, the Partnership agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of this Quarterly Report, the General Partner has extended the terms of the Partnerships for their third two year extension period to December 31, 2007.


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

                                II-A Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004             640,885        6,276,815
         Production                             ( 15,816)      (  168,702)
         Extensions and discoveries                  187            2,716
         Revisions of previous
            estimates                             37,034          113,517
                                                 -------        ---------

      Proved reserves, March 31, 2005            662,290        6,224,346
         Production                             ( 13,187)      (  161,605)
         Extensions and discoveries                  800           18,941
         Revisions of previous
            estimates                           (    290)         173,417
                                                 -------        ---------

      Proved reserves, June 30, 2005             649,613        6,255,099
         Production                             ( 15,065)      (  154,320)
         Extensions and discoveries                   59            4,581
         Revisions of previous
            estimates                             21,229          190,582
                                                 -------        ---------

      Proved reserves, Sept. 30, 2005            655,836        6,295,942
                                                 =======        =========

                                II-B Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004             464,848        4,820,010
         Production                             ( 11,643)      (  129,650)
         Extensions and discoveries                   64            4,059
         Revisions of previous
            estimates                             22,552           58,832
                                                 -------        ---------

      Proved reserves, March 31, 2005            475,821        4,753,251
         Production                             (  9,816)      (  116,193)
         Extensions and discoveries                   12            9,749
         Revisions of previous
            estimates                           ( 19,347)          33,530
                                                 -------        ---------

      Proved reserves, June 30, 2005             446,670        4,680,337
         Production                             (  9,782)      (  133,131)
         Extensions and discoveries                   11            2,545
         Revisions of previous
            estimates                             25,318           91,575
                                                 -------        ---------

      Proved reserves, Sept. 30, 2005            462,217        4,641,326
                                                 =======        =========

                                II-C Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004             165,761        3,453,278
         Production                             (  4,575)      (   77,808)
         Extension and discoveries                    32            1,854
         Revisions of previous
            estimates                              7,005           47,020
                                                 -------        ---------

      Proved reserves, March 31, 2005            168,223        3,424,344
         Production                             (  3,361)      (   78,411)
         Extension and discoveries                     7            5,875
         Revisions of previous
            estimates                           (  2,175)          38,848
                                                 -------        ---------

      Proved reserves, June 30, 2005             162,694        3,390,656
         Production                             (  3,456)      (   75,921)
         Extension and discoveries                    11           18,247
         Revisions of previous
            estimates                              2,775           87,989
                                                 -------        ---------

      Proved reserves, Sept. 30, 2005            162,024        3,420,971
                                                 =======        =========

                                II-D Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004             187,315        9,092,389
         Production                             (  7,013)      (  185,605)
         Extensions and discoveries                    5           11,470
         Revisions of previous
            estimates                              6,872          164,006
                                                 -------        ---------

      Proved reserves, March 31, 2005            187,179        9,082,260
         Production                             (  4,408)      (  173,273)
         Extensions and discoveries                    4                -
         Revisions of previous
            estimates                           (    718)          79,699
                                                 -------        ---------

      Proved reserves, June 30, 2005             182,057        8,988,686
         Production                             (  5,043)      (  171,734)
         Extensions and discoveries                    6          186,039
         Revisions of previous
            estimates                              4,144          389,471
                                                 -------        ---------

      Proved reserves, Sept. 30, 2005            181,164        9,392,462
                                                 =======        =========

                                II-E Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004             180,202        4,984,738
         Production                             (  5,318)      (   98,896)
         Extensions and discoveries                  186            6,167
         Revisions of previous
            estimates                              7,387           81,303
                                                 -------        ---------

      Proved reserves, March 31, 2005            182,457        4,973,312
         Production                             (  3,842)      (   87,304)
         Extensions and discoveries                  510            3,354
         Revisions of previous
            estimates                              2,368           29,614
                                                 -------        ---------

      Proved reserves, June 30, 2005             181,493        4,918,976
         Production                             (  4,451)      (   94,171)
         Extensions and discoveries                  659            1,317
         Revisions of previous
            estimates                              1,549          174,322
                                                 -------        ---------

      Proved reserves, Sept. 30, 2005            179,250        5,000,444
                                                 =======        =========

                                II-F Partnership
                               ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels) (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004             341,736        3,712,870
         Production                             (  6,823)      (  104,383)
         Extension and discoveries                   439            7,152
         Revisions of previous
            estimates                              8,721           62,265
                                                 -------        ---------

      Proved reserves, March 31, 2005            344,073        3,677,904
         Production                             (  6,372)      (  103,555)
         Extension and discoveries                 1,245            8,451
         Revisions of previous
            estimates                              7,595           99,991
                                                 -------        ---------

      Proved reserves, June 30, 2005             346,541        3,682,791
         Production                             (  6,361)      (   89,579)
         Extension and discoveries                 1,620              669
         Revisions of previous
            estimates                           (  2,175)          61,050
                                                 -------        ---------

      Proved reserves, Sept. 30, 2005            339,625        3,654,931
                                                 =======        =========

                                II-G Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004             716,461        7,960,566
         Production                             ( 14,304)      (  223,081)
         Extension and discoveries                   921           14,464
         Revisions of previous
            estimates                             18,322          136,471
                                                 -------        ---------

      Proved reserves, March 31, 2005            721,400        7,888,420
         Production                             ( 13,416)      (  198,301)
         Extension and discoveries                 3,508           18,546
         Revisions of previous
            estimates                             15,062          185,201
                                                 -------        ---------

      Proved reserves, June 30, 2005             726,554        7,893,866
         Production                             ( 13,354)      (  213,516)
         Extension and discoveries                 2,484            1,366
         Revisions of previous
            estimates                           (  3,522)         155,581
                                                 -------        ---------

      Proved reserves, Sept. 30, 2005            712,162        7,837,297
                                                 =======        =========

                                II-H Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004             166,923        1,928,846
         Production                             (  3,322)      (   53,716)
         Extension and discoveries                   213            3,519
         Revisions of previous
            estimates                              4,244           33,734
                                                 -------        ---------

      Proved reserves, March 31, 2005            168,058        1,912,383
         Production                             (  3,074)      (   47,242)
         Extension and discoveries                   603            4,061
         Revisions of previous
            estimates                              3,652           41,465
                                                 -------        ---------
      Proved reserves, June 30, 2005             169,239        1,910,667
         Production                             (  3,085)      (   51,155)
         Extension and discoveries                   844            3,045
         Revisions of previous
            estimates                           (  1,104)          34,976
                                                 -------        ---------
      Proved reserves, Sept. 30, 2005            165,894        1,897,533
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

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of September 30, 2005, June 30, 2005, March 31, 2005, and December 31, 2004. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the oil and gas prices in effect on the dates corresponding to the reserve valuations. Changes in the oil and gas prices cause the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to September 30, 2005. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at September 30, 2005 will actually be realized for such production.

                         Net Present Value of Reserves (In 000's)
                      ----------------------------------------------
      Partnership       9/30/05      6/30/05     3/31/05    12/31/04
      -----------       -------      -------     -------    --------
         II-A           $51,084      $28,281     $28,682    $ 22,578
         II-B            36,137       22,017      21,176      16,787
         II-C            24,917       12,581      12,892      10,385
         II-D            62,363       28,119      28,456      23,002
         II-E            30,458       15,942      16,143      13,208
         II-F            28,099       16,225      16,089      13,041
         II-G            59,937       34,443      34,175      27,698
         II-H            14,379        8,194       8,143       6,599

                                    Oil and Gas Prices
                      ----------------------------------------------
        Pricing         9/30/05      6/30/05     3/31/05    12/31/04
      -----------       -------      -------     -------    --------
      Oil (Bbl)         $ 66.21      $ 56.63     $ 55.31    $  43.36
      Gas (Mcf)           15.21         7.07        7.17        6.02


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

      Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

            *     Worldwide and domestic supplies of oil and natural gas;
            * The ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree to and maintain oil prices and production quotas;
            * Political instability or armed conflict in oil-producing regions or around major shipping areas;
            *     The level of consumer demand and overall economic activity;
            *     The competitiveness of alternative fuels;
            *     Weather conditions and the impact of weather-related events;
            *     The availability of pipelines for   transportation;  and
            *     Domestic   and  foreign   government eegulations and taxes.

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

      II-A PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004.

                                           Three Months Ended September 30,
                                           --------------------------------
                                                   2005             2004
                                                ----------       ----------
      Oil and gas sales                         $2,048,071       $1,504,390
      Oil and gas production expenses           $  432,336       $  331,420
      Barrels produced                              15,065           15,639
      Mcf produced                                 154,320          152,494
      Average price/Bbl                         $    58.29       $    41.38
      Average price/Mcf                         $     7.58       $     5.62

      As shown in the table above, total oil and gas sales increased $543,681 (36.1%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Of this increase, approximately (i) $255,000 and $302,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $10,000 related to an increase in volumes of gas sold. Volumes of oil sold decreased 574 barrels, while volumes of gas sold increased 1,826 Mcf for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. The increase in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the operators on several wells during the three months ended September 30, 2005, (ii) an increase in production on two significant wells following the successful workover of those wells during mid 2004, and (iii) the successful completion of several new wells during late 2004 and early 2005. These increases were partially offset by normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $100,916 (30.4%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. This increase was primarily due to (i) workover expenses incurred on several wells during the three months ended September 30, 2005, (ii) an increase in production taxes associated with the increase in oil and gas sales, and (iii) positive prior period lease operating expense adjustments made on several other wells during the three months ended September 30, 2005. These increases were partially offset by workover expenses incurred on several wells during the three months ended September 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 21.1% for the three months ended September 30, 2005 from 22.0% for the three months ended September 30, 2004.

      Depreciation, depletion, and amortization of oil and gas properties increased $123,538 (262.0%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Of this increase

      (i)  approximately   $98,000  was  due  to  the  depletion  of  additional
      capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which approximately $63,000 was related to previously fully depleted wells, and
      (ii) approximately $18,000 was due to accretion of these additional asset retirement obligations. As a percentage of oil and gas sales, this expense increased to 8.3% for the three months ended September 30, 2005 from 3.1% for the three months ended September 30, 2004. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses remained relatively constant for the three months ended September 30, 2005 and 2004. As a percentage of oil and gas sales, these expenses decreased to 6.5% for the three months ended September 30, 2005 from 8.9% for the three months ended September 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004.

                                           Nine Months Ended September 30,
                                           -------------------------------
                                                   2005             2004
                                                ----------       ----------
      Oil and gas sales                         $5,483,417       $4,345,158
      Oil and gas production expenses           $1,170,747       $1,061,680
      Barrels produced                              44,068           50,491
      Mcf produced                                 484,627          494,755
      Average price/Bbl                         $    52.46       $    35.72
      Average price/Mcf                         $     6.54       $     5.14

      As shown in the table above, total oil and gas sales increased $1,138,259 (26.2%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Of this increase, approximately $738,000 and $682,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $230,000 and $52,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 6,423 barrels and 10,128 Mcf, respectively, for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a negative prior period volume adjustment made by the operator on one significant well during the nine months ended September 30, 2005. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of one significant well during late 2004 and early 2005 due to a transportation problem associated with line pressure. As of the date of this Quarterly Report, the shut-in well has returned to production. These decreases were partially offset by (i) positive prior period volume adjustments made by the operators on several wells during the nine months ended September 30, 2005, (ii) an increase in production on two significant wells following the successful workover of those wells during mid 2004, and (iii) the successful completion of several new wells during late 2004 and early 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $109,067 (10.3%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. This increase was primarily due to (i) workover expenses incurred on several wells during the nine months ended September 30, 2005, (ii) an increase in production taxes associated with the increase in oil and gas sales, and (iii) positive prior period lease operating expense adjustments made on several other wells during the nine months ended September 30, 2005. These increases were partially offset by (i) workover expenses incurred on several wells during the nine months ended September 30, 2004 and (ii) a reversal during the nine months ended September 30, 2005 of approximately $27,000 of a charge previously accrued for a judgment. As a percentage of oil and gas sales, these expenses decreased to 21.4% for the nine months ended September 30, 2005 from 24.4% for the nine months ended September 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      Depreciation, depletion, and amortization of oil and gas properties increased $154,516 (107.5%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Of this increase
      (i)  approximately   $98,000  was  due  to  the  depletion  of  additional
      capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which approximately $63,000 was related to previously fully depleted wells, and
      (ii) approximately $18,000 was due to accretion of these additional asset retirement obligations. This increase was also due to an increase in depletable oil and gas properties during 2005 primarily due to the recompletion of one significant well. As a percentage of oil and gas sales, this expense increased to 5.4% for the nine months ended September 30, 2005 from 3.3% for the nine months ended September 30, 2004. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2005 and 2004. As a percentage of oil and gas sales, these expenses decreased to 7.7% for the nine months ended September 30, 2005 from 9.8% for the nine months ended September 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2005 totaling $63,883,357 or 131.91% of Limited Partners' capital contributions.

      II-B PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004.

                                           Three Months Ended September 30,
                                           --------------------------------
                                                   2005             2004
                                                ----------       ----------
      Oil and gas sales                         $1,540,789       $1,116,621
      Oil and gas production expenses           $  324,918       $  247,402
      Barrels produced                               9,782           10,226
      Mcf produced                                 133,131          113,757
      Average price/Bbl                         $    59.05       $    43.73
      Average price/Mcf                         $     7.23       $     5.88

      As shown in the table above, total oil and gas sales increased $424,168 (38.0%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Of this increase, approximately (i) $150,000 and $180,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $114,000 was related to an increase in volumes of gas sold. Volumes of oil sold decreased 444 barrels, while volumes of gas sold increased 19,374 Mcf for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. The increase in volumes of gas sold was primarily due to a positive prior period volume adjustment made by the operator on one significant well during the three months ended September 30, 2005, which increase was partially offset by normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $77,516 (31.3%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. This increase was primarily due to (i) workover expenses incurred on several wells during the three months ended September 30, 2005 and (ii) an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by workover expenses incurred on two significant wells during the three months ended September 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 21.1% for the three months ended September 30, 2005 from 22.2% for the three months ended September 30, 2004.

      Depreciation, depletion, and amortization of oil and gas properties increased $57,593 (141.3%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Of this increase
      (i)  approximately   $46,000  was  due  to  the  depletion  of  additional
      capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which approximately $36,000 was related to previously fully depleted wells, and
      (ii) approximately $6,000 was due to accretion of these additional asset retirement obligations. This increase was also due to an increase in depletable oil and gas properties during 2005 primarily due to the recompletion of one significant well. As a percentage of oil and gas sales, this expense increased to 6.4% for the three months ended September 30, 2005 from 3.6% for the three months ended September 30, 2004. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses remained relatively constant for the three months ended September 30, 2005 and 2004. As a percentage of oil and gas sales, these expenses decreased to 6.5% for the three months ended September 30, 2005 from 9.0% for the three months ended September 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004.

                                            Nine Months Ended September 30,
                                            -------------------------------
                                                   2005             2004
                                                ----------       ----------
      Oil and gas sales                         $4,030,598       $3,194,701
      Oil and gas production expenses           $  885,390       $  789,481
      Barrels produced                              31,241           32,500
      Mcf produced                                 378,974          393,129
      Average price/Bbl                         $    51.91       $    37.25
      Average price/Mcf                         $     6.36       $     5.05

      As shown in the table above, total oil and gas sales increased $835,897 (26.2%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Of this increase, approximately $458,000 and $496,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 1,259 barrels and 14,155 Mcf, respectively, for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $95,909 (12.1%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. This increase was primarily due to (i) workover expenses incurred on several wells during the nine months ended September 30, 2005 and (ii) an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by workover expenses incurred on several other wells during the nine months ended September 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 22.0% for the nine months ended September 30, 2005 from 24.7% for the nine months ended September 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      Depreciation, depletion, and amortization of oil and gas properties increased $107,429 (95.1%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. This increase was primarily due to an increase in depletable oil and gas properties during 2005 primarily due to the recompletion of one significant well. This increase was also due to increases of (i) approximately $46,000 due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which approximately $36,000 was related to previously fully depleted wells, and (ii) approximately $6,000 due to accretion of these additional asset retirement obligations. As a percentage of oil and gas sales, this expense increased to 5.5% for the nine months ended September 30, 2005 from 3.5% for the nine months ended September 30, 2004. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2005 and 2004. As a percentage of oil and gas sales, these expenses decreased to 8.0% for the nine months ended September 30, 2005 from 10.1% for the nine months ended September 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2005 totaling $45,929,916 or 126.98% of Limited Partners' capital contributions.

      II-C PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004.

                                           Three Months Ended September 30,
                                           --------------------------------
                                                    2005             2004
                                                  --------         --------
      Oil and gas sales                           $752,178         $525,483
      Oil and gas production expenses             $149,132         $105,948
      Barrels produced                               3,456            3,587
      Mcf produced                                  75,921           65,885
      Average price/Bbl                           $  59.20         $  44.23
      Average price/Mcf                           $   7.21         $   5.57

      As shown in the table above, total oil and gas sales increased $226,695 (43.1%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Of this increase, approximately (i) $52,000 and $125,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $56,000 was related to an increase in volumes of gas sold. Volumes of oil sold decreased 131 barrels, while volumes of gas sold increased 10,036 Mcf for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. The increase in volumes of gas sold was primarily due to (i) the first receipt of revenues on one significant well during late 2004 and (ii) a positive prior period volume adjustment made by the operator on another significant well during the three months ended September 30, 2005. These increases were partially offset by normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $43,184 (40.8%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. This increase was primarily due to (i) workover expenses incurred on several wells during the three months ended September 30, 2005 and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 19.8% for the three months ended September 30, 2005 from 20.2% for the three months ended September 30, 2004.

      Depreciation, depletion, and amortization of oil and gas properties increased $25,744 (160.7%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Of this increase
      (i)  approximately   $21,000  was  due  to  the  depletion  of  additional
      capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which approximately $15,000 was related to previously fully depleted wells, and
      (ii) approximately $3,000 was due to accretion of these additional asset retirement obligations. This increase was also due to an increase in depletable oil and gas properties during 2005 primarily due to the recompletion of one significant well. As a percentage of oil and gas sales, this expense increased to 5.6% for the three months ended September 30, 2005 from 3.0% for the three months ended September 30, 2004. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses remained relatively constant for the three months ended September 30, 2005 and 2004. As a percentage of oil and gas sales, these expenses decreased to 5.8% for the three months ended September 30, 2005 from 8.3% for the three months ended September 30, 2004. This percentage decrease was primarily due the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004.

                                           Nine Months Ended September 30,
                                           -------------------------------
                                                     2005           2004
                                                  ----------     ----------
      Oil and gas sales                           $2,054,452     $1,542,920
      Oil and gas production expenses             $  379,923     $  361,653
      Barrels produced                                11,392         11,787
      Mcf produced                                   232,140        224,855
      Average price/Bbl                           $    51.47     $    37.21
      Average price/Mcf                           $     6.32     $     4.91

      As shown in the table above, total oil and gas sales increased $511,532 (33.2%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Of this increase, approximately (i) $162,000 and $328,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $36,000 was related to an increase in volumes of gas sold. Volumes of oil sold decreased 395 barrels, while volumes of gas sold increased 7,285 Mcf for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The increase in volumes of gas sold was primarily due to (i) the first receipt of revenues on one significant well during late 2004, (ii) a positive prior period volume adjustment made by the operator on another significant well during the nine months ended September 30, 2005, and
      (iii) an increase in production on several wells due to the successful workovers of those wells during late 2004 and early 2005. These increases were partially offset by (i) normal declines in production, (ii) the shutting-in of one significant well during late 2004 and early 2005 due to a transportation problem associated with line pressure, and (iii) a positive prior period volume adjustment made by the operator on another significant well during the nine months ended September 30, 2004. As of the date of this Quarterly Report, the shut-in well has returned to production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $18,270 (5.1%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on several wells during the nine months ended September 30, 2005. These increases were partially offset by workover expenses incurred on several other wells during the nine months ended September 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 18.5% for the nine months ended September 30, 2005 from 23.4% for the nine months ended September 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      Depreciation, depletion, and amortization of oil and gas properties increased $35,725 (64.9%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. This increase was primarily due to an increase in depletable oil and gas properties during 2005 primarily due to the recompletion of one significant well. This increase was also due to increases of (i) approximately $21,000 due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which approximately $15,000 was related to previously fully depleted wells, and (ii) approximately $3,000 due to accretion of these additional asset retirement obligations. These increases were partially offset by (i) upward revisions in the estimates of remaining gas reserves on one significant well since September 30, 2004, (ii) the receipt of equipment credits on an abandoned well during the nine months ended September 30, 2005, and (iii) one significant well being fully depleted during the nine months ended September 30, 2004 due to the lack of remaining reserves. As a percentage of oil and gas sales, this expense increased to 4.4% for the nine months ended September 30, 2005 from 3.6% for the nine months ended September 30, 2004. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $1,572 (1.0%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 7.4% for the nine months ended September 30, 2005 from 9.8% for the nine months ended September 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2005 totaling $21,695,686 or 140.32% of Limited Partners' capital contributions.

      II-D PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004.

                                           Three Months Ended September 30,
                                           --------------------------------
                                                   2005             2004
                                                ----------       ----------
      Oil and gas sales                         $1,523,262       $1,091,156
      Oil and gas production expenses           $  309,242       $  232,355
      Barrels produced                               5,043            6,060
      Mcf produced                                 171,734          164,451
      Average price/Bbl                         $    56.83       $    40.58
      Average price/Mcf                         $     7.20       $     5.14

      As shown in the table above, total oil and gas sales increased $432,106 (39.6%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Of this increase, approximately (i) $82,000 and $354,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $37,000 was related to an increase in volumes of gas sold. These increases were partially offset by a decrease of approximately $41,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 1,017 barrels, while volumes of gas sold increased 7,283 Mcf for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. The decrease in volumes of oil sold was primarily due to (i) production difficulties on one significant well during the three months ended September 30, 2005 and
      (ii) normal declines in production. The increase in volumes of gas sold was primarily due to (i) an increase in production on several wells following successful workovers of those wells during late 2004 and early 2005, (ii) the first receipt of revenues on one significant well during late 2004, and (iii) a positive prior period volume adjustment made by the operator on another significant well during the three months ended September 30, 2005. These increases were partially offset by normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $76,887 (33.1%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on several wells during the three months ended September 30, 2005. As a percentage of oil and gas sales, these expenses decreased to 20.3% for the three months ended September 30, 2005 from 21.3% for the three months ended September 30, 2004.

      Depreciation, depletion, and amortization of oil and gas properties increased $45,371 (128.5%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Of this increase
      (i)  approximately   $41,000  was  due  to  the  depletion  of  additional
      capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which approximately $25,000 was related to previously fully depleted wells, and
      (ii) approximately $8,000 was due to accretion of these additional asset retirement obligations. This increase was also due to an increase in depletable oil and gas properties during 2005 primarily due to the recompletion of two significant wells. These increases were partially offset by upward revisions in the estimates of remaining gas reserves since September 30, 2004. As a percentage of oil and gas sales, this expense increased to 5.3% for the three months ended September 30, 2005 from 3.2% for the three months ended September 30, 2004. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses remained relatively constant for the three months ended September 30, 2005 and 2004. As a percentage of oil and gas sales, these expenses decreased to 5.7% for the three months ended September 30, 2005 from 8.0% for the three months ended September 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004.

                                            Nine Months Ended September 30,
                                            -------------------------------
                                                    2005            2004
                                                 ----------      ----------
      Oil and gas sales                          $4,242,627      $3,199,311
      Oil and gas production expenses            $  867,865      $  790,781
      Barrels produced                               16,464          19,304
      Mcf produced                                  530,612         500,745
      Average price/Bbl                          $    49.80      $    36.17
      Average price/Mcf                          $     6.45      $     4.99

      As shown in the table above, total oil and gas sales increased $1,043,316 (32.6%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Of this increase, approximately (i) $224,000 and $773,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $149,000 was related to an increase in volumes of gas sold. These increases were partially offset by a decrease of approximately $103,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 2,840 barrels, while volumes of gas sold increased 29,867 Mcf for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) production difficulties on one significant well during the nine months ended September 30, 2005. The increase in volumes of gas sold was primarily due to (i) an increase in production on several wells following successful workovers of those wells during late 2004 and early 2005 and
      (ii) the first receipt of revenues on one significant well during late 2004. These increases were partially offset by the shutting-in of another significant well during late 2004 and early 2005 due to a transportation problem associated with line pressure. As of the date of this Quarterly Report, the shut-in well has returned to production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $77,084 (9.7%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on several wells during the nine months ended September 30, 2005. These increases were partially offset by workover expenses incurred on several other wells during the nine months ended September 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 20.5% for the nine months ended September 30, 2005 from 24.7% for the nine months ended September 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      Depreciation, depletion, and amortization of oil and gas properties decreased $42,253 (25.8%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. This decrease was primarily due to (i) upward revisions in the estimates of remaining gas reserves since September 30, 2004, (ii) the receipt of equipment credits on an abandoned well during the nine months ended September 30, 2005, and
      (iii) one significant well being fully depleted during the nine months ended September 30, 2004 due to the lack of remaining reserves. These decreases were partially offset by (i) an increase of approximately $41,000 due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which approximately $25,000 was related to previously fully depleted wells, (ii) an increase of approximately $8,000 due to accretion of these additional asset retirement obligations, and (iii) an increase in depletable oil and gas properties during 2005 primarily due to the recompletion of two significant wells. As a percentage of oil and gas sales, this expense decreased to 2.9% for the nine months ended September 30, 2005 from 5.1% for the nine months ended September 30, 2004. This percentage decrease was primarily due to (i) the dollar decrease in depreciation, depletion, and amortization of oil and gas properties and (ii) increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2005 and 2004. As a percentage of oil and gas sales, these expenses decreased to 6.7% for the nine months ended September 30, 2005 from 8.9% for the nine months ended September 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2005 totaling $45,238,903 or 143.67% of Limited Partners' capital contributions.

      II-E PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004.

                                           Three Months Ended September 30,
                                           --------------------------------
                                                  2005               2004
                                                --------           --------
      Oil and gas sales                         $966,956           $708,149
      Oil and gas production expenses           $191,043           $158,993
      Barrels produced                             4,451              4,080
      Mcf produced                                94,171            108,497
      Average price/Bbl                         $  59.36           $  40.59
      Average price/Mcf                         $   7.46           $   5.00

      As shown in the table above, total oil and gas sales increased $258,807 (36.5%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Of this increase, approximately (i) $84,000 and $232,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $15,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $72,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 371 barrels, while volumes of gas sold decreased 14,326 Mcf for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. The increase in volumes of oil sold was primarily due to (i) an increase in production on two significant wells following the successful workovers of those wells during late 2004 and early 2005 and (ii) the successful completion of two new wells during late 2004. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) positive prior period volume adjustments made by the operators on two significant wells during the three months ended September 30, 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $32,050 (20.2%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. This increase was primarily due to (i) workover expenses incurred on several wells during the three months ended September 30, 2005 and (ii) an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by workover expenses incurred on several other wells during the three months ended September 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 19.8% for the three months ended September 30, 2005 from 22.5% for the three months ended September 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      Depreciation, depletion, and amortization of oil and gas properties increased $15,212 (36.6%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Of this increase
      (i)  approximately   $20,000  was  due  to  the  depletion  of  additional
      capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which approximately $8,000 was related to previously fully depleted wells, and
      (ii) approximately $4,000 was due to accretion of these additional asset retirement obligations. This increase was also due to an increase in depletable oil and gas properties during 2005 primarily due to the recompletion of one significant well. These increases were partially offset by (i) upward revisions in the estimates of remaining gas reserves since September 30, 2004 and (ii) the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense remained constant at 5.9% for the three months ended September 30, 2005 and 2004.

      General and administrative expenses remained relatively constant for the three months ended September 30, 2005 and 2004. As a percentage of oil and gas sales, these expenses decreased to 6.6% for the three months ended September 30, 2005 from 9.0% for the three months ended September 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004.

                                           Nine Months Ended September 30,
                                           -------------------------------
                                                    2005            2004
                                                 ----------      ----------
      Oil and gas sales                          $2,510,259      $2,127,571
      Oil and gas production expenses            $  500,238      $  469,099
      Barrels produced                               13,611          13,672
      Mcf produced                                  280,371         325,509
      Average price/Bbl                          $    51.53      $    35.99
      Average price/Mcf                          $     6.45      $     5.02

      As shown in the table above, total oil and gas sales increased $382,688 (18.0%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Of this increase, approximately $212,000 and $400,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $2,000 and $227,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 61 barrels and 45,138 Mcf, respectively, for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The decrease in volumes of oil sold was primarily due to (i) negative prior period volume adjustments made by the operators on two significant wells during the nine months ended September 30, 2005 and (ii) normal declines in production. These decreases were substantially offset by (i) positive prior period volume adjustments made by the operators on several wells during the nine months ended September 30, 2005, (ii) the successful completion of two new wells during late 2004, and (iii) an increase in production on one significant well following the successful workover of that well during late 2004. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) the shutting-in of one significant well during late 2004 and early 2005 due to a transportation problem associated with line pressure, and (iii) a negative prior period volume adjustment made by the operator on another significant well during the nine months ended September 30, 2005. As of the date of this Quarterly Report, the shut-in well has returned to production. These decreases were partially offset by positive prior period volume adjustments made by the operators on several wells during the nine months ended September 30, 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $31,139 (6.6%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. This increase was primarily due to (i) workover expenses incurred on several wells during the nine months ended September 30, 2005 and (ii) an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by workover expenses incurred on several other wells during the nine months ended September 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 19.9% for the nine months ended September 30, 2005 from 22.0% for the nine months ended September 30, 2004.

      Depreciation, depletion, and amortization of oil and gas properties decreased $93,966 (40.8%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. This decrease was primarily due to (i) one significant well being fully depleted during the nine months ended September 30, 2004 due to the lack of remaining reserves, (ii) upward revisions in the estimates of remaining gas reserves since September 30, 2004, and (iii) the decreases in volumes of oil and gas sold. These decreases were partially offset by an increase of (i) approximately $20,000 due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which approximately $8,000 was related to previously fully depleted wells, and (ii) approximately $4,000 due to accretion of these additional asset retirement obligations. As a percentage of oil and gas sales, this expense decreased to 5.4% for the nine months ended September 30, 2005 from 10.8% for the nine months ended September 30, 2004. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2005 and 2004. As a percentage of oil and gas sales, these expenses decreased to 8.5% for the nine months ended September 30, 2005 from 10.1% for the nine months ended September 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2005 totaling $31,489,574 or 137.62% of Limited Partners' capital contributions.

      II-F PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004.

                                           Three Months Ended September 30,
                                           --------------------------------
                                                   2005              2004
                                                ----------         --------
      Oil and gas sales                         $1,020,162         $758,316
      Oil and gas production expenses           $  149,215         $170,638
      Barrels produced                               6,361            5,762
      Mcf produced                                  89,579          113,565
      Average price/Bbl                         $    58.50         $  39.44
      Average price/Mcf                         $     7.23         $   4.68

      As shown in the table above, total oil and gas sales increased $261,846 (34.5%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Of this increase, approximately (i) $121,000 and $229,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $24,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $112,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 599 barrels, while volumes of gas sold decreased 23,986 Mcf for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. The increase in volumes of oil sold was primarily due to (i) the successful completion of two new wells during late 2004, (ii) an increase in production on one significant well following the successful workover of that well during late 2004, and (iii) a positive prior period volume adjustment made by the operator on another significant well during the three months ended September 30, 2005. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) positive prior period volume adjustments made by the operators on several wells during the three months ended September 30, 2004

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $21,423 (12.6%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. The decrease in production expenses was primarily due to workover expenses incurred on two significant wells during the three months ended September 30, 2004. This decrease was partially offset by (i) an increase in production taxes associated with the increase in oil and gas sales and
      (ii) workover expenses incurred on several wells during the three months ended September 30, 2005. As a percentage of oil and gas sales, these expenses decreased to 14.6% for the three months ended September 30, 2005 from 22.5% for the three months ended September 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      Depreciation, depletion, and amortization of oil and gas properties decreased $58,344 (56.8%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. This decrease was primarily due to (i) one significant well being fully depleted during the three months ended September 30, 2004 due to the lack of remaining reserves and (ii) the decrease in volumes of gas sold. These decreases were partially offset by increases of (i) approximately $15,000 due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which approximately $8,000 was related to previously fully depleted wells, and (ii) approximately $4,000 due to accretion of these additional asset retirement obligations. As a percentage of oil and gas sales, this expense decreased to 4.4% for the three months ended September 30, 2005 from 13.6% for the three months ended September 30, 2004. This percentage decrease was primarily due to (i) the dollar decrease in depreciation, depletion, and amortization of oil and gas properties and
      (ii) the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the three months ended September 30, 2005 and 2004. As a percentage of oil and gas sales, these expenses decreased to 4.7% for the three months ended September 30, 2005 from 6.3% for the three months ended September 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004.

                                            Nine Months Ended September 30,
                                            -------------------------------
                                                    2005            2004
                                                 ----------      ----------
      Oil and gas sales                          $2,837,237      $2,227,315
      Oil and gas production expenses            $  409,718      $  412,543
      Barrels produced                               19,556          19,282
      Mcf produced                                  297,517         328,327
      Average price/Bbl                          $    50.50      $    34.58
      Average price/Mcf                          $     6.22      $     4.75

      As shown in the table above, total oil and gas sales increased $609,922 (27.4%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Of this increase, approximately (i) $311,000 and $436,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $9,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $146,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 274 barrels, while volumes of gas sold decreased 30,810 Mcf for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The increase in volumes of oil sold was primarily due to (i) positive prior period volume adjustments made by the operators on several wells during the nine months ended September 30, 2005, (ii) the successful completion of two new wells during late 2004, and (iii) an increase in production on one significant well following the successful workover of that well during late 2004. These increases were partially offset by (i) a negative prior period volume adjustment made by the operator on one significant well during the nine months ended September 30, 2005, (ii) positive prior period volume adjustments made by the operators on several wells during the nine months ended September 30, 2004, and (iii) normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) a negative prior period volume adjustment made by the operator on one significant well during the nine months ended September 30, 2005, and (iii) positive prior period volume adjustments made by the operators on several wells during the nine months ended September 30, 2004. These decreases were partially offset by positive prior period volume adjustments made by the operators on several other wells during the nine months ended September 30, 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the nine months ended September 30, 2005 and 2004. A decrease primarily due to (i) workover expenses incurred on several wells during the nine months ended September 30, 2004 and (ii) the receipt of ad valorem tax credits on one significant well during the nine months ended September 30, 2005 was substantially offset by (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) workover expenses incurred on several other wells during the nine months ended September 30, 2005, and (iii) an increase in salt water disposal expenses incurred on one significant well during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 14.4% for the nine months ended September 30, 2005 from 18.5% for the nine months ended September 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      Depreciation, depletion, and amortization of oil and gas properties decreased $53,589 (34.1%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. This decrease was primarily due to (i) one significant well being fully depleted during the nine months ended September 30, 2004 due to the lack of remaining reserves and (ii) the decrease in volumes of gas sold. These decreases were partially offset by increases of (i) approximately $15,000 due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which approximately $8,000 was related to previously fully depleted wells, and (ii) approximately $4,000 due to accretion of these additional asset retirement obligations. As a percentage of oil and gas sales, this expense decreased to 3.7% for the nine months ended September 30, 2005 from 7.1% for the nine months ended September 30, 2004. This percentage decrease was primarily due to (i) the dollar decrease in depreciation, depletion, and amortization of oil and gas properties and
      (ii) the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2005 and 2004. As a percentage of oil and gas sales, these expenses decreased to 5.8% for the nine months ended September 30, 2005 from 7.4% for the nine months ended September 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2005 totaling $26,581,051 or 155.08% of Limited Partners' capital contributions.

      II-G PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004.

                                           Three Months Ended September 30,
                                           --------------------------------
                                                   2005             2004
                                                ----------       ----------
      Oil and gas sales                         $2,307,415       $1,607,190
      Oil and gas production expenses           $  328,610       $  363,542
      Barrels produced                              13,354           12,081
      Mcf produced                                 213,516          241,799
      Average price/Bbl                         $    58.56       $    39.43
      Average price/Mcf                         $     7.14       $     4.68

      As shown in the table above, total oil and gas sales increased $700,225 (43.6%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Of this increase, approximately (i) $255,000 and $527,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $50,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $132,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 1,273 barrels, while volumes of gas sold decreased 28,283 Mcf for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. The increase in volumes of oil sold were primarily due to (i) the successful completion of two new wells during late 2004, (ii) an increase in production on one significant well following the successful workover of that well during late 2004, and (iii) a positive prior period volume adjustment made by the operator on another significant well during the three months ended September 30, 2005. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) positive prior period volume adjustments made by the operators on several wells during the three months ended September 30, 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $34,932 (9.6%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. This decrease was primarily due to workover expenses incurred on two significant wells during the three months ended September 30, 2004. This decrease was partially offset by (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on several wells during the three months ended September 30, 2005. As a percentage of oil and gas sales, these expenses decreased to 14.2% for the three months ended September 30, 2005 from 22.6% for the three months ended September 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      Depreciation, depletion, and amortization of oil and gas properties decreased $138,402 (59.3%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. This decrease was primarily due to (i) one significant well being fully depleted during the three months ended September 30, 2004 due to the lack of remaining reserves and (ii) the decrease in volumes of gas sold. These decreases were partially offset by increases of (i) approximately $32,000 due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which approximately $17,000 was related to previously fully depleted wells, and (ii) approximately $9,000 due to accretion of these additional asset retirement obligations. As a percentage of oil and gas sales, this expense decreased to 4.1% for the three months ended September 30, 2005 from 14.5% for the three months ended September 30, 2004. This percentage decrease was primarily due to (i) the dollar decrease in depreciation, depletion, and amortization of oil and gas properties and (ii) increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the three months ended September 30, 2005 and 2004. As a percentage of oil and gas sales, these expenses decreased to 4.5% for the three months ended September 30, 2005 from 6.4% for the three months ended September 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004.

                                            Nine Months Ended September 30,
                                            -------------------------------
                                                    2005            2004
                                                 ----------      ----------
      Oil and gas sales                          $6,041,256      $4,731,606
      Oil and gas production expenses            $  893,752      $  883,595
      Barrels produced                               41,074          40,419
      Mcf produced                                  634,898         698,661
      Average price/Bbl                          $    50.53      $    34.58
      Average price/Mcf                          $     6.25      $     4.77

      As shown in the table above, total oil and gas sales increased $1,309,650 (27.7%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Of this increase, approximately (i) $655,000 and $936,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $23,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $304,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 655 barrels, while volumes of gas sold decreased 63,763 Mcf for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The increase in volumes of oil sold was primarily due to (i) positive prior period volume adjustments made by the operators on several wells during the nine months ended September 30, 2005, (ii) the successful completion of two new wells during late 2004, and (iii) an increase in production on one significant well following the successful workover of that well during late 2004. These increases were partially offset by (i) a negative prior period volume adjustment made by the operator on one significant well during the nine months ended September 30, 2005, (ii) positive prior period volume adjustments made by the operators on several wells during the nine months ended September 30, 2004, and (iii) normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) a negative prior period volume adjustment made by the operator on one significant well during the nine months ended September 30, 2005, and (iii) positive prior period volume adjustments made by the operators on several wells during the nine months ended September 30, 2004. These decreases were partially offset by positive prior period volume adjustments made by the operators on several other wells during the nine months ended September 30, 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $10,157 (1.1%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) workover expenses incurred on several wells during the nine months ended September 30, 2005, and (iii) an increase in salt water disposal expenses incurred on one significant well during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. These increases were partially offset by (i) workover expenses incurred on several other wells during the nine months ended September 30, 2004 and (ii) the receipt of ad valorem tax credits on one significant well during the nine months ended September 30, 2005. As a percentage of oil and gas sales, these expenses decreased to 14.8% for the nine months ended September 30, 2005 from 18.7% for the nine months ended September 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      Depreciation, depletion, and amortization of oil and gas properties decreased $125,412 (35.8%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. This decrease was primarily due to (i) one significant well being fully depleted during the nine months ended September 30, 2004 due to the lack of remaining reserves and (ii) the decrease in volumes of gas sold. These decreases were partially offset by (i) an increase of approximately $32,000 due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which approximately $17,000 was related to previously fully depleted wells, (ii) an increase of approximately $9,000 due to accretion of these additional asset retirement obligations, and (iii) one significant well being fully depleted during the nine months ended September 30, 2005 due to the lack of remaining reserves. As a percentage of oil and gas sales, this expense decreased to 3.7% for the nine months ended September 30, 2005 from 7.4% for the nine months ended September 30, 2004. This percentage decrease was primarily due to (i) the dollar decrease in depreciation, depletion, and amortization of oil and gas properties and (ii) the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2005 and 2004. As a percentage of oil and gas sales, these expenses decreased to 5.5% for the nine months ended September 30, 2005 from 7.0% for the nine months ended September 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2005 totaling $55,606,371 or 149.40% of Limited Partners' capital contributions.

      II-H PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004.

                                           Three Months Ended September 30,
                                           --------------------------------
                                                  2005               2004
                                                --------           --------
      Oil and gas sales                         $546,763           $381,538
      Oil and gas production expenses           $ 79,151           $ 86,955
      Barrels produced                             3,085              2,808
      Mcf produced                                51,155             57,858
      Average price/Bbl                         $  58.43           $  39.40
      Average price/Mcf                         $   7.16           $   4.68

      As shown in the table above, total oil and gas sales increased $165,225 (43.3%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Of this increase, approximately (i) $58,000 and $127,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $11,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $31,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 277 barrels, while volumes of gas sold decreased 6,703 Mcf for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. The increase in volumes of oil sold was primarily due to (i) the successful completion of two new wells during late 2004, (ii) an increase in production on one significant well following the successful workover of that well during late 2004, and (iii) a positive prior period volume adjustment made by the operator on one significant well during the three months ended September 30, 2005. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) positive prior period volume adjustments made by the operators on several wells during the three months ended September 30, 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $7,804 (9.0%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. This decrease was primarily due to workover expenses incurred on two significant wells during the three months ended September 30, 2004. This decrease was partially offset by (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on several wells during the three months ended September 30, 2005. As a percentage of oil and gas sales, these expenses decreased to 14.5% for the three months ended September 30, 2005 from 22.8% for the three months ended September 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      Depreciation, depletion, and amortization of oil and gas properties decreased $32,869 (59.1%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. This decrease was primarily due to (i) one significant well being fully depleted during the three months ended September 30, 2004 due to the lack of remaining reserves and (ii) the decrease in volumes of gas sold. These decreases were partially offset by increases of (i) approximately $8,000 due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which approximately $4,000 was related to previously fully depleted wells, and (ii) approximately $2,000 due to accretion of these additional asset retirement obligations. As a percentage of oil and gas sales, this expense decreased to 4.2% for the three months ended September 30, 2005 from 14.6% for the three months ended September 30, 2004. This percentage decrease was primarily due to (i) the dollar decrease in depreciation, depletion, and amortization of oil and gas properties and
      (ii) the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the three months ended September 30, 2005 and 2004. As a percentage of oil and gas sales, these expenses decreased to 4.8% for the three months ended September 30, 2005 from 6.8% for the three months ended September 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004.

                                           Nine Months Ended September 30,
                                           -------------------------------
                                                    2005            2004
                                                 ----------      ----------
      Oil and gas sales                          $1,431,686      $1,129,619
      Oil and gas production expenses            $  213,385      $  213,320
      Barrels produced                                9,481           9,384
      Mcf produced                                  152,113         168,703
      Average price/Bbl                          $    50.49      $    34.58
      Average price/Mcf                          $     6.27      $     4.77

      As shown in the table above, total oil and gas sales increased $302,067 (26.7%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Of this increase, approximately (i) $151,000 and $227,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $3,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $79,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 97 barrels, while volumes of gas sold decreased 16,590 Mcf for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The increase in volumes of oil sold was primarily due to (i) positive prior period volume adjustments made by the operators on several wells during the nine months ended September 30, 2005, (ii) the successful completion of two new wells during late 2004, and (iii) an increase in production on one significant well following the successful workover of that well during late 2004. These increases were partially offset by (i) a negative prior period volume adjustment made by the operator on another significant well during the nine months ended September 30, 2005, (ii) positive prior period volume adjustments made by the operators on several wells during the nine months ended September 30, 2004, and (iii) normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) a negative prior period volume adjustment made by the operator on one significant well during the nine months ended September 30, 2005, and (iii) positive prior period volume adjustments made by the operators on several wells during the nine months ended September 30, 2004. These decreases were partially offset by positive prior period volume adjustments made by the operators on several other wells during the nine months ended September 30, 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the nine months ended September 30, 2005 and 2004. A decrease primarily due to (i) workover expenses incurred on several wells during the nine months ended September 30, 2004 and (ii) the receipt of ad valorem tax credits on one significant well during the nine months ended September 30, 2005 was substantially offset by (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) workover expenses incurred on several other wells during the nine months ended September 30, 2005, and (iii) an increase in salt water disposal expenses incurred on one significant well during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 14.9% for the nine months ended September 30, 2005 from 18.9% for the nine months ended September 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      Depreciation, depletion, and amortization of oil and gas properties decreased $29,899 (35.7%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. This decrease was primarily due to (i) one significant well being fully depleted during the nine months ended September 30, 2004 due to the lack of remaining reserves and (ii) the decrease in volumes of gas sold. These decreases were partially offset by (i) an increase of approximately $8,000 due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which approximately $4,000 was related to previously fully depleted wells, (ii) an increase of approximately $2,000 due to accretion of these additional asset retirement obligations, and (iii) one significant well being fully depleted during the nine months ended September 30, 2005 due to the lack of remaining reserves. As a percentage of oil and gas sales, this expense decreased to 3.8% for the nine months ended September 30, 2005 from 7.4% for the nine months ended September 30, 2004. This percentage decrease was primarily due to (i) the dollar decrease in depreciation, depletion, and amortization of oil and gas properties and (ii) the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,283 (1.3%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 7.0% for the nine months ended September 30, 2005 from 8.7% for the nine months ended September 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2005 totaling $12,918,364 or 140.86% of Limited Partners' capital contributions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK

            The Partnerships do not hold any market risk sensitive instruments.

ITEM 4.     CONTROLS AND PROCEDURES

            As of the end of the period covered by this report, the principal executive officer and principal financial officer conducted an evaluation of the Partnerships' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based on this evaluation, such officers concluded that the Partnerships' disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnerships in reports filed under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time periods specified in the Securities and Exchange Commission rules and forms.

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

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  November 14, 2005            By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  November 14, 2005            By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

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

31.8 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-D.

31.9 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-E.

31.10 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-E.

31.11 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-F.

31.12 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a)for the Geodyne Energy Income Limited Partnership II-F.

31.13 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a)for the Geodyne Energy Income Limited Partnership II-G.

31.14 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a)for the Geodyne Energy Income Limited Partnership II-G.

31.15 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a)for the Geodyne Energy Income Limited Partnership II-H.

31.16 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a)for the Geodyne Energy Income Limited Partnership II-H.

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