Form 10-Q
period 2006-03-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP II A; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-E; GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-G; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-H
filed 2006-05-12
CIK 824894, 826345, 833054, 833526, 842881, 850506, 851724, 854062

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (check one):

                                Large accelerated filer
                  --------

                                Accelerated filer
                  --------

                      X         Non-accelerated filer
                  --------


Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).


                        Yes                     No     X
                            ------                    ------

The Depositary Units are not publicly traded; therefore, Registrant cannot compute the aggregate market value of the voting units held by non-affiliates of the Registrant.

                        PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                               March 31,       December 31,
                                                 2006              2005
                                              ------------     ------------
CURRENT ASSETS:
   Cash and cash equivalents                   $1,959,187       $2,121,512
   Accounts receivable:
      Oil and gas sales                         1,182,147        1,539,562
                                               ----------       ----------
        Total current assets                   $3,141,334       $3,661,074

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                2,428,730        2,469,366

DEFERRED CHARGE                                   601,624          601,624
                                               ----------       ----------
                                               $6,171,688       $6,732,064
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  298,661       $  347,424
   Gas imbalance payable                           96,957           96,957
   Asset retirement obligation -
      current (Note 1)                             11,950           41,485
                                               ----------       ----------
        Total current liabilities              $  407,568       $  485,866

LONG-TERM LIABILITIES:
   Accrued liability                           $  155,405       $  155,405
   Asset retirement obligation
      (Note 1)                                    872,330          863,302
                                               ----------       ----------
        Total long-term liabilities            $1,027,735       $1,018,707

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  172,703)     ($  132,231)
   Limited Partners, issued and
      outstanding, 484,283 units                4,909,088        5,359,722
                                               ----------       ----------
        Total Partners' capital                $4,736,385       $5,227,491
                                               ----------       ----------
                                               $6,171,688       $6,732,064
                                               ==========       ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)

                                                 2006              2005
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,884,061        $1,717,134
   Interest income                                16,354             5,795
                                              ----------        ----------
                                              $1,900,415        $1,722,929

COSTS AND EXPENSES:
   Lease operating                            $  425,684        $  229,812
   Production tax                                106,476           108,063
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  65,478            51,016
   General and administrative
      (Note 2)                                   158,751           155,760
                                              ----------        ----------
                                              $  756,389        $  544,651
                                              ----------        ----------

NET INCOME                                    $1,144,026        $1,178,278
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  118,660        $  121,840
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,025,366        $1,056,438
                                              ==========        ==========
NET INCOME per unit                           $     2.12        $     2.18
                                              ==========        ==========
UNITS OUTSTANDING                                484,283           484,283
                                              ==========        ==========


















         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)
                                                   2006            2005
                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,144,026      $1,178,278
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  65,478          51,016
      Settlement of asset retirement
        obligation                             (    30,357)    (       188)
      (Increase) decrease in accounts
        receivable - oil and gas sales             357,415     (    86,814)
      Decrease in accounts payable             (    37,921)    (    54,217)
      Decrease in accrued liability -
        other                                            -     (    26,672)
                                                ----------      ----------
Net cash provided by operating
   activities                                   $1,498,641      $1,061,403
                                                ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   25,834)    ($   13,173)
   Proceeds from sale of oil and
      gas properties                                     -          27,282
                                                ----------      ----------
Net cash provided (used) by investing
   activities                                  ($   25,834)     $   14,109
                                                ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($1,635,132)    ($1,030,454)
                                                ----------      ----------
Net cash used by financing
   activities                                  ($1,635,132)    ($1,030,454)
                                                ----------      ----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($  162,325)     $   45,058

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           2,121,512       1,557,473
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $1,959,187      $1,602,531
                                                ==========      ==========






         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 2006              2005
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $1,421,553        $1,604,547
   Accounts receivable:
      Oil and gas sales                          913,891         1,127,488
                                              ----------        ----------
        Total current assets                  $2,335,444        $2,732,035

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,521,550         1,544,218

DEFERRED CHARGE                                  271,456           271,456
                                              ----------        ----------
                                              $4,128,450        $4,547,709
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  175,541        $  229,602
   Gas imbalance payable                          35,564            35,564
   Asset retirement obligation -
      current (Note 1)                             9,671            11,476
                                              ----------        ----------
        Total current liabilities             $  220,776        $  276,642

LONG-TERM LIABILITIES:
   Accrued liability                          $   72,442        $   72,442
   Asset retirement obligation
      (Note 1)                                   378,695           372,410
                                              ----------        ----------
        Total long-term liabilities           $  451,137        $  444,852

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  204,588)      ($  178,888)
   Limited Partners, issued and
      outstanding, 361,719 units               3,661,125         4,005,103
                                              ----------        ----------
        Total Partners' capital               $3,456,537        $3,826,215
                                              ----------        ----------
                                              $4,128,450        $4,547,709
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)

                                                 2006             2005
                                              ----------       ----------

REVENUES:
   Oil and gas sales                          $1,484,793       $1,300,982
   Interest income                                12,119            3,996
                                              ----------       ----------
                                              $1,496,912       $1,304,978

COSTS AND EXPENSES:
   Lease operating                            $  319,907       $  165,906
   Production tax                                 80,542           89,655
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  38,233           38,160
   General and administrative
      (Note 2)                                   124,618          121,891
                                              ----------       ----------
                                              $  563,300       $  415,612
                                              ----------       ----------

NET INCOME                                    $  933,612       $  889,366
                                              ==========       ==========
GENERAL PARTNER - NET INCOME                  $   95,590       $   91,971
                                              ==========       ==========
LIMITED PARTNERS - NET INCOME                 $  838,022       $  797,395
                                              ==========       ==========
NET INCOME per unit                           $     2.32       $     2.20
                                              ==========       ==========
UNITS OUTSTANDING                                361,719          361,719
                                              ==========       ==========


















         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)

                                                    2006           2005
                                                ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $  933,612     $  889,366
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                   38,233         38,160
      Settlement of asset retirement
        obligations                                       -    (        58)
      (Increase) decrease in accounts
        receivable - oil and gas sales              213,597    (   113,597)
      Decrease in accounts payable              (    47,139)   (    57,758)
                                                 ----------     ----------
Net cash provided by operating
   activities                                    $1,138,303     $  756,113
                                                 ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($   18,007)   ($   11,529)
   Proceeds from sale of oil and gas
      properties                                          -         32,405
                                                 ----------     ----------
Net cash provided (used) by investing
   activities                                   ($   18,007)    $   20,876
                                                 ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($1,303,290)   ($  737,076)
                                                 ----------     ----------
Net cash used by financing
   activities                                   ($1,303,290)   ($  737,076)
                                                 ----------     ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             ($  182,994)    $   39,913

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            1,604,547      1,079,057
                                                 ----------     ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $1,421,553     $1,118,970
                                                 ==========     ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 2006              2005
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  740,961       $  812,768
   Accounts receivable:
      Oil and gas sales                           451,125          643,141
                                               ----------       ----------
        Total current assets                   $1,192,086       $1,455,909

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  717,034          728,242

DEFERRED CHARGE                                   155,926          155,926
                                               ----------       ----------
                                               $2,065,046       $2,340,077
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   82,907       $  127,265
   Gas imbalance payable                           13,454           13,454
   Asset retirement obligation -
      current (Note 1)                              9,685            9,569
                                               ----------       ----------
        Total current liabilities              $  106,046       $  150,288

LONG-TERM LIABILITIES:
   Accrued liability                           $   44,603       $   44,603
   Asset retirement obligation
      (Note 1)                                    132,846          131,222
                                               ----------       ----------
        Total long-term liabilities            $  177,449       $  175,825

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   79,770)     ($   57,416)
   Limited Partners, issued and
      outstanding, 154,621 units                1,861,321        2,071,380
                                               ----------       ----------
        Total Partners' capital                $1,781,551       $2,013,964
                                               ----------       ----------
                                               $2,065,046       $2,340,077
                                               ==========       ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)

                                                2006              2005
                                              --------          --------

REVENUES:
   Oil and gas sales                          $730,439          $662,583
   Interest income                               6,059             1,845
                                              --------          --------
                                              $736,498          $664,428

COSTS AND EXPENSES:
   Lease operating                            $139,432          $ 75,301
   Production tax                               45,569            49,294
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                17,934            15,192
   General and administrative
      (Note 2)                                  66,953            64,672
                                              --------          --------
                                              $269,888          $204,459
                                              --------          --------

NET INCOME                                    $466,610          $459,969
                                              ========          ========
GENERAL PARTNER - NET INCOME                  $ 47,669          $ 47,180
                                              ========          ========
LIMITED PARTNERS - NET INCOME                 $418,941          $412,789
                                              ========          ========
NET INCOME per unit                           $   2.71          $   2.67
                                              ========          ========
UNITS OUTSTANDING                              154,621           154,621
                                              ========          ========

















         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)

                                                     2006          2005
                                                  ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                      $466,610      $459,969
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                   17,934        15,192
      Settlement of asset retirement
        obligations                                       -     (      40)
      (Increase) decrease in accounts
        receivable - oil and gas sales              192,016     (  54,097)
      Decrease in accounts payable                (  41,998)    (   7,317)
                                                   --------      --------
Net cash provided by operating
   activities                                      $634,562      $413,707
                                                   --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                           ($  7,346)    ($  3,602)
   Proceeds from sale of oil and gas
      properties                                          -        13,888
                                                   --------      --------
Net cash provided (used) by investing
   activities                                     ($  7,346)     $ 10,286
                                                   --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                             ($699,023)    ($364,873)
                                                   --------      --------
Net cash used by financing
   activities                                     ($699,023)    ($364,873)
                                                   --------      --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                               ($ 71,807)     $ 59,120

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              812,768       506,061
                                                   --------      --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                   $740,961      $565,181
                                                   ========      ========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 2006              2005
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $1,784,030       $1,661,561
   Accounts receivable:
      Oil and gas sales                         1,010,049        1,544,131
                                               ----------       ----------
        Total current assets                   $2,794,079       $3,205,692

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,518,028        1,559,585

DEFERRED CHARGE                                   371,875          371,875
                                               ----------       ----------
                                               $4,683,982       $5,137,152
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  173,432       $  181,287
   Gas imbalance payable                           17,598           17,598
   Asset retirement obligation -
      current (Note 1)                             47,389           45,216
                                               ----------       ----------
        Total current liabilities              $  238,419       $  244,101

LONG-TERM LIABILITIES:
   Accrued liability                           $  102,928       $  102,928
   Asset retirement obligation
      (Note 1)                                    406,817          403,397
                                               ----------       ----------
        Total long-term liabilities            $  509,745       $  506,325

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  133,833)     ($   65,352)
   Limited Partners, issued and
      outstanding, 314,878 units                4,069,651        4,452,078
                                               ----------       ----------
        Total Partners' capital                $3,935,818       $4,386,726
                                               ----------       ----------
                                               $4,683,982       $5,137,152
                                               ==========       ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)

                                                 2006              2005
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,477,172        $1,421,546
   Interest income                                12,915             3,533
   Other income                                        -             8,411
                                              ----------        ----------
                                              $1,490,087        $1,433,490

COSTS AND EXPENSES:
   Lease operating                            $  225,893        $  225,257
   Production tax                                 94,360            85,035
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  45,605            37,414
   General and administrative
      (Note 2)                                   111,578           108,953
                                              ----------        ----------
                                              $  477,436        $  456,659
                                              ----------        ----------

NET INCOME                                    $1,012,651        $  976,831
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  104,078        $   99,940
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  908,573        $  876,891
                                              ==========        ==========
NET INCOME per unit                           $     2.89        $     2.78
                                              ==========        ==========
UNITS OUTSTANDING                                314,878           314,878
                                              ==========        ==========

















         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)

                                                 2006             2005
                                             ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $1,012,651        $  976,831
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                                 45,605            37,414
     (Increase) decrease in accounts
       receivable - oil and gas sales            534,082       (   115,902)
     Increase (decrease) in accounts
       payable                               (     8,486)           14,090
     Increase in accrued liability -
       other                                           -            13,141
                                              ----------        ----------
Net cash provided by operating
   activities                                 $1,583,852        $  925,574
                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($      196)      ($    3,849)
   Proceeds from sale of oil and gas
     properties                                    2,372             1,073
                                              ----------        ----------
Net cash provided (used) by investing
   activities                                 $    2,176       ($    2,776)
                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($1,463,559)      ($  699,365)
                                              ----------        ----------
Net cash used by financing
   activities                                ($1,463,559)      ($  699,365)
                                              ----------        ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                $  122,469        $  223,433

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         1,661,561           967,251
                                              ----------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $1,784,030        $1,190,684
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 2006              2005
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $1,117,284        $1,290,961
   Accounts receivable:
      Oil and gas sales                          556,322           822,197
                                              ----------        ----------
        Total current assets                  $1,673,606        $2,113,158

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,165,753         1,209,059

DEFERRED CHARGE                                  209,941           209,941
                                              ----------        ----------
                                              $3,049,300        $3,532,158
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  105,778        $  128,602
   Gas imbalance payable                          43,424            43,424
   Asset retirement obligation -
      current (Note 1)                             5,713             6,501
                                              ----------        ----------
        Total current liabilities             $  154,915        $  178,527

LONG-TERM LIABILITIES:
   Accrued liability                          $   25,448        $   25,448
   Asset retirement obligation
      (Note 1)                                   234,090           230,556
                                              ----------        ----------
        Total long-term liabilities           $  259,538        $  256,004

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  108,923)      ($   67,016)
   Limited Partners, issued and
      outstanding, 228,821 units               2,743,770         3,164,643
                                              ----------        ----------
        Total Partners' capital               $2,634,847        $3,097,627
                                              ----------        ----------
                                              $3,049,300        $3,532,158
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)

                                                2006              2005
                                              --------          --------

REVENUES:
   Oil and gas sales                          $983,484          $828,768
   Interest income                               9,805             2,535
   Gain on sale of oil and gas
      properties                                     -             5,177
                                              --------          --------
                                              $993,289          $836,480

COSTS AND EXPENSES:
   Lease operating                            $146,559          $ 88,845
   Production tax                               67,784            60,977
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                45,506            44,713
   General and administrative
      (Note 2)                                  87,615            85,174
                                              --------          --------
                                              $347,464          $279,709
                                              --------          --------

NET INCOME                                    $645,825          $556,771
                                              ========          ========
GENERAL PARTNER - NET INCOME                  $ 67,698          $ 58,982
                                              ========          ========
LIMITED PARTNERS - NET INCOME                 $578,127          $497,789
                                              ========          ========
NET INCOME per unit                           $   2.53          $   2.18
                                              ========          ========
UNITS OUTSTANDING                              228,821           228,821
                                              ========          ========
















         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)

                                                  2006              2005
                                              ------------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $  645,825         $556,771
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 45,506           44,713
      Settlement of asset retirement
        obligation                            (       127)               -
      (Increase) decrease in accounts
        receivable - oil and gas sales            265,875        (  88,022)
      Decrease in accounts payable            (    19,838)       (  79,018)
      Increase in accrued liability -
        other                                           -            9,670
                                               ----------         --------
Net cash provided by operating
   activities                                  $  937,241         $444,114
                                               ----------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($    2,313)       ($  8,026)
                                               ----------         --------
Net cash used by investing
   activities                                 ($    2,313)       ($  8,026)
                                               ----------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($1,108,605)       ($439,363)
                                               ----------         --------
Net cash used by financing
   activities                                 ($1,108,605)       ($439,363)
                                               ----------         --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                ($  173,677)       ($  3,275)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          1,290,961          680,844
                                               ----------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $1,117,284         $677,569
                                               ==========         ========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 2006              2005
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  904,915       $  921,812
   Accounts receivable:
      Oil and gas sales                           686,335          819,472
                                               ----------       ----------
        Total current assets                   $1,591,250       $1,741,284

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,134,103        1,169,138

DEFERRED CHARGE                                    30,727           30,727
                                               ----------       ----------
                                               $2,756,080       $2,941,149
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   89,014       $  148,786
   Gas imbalance payable                            2,312            2,312
   Asset retirement obligation -
      current (Note 1)                              2,367            1,909
                                               ----------       ----------
        Total current liabilities              $   93,693       $  153,007

LONG-TERM LIABILITIES:
   Accrued liability                           $   26,676       $   26,676
   Asset retirement obligation
      (Note 1)                                    197,497          195,940
                                               ----------       ----------
        Total long-term liabilities            $  224,173       $  222,616

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   60,769)     ($   46,261)
   Limited Partners, issued and
      outstanding, 171,400 Units                2,498,983        2,611,787
                                               ----------       ----------
        Total Partners' capital                $2,438,214       $2,565,526
                                               ----------       ----------
                                               $2,756,080       $2,941,149
                                               ==========       ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)

                                                  2006              2005
                                                --------          --------

REVENUES:
   Oil and gas sales                            $953,652          $928,981
   Interest income                                 6,969             2,385
                                                --------          --------
                                                $960,621          $931,366

COSTS AND EXPENSES:
   Lease operating                              $120,839          $ 40,934
   Production tax                                 59,116            63,754
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  35,997            29,821
   General and administrative
      (Note 2)                                    71,626            69,309
                                                --------          --------
                                                $287,578          $203,818
                                                --------          --------

NET INCOME                                      $673,043          $727,548
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 69,847          $ 75,200
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $603,196          $652,348
                                                ========          ========
NET INCOME per unit                             $   3.52          $   3.81
                                                ========          ========
UNITS OUTSTANDING                                171,400           171,400
                                                ========          ========


















         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)
                                                    2006            2005
                                                 ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $673,043        $727,548
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  35,997          29,821
      Settlement of asset retirement
        obligation                               (     307)              -
      (Increase) decrease in accounts
        receivable - oil and gas sales             133,137       ( 101,168)
      Decrease in accounts payable               (  55,177)      ( 159,524)
                                                  --------        --------
Net cash provided by operating
   activities                                     $786,693        $496,677
                                                  --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                          ($  4,515)      ($ 13,085)
   Proceeds from sale of oil and
      gas properties                                 1,280               -
                                                  --------        --------
Net cash used by investing activities            ($  3,235)      ($ 13,085)
                                                  --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                            ($800,355)      ($487,750)
                                                  --------        --------
Net cash used by financing
   activities                                    ($800,355)      ($487,750)
                                                  --------        --------
NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                   ($ 16,897)      ($  4,158)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             921,812         657,406
                                                  --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $904,915        $653,248
                                                  ========        ========







         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 2006              2005
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $1,964,305       $1,970,349
   Accounts receivable:
      Oil and gas sales                         1,465,111        1,749,695
                                               ----------       ----------
        Total current assets                   $3,429,416       $3,720,044

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                2,439,117        2,514,404

DEFERRED CHARGE                                    65,542           65,542
                                               ----------       ----------
                                               $5,934,075       $6,299,990
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  191,034       $  314,015
   Gas imbalance payable                           15,317           15,317
   Asset retirement obligation -
      current (Note 1)                              4,950            3,988
                                               ----------       ----------
        Total current liabilities              $  211,301       $  333,320

LONG-TERM LIABILITIES:
   Accrued liability                           $   45,118       $   45,118
   Asset retirement obligation
      (Note 1)                                    423,378          420,055
                                               ----------       ----------
        Total long-term liabilities            $  468,496       $  465,173

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   19,436)      $    9,830
   Limited Partners, issued and
      outstanding, 372,189 Units                5,273,714        5,491,667
                                               ----------       ----------
        Total Partners' capital                $5,254,278       $5,501,497
                                               ----------       ----------
                                               $5,934,075       $6,299,990
                                               ==========       ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)

                                                 2006              2005
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $2,025,517        $1,988,827
   Interest income                                15,011             5,156
                                              ----------        ----------
                                              $2,040,528        $1,993,983

COSTS AND EXPENSES:
   Lease operating                            $  258,214        $  102,002
   Production tax                                126,774           135,658
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  77,430            66,127
   General and administrative
      (Note 2)                                   127,538           124,788
                                              ----------        ----------
                                              $  589,956        $  428,575
                                              ----------        ----------

NET INCOME                                    $1,450,572        $1,565,408
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  150,525        $  161,977
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,300,047        $1,403,431
                                              ==========        ==========
NET INCOME per unit                           $     3.49        $     3.77
                                              ==========        ==========
UNITS OUTSTANDING                                372,189           372,189
                                              ==========        ==========


















         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)
                                                   2006            2005
                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,450,572      $1,565,408
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  77,430          66,127
      Settlement of asset retirement
        obligation                             (       641)              -
      (Increase) decrease in accounts
        receivable - oil and gas sales             284,584     (   217,600)
      Decrease in accounts payable             (   113,749)    (   355,183)
                                                ----------      ----------
Net cash provided by operating
   activities                                   $1,698,196      $1,058,752
                                                ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($    9,441)    ($   28,377)
   Proceeds from sale of oil and
      gas properties                                 2,992               -
                                                ----------      ----------
Net cash used by investing
   activities                                  ($    6,449)    ($   28,377)
                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($1,697,791)    ($1,034,349)
                                                ----------      ----------
Net cash used by financing
   activities                                  ($1,697,791)    ($1,034,349)
                                                ----------      ----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($    6,044)    ($    3,974)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           1,970,349       1,401,928
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $1,964,305      $1,397,954
                                                ==========      ==========






         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 2006              2005
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  448,786       $  465,378
   Accounts receivable:
      Oil and gas sales                           337,525          409,173
                                               ----------       ----------
        Total current assets                   $  786,311       $  874,551

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  578,342          597,072

DEFERRED CHARGE                                    16,952           16,952
                                               ----------       ----------
                                               $1,381,605       $1,488,575
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   46,534       $   73,876
   Asset retirement obligation -
      current (Note 1)                              1,096              922

                                               ----------       ----------
        Total current liabilities              $   47,630       $   74,798

LONG-TERM LIABILITIES:
   Accrued liability                           $   15,003       $   15,003
   Asset retirement obligation
      (Note 1)                                    103,333          102,427
                                               ----------       ----------
        Total long-term liabilities            $  118,336       $  117,430

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   37,842)     ($   28,897)
   Limited Partners, issued and
      outstanding, 91,711 Units                 1,253,481        1,325,244
                                               ----------       ----------
        Total Partners' capital                $1,215,639       $1,296,347
                                               ----------       ----------
                                               $1,381,605       $1,488,575
                                               ==========       ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)

                                                  2006              2005
                                                --------          --------

REVENUES:
   Oil and gas sales                            $478,344          $473,771
   Interest income                                 3,449             1,161
                                                --------          --------
                                                $481,793          $474,932

COSTS AND EXPENSES:
   Lease operating                              $ 62,120          $ 24,203
   Production tax                                 30,199            32,761
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  19,340            15,841
   General and administrative
      (Note 2)                                    49,431            47,285
                                                --------          --------
                                                $161,090          $120,090
                                                --------          --------

NET INCOME                                      $320,703          $354,842
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 33,466          $ 36,794
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $287,237          $318,048
                                                ========          ========
NET INCOME per unit                             $   3.13          $   3.47
                                                ========          ========
UNITS OUTSTANDING                                 91,711            91,711
                                                ========          ========


















         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)
                                                    2006             2005
                                                 ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $320,703         $354,842
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  19,340           15,841
      Settlement of asset retirement
        obligation                               (     147)               -
      (Increase) decrease in accounts
        receivable - oil and gas sales              71,648        (  52,661)
      Decrease in accounts payable               (  25,369)       (  69,456)
                                                  --------         --------
Net cash provided by operating
   activities                                     $386,175         $248,566
                                                  --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                          ($  2,184)       ($  7,002)
   Proceeds from sale of oil and
      gas properties                                   828                -
                                                  --------         --------
Net cash used by investing
   activities                                    ($  1,356)       ($  7,002)
                                                  --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                            ($401,411)       ($241,338)
                                                  --------         --------
Net cash used by financing
   activities                                    ($401,411)       ($241,338)
                                                  --------         --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                              ($ 16,592)        $    226

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             465,378          329,148
                                                  --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $448,786         $329,374
                                                  ========         ========





         The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
             CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of March 31, 2006, combined statements of operations for the three months ended March 31, 2006 and 2005, and combined statements of cash flows for the three months ended March 31, 2006 and 2005 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a
      "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at March 31, 2006, the combined results of operations for the three months ended March 31, 2006 and 2005, and the combined cash flows for the three months ended March 31, 2006 and 2005.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2005. The results of operations for the period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

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


      ASSET RETIREMENT OBLIGATIONS
      ----------------------------

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. The Partnerships follow FAS No. 143, "Accounting for Asset Retirement Obligations" in accounting for the future expenditures that will be necessary to plug and abandon these wells. FAS No. 143 requires the estimated plugging and abandonment obligations to be recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and to be capitalized as part of the carrying amount of the well. Estimated abandonment dates will be revised in the future based on changes to related economic lives, which vary with product prices and production costs. Estimated plugging costs may also be adjusted to reflect changing industry experience. During the year ended December 31, 2005, the Partnerships' asset retirement obligations were revised upward due to an increase in both the labor and rig costs associated with plugging wells. Cash flows would not be affected until wells are actually plugged and abandoned.

      The asset retirement obligation is adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the three months ended March 31, 2006, the II-A, II-B, II-C, II-D, II-E, II-F, II-G, and II-H Partnerships recognized approximately $26,000, $8,000, $3,000, $15,000, $9,000, $5,000, $11,000 and $3,000, respectively, of an increase in depreciation, depletion, and
      amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.

      The components of the change in asset retirement obligations for the three months ended March 31, 2006 and 2005 are as shown below.

                                II-A Partnership
                                ----------------

                                             Three Months      Three Months
                                                Ended             Ended
                                              3/31/2006          3/31/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $904,787          $393,670
      Additions and revisions                          -               280
      Settlements and disposals                (  31,257)        (   1,820)
      Accretion expense                           10,750             4,024
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $884,280          $396,154
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 11,950          $ 10,039
      Asset Retirement Obligation -
         Long-Term                               872,330           386,115


                                II-B Partnership
                                ----------------

                                             Three Months      Three Months
                                                Ended             Ended
                                               3/31/2006        3/31/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $383,886          $210,198
      Settlements and disposals                        -         (     987)
      Accretion expense                            4,480             2,123
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $388,366          $211,334
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  9,671          $  6,947
      Asset Retirement Obligation -
         Long-Term                               378,695           204,387

                                II-C Partnership
                                ----------------

                                             Three Months      Three Months
                                                Ended             Ended
                                               3/31/2006        3/31/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $140,791           $73,574
      Settlements and disposals                        -          (    673)
      Accretion expense                            1,740               817
                                                --------           -------
      Total Asset Retirement
         Obligation, End of Period              $142,531           $73,718
                                                ========           =======
      Asset Retirement Obligation -
         Current                                $  9,685           $ 6,254
      Asset Retirement Obligation -
         Long-Term                               132,846            67,464


                                II-D Partnership
                                ----------------

                                             Three Months      Three Months
                                                Ended             Ended
                                               3/31/2006        3/31/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $448,613          $187,060
      Accretion expense                            5,593             2,071
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $454,206          $189,131
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 47,389          $ 20,641
      Asset Retirement Obligation -
         Long-Term                               406,817           168,490

                                II-E Partnership
                                ----------------

                                             Three Months      Three Months
                                                Ended             Ended
                                               3/31/2006        3/31/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $237,057          $102,444
      Additions and revisions                          -               122
      Settlements and disposals                (     205)                -
      Accretion expense                            2,951             1,118
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $239,803          $103,684
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  5,713          $  2,068
      Asset Retirement Obligation -
         Long-Term                               234,090           101,616


                                II-F Partnership
                                ----------------

                                             Three Months      Three Months
                                                Ended             Ended
                                               3/31/2006        3/31/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $197,849          $102,318
      Additions and revisions                          -               294
      Settlements and disposals                (     497)                -
      Accretion expense                            2,512             1,180
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $199,864          $103,792
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  2,367          $  1,570
      Asset Retirement Obligation -
         Long-Term                               197,497           102,222

                                II-G Partnership
                                ----------------


                                             Three Months      Three Months
                                                Ended             Ended
                                               3/31/2006        3/31/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $424,043          $218,637
      Additions and revisions                          -               617
      Settlements and disposals                (   1,036)                -
      Accretion expense                            5,321             2,498
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $428,328          $221,752
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  4,950          $  3,376
      Asset Retirement Obligation -
         Long-Term                               423,378           218,376


                                II-H Partnership
                                ----------------

                                             Three Months      Three Months
                                                Ended             Ended
                                               3/31/2006        3/31/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $103,349           $53,561
      Additions and revisions                          -               143
      Settlements and disposals                (     239)                -
      Accretion expense                            1,319               621
                                                --------           -------
      Total Asset Retirement
         Obligation, End of Period              $104,429           $54,325
                                                ========           =======
      Asset Retirement Obligation -
         Current                                $  1,096           $   823
      Asset Retirement Obligation -
         Long-Term                               103,333            53,502

2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended March 31, 2006, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        ------------------        --------------
               II-A                  $31,308                $127,443
               II-B                   29,428                  95,190
               II-C                   26,264                  40,689
               II-D                   28,715                  82,863
               II-E                   27,399                  60,216
               II-F                   26,521                  45,105
               II-G                   29,594                  97,944
               II-H                   25,296                  24,135

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 2006 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures for new wells, well recompletions, or workovers may, however, reduce or eliminate cash available for a particular quarterly distribution.

      Pursuant to the terms of the Partnerships' partnership agreements (the "Partnership Agreements"), the Partnerships would have terminated on December 31, 2001. However, the Partnership agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their third two-year extension thereby extending their termination date to December 31, 2007. As of the date of this Quarterly Report, the General Partner has not yet determined whether to further extend the term of any Partnership.

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

                                II-A Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2005             687,366        6,367,741
         Production                             ( 13,534)      (  149,109)
         Extensions and discoveries                   13              697
         Revisions of previous
            estimates                              4,507       (   86,846)
                                                 -------        ---------

      Proved reserves, March 31, 2006            678,352        6,132,483
                                                 =======        =========

                                II-B Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2005             489,229        4,776,281
         Production                             (  8,876)      (  133,571)
         Revisions of previous
            estimates                              2,559       (   54,105)
                                                 -------        ---------

      Proved reserves, March 31, 2006            482,912        4,588,605
                                                 =======        =========

                                II-C Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2005             173,409        3,545,913
         Production                             (  2,967)      (   77,245)
         Extension and discoveries                     5              209
         Revisions of previous
            estimates                                211       (   52,254)
                                                 -------        ---------

      Proved reserves, March 31, 2006            170,658        3,416,623
                                                 =======        =========


                                II-D Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2005             172,825        9,645,488
         Production                             (  4,603)      (  171,389)
         Extensions and discoveries                   46            2,722
         Revisions of previous
            estimates                                 55       (  229,517)
                                                 -------        ---------

      Proved reserves, March 31, 2006            168,323        9,247,304
                                                 =======        =========

                                II-E Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2005             177,992        5,039,155
         Production                             (  4,094)      (  109,081)
         Extensions and discoveries                  155            2,107
         Revisions of previous
            estimates                                768       (   94,600)
                                                 -------        ---------

      Proved reserves, March 31, 2006            174,821        4,837,581
                                                 =======        =========


                                II-F Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2005             337,510        3,552,595
         Production                             (  6,255)      (   91,668)
         Extension and discoveries                   374            2,153
         Revisions of previous
            estimates                              1,015       (   55,887)
                                                 -------        ---------

      Proved reserves, March 31, 2006            332,644        3,407,193
                                                 =======        =========

                                II-G Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2005             707,731        7,611,607
         Production                             ( 13,106)      (  195,575)
         Extension and discoveries                   776            3,823
         Revisions of previous
            estimates                              2,121       (  121,814)
                                                 -------        ---------

      Proved reserves, March 31, 2006            697,522        7,298,041
                                                 =======        =========


                                II-H Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2005             164,943        1,840,781
         Production                             (  2,980)      (   46,838)
         Extension and discoveries                   182            1,168
         Revisions of previous
            estimates                                421       (   30,108)
                                                 -------        ---------

      Proved reserves, March 31, 2006            162,566        1,765,003
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

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of March 31, 2006 and December 31, 2005. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the oil and gas prices in effect on the dates corresponding to the reserve valuations. Changes in the oil and gas prices cause the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to March 31, 2006. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at March 31, 2006 will actually be realized for such production.


                                     Net Present Value of Reserves
                              ------------------------------------------
      Partnership                    3/31/06               12/31/05
      -----------                  -----------            -----------
         II-A                      $29,644,993            $36,701,293
         II-B                       20,510,463             25,757,023
         II-C                       12,442,385             16,798,551
         II-D                       29,594,472             41,793,578
         II-E                       15,738,359             21,072,334
         II-F                       15,860,848             19,777,174
         II-G                       33,654,354             42,091,656
         II-H                        8,002,233             10,059,084

                                           Oil and Gas Prices
                              ------------------------------------------
       Pricing                       3/31/06               12/31/05
      -----------                  -----------            -----------
      Oil (Bbl)                    $     66.25            $     61.06
      Gas (Mcf)                           7.18                  10.08


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

      Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

            *     Worldwide and domestic supplies of oil and natural gas;
            * The ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree to and maintain oil prices and production quotas;
            * Political instability or armed conflict in oil-producing regions or around major shipping areas;
            *     The level of consumer demand and overall economic activity;
            *     The competitiveness of alternative fuels;
            *     Weather conditions and the impact of weather-related events;
            *     The availability of pipelines for transportation;
            *     Domestic and foreign government regulations and taxes; and
            *     Market expectations.

      It is not possible to predict the future direction of oil or natural gas prices or whether the above discussed trends will remain. Operating costs, including General and Administrative Expenses, may not decline over time, may increase, or may experience only a gradual decline, thus adversely affecting net revenues as either production or oil and natural gas prices decline. In any particular period, net revenues may also be affected by either the receipt of proceeds from property sales or the incursion of additional costs as a result of well workovers, recompletions, new well drilling, and other events.

      In addition to pricing, the level of net revenues is also highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. Despite this general trend of declining production, several factors can cause the volumes of oil and gas sold to increase, remain relatively constant, or decrease at an even greater rate over a given period. These factors include, but are not limited to:

            * Geophysical conditions which cause an acceleration of the decline in production;
            * The shutting in of wells (or the opening of previously shut-in wells) due to low oil and gas prices (or high oil and gas prices), mechanical difficulties, loss of a market or transportation, or performance of workovers, recompletions, or other operations in the well;
            * Prior period volume adjustments (either positive or negative) made by the operators of the properties;

            * Adjustments in ownership or rights to production in accordance with agreements governing the operation or ownership of the well (such as adjustments that occur at payout or due to gas balancing); and
            * Completion of enhanced recovery projects which increase production for the well.

      Many of these factors are very significant as related to a single well or as related to many wells over a short period of time. However, due to the large number of wells owned by the Partnerships, these factors are generally not material as compared to the normal declines in production experienced on all remaining wells.

      II-A PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005.

                                               Three Months Ended March 31,
                                               -----------------------------
                                                   2006             2005
                                                ----------       ----------
      Oil and gas sales                         $1,884,061       $1,717,134
      Oil and gas production expenses           $  532,160       $  337,875
      Barrels produced                              13,534           15,816
      Mcf produced                                 149,109          168,702
      Average price/Bbl                         $    60.37       $    46.50
      Average price/Mcf                         $     7.16       $     5.82

      As shown in the table above, total oil and gas sales increased $167,000 (9.7%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Of this increase $188,000 and $199,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of $106,000 and $114,000, respectively, related to decreases in volumes of oil and gas sold.

      Volumes of oil and gas sold decreased 2,282 barrels and 19,593 Mcf, respectively, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) the shutting-in of two significant wells during the three months ended March 31, 2006 in order to perform repairs and maintenance. As of the date of this Quarterly Report, the shut-in wells are producing at or above the rate previously experienced. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) positive prior period volume adjustments made by the operators on several wells during the three months ended March 31, 2005, and (iii) the shutting-in of one significant well during the three months ended March 31, 2006 due to mechanical problems. As of the date of this Quarterly Report, the shut-in well is expected to return to production during mid 2006. These decreases were partially offset by one significant well which returned to production during mid 2005 following the resolution of transportation problems associated with line pressure.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $194,000 (57.5%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. This increase was primarily due to (i) workover expenses incurred on several wells during the three months ended March 31, 2006 and (ii) a reversal during the three months ended March 31, 2005 of approximately $27,000 of a charge previously accrued for a judgment. As a percentage of oil and gas sales, these expenses increased to 28.2% for the three months ended March 31, 2006 from 19.7% for the three months ended March 31, 2005. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $14,000 (28.3%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Of this increase (i) $13,000 was due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations during late 2005 and (ii) $7,000 was due to accretion of these additional asset retirement obligations. This increase was also due to an increase in depletable oil and gas properties during the three months ended March 31, 2006 primarily due to drilling activities in a large unitized property. These increases were partially offset by the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 3.5% for the three months ended March 31, 2006 from 3.0% for the three months ended March 31, 2005. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $3,000 (1.9%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. As a percentage of oil and gas sales, these expenses decreased to 8.4% for the three months ended March 31, 2006 from 9.1% for the three months ended March 31, 2005.

      The Limited  Partners have received cash  distributions  through March 31,
      2006  totaling   $66,384,357  or  137.08%  of  Limited  Partners'  capital
      contributions.

      II-B PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                   2006             2005
                                                ----------       ----------
      Oil and gas sales                         $1,484,793       $1,300,982
      Oil and gas production expenses           $  400,449       $  255,561
      Barrels produced                               8,876           11,643
      Mcf produced                                 133,571          129,650
      Average price/Bbl                         $    61.01       $    46.52
      Average price/Mcf                         $     7.06       $     5.86

      As shown in the table above, total oil and gas sales increased $184,000 (14.1%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Of this increase (i) $129,000 and $161,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $23,000 was related to an increase in volumes of gas sold. These increases were partially offset by a decrease of $129,000 related to a decrease in volumes of oil sold.

      Volumes of oil sold decreased 2,767 barrels, while volumes of gas sold increased 3,921 Mcf for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) the shutting-in of two significant wells during the three months ended March 31, 2006 in order to perform repairs and maintenance. As of the date of this Quarterly Report, the shut-in wells are producing at or above the rate previously experienced. The increase in volumes of gas sold was primarily due to (i) one significant well which returned to production during mid 2005 following the resolution of transportation problems associated with line pressure, (ii) an increase in production on two significant wells following the successful workovers of those wells during mid 2005 and early 2006, and (iii) a negative prior period volume adjustment made by the operator on one significant well during the three months ended March 31, 2005. These increases were partially offset by normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $145,000 (56.7%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. This increase was primarily due to (i) workover expenses incurred on one significant well during the three months ended March 31, 2006 and (ii) a positive prior period lease operating expense adjustment made on one significant well during the three months ended March 31, 2006. These increases were partially offset by workover expenses incurred on two other significant wells during the three months ended March 31, 2005. As a percentage of oil and gas sales, these expenses increased to 27.0% for the three months ended March 31, 2006 from 19.6% for the three months ended March 31, 2005. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties remained relatively constant for the three months ended March 31, 2006 and 2005. Increases of (i) $3,000 due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations during late 2005 and (ii) $2,000 due to accretion of these additional asset retirement obligations were substantially offset by an increase in depletable oil and gas properties due to the developmental drilling of one significant well during the three months ended March 31, 2005. As a percentage of oil and gas sales, this expense decreased to 2.6% for the three months ended March 31, 2006 from 2.9% for the three months ended March 31, 2005. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $3,000 (2.2%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. As a percentage of oil and gas sales, these expenses decreased to 8.4% for the three months ended March 31, 2006 from 9.4% for the three months ended March 31, 2005. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2006  totaling   $47,854,916  or  132.30%  of  Limited  Partners'  capital
      contributions.

      II-C PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    2006             2005
                                                  --------         --------
      Oil and gas sales                           $730,439         $662,583
      Oil and gas production expenses             $185,001         $124,595
      Barrels produced                               2,967            4,575
      Mcf produced                                  77,245           77,808
      Average price/Bbl                           $  61.59         $  45.42
      Average price/Mcf                           $   7.09         $   5.85

      As shown in the table above, total oil and gas sales increased $68,000 (10.2%) for the three months ended March 31, 2006 as compared to the three months ended March 31,

      2005. Of this increase $48,000 and $96,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of $73,000 and $3,000, respectively, related to decreases in volumes of oil and gas sold.

      Volumes of oil and gas sold decreased 1,608 barrels and 563 Mcf, respectively, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The decrease in volumes of oil sold was primarily due to (i) normal declines in production, (ii) a positive prior period volume adjustment made by the operator on one significant well during the three months ended March 31, 2005, and (iii) the shutting-in of two significant wells during the three months ended March 31, 2006 in order to perform repairs and maintenance. As of the date of this Quarterly Report, the shut-in wells are producing at or above the rate previously experienced. The decrease in volumes of gas sold was primarily due to normal declines in production. This decrease was substantially offset by
      (i) one significant well which returned to production during mid 2005 following the resolution of transportation problems associated with line pressure, (ii) an increase in production on several other wells following the successful workovers of those wells during mid 2005 through early 2006, and (iii) a negative prior period volume adjustment made by the operator on one significant well during the three months ended March 31, 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $60,000 (48.5%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. This increase was primarily due to (i) workover expenses incurred on several wells during the three months ended March 31, 2006 and (ii) an increase in saltwater disposal expenses incurred on several wells during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. As of the date of this Quarterly Report, management anticipates that the saltwater disposal expenses on these wells will remain at 2006 levels. As a percentage of oil and gas sales, these expenses increased to 25.3% for the three months ended March 31, 2006 from 18.8% for the three months ended March 31, 2005. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $3,000 (18.0%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Of this increase (i) $2,000 was due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations during late 2005 and (ii) $1,000 was due to accretion of these additional asset retirement obligations. As a percentage of oil and gas sales, this expense increased to 2.5% for the three months ended March 31, 2006 from 2.3% for the three months ended March 31, 2005.

      General and administrative expenses increased $2,000 (3.5%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. As a percentage of oil and gas sales, these expenses decreased to 9.2% for the three months ended March 31, 2006 from 9.8% for the three months ended March 31, 2005.

      The Limited  Partners have received cash  distributions  through March 31,
      2006  totaling   $22,719,686  or  146.94%  of  Limited  Partners'  capital
      contributions.

      II-D PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                   2006             2005
                                                ----------       ----------
      Oil and gas sales                         $1,477,172       $1,421,546
      Oil and gas production expenses           $  320,253       $  310,292
      Barrels produced                               4,603            7,013
      Mcf produced                                 171,389          185,605
      Average price/Bbl                         $    59.39       $    44.85
      Average price/Mcf                         $     7.02       $     5.96

      As shown in the table above, total oil and gas sales increased $56,000 (3.9%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Of this increase $67,000 and $182,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of $108,000 and $85,000, respectively, related to decreases in volumes of oil and gas sold.

      Volumes of oil and gas sold decreased 2,410 barrels and 14,216 Mcf, respectively, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The decrease in volumes of oil sold was primarily due to (i) positive prior period volume adjustments made by the operators on several wells during the three months ended March 31, 2005 and (ii) normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a substantial decline in production during the three months ended March 31, 2006 on one significant well following a workover of that well during early 2005. The well with a substantial decline in production is not expected to return to its previously high levels of production. These decreases were partially offset by one significant well which returned to production during mid 2005 following the resolution of transportation problems associated with line pressure.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $10,000 (3.2%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. As a percentage of oil and gas sales, these expenses decreased to 21.7% for the three months ended March 31, 2006 from 21.8% for the three months ended March 31, 2005.

      Depreciation, depletion, and amortization of oil and gas properties increased $8,000 (21.9%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Of this increase (i) $9,000 was due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations during late 2005 and (ii) $3,000 was due to accretion of these additional asset retirement obligations. These increases were partially offset by upward revisions in the estimates of remaining gas reserves on one significant well since the three months ended March 31, 2005. As a percentage of oil and gas sales, this expense increased to 3.1% for the three months ended March 31, 2006 from 2.6% for the three months ended March 31, 2005. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $3,000 (2.4%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. As a percentage of oil and gas sales, these expenses decreased to 7.6% for the three months ended March 31, 2006 from 7.7% for the three months ended March 31, 2005.

      The Limited  Partners have received cash  distributions  through March 31,
      2006  totaling   $47,341,903  or  150.35%  of  Limited  Partners'  capital
      contributions.

      II-E PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                  2006               2005
                                                --------           --------
      Oil and gas sales                         $983,484           $828,768
      Oil and gas production expenses           $214,343           $149,822
      Barrels produced                             4,094              5,318
      Mcf produced                               109,081             98,896
      Average price/Bbl                         $  59.24           $  46.40
      Average price/Mcf                         $   6.79           $   5.89

      As shown in the table above, total oil and gas sales increased $155,000 (18.7%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Of this increase (i) $53,000 and $99,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $60,000 was related to an increase in volumes of gas sold. These increases were partially offset by a decrease of $57,000 related to a decrease in volumes of oil sold.

      Volumes of oil sold decreased 1,224 barrels, while volumes of gas sold increased 10,185 Mcf for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) positive prior period volume adjustments made by the operators on several wells during the three months ended March 31, 2005. The increase in volumes of gas sold was primarily due to one significant well which returned to production during mid 2005 following the resolution of transportation problems associated with line pressure. This increase was partially offset by normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $65,000 (43.1%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. This increase was primarily due to (i) workover expenses incurred on several wells during the three months ended March 31, 2006, (ii) an increase in production taxes associated with the increase in oil and gas sales, and
      (iii) a positive prior period lease operating expense adjustment made by the operator on one significant well during the three months ended March 31, 2006. As a percentage of oil and gas sales, these expenses increased to 21.8% for the three months ended March 31, 2006 from 18.1% for the three months ended March 31, 2005. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $1,000 (1.8%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. As a percentage of oil and gas sales, this expense decreased to 4.6% for the three months ended March 31, 2006 from 5.4% for the three months ended March 31, 2005. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,000 (2.9%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. As a percentage of oil and gas sales, these expenses decreased to 8.9% for the three months ended March 31, 2006 from 10.3% for the three months ended March 31, 2005. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2006  totaling   $32,930,574  or  143.91%  of  Limited  Partners'  capital
      contributions.

      II-F PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    2006             2005
                                                  --------         --------
      Oil and gas sales                           $953,652         $928,981
      Oil and gas production expenses             $179,955         $104,688
      Barrels produced                               6,255            6,823
      Mcf produced                                  91,668          104,383
      Average price/Bbl                           $  56.87         $  45.49
      Average price/Mcf                           $   6.52         $   5.93

      As shown in the table above, total oil and gas sales increased $25,000 (2.7%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Of this increase $71,000 and $55,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of $26,000 and $75,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 568 barrels and 12,715 Mcf, respectively, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The decreases in volumes of oil and gas sold were primarily due to normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $75,000 (71.9%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. This increase was primarily due to (i) workover expenses incurred on several wells during the three months ended March 31, 2006, (ii) the receipt of ad valorem tax credits on one significant well during the three months ended March 31, 2005, and (iii) an increase in saltwater disposal expense incurred on another significant well during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. As of the date of this Quarterly Report, management anticipates that the saltwater disposal expenses on the well discussed above will remain at 2006 levels. As a percentage of oil and gas sales, these expenses increased to 18.9% for the three months ended March 31, 2006 from 11.3% for the three months ended March 31, 2005. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $6,000 (20.7%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. This increase was primarily due to the abandonment of one significant well during the three months ended March 31, 2006 due to the lack of remaining reserves. This increase was also due to increases of (i) $3,000 due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations during late 2005 and (ii) $1,000 due to accretion of these additional asset retirement obligations. As a percentage of oil and gas sales, this expense increased to 3.8% for the three months ended March 31, 2006 from 3.2% for the three months ended March 31, 2005. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $2,000 (3.3%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. As a percentage of oil and gas sales, these expenses remained constant at 7.5% for the three months ended March 31, 2006 and 2005.

      The Limited  Partners have received cash  distributions  through March 31,
      2006  totaling   $27,878,051  or  162.65%  of  Limited  Partners'  capital
      contributions.

      II-G PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                   2006             2005
                                                ----------       ----------
      Oil and gas sales                         $2,025,517       $1,988,827
      Oil and gas production expenses           $  384,988       $  237,660
      Barrels produced                              13,106           14,304
      Mcf produced                                 195,575          223,081
      Average price/Bbl                         $    57.04       $    45.48
      Average price/Mcf                         $     6.53       $     6.00

      As shown in the table above, total oil and gas sales increased $37,000 (1.8%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Of this increase $151,000 and $105,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of $54,000 and $165,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 1,198 barrels and 27,506 Mcf, respectively, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The decreases in volumes of oil and gas sold were primarily due to normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $147,000 (62.0%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. This increase was primarily due to (i) workover expenses incurred on several wells during the three months ended March 31, 2006, (ii) the receipt of ad valorem tax credits on one significant well during the three months ended March 31, 2005, and (iii) an increase in saltwater disposal expense incurred on another significant well during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. As of the date of this Quarterly Report, management anticipates that the saltwater disposal expenses on the well discussed above will remain at 2006 levels. As a percentage of oil and gas sales, these expenses increased to 19.0% for the three months ended March 31, 2006 from 11.9% for the three months ended March 31, 2005. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $11,000 (17.1%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. This increase was primarily due to the abandonment of one significant well during the three months ended March 31, 2006 due to the lack of remaining reserves. This increase was also due to increases of (i) $6,000 due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations during late 2005 and (ii) $3,000 due to accretion of these additional asset retirement obligations. As a percentage of oil and gas sales, this expense increased to 3.8% for the three months ended March 31, 2006 from 3.3% for the three months ended March 31, 2005. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $3,000 (2.2%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. As a percentage of oil and gas sales, these expenses remained constant at 6.3% for the three months ended March 31, 2006 and 2005.

      The Limited  Partners have received cash  distributions  through March 31,
      2006  totaling   $58,356,371  or  156.79%  of  Limited  Partners'  capital
      contributions.

      II-H PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                  2006               2005
                                                --------           --------
      Oil and gas sales                         $478,344           $473,771
      Oil and gas production expenses           $ 92,319           $ 56,964
      Barrels produced                             2,980              3,322
      Mcf produced                                46,838             53,716
      Average price/Bbl                         $  57.23           $  45.49
      Average price/Mcf                         $   6.57           $   6.01

      As shown in the table above, total oil and gas sales increased $5,000 (1.0%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Of this increase $35,000 and $27,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of $16,000 and $41,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 342 barrels and 6,878 Mcf, respectively, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The decreases in volumes of oil and gas sold were primarily due to normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $35,000 (62.1%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. This increase was primarily due to (i) workover expenses incurred on several wells during the three months ended March 31, 2006, (ii) the receipt of ad valorem tax credits on one significant well during the three months ended March 31, 2005, and (iii) an increase in saltwater disposal expense incurred on another significant well during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. As of the date of this Quarterly Report, management anticipates that the saltwater disposal expenses on the well discussed above will remain at 2006 levels. As a percentage of oil and gas sales, these expenses increased to 19.3% for the three months ended March 31, 2006 from 12.0% for the three months ended March 31, 2005. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $3,000 (22.1%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. This increase was primarily due to the abandonment of one significant well during the three months ended March 31, 2006 due to the lack of remaining reserves. This increase was also due to increases of (i) $2,000 due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations during late 2005 and (ii) $1,000 due to accretion of these additional asset retirement obligations. As a percentage of oil and gas sales, this expense increased to 4.0% for the three months ended March 31, 2006 from 3.3% for the three months ended March 31, 2005. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $2,000 (4.5%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. As a percentage of oil and gas sales, these expenses increased to 10.3% for the three months ended March 31, 2006 from 10.0% for the three months ended March 31, 2005.

      The Limited  Partners have received cash  distributions  through March 31,
      2006  totaling   $13,568,364  or  147.95%  of  Limited  Partners'  capital
      contributions.

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

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  May 12, 2006                 By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  May 12, 2006                 By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

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