Form 10-K
period 2006-12-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP II A; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-E; GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-G; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-H
filed 2007-04-16
CIK 824894, 826345, 833054, 833526, 842881, 850506, 851724, 854062

FORM 10-K
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

      Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

            Yes         No     X
                  -----       -----

      Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

            Yes         No     X
                  -----       -----

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

            X     Disclosure is not contained herein
         -----
                  Disclosure is contained herein
         -----

      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act (check one):

            -----  Large accelerated filer

            -----  Accelerated filer

              X    Non-accelerated filer
            -----


      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

            Yes         No     X
                  -----       -----

      The Depositary Units are not publicly traded; therefore, Registrant cannot compute the aggregate market value of the voting units held by non-affiliates of the Registrant.


                  DOCUMENTS INCORPORATED BY REFERENCE:  None

                                   FORM 10-K
                               TABLE OF CONTENTS



PART I.......................................................................4
      ITEM 1.     BUSINESS...................................................4
      ITEM 1A.    RISK FACTORS...............................................9
      ITEM 1B.    UNRESOLVED STAFF COMMENTS.................................16
      ITEM 2.     PROPERTIES................................................16
      ITEM 3.     LEGAL PROCEEDINGS.........................................37
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE
                  OF LIMITED PARTNERS.......................................38

PART II.....................................................................38
      ITEM 5.     MARKET FOR UNITS, RELATED LIMITED PARTNER MATTERS,
                  AND ISSUER PURCHASES OF UNITS.............................38
      ITEM 6.     SELECTED FINANCIAL DATA...................................41
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................51
      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  MARKET RISK...............................................86
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............87
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................87
      ITEM 9A.    CONTROLS AND PROCEDURES...................................87
      ITEM 9B.    OTHER INFORMATION.........................................88


PART III....................................................................88
      ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS OF THE GENERAL PARTNER,
                  AND CORPORATE GOVERNANCE..................................88
      ITEM 11.    EXECUTIVE COMPENSATION....................................90
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT....................................100
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                  AND DIRECTOR INDEPENDENCE................................102
      ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES...................104

PART IV....................................................................105
      ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES...............105
      SIGNATURES...........................................................128

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

                                               Date of
                        Partnership           Activation
                        -----------       ------------------

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

      The General Partner currently serves as general partner of 26 limited partnerships including the Partnerships, and is a wholly-owned subsidiary of Samson Investment Company. Samson

Investment Company and its various corporate subsidiaries, including the General Partner (collectively "Samson"), are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 2006, Samson owned interests in approximately 12,000 oil and gas wells located in 19 states of the United States, Alberta Canada and the United Kingdom North Sea. At December 31, 2006, Samson operated approximately 4,000 oil and gas wells located in 15 states of the United States and Alberta Canada.

      Until liquidation (See "Partnership Termination" below), the Partnerships are engaged in the business of owning interests in producing oil and gas properties located in the continental United States. The Partnerships may also engage to a limited extent in development drilling on producing oil and gas properties as required for the prudent management of the Partnerships.

      As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and Samson. As of February 15, 2007, Samson employed approximately 1,200 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item
10. Directors and Executive Officers of the General Partner and Corporate Governance."

      The General Partner's and the Partnerships' principal place of business is located at Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103, and their telephone number is (918) 583-1791, or (888) 436-3963 [(888) GEODYNE].


      Partnership Termination

      Pursuant to the terms of the partnership agreements for the Partnerships (the "Partnership Agreements") the Partnerships would have terminated on December 31, 2001. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their third two-year extension thereby extending their termination date to December 31, 2007. On February 5, 2007, the General Partner mailed a notice to the limited partners announcing that the Partnerships will terminate at the end of their current term, December 31, 2007. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information regarding the termination and liquidation of the Partnerships.

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


      Principal Products Produced and Services Rendered

      The Partnerships' sole business is the production of, and related incidental development of, oil and gas. The Partnerships do not refine or otherwise process crude oil and condensate. The Partnerships do not hold any patents, trademarks, licenses, or concessions and are not a party to any government contracts. The Partnerships have no backlog of orders and do not participate in research and development activities. The Partnerships are not presently encountering shortages of oilfield tubular goods, compressors, production material, or other equipment. However, substantial increases in the global price of steel as well as increases in the prices for oil and gas supplies and services will further increase the costs of any future workover, recompletion or drilling activities conducted by the Partnerships.


      Competition and Marketing

      The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas produced from the Partnerships' oil and gas properties. During the past year, the sale of oil and gas properties has also generated significant revenues for the Partnerships. The level of net revenues is highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. The level of net revenues is also highly dependent upon the prices received for oil and gas sales, which prices have historically been very volatile and may continue to be so. Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

      *  Worldwide and domestic supplies of oil and natural gas;
      * The ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree upon and maintain oil prices and production quotas;
      * Political instability or armed conflict in oil-producing regions or around major shipping areas;

      *  The level of consumer demand and overall economic activity;
      *  The competitiveness of alternative fuels;
      *  Weather conditions and the impact of weather-related events;
      *  The availability and proximity of pipelines for transportation;
      *  Domestic and foreign government regulations and taxes;
      *  Market expectations; and
      * The effect of worldwide energy conservation.

      It is not possible to predict the future direction of oil or natural gas prices. Operating costs, including General and Administrative Expenses, may not decline over time, may increase, or may experience only a gradual decline, thus adversely affecting net revenues as either production or oil and natural gas prices decline. In any particular period, net revenues may also be affected by either the receipt of proceeds from property sales or the incursion of additional costs as a result of well workovers, recompletions, new well drilling, and other events.

      As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," the Partnerships will terminate on December 31, 2007. The volumes, pricing, and expense factors discussed above may also impact the price the Partnerships receive for their oil and gas properties in connection with the liquidation of the Partnerships' assets.


      Significant Customers

      The following customers accounted for ten percent or more of the Partnerships' oil and gas sales during the year ended December 31, 2006:

Partnership                   Purchaser                         Percentage
-----------      --------------------------------------         ----------

   II-A          BP America Production Company                      15.9%

   II-B          Citation Oil & Gas Corp. ("Citation")              16.4%

   II-C          Citation                                           13.6%

   II-D          Vintage Petroleum, Inc.                            10.6%

   II-E          Atlas Pipeline Mid-Continent LLC                   12.9%

   II-F          Duke Energy Field Services, Inc. ("Duke")          10.9%

   II-G          Duke                                               11.1%

   II-H          Duke                                               11.4%

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

      Regulation of the Environment -- The Partnerships' operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of environmental, biological, cultural and aesthetic resources. Compliance with such laws and regulations, together with any penalties resulting from noncompliance, may increase the cost of the Partnerships' operations or may affect the
Partnerships' ability to timely complete existing or future activities. Management anticipates that various local, state, and federal environmental control agencies will have an increasing impact on oil and gas operations.


      Insurance Coverage

      The Partnerships are subject to all of the risks inherent in the exploration for and production of oil and gas including blowouts, pollution, fires, and other casualties. The Partnerships maintain insurance coverage as is customary for entities of a similar size engaged in operations similar to that of the Partnerships, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. For example, many types of pollution and contamination can exist, undiscovered, for long periods of time and can result in substantial environmental liabilities which are not insured. The occurrence of an event which is not fully covered by insurance could have a material adverse effect on the Partnerships' financial condition and results of operations.



ITEM 1A.    RISK FACTORS

      The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere from time to time. Such factors, among others, may have a material adverse effect upon the Partnerships' business, financial condition, and results of operations.

      The following discussion of risk factors should be read in conjunction with the combined financial statements and related notes included herein. Because of these and other factors, past financial performance should not be considered an indication of future performance.


      Termination of Partnerships in 2007
      -----------------------------------

      The Partnerships will terminate on December 31, 2007. Upon termination, we will sell the Partnerships' properties. There is no assurance that the market for the Partnerships' properties will be favorable at that time. The market for oil and gas properties is highly dependent on current and anticipated future prices for oil and gas. These prices fluctuate due to a number of uncontrollable factors as described in the following paragraph. A decrease in oil and gas prices and/or anticipated future oil and gas prices would probably depress the market for oil and gas properties and result in lowered sales proceeds to the Partnerships.


      Oil and Natural Gas Prices Fluctuate Due to a Number of
      -------------------------------------------------------
      Uncontrollable Factors, and Any Decline Will Adversely
      ------------------------------------------------------
      Affect the Partnerships' Financial Condition.
      ---------------------------------------------

      The Partnerships' results of operations depend upon the prices they receive for their oil and natural gas as well as the sales of oil and gas properties pursuant to the liquidation plan described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." We sell most of the Partnerships' oil and natural gas liquids at current market prices rather than through fixed-price contracts. Historically, the markets for oil and natural gas have been volatile and are likely to remain so. The prices we receive depend upon factors beyond our control, including:

         *  Worldwide and domestic supplies of oil and natural gas;
         * The ability of the members of OPEC to agree upon and maintain oil prices and production quotas;
         * Political instability or armed conflict in oil-producing regions or around major shipping areas;
         *  The level of consumer demand and overall economic activity;
         *  The competitiveness of alternative fuels;
         *  Weather conditions and the impact of weather-related events;
         *  The availability and proximity of pipelines for transportation;
         *  Domestic and foreign government regulations and taxes;
         *  Market expectations; and
         *  The effect of worldwide energy conservation.

      Government regulations, such as regulation of natural gas transportation and price controls, can affect product prices. These external factors and the volatile nature of the energy markets make it difficult to reliably estimate future prices of oil and natural gas.

      Any decline in oil and natural gas prices adversely affects the Partnerships' financial condition. If the oil and gas industry experiences significant price declines, the Partnerships may not be able to maintain their current level of cash distributions. See "Item 1. Business-Competition and Marketing" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Furthermore, significant price declines will negatively affect the ultimate cash received upon the sale of oil and gas properties in liquidation of the Partnerships.


      Reserve Estimates Depend on Many Assumptions That May Turn
      ----------------------------------------------------------
      Out to be Inaccurate.  Any Material Inaccuracies in the
      -------------------------------------------------------
      Partnerships' Reserve Estimates or Underlying Assumptions
      ---------------------------------------------------------
      Could Cause the Quantities and Net Present Value of Their
      ---------------------------------------------------------
      Reserves to be Overstated.
      --------------------------

      Estimating quantities of proved oil and natural gas reserves is a complex process. It requires interpretations of available technical data and various assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions or changes of condition could cause the quantities and net present value of the Partnerships' reserves to be overstated.

      To prepare estimates of economically recoverable oil and natural gas reserves and future net cash flows, we analyze many variable factors, such as historical production from the area compared with production rates from other producing areas. We also analyze available geological, geophysical, production and engineering data, and the extent, quality and reliability of this data can vary. The process also involves economic assumptions relating to commodity prices, production costs, severance and excise taxes, capital expenditures and workover and remedial costs. Actual results most likely will vary from our estimates. Any significant variance could reduce the estimated quantities and present value of reserves shown in this annual report.

      You should not assume that the present value of future net cash flows from the Partnerships' proved reserves shown in this Annual Report is the current market value of their estimated oil and natural gas reserves. In accordance with Securities and Exchange Commission requirements, the Partnerships base the estimated discounted future net cash flows from their proved reserves on prices and costs on the date of the estimate. Actual current and future prices and costs may differ materially from those used in the earlier net present value estimate, and as a result, net present value estimates using current prices and costs may be significantly less than the earlier estimate which is provided in this annual report. See "Item 2. Properties-Proved Reserves and Net Present Value."

      We have included in Note 7 to the financial statements included in this Annual Report on Form 10-K unaudited combined balance sheets for the Partnerships which are prepared on a liquidation basis, rather than a going concern basis, due to the Partnerships' termination on December 31, 2007. While these balance sheets are prepared with the intent of showing fair value, they are also based on estimates regarding future net cash flows until the properties are sold as well as the prices which may be received for the properties through the liquidation process. Actual current and future prices and costs as well as the prices buyers are willing to pay at the time the properties are sold may differ materially from the estimates used in the preparation of the unaudited liquidation basis combined balance sheets.


      Drilling Oil and Natural Gas Wells is a High-Risk Activity
      ----------------------------------------------------------
      and Subjects Us to a Variety of Factors That We Cannot
      ------------------------------------------------------
      Control.
      --------

      Drilling oil and natural gas wells, including development wells, involves numerous risks, including the risk that the Partnerships may not encounter commercially productive oil and natural gas reservoirs. While the Partnerships do not expend a significant portion of their capital on drilling activities, to the extent they do drill wells this can be a significant risk factor to them. They may not recover all or any portion of their investment in new wells. The presence of unanticipated pressures or irregularities in formations, miscalculations or accidents may cause their drilling activities to be unsuccessful and result in a total loss of investment. Further, drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

         *  Unexpected drilling conditions;
         *  Title problems;
         *  Restricted access to land for drilling or laying pipeline;
         *  Pressure or irregularities in formations;
         *  Equipment failure or accidents;
         *  Adverse weather conditions; and
         * Costs of, or shortages or delays in the availability of, drilling rigs, tubular materials and equipment.

      The Marketability of the Partnerships' Production is
      ----------------------------------------------------
      Dependent upon Transportation and Processing Facilities Over
      ------------------------------------------------------------
      Which We Have No Control.
      -------------------------

      The marketability of the Partnerships' production depends in part upon the availability, proximity and capacity of pipelines, natural gas gathering systems and processing facilities. Any significant change in market factors affecting these infrastructure facilities could harm their business. The Partnerships deliver oil and natural gas through gathering systems and pipelines that they do not own. These facilities may be temporarily unavailable due to market conditions or mechanical reasons, or may not be available to us in the future.


      Reliance on Third Party Operators
      ---------------------------------

      A substantial portion of the Partnerships' properties are operated by third parties. The Partnerships have little, if any, control over the operational decisions and costs associated with these properties. In addition, the Partnerships are totally reliant on the third party operators' internal controls associated with the operators' accounting for revenues and expenses.


      No Market for Units
      -------------------

      The Partnerships' Units are not listed on any exchange or national market system, and there is no established public trading market for them. Secondary market activity for the Units has been limited and varies among the Partnerships. The General Partner's annual repurchase offer was terminated on March 9, 2007 in anticipation of the Partnership's termination at December 31, 2007. Therefore, you may only sell your Units via (i) occasional "4.9% tender offers" which are made for the Units and (ii) transfers facilitated by secondary trading firms and matching services. To ensure that the proper parties receive their share of the Partnerships' liquidation proceeds, the General Partner will not accept, process, or recognize any transfers of Units (with the exception of certain transactions between related persons) for which completed transfer documentation is not mailed to the General Partner with a postmark on or before June 30, 2007. Accordingly, there will be no market for the Partnerships' Units after June 30, 2007. See "Item 5. Market for Units and Related Limited Partner Matters."

      The Partnerships are Subject to Complex Federal, State and
      ----------------------------------------------------------
      Local Laws and Regulations that Could Adversely Affect Their
      ------------------------------------------------------------
      Business
      --------

      Extensive federal, state and local regulation of the oil and gas industry significantly affects the Partnerships' operations. In particular, they are subject to stringent environmental regulations. These regulations increase the costs of planning, designing, drilling, installing, operating and abandoning oil and natural gas wells and other related facilities. These regulations may become more demanding in the future. Matters subject to regulation include:

         *  Discharge permits for drilling operations;
         *  Drilling bonds;
         *  Spacing of wells;
         *  Unitization and pooling of properties;
         *  Environmental protection;
         *  Reports concerning operations; and
         *  Taxation.

      Under these laws and regulations, the Partnerships could be liable for:

         *  Personal injuries;
         *  Property damage;
         *  Oil spills;
         *  Discharge of hazardous materials;
         *  Reclamation costs;
         *  Remediation and clean-up costs; and
         *  Other environmental damages.

      While the Partnerships maintain insurance coverage customary for companies similar to their size and operations, losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. See "Item 1. Business."

      Conflicts of Interest
      ---------------------

      Direct and indirect conflicts of interests exist among the Partnerships and among a Partnership and the General Partner and its affiliates. The General Partner and its affiliates engage in many aspects of the oil and gas business, including acting as a general partner of a number of affiliated oil and gas limited partnerships. The General Partner and its affiliates may engage in transactions with a Partnership, and Partnerships will frequently engage in transactions with other oil and gas limited partnerships. These conflicts could relate to the sale of oil and gas properties in the normal course of business as well as in the liquidation process. See "Item 13. Certain Relationships and Related Transactions and Director Independence."


      Payments to the General Partner
      -------------------------------

      The General Partner receives reimbursements for General and Administrative Expenses. The General Partner also receives a share of Partnership cash distributions. See "Item 11. Executive Compensation" and "Item 8. Financial Statements and Supplementary Data."


      Financial Capability of General Partner
      ---------------------------------------

      The General Partner has limited financial resources. Contingencies may arise which will require funding beyond its financial resources. Even if such financial resources are available, the General Partner is not required to lend money or to fund any financial obligations of the Partnerships.


      Liability and Indemnification of General Partner and Related
      ------------------------------------------------------------
      Parties
      -------

      Although the General Partner generally will be liable for the obligations of the Partnerships, the Partnership Agreements provide that the claims of third parties will be initially satisfied from Partnership assets. The Partnership Agreements also provide, subject to certain conditions, that the Partnerships will reimburse (i.e. "indemnify") the General Partner and its affiliates for certain costs, claims and expenses.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

      None.


ITEM 2.     PROPERTIES

      Well Statistics

      The following table sets forth the number of productive wells of the Partnerships as of December 31, 2006.

                         Well Statistics(1)
                       As of December 31, 2006

        Number of Gross Wells(2)     Number of Net Wells(3)
        ------------------------     ----------------------
        P/ship  Total  Oil  Gas        Total   Oil    Gas
        ------  -----  ---  ---        -----  -----  -----
         II-A    996   741  255        41.66  25.44  16.22
         II-B    201    89  112        24.30  12.62  11.68
         II-C    281   104  177         9.04   2.58   6.46
         II-D    206    71  135        22.17   2.05  20.12
         II-E    793   548  245         8.72   1.62   7.10
         II-F    834   578  256        11.19   2.69   8.50
         II-G    834   578  256        24.07   5.68  18.39
         II-H    834   578  256         5.86   1.34   4.52

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


      Drilling Activities

      During the year ended December 31, 2006, the Partnerships directly or indirectly participated in the drilling activities described below.

II-A PARTNERSHIP
---------------
                                          WORKING   REVENUE
WELL NAME                COUNTY      ST.  INTEREST  INTEREST  TYPE   STATUS
---------                ------      ---  --------  --------  ----   ------
Bateman 28 #2            Culberson   TX      -      0.00562   Gas    Shut-in
Belt Properties #1-8     Pittsburg   OK      -      0.00910   Gas    Producing
Belt Properties #3-8     Pittsburg   OK      -      0.00380   Gas    In Progress
Baughn #2-18             Stephens    OK      -      0.00005   Gas    Producing
Baughn #4-18             Stephens    OK      -      0.00005   Gas    Producing
Carolyn Jo #1-25         Grady       OK      -      0.00257   Gas    In Progress
Geuin #2-8H              Pittsburg   OK      -      0.00380   Gas    Producing
Green #2-18              Stephens    OK      -      0.00005   Gas    Producing
Schrock #5-9             Custer      OK      -      0.02144   Gas    Producing
Shurley RR 1C #1         Sutton      TX      -      0.00159   Gas    Producing
Shurley RR 1C-2          Sutton      TX      -      0.00159   Gas    Producing
Sparks #3-11             Latimer     OK      -      0.02642   Gas    Producing



II-B PARTNERSHIP
---------------
                                          WORKING   REVENUE
WELL NAME                COUNTY      ST.  INTEREST  INTEREST  TYPE   STATUS
---------                ------      ---  --------  --------  ----   ------
Bateman 28 #2            Culberson   TX      -      0.00786   Gas    Shut-in
Shurley RR 1C #1         Sutton      TX      -      0.00260   GAS    Producing
Shurley RR 1C-2          Sutton      TX      -      0.00260   GAS    Producing

II-C PARTNERSHIP
---------------
                                          WORKING   REVENUE
WELL NAME                COUNTY      ST.  INTEREST  INTEREST  TYPE   STATUS
---------                ------      ---  --------  --------  ----   ------
Bateman 28 #2            Culberson   TX      -      0.00337   Gas    Shut-in
Haley #4-31              Beckham     OK      -      0.00837   Gas    Producing
Haley #5-31              Beckham     OK      -      0.00837   Gas    Producing
Janet Federal #7-34      Sweetwater  WY      -      0.00037   Gas    Producing
Mansfield #1-5           Canadian    OK      -      0.00083   Gas    Producing
Peanut Ray #16-4-HLID    Richland    MT      -      0.00009   Gas    Producing
Rocky-Rosemary 29-14-H   Richland    MT      -      0.00133   Gas    Producing
Shurley RR 1C #1         Sutton      TX      -      0.00112   Gas    Producing
Shurley RR 1C-2          Sutton      TX      -      0.00112   Gas    Producing
Viper #1-2               Stephens    OK      -      0.00767   Gas    Producing



II-D PARTNERSHIP
---------------
                                          WORKING   REVENUE
WELL NAME                COUNTY      ST.  INTEREST  INTEREST  TYPE   STATUS
---------                ------      ---  --------  --------  ----   ------
Bateman 28 #2            Culberson   TX      -      0.01184   Gas    Shut-in
Haley #4-31              Beckham     OK      -      0.00982   Gas    Producing
Haley #5-31              Beckham     OK      -      0.00982   Gas    Producing
Janet Federal #7-34      Sweetwater  WY      -      0.00385   Gas    Producing
Mansfield #1-5           Canadian    OK      -      0.00096   Gas    Producing
Peanut Ray #16-4-HLID    Richland    MT      -      0.00098   Gas    Producing
Rocky-Rosemary 29-14-H   Richland    MT      -      0.01398   Gas    Producing
Viper #1-2               Stephens    OK      -      0.00880   Gas    Producing

II-E PARTNERSHIP
---------------
                                          WORKING   REVENUE
WELL NAME                COUNTY      ST.  INTEREST  INTEREST  TYPE   STATUS
---------                ------      ---  --------  --------  ----   ------
Bateman 28 #2            Culberson   TX      -      0.02404   Gas    Shut-in
Bennett A #1             Yoakum      TX      -      0.00026   Oil    Producing
Cochran #1               Pecos       TX      -      0.00052   Gas    Producing
Daberry #8-1             Wheeler     TX      -      0.00110   Gas    Producing
Hester 12-4              Lea         NM      -      0.00038   Oil    Producing
Hester #12-5             Lea         NM      -      0.00038   Gas    In Progress
Hester 12 6              Lea         NM      -      0.00038   Oil    Shut-in
Hoyt #1C (DK)            Rio Arriba  NM      -      0.00006   Gas    In Progress
Hoyt #1C (MV)            Rio Arriba  NM      -      0.00018   Gas    Shut-in
Jenny #1C                Rio Arriba  NM      -      0.00056   Gas    Producing
Jicarilla B #1B          Rio Arriba  NM      -      0.00008   Gas    Producing
Marshall #1              Howard      TX      -      0.00415   Gas    Shut-in
Miers W A #19            Sutton      TX      -      0.00013   Gas    Producing
Pettitfils J.D. A #12    Mitchell    TX      -      0.00173   Oil    In Progress
Simpson Canyon #2027     Crockett    TX      -      0.00184   Oil    Producing
Simpson Canyon #3044     Crockett    TX      -      0.00415   Oil    Producing
Smith 18 #1              Lynn        TX      -      0.00104   Gas    Dryhole
Southland Royalty D #4   Andrews     TX    0.00415  0.00415   Oil    Producing
Tafoya #35-5             San Juan    NM      -      0.00107   Gas    Producing
Wilson A #3              Roger Mills OK    0.00009  0.00009   Gas    Producing

II-F PARTNERSHIP
---------------
                                          WORKING   REVENUE
WELL NAME                COUNTY      ST.  INTEREST  INTEREST  TYPE   STATUS
---------                ------      ---  --------  --------  ----   ------
Bennett A #1             Yoakum      TX      -      0.00063   Oil    Producing
Cochran #1               Pecos       TX      -      0.00127   Gas    Producing
Daberry #8-1             Wheeler     TX      -      0.00269   Gas    Producing
Hester 12-4              Lea         NM      -      0.00094   Oil    Producing
Hester #12-5             Lea         NM      -      0.00094   Gas    In Progress
Hester 12 6              Lea         NM      -      0.00094   Oil    Shut-in
Hoyt #1C (DK)            Rio Arriba  NM      -      0.00002   Gas    In Progress
Hoyt #1C (MV)            Rio Arriba  NM      -      0.00007   Gas    Shut-in
Jenny #1C                Rio Arriba  NM      -      0.00022   Gas    Producing
Jicarilla B #1B          Rio Arriba  NM      -      0.00003   Gas    Producing
Marshall #1              Howard      TX      -      0.01014   Gas    Shut-in
Miers W A #19            Sutton      TX      -      0.00032   Gas    Producing
Oliver #1                McClain     OK      -      0.00184   Oil    Producing
Pettitfils J.D. A #12    Mitchell    TX      -      0.00423   Oil    In Progress
Simpson Canyon #2027     Crockett    TX      -      0.00451   Oil    Producing
Simpson Canyon #3044     Crockett    TX      -      0.01014   Oil    Producing
Smith 18 #1              Lynn        TX      -      0.00254   Gas    Dryhole
Southland Royalty D #4   Andrews     TX    0.01014  0.01014   Oil    Producing
Tafoya #35-5             San Juan    NM      -      0.00042   Gas    Producing
Wilson A #3              Roger Mills OK    0.00021  0.00021   Gas    Producing

II-G PARTNERSHIP
---------------
                                          WORKING   REVENUE
WELL NAME                COUNTY      ST.  INTEREST  INTEREST  TYPE   STATUS
---------                ------      ---  --------  --------  ----   ------
Bennett A #1             Yoakum      TX      -       0.00133  Oil    Producing
Cochran #1               Pecos       TX      -       0.00265  Gas    Producing
Daberry #8-1             Wheeler     TX      -       0.00562  Gas    Producing
Hester 12-4              Lea         NM      -       0.00197  Oil    Producing
Hester #12-5             Lea         NM      -       0.00197  Gas    In Progress
Hester 12 6              Lea         NM      -       0.00197  Oil    Shut-in
Hoyt #1C (DK)            Rio Arriba  NM      -       0.00007  Gas    In Progress
Hoyt #1C (MV)            Rio Arriba  NM      -       0.00023  Gas    Shut-in
Jenny #1C                Rio Arriba  NM      -       0.00073  Gas    Producing
Jicarilla B #1B          Rio Arriba  NM      -       0.00010  Gas    Producing
Marshall #1              Howard      TX      -       0.02121  Gas    Shut-in
Miers W A #19            Sutton      TX      -       0.00068  Gas    Producing
Oliver #1                McClain     OK      -       0.00416  Oil    Producing
Pettitfils J.D. A #12    Mitchell    TX      -       0.00884  Oil    In Progress
Simpson Canyon #2027     Crockett    TX      -       0.00942  Oil    Producing
Simpson Canyon #3044     Crockett    TX      -       0.02121  Oil    Producing
Smith 18 #1              Lynn        TX      -       0.00530  Gas    Dryhole
Southland Royalty D #4   Andrews     TX   0.02121    0.02121  Oil    Producing
Tafoya #35-5             San Juan    NM      -       0.00139  Gas    Producing
Wilson A #3              Roger Mills OK   0.00043    0.00043  Gas    Producing

II-H PARTNERSHIP
---------------
                                          WORKING   REVENUE
WELL NAME                COUNTY      ST.  INTEREST  INTEREST  TYPE   STATUS
---------                ------      ---  --------  --------  ----   ------
Bennett A #1             Yoakum      TX      -      0.00031   Oil    Producing
Cochran #1               Pecos       TX      -      0.00061   Gas    Producing
Daberry #8-1             Wheeler     TX      -      0.00130   Gas    Producing
Hester 12-4              Lea         NM      -      0.00045   Oil    Producing
Hester #12-5             Lea         NM      -      0.00045   Gas    In Progress
Hester 12 6              Lea         NM      -      0.00045   Oil    Shut-in
Hoyt #1C (DK)            Rio Arriba  NM      -      0.00003   Gas    In Progress
Hoyt #1C (MV)            Rio Arriba  NM      -      0.00009   Gas    Shut-in
Jenny #1C                Rio Arriba  NM      -      0.00029   Gas    Producing
Jicarilla B #1B          Rio Arriba  NM      -      0.00004   Gas    Producing
Marshall #1              Howard      TX      -      0.00491   Gas    Shut-in
Miers W A #19            Sutton      TX      -      0.00016   Gas    Producing
Oliver #1                McClain     OK      -      0.00110   Oil    Producing
Pettitfils J.D. A #12    Mitchell    TX      -      0.00204   Oil    In Progress
Simpson Canyon #2027     Crockett    TX      -      0.00218   Oil    Producing
Simpson Canyon #3044     Crockett    TX      -      0.00491   Oil    Producing
Smith 18 #1              Lynn        TX      -      0.00123   Gas    Dryhole
Southland Royalty D #4   Andrews     TX   0.00491   0.00491   Oil    Producing
Tafoya #35-5             San Juan    NM      -      0.00055   Gas    Producing
Wilson A #3              Roger Mills OK   0.00010   0.00010   Gas    Producing





                  [Remainder of Page Intentionally Left Blank]

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

                              Net Production Data

                               II-A Partnership
                               ----------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2006           2005(1)        2004(1)
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           37,392         39,917         46,952
   Gas (Mcf)                           521,593        579,253        572,607

Oil and gas sales:
   Oil                              $2,362,844     $2,152,712     $1,746,917
   Gas                               3,381,948      4,185,234      3,103,144
                                     ---------      ---------      ---------
     Total                          $5,744,792     $6,337,946     $4,850,061
                                     =========      =========      =========
Total direct operating
   expenses                         $1,403,073     $1,369,249     $1,218,577
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         24.4%          21.6%          25.1%

Average sales price:
   Per barrel of oil                    $63.19         $53.93         $37.21
   Per Mcf of gas                         6.48           7.23           5.42

Direct operating expenses per
   equivalent Bbl of oil                $11.29         $10.03         $ 8.56

(1) These amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations. See Item 7 for more information about these discontinued operations.

                              Net Production Data

                               II-B Partnership
                               ----------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2006           2005(1)        2004(1)
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           26,629         30,421         32,490
   Gas (Mcf)                           464,235        489,345        511,944

Oil and gas sales:
   Oil                              $1,711,719     $1,639,354     $1,263,451
   Gas                               2,895,111      3,426,412      2,612,190
                                     ---------      ---------      ---------
     Total                          $4,606,830     $5,065,766     $3,875,641
                                     =========      =========      =========
Total direct operating
   expenses                         $1,324,302     $1,116,478     $  972,752
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         28.7%          22.0%          25.1%

Average sales price:
   Per barrel of oil                    $64.28         $53.89         $38.89
   Per Mcf of gas                         6.24           7.00           5.10

Direct operating expenses per
   equivalent Bbl of oil                $12.73          $9.97         $ 8.26

(1) These amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations. See Item 7 for more information about these discontinued operations.

                               Net Production Data

                                II-C Partnership
                                ----------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2006           2005(1)        2004(1)
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           12,078         14,075         14,712
   Gas (Mcf)                           277,010        310,311        290,665

Oil and gas sales:
   Oil                              $  773,796     $  756,533     $  573,692
   Gas                               1,722,216      2,164,810      1,470,413
                                     ---------      ---------      ---------
     Total                          $2,496,012     $2,921,343     $2,044,105
                                     =========      =========      =========
Total direct operating
   expenses                         $  662,888     $  581,032     $  499,136
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         26.6%          19.9%          24.4%

Average sales price:
   Per barrel of oil                    $64.07         $53.75         $38.99
   Per Mcf of gas                         6.22           6.98           5.06

Direct operating expenses per
   equivalent Bbl of oil                $11.38         $ 8.83         $ 7.90

(1) These amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations. See Item 7 for more information about these discontinued operations.

                              Net Production Data

                               II-D Partnership
                               ----------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2006           2005(1)        2004(1)
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           14,674         15,976         18,587
   Gas (Mcf)                           630,550        722,142        645,031

Oil and gas sales:
   Oil                              $  875,017     $  812,260     $  718,264
   Gas                               3,816,436      5,146,998      3,299,228
                                     ---------      ---------      ---------
     Total                          $4,691,453     $5,959,258     $4,017,492
                                     =========      =========      =========
Total direct operating
   expenses                         $1,109,260     $1,097,388     $  977,515
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         23.6%          18.4%          24.3%

Average sales price:
   Per barrel of oil                    $59.63         $50.84         $38.64
   Per Mcf of gas                         6.05           7.13           5.11

Direct operating expenses per
   equivalent Bbl of oil                 $9.26         $ 8.05         $ 7.75

(1) These amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations. See Item 7 for more information about these discontinued operations.

                              Net Production Data

                               II-E Partnership
                               ----------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2006           2005(1)        2004(1)
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                            4,592          4,507          4,519
   Gas (Mcf)                           334,024        349,889        343,209

Oil and gas sales:
   Oil                              $  286,603     $  238,623     $  169,989
   Gas                               2,019,105      2,551,195      1,789,882
                                     ---------      ---------      ---------
     Total                          $2,305,708     $2,789,818     $1,959,871
                                     =========      =========      =========
Total direct operating
   expenses                         $  697,023     $  517,860     $  471,599
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         30.2%          18.6%          24.1%

Average sales price:
   Per barrel of oil                    $62.41         $52.94         $37.62
   Per Mcf of gas                         6.04           7.29           5.22

Direct operating expenses per
   equivalent Bbl of oil                $11.57         $ 8.24         $ 7.64

(1) These amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations. See Item 7 for more information about these discontinued operations.

                              Net Production Data

                               II-F Partnership
                               ----------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2006           2005(1)        2004(1)
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                            3,349          3,222          2,938
   Gas (Mcf)                           221,303        226,924        268,980

Oil and gas sales:
   Oil                              $  202,585     $  169,339     $  107,070
   Gas                               1,340,936      1,597,075      1,319,069
                                     ---------      ---------      ---------
     Total                          $1,543,521     $1,766,414     $1,426,139
                                     =========      =========      =========
Total direct operating
   expenses                         $  380,933     $  308,192     $  264,205
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         24.7%          17.4%          18.5%

Average sales price:
   Per barrel of oil                    $60.49         $52.56         $36.44
   Per Mcf of gas                         6.06           7.04           4.90

Direct operating expenses per
   equivalent Bbl of oil                $ 9.47         $ 7.51         $ 5.53

(1) These amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations. See Item 7 for more information about these discontinued operations.

                              Net Production Data

                               II-G Partnership
                               ----------------

                                              Year Ended December 31,
                                    ----------------------------------------
                                       2006           2005(1)        2004(1)
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                            7,078          6,850          6,219
   Gas (Mcf)                           478,646        484,309        576,725

Oil and gas sales:
   Oil                              $  428,657     $  360,303     $  226,811
   Gas                               2,897,126      3,435,271      2,841,472
                                     ---------      ---------      ---------
     Total                          $3,325,783     $3,795,574     $3,068,283
                                     =========      =========      =========
Total direct operating
   expenses                         $  822,154     $  662,840     $  563,966
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         24.7%          17.5%          18.4%

Average sales price:
   Per barrel of oil                    $60.56         $52.60         $36.47
   Per Mcf of gas                         6.05           7.09           4.93

Direct operating expenses per
   equivalent Bbl of oil                $ 9.47         $ 7.57         $ 5.51

(1) These amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations. See Item 7 for more information about these discontinued operations.

                              Net Production Data

                               II-H Partnership
                               ----------------

                                            Year Ended December 31,
                                    ---------------------------------------
                                       2006          2005(1)        2004(1)
                                    ---------      ----------     ---------
Production:
   Oil (Bbls)                           1,644          1,590         1,473
   Gas (Mcf)                          116,535        118,414       140,415

Oil and gas sales:
   Oil                               $ 99,652       $ 83,510      $ 53,794
   Gas                                708,438        838,846       694,443
                                      -------        -------       -------
     Total                           $808,090       $922,356      $748,237
                                      =======        =======       =======
Total direct operating
   expenses                          $199,871       $164,155      $140,879
                                      =======        =======       =======

Direct operating expenses
   as a percentage of oil
   and gas sales                        24.7%          17.8%         18.8%

Average sales price:
   Per barrel of oil                   $60.62         $52.52        $36.52
   Per Mcf of gas                        6.08           7.08          4.95

Direct operating expenses per
   equivalent Bbl of oil               $ 9.49         $ 7.70        $ 5.66

(1) These amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations. See Item 7 for more information about these discontinued operations.

      Proved Reserves and Net Present Value

      The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 2006. The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). When preparing such reserves, the General Partner follows the SEC's definition regarding oil and gas reserves, which was first published in 1978. The General Partner books proved oil and gas reserves which geological and engineering data show with reasonable certainty to be recovered in the future from known reserves under existing economic and operating conditions. Probable reserves are not booked.

      The General Partner combines many methods of reserve estimation in order to obtain the most accurate forecast, including both volumetric and analogy methods. Many levels of review occur during this process. First, the engineers review their respective wells, then the operations manager and division vice presidents review the updated forecasts, and finally the executive vice president of engineering reviews approximately the top 85% (or more) wells by value. All engineers reviewing the data have completed their engineering degrees and/or are licensed petroleum engineers. In addition, reserve information for the top 80% of each Partnership's reserve base (based on volumes) has been reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. Ryder Scott has stated to the General Partner their opinion that (i) the estimates of reserves for the properties which they reviewed were prepared in accordance with generally accepted procedures for the estimation of reserves, (ii) they found no bias in the utilization and analysis of data, and
(iii) the cash flow projections provided by Samson of gross and net reserves and associated revenues and costs based on constant pricing in general appear reasonable.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices at December 31, 2006. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. While oil prices remained relatively constant as of December 31, 2006 and 2005 ($60.85 and $61.06 per barrel, respectively), gas prices were substantially lower as of December 31, 2006 ($5.64 per Mcf) than December 31, 2005 ($10.08 per Mcf). This decrease in gas prices caused the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves, at December 31, 2006 to be lower than the previous estimates and values at December 31, 2005. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 2006. In fact, subsequent to December 31, 2006 gas prices increased significantly and then declined. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at December 31, 2006 will actually be realized for such production.

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

      The reserves table below reflects reserves as either discontinued operations or continuing operations. The discontinued operations reserves consist of all the properties classified as assets held for sale as of December 31, 2006. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information about these discontinued operations.



                     Proved Reserves and Net Present Values
                              From Proved Reserves
                           As of December 31, 2006(1)


                                            Oil and      Net Present Value
                                 Gas        Liquids      (discounted at)
                                (Mcf)       (Bbls)        10% per annum
                              ---------     --------     -----------------

II-A Partnership:
----------------
Discontinued Operations         517,819      243,959        $ 4,861,359
Continuing Operations         5,352,033      371,443         18,500,387

II-B Partnership:
----------------
Discontinued Operations          54,166      115,230        $ 1,994,039
Continuing Operations         4,299,966      342,079         15,110,397


II-C Partnership:
----------------
Discontinued Operations          34,962        6,123        $   205,057
Continuing Operations         3,184,966      154,583          9,874,788


II-D Partnership:
----------------
Discontinued Operations         421,255       65,924        $ 1,574,906
Continuing Operations         7,841,673       89,927         19,387,584


II-E Partnership:
----------------
Discontinued Operations         516,051       76,780        $ 2,405,121
Continuing Operations         3,607,006       34,762          8,314,034


II-F Partnership:
----------------
Discontinued Operations         802,431      188,968        $ 5,513,698
Continuing Operations         1,873,669       30,346          4,728,696


II-G Partnership:
----------------
Discontinued Operations       1,678,731      395,342        $11,539,905
Continuing Operations         4,054,188       65,295         10,212,773


II-H Partnership:
----------------
Discontinued Operations         389,841       91,583        $ 2,675,188
Continuing Operations           997,039       16,014          2,504,592

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


      Significant Properties

      The   following   table  sets  forth  the  number  and   percent  of  each
Partnership's total wells which are operated by affiliates of the Partnerships as of December 31, 2006:

                                 Operated Wells
                  ----------------------------------------
                  Partnership       Number         Percent
                  -----------       ------         -------

                       II-A           70              6%
                       II-B           41             18%
                       II-C           58             16%
                       II-D           41             15%
                       II-E           46              2%
                       II-F           58              3%
                       II-G           58              3%
                       II-H           58              3%


      The following tables set forth certain well and reserve information as of December 31, 2006 for each oil and gas basin which holds a significant portion of the value of the Partnerships' properties. The tables contain the following information for each such basin: (i) the number of gross wells and net wells,
(ii) the number of wells in which only a non-working interest is owned, (iii) the Partnership's total number of wells, (iv) the number and percentage of wells operated by the Partnership's affiliates, (v) estimated proved oil reserves,
(vi) estimated proved gas reserves, and (vii) the present value (discounted at 10% per annum) of estimated future net cash flow.

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


                                     Significant Properties as of December 31, 2006
                                     ----------------------------------------------

                                                                    Wells
                                                                 Operated by
                                                                  Affiliates       Oil            Gas
                        Gross     Net        Other      Total    -------------   Reserves       Reserves     Present
     Basin              Wells     Wells     Wells(1)    Wells    Number   %(2)    (Bbl)          (Mcf)        Value
-----------------       -----     -----     --------    -----    ------   ----   ---------     ---------   -----------
II-A Partnership:
      Anadarko           128       8.01        73        201       36      18%      37,300     3,020,307   $ 8,021,534
      Permian            440       2.48         7        447       14       3%      92,456       982,881     3,698,346
      Gulf Coast         273      12.28         2        275        -       -      130,066       283,743     3,155,836


II-B Partnership:
      Anadarko            41       4.48        16         57       11      19%      19,000     1,387,634   $ 3,998,386
      Uinta               15       1.53         3         18        -       -      212,528       446,349     4,080,068
      Southern Okla.
       Folded Belt        15       4.27         1         16       15      94%      66,889       899,035     2,949,994
      Permian             15       1.79         3         18       14      78%      21,801       905,107     2,367,724

II-C Partnership:
      Anadarko            87       4.05        39        126       16      13%      16,976     1,483,702   $ 4,196,195
      Southern Okla.
       Folded Belt        18       1.93         2         20       19      95%      29,110       574,680     1,678,728
      Uinta               15        .66         3         18        -       -       91,083       191,839     1,751,154
      Permian             16        .78         4         20       14      70%       9,348       462,942     1,127,169


II-D Partnership:
      Anadarko            53       7.13        26         79        7       9%      22,019     3,108,842   $ 7,865,762
      Sacramento          42       6.93         -         42        -       -         -        1,403,001     4,132,871

--------------------------
(1)  Wells in which only a non-working (e.g. royalty) interest is owned.
(2)  Percent of the Partnership's total wells in the basin which are operated by affiliates of the Partnerships.



                                     Significant Properties as of December 31, 2006
                                     ----------------------------------------------

                                                                  Wells
                                                               Operated by
                                                                Affiliates        Oil          Gas
                        Gross     Net       Other     Total    -------------    Reserves     Reserves       Present
     Basin              Wells    Wells     Wells(1)   Wells    Number   %(2)     (Bbl)        (Mcf)          Value
-----------------       -----    -----     --------   -----    ------   ----    --------    ---------    -----------
II-E Partnership:
      Permian            690      3.80       1,168    1,858       7       -      80,500     1,368,571    $ 4,152,082
      Anadarko            50      1.94          25       75      22      29%      4,409     1,222,520      2,975,771
      Southern Okla.
       Folded Belt         1       .18           -        1       1     100%      6,047       948,426      1,813,070


II-F Partnership:
      Permian            658      6.06       1,167    1,852       2       -     194,162     1,085,634    $ 5,948,715
      Anadarko            58      2.16          25       83      28      34%      4,224     1,294,365      3,243,108


II-G Partnership:
      Permian            685     12.68       1,167    1,852       2       -     405,711     2,270,351    $12,434,057
      Anadarko            58      4.59          25       83      28      34%      9,064     2,755,660      6,894,193


II-H Partnership:
      Permian            685      2.93       1,167    1,852       2       -      93,891       524,846    $ 2,876,573
      Anadarko            58      1.09          25       83      28      34%      2,192       656,294      1,643,048

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


ITEM 3.           LEGAL PROCEEDINGS

      A lawsuit styled Robert W. Scott, individually and as Managing Member of R.W. Scott Investments, LLC v. Samson Resources Company, Case No. C-01-385, was filed in the District Court of Sweetwater County, Wyoming on June 29, 2001. The lawsuit seeks class action certification and alleges that Samson deducted from its payments to royalty and overriding royalty owners certain charges which were improper under the Wyoming royalty payment statutes. A number of these royalty and overriding royalty payments burden the interests of the II-A, II-C, and II-D Partnerships. In February 2003, Samson made a supplemental payment to the royalty and overriding royalty interest owners who were potential class members of amounts which were then thought to have been improperly deducted plus statutory interest thereon. The lawsuit also alleges that Samson's check stubs did not fully comply with the Wyoming Royalty Payment Act.

      On May 13, 2005 the trial court certified this lawsuit as a class action and denied Samson's motion for summary judgment. On June 25, 2005 the Wyoming Supreme Court denied Samson's request for it to review these decisions. Samson and the plaintiffs have reached agreement to settle all of the plaintiffs' remaining claims in this lawsuit, and Samson expects a formal settlement agreement to be executed during April 2007. The settlement calls for an additional royalty payment of $1,000,000 and is subject to Court approval. Plaintiffs' counsel, subject to Court approval, is responsible for determining the allocation of the $1,000,000 among the various class members after deduction of litigation costs and attorneys' fees. Samson cannot determine the portion of this settlement amount attributable to each Partnership until the allocation is received from plaintiffs' counsel and approved by the Court.

      Except as described above, to the knowledge of the General Partner, neither the General Partner nor the Partnerships or their properties are subject to any litigation, the results of which would have a material effect on the Partnerships' or the General Partner's financial condition or operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the Limited Partners of any Partnership during 2006.



                                    PART II.

ITEM 5. MARKET FOR UNITS, RELATED LIMITED PARTNER MATTERS, AND ISSUER PURCHASES OF UNITS

      As of March 1, 2007, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:

                              Number of            Numbers of
            Partnership         Units           Limited Partners
            -----------       ---------         ----------------

               II-A             484,283                3,043
               II-B             361,719                1,876
               II-C             154,621                1,018
               II-D             314,878                2,091
               II-E             228,821                1,592
               II-F             171,400                1,293
               II-G             372,189                1,960
               II-H              91,711                  923

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

                            Repurchase Offer Prices
                            -----------------------

                      2005                         2006                   2007
            ------------------------      ------------------------       -------
            1st    2nd    3rd   4th       1st   2nd    3rd    4th          1st
P/ship      Qtr.   Qtr.   Qtr.  Qtr.      Qtr.  Qtr.   Qtr.   Qtr.       Qtr.(1)
------      ----   ----   ----  ----      ----  ----   ----   ----       -------

 II-A       $15    $13    $25   $23       $20   $17    $27    $24          $21
 II-B        16     14     26    24        20    18     25     23           20
 II-C        24     22     37    35        31    27     39     36           33
 II-D        26     24     40    38        34    29     47     45           41
 II-E        22     20     33    32        27    24     33     23           19
 II-F        26     23     42    39        35    31     44     14            9
 II-G        25     22     41    38        34    30     43     14            9
 II-H        25     22     40    37        33    29     41     14            9

------------
(1) Repurchase offer terminated March 9, 2007.

      In addition to this repurchase offer, some of the Partnerships have been subject to "4.9% tender offers" from several third parties. The General Partner does not know the terms of these offers or the prices received by the Limited Partners who accepted these offers.

      As described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," the Partnerships terminate on December 31, 2007. Due to such termination and the necessary liquidation process, the General Partner terminated the repurchase offer and right of presentment described above as of March 9, 2007. In addition, the General Partner will not accept, process, or recognize any transfers of Units (with the exception of certain transactions between related persons) for which completed transfer documentation is not mailed to the General Partner with a postmark on or before June 30, 2007. Accordingly, there will be no market for the Partnerships' Units after June 30, 2007.

      Cash Distributions

      Cash distributions are primarily dependent upon a Partnership's cash receipts from the sale of oil and gas production, the sale of oil and gas properties and cash requirements of the Partnership. Distributable cash is determined by the General Partner at the end of each calendar quarter and distributed to the Limited Partners within 45 days after the end of the quarter. Distributions are restricted to cash on hand less amounts required to be retained out of such cash as determined in the sole judgment of the General Partner to pay costs, expenses, or other Partnership obligations whether accrued or anticipated to accrue. In certain instances, the General Partner may not distribute the full amount of cash receipts which might otherwise be available for distribution in an effort to equalize or stabilize the amounts of quarterly distributions. Any available amounts not distributed are invested and the interest or income thereon is for the accounts of the Limited Partners. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding the cash distribution process during liquidation of the Partnerships.

      The following is a summary of cash distributions paid to the Limited Partners during 2005 and 2006 and the first quarter of 2007.

                              Cash Distributions
                              ------------------

                                   2005
             ------------------------------------------------
              1st          2nd            3rd           4th
P/ship        Qtr.         Qtr.           Qtr.          Qtr.
------       ------       ------         ------        ------

 II-A        $1.90        $1.95          $1.93         $2.12
 II-B         1.82         1.95           1.69          2.05
 II-C         2.10         2.43           2.16          2.55
 II-D         1.95         2.53           1.90          2.58
 II-E         1.73         1.72           1.76          1.93
 II-F         2.51         2.72           3.21          3.39
 II-G         2.45         2.69           3.15          3.31
 II-H         2.32         2.48           2.97          3.17


                                   2006                              2007
             -------------------------------------------------     --------
              1st          2nd            3rd          4th           1st
P/ship        Qtr.         Qtr.           Qtr.         Qtr.          Qtr.
------       ------       ------         ------      ---------     --------

 II-A        $3.05        $2.65          $2.31       $ 2.84(1)     $2.70(2)
 II-B         3.27         2.75           2.38         2.18         2.84(2)
 II-C         4.07         3.57           2.81         2.58         3.27(2)
 II-D         4.10         4.48           2.44         2.34(1)      3.54(2)
 II-E         4.37         3.66           2.68        10.68(1)      3.64(2)
 II-F         4.18         4.18           4.39        29.91(1)      4.35(2)
 II-G         4.08         4.15           4.27        28.83(1)      4.46(2)
 II-H         3.91         3.82           4.09        27.15(1)      4.60(2)

------------
(1) Includes proceeds from the sale of the Partnerships' interests in various oil and gas properties at The Oil and Gas Clearinghouse auction in Houston, Texas on October 11, 2006.

(2) Includes proceeds from the sale of the Partnerships' interests in various oil and gas properties at The Oil and Gas Clearinghouse auctions in Houston, Texas on December 13, 2006 and February 1, 2007.



ITEM 6.    SELECTED FINANCIAL DATA

      The following tables present selected financial data for the Partnerships. This data should be read in conjunction with the financial statements of the Partnerships, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."

      The selected financial data tables reflect income from both continuing operations and discontinued operations for the Partnerships. The discontinued operations income is the income for various oil and gas properties sold during 2006 and all of the properties classified as assets held for sale as of December 31, 2006. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information about these discontinued operations.















                  [Remainder of Page Intentionally Left Blank]



                                                 Selected Financial Data

                                                    II-A Partnership
                                                    ----------------

                              2006             2005(1)            2004(1)           2003(1)          2002(1)
                          ------------       ------------      ------------      ------------     ------------

Oil and Gas Sales          $5,744,792         $6,337,946        $4,850,061        $4,589,607       $3,054,458
Income from:
   Continuing
     operations             3,596,564          4,097,572         2,920,129         2,720,091        1,232,803
   Discontinued
     operations               986,782            999,918           746,569           696,892          412,302
Net Income:
   Limited Partners         4,106,702          4,554,784         3,284,043         3,062,787        1,457,582
   General Partner            476,644            542,706           382,655           360,045          187,523
   Total                    4,583,346          5,097,490         3,666,698         3,422,832        1,645,105
Limited Partners' Net
   Income per Unit               8.48               9.41              6.78              6.32             3.01
Limited Partners' Cash
   Distributions per
   Unit                         10.85               7.90              6.38              5.03             2.49
Total Assets                5,635,477          6,732,064         5,413,607         5,073,056        4,165,182
Partners' Capital
   (Deficit):
   Limited Partners         4,211,424          5,359,722         4,632,938         4,436,895        3,811,109
   General Partner        (   205,056)       (   132,231)      (   201,586)      (   232,071)      (  241,784)
Number of Units
   Outstanding                484,283            484,283           484,283           484,283          484,283


(1) These amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations. See Item 7 for more information about these discontinued operations.



                                                 Selected Financial Data

                                                    II-B Partnership
                                                    ----------------

                              2006             2005(1)           2004(1)           2003(1)           2002(1)
                          ------------      ------------      ------------      ------------      ------------

Oil and Gas Sales          $4,606,830        $5,065,766        $3,875,641        $3,426,909        $2,286,797
Income from:
   Continuing
     operations             2,717,837         3,258,930         2,373,205         1,993,168           826,558
   Discontinued
     Operations               419,770           454,985           337,209           293,689           147,488
Net Income:
   Limited Partners         2,810,761         3,316,237         2,429,208         2,049,029           857,193
   General Partners           326,846           397,678           281,206           242,175           116,853
   Total                    3,137,607         3,713,915         2,710,414         2,291,204           974,046
Limited Partners' Net
   Income per Unit               7.77              9.16              6.72              5.66              2.37
Limited Partners' Cash
   Distributions per
   Unit                         10.58              7.51              6.14              4.62              2.01
Total Assets                3,655,575         4,547,709         3,672,534         3,401,746         2,810,167
Partners' Capital
   (Deficit):
   Limited Partners         2,988,864         4,005,103         3,410,866         3,203,658         2,826,629
   General Partner        (   241,863)      (   178,888)      (   232,828)      (   254,807)      (   264,786)
Number of Units
   Outstanding                361,719           361,719           361,719           361,719           361,719

(1) These amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations. See Item 7 for more information about these discontinued operations.



                                                 Selected Financial Data

                                                    II-C Partnership
                                                    ----------------

                              2006             2005(1)          2004(1)            2003(1)           2002(1)
                          ------------      ------------     ------------       ------------      ------------

Oil and Gas Sales          $2,496,012        $2,921,343       $2,044,105         $1,820,882        $1,237,225
Income from:
   Continuing
     operations             1,553,052         2,032,740        1,299,591          1,085,053           666,104
   Discontinued
     Operations                58,030            75,375           48,739             54,025            27,057
Net Income:
   Limited Partners         1,442,702         1,887,279        1,208,720          1,017,928           615,932
   General Partner            168,380           220,836          139,610            121,224            77,229
   Total                    1,611,082         2,108,115        1,348,330          1,139,152           693,161
Limited Partners' Net
   Income per Unit               9.33             12.21             7.81               6.58              3.98
Limited Partners' Cash
   Distributions per
   Unit                         13.03              9.24             7.41               5.42              3.26
Total Assets                1,759,882         2,340,077        1,722,761          1,645,411         1,391,833
Partners' Capital
   (Deficit):
   Limited Partners         1,499,082         2,071,380        1,612,101          1,549,381         1,370,453
   General Partner        (    94,429)      (    57,416)     (    96,672)       (   106,418)      (    98,831)
Number of Units
   Outstanding                154,621           154,621          154,621            154,621           154,621

(1) These amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations. See Item 7 for more information about these discontinued operations.





                                                 Selected Financial Data

                                                    II-D Partnership
                                                    ----------------

                              2006             2005(1)           2004(1)           2003(1)           2002(1)
                          ------------      ------------      ------------      ------------      -----------

Oil and Gas Sales          $4,691,453        $5,959,258        $4,017,492        $3,564,537        $2,593,005
Income from:
   Continuing
     operations             2,914,101         4,308,541         2,514,041         2,011,772         2,524,600
   Discontinued
     operations               332,386           296,378           179,205           169,957           151,087
Net Income:
   Limited Partners         2,895,444         4,125,010         2,408,986         1,936,342         2,391,740
   General Partner            351,043           479,909           284,260           243,043           283,947
   Total                    3,246,487         4,604,919         2,693,246         2,179,385         2,675,687
Limited Partners' Net
   Income per Unit               9.20             13.10              7.65              6.14              7.60
Limited Partners' Cash
   Distributions per
   Unit                         13.36              8.96              7.35              5.00              6.46
Total Assets                3,796,296         5,137,152         3,452,048         3,360,141         2,915,283
Partners' Capital
   (Deficit):
   Limited Partners         3,143,522         4,452,078         3,150,068         3,055,082         2,695,740
   General Partner        (   148,835)      (    65,352)      (   174,338)      (   190,287)      (    76,044)
Number of Units
   Outstanding                314,878           314,878           314,878           314,878           314,878

(1) These amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations. See Item 7 for more information about these discontinued operations.




                                                 Selected Financial Data

                                                    II-E Partnership
                                                    ----------------

                              2006             2005(1)           2004(1)           2003(1)           2002(1)
                          ------------      ------------      ------------      ------------      ------------

Oil and Gas Sales          $2,305,708        $2,789,818        $1,959,871        $1,982,460        $1,340,878
Income from:
   Continuing
     operations             1,234,594         1,900,620         1,147,721         1,162,784           600,667
   Discontinued
     operations             3,152,311           798,606           496,113           528,041           407,101
Net Income:
   Limited Partners         3,935,297         2,412,312         1,462,780         1,512,784           892,565
   General Partner            451,608           286,914           181,054           181,131           115,203
   Total                    4,386,905         2,699,226         1,643,834         1,693,915         1,007,768
Limited Partners' Net
   Income per Unit              17.20             10.54              6.39              6.61              3.90
Limited Partners' Cash
   Distributions per
   Unit                         21.39              7.14              6.99              6.01              2.33
Total Assets                2,576,077         3,532,158         2,589,335         2,622,429         2,385,334
Partners' Capital
   (Deficit):
   Limited Partners         2,205,940         3,164,643         2,384,331         2,519,551         2,380,767
   General Partner        (    95,977)      (    67,016)      (   132,096)      (   129,173)      (   131,864)
Number of Units
   Outstanding                228,821           228,821           228,821           228,821           228,821

(1) These amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations. See Item 7 for more information about these discontinued operations.





                                                 Selected Financial Data

                                                    II-F Partnership
                                                    ----------------

                              2006             2005(1)           2004(1)           2003(1)           2002(1)
                          ------------      ------------      ------------      ------------      ------------

Oil and Gas Sales          $1,543,521        $1,766,414        $1,426,139        $1,296,534        $  923,594
Income from:
   Continuing
     operations               850,512         1,170,426           807,912           803,675           423,161
   Discontinued
     operations             6,613,063         1,691,606         1,064,206           975,134           693,458
Net Income
   Limited Partners         6,705,317         2,565,057         1,668,244         1,593,959           987,108
   General Partner            758,258           296,975           203,874           189,788           129,511
   Total                    7,463,575         2,862,032         1,872,118         1,783,747         1,116,619
Limited Partners' Net
   Income per Unit              39.12             14.97              9.74              9.30              5.76
Limited Partners' Cash
   Distributions per
   Unit                         42.66             11.83             10.57              8.94              4.96
Total Assets                2,343,811         2,941,149         2,336,860         2,310,868         2,153,885
Partners' Capital
   (Deficit):
   Limited Partners         2,006,104         2,611,787         2,073,730         2,217,486         2,155,527
   General Partner        (    31,426)      (    46,261)      (    98,202)      (    91,417)      (    95,526)
Number of Units
   Outstanding                171,400           171,400           171,400           171,400           171,400

(1) These amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations. See Item 7 for more information about these discontinued operations.




                                                 Selected Financial Data

                                                    II-G Partnership
                                                    ----------------

                              2006             2005(1)           2004(1)           2003(1)           2002(1)
                          ------------      ------------      ------------      ------------      ------------

Oil and Gas Sales         $ 3,325,783        $3,795,574        $3,068,283        $2,784,002        $1,975,520
Income from:
   Continuing
     operations             1,861,775         2,544,222         1,746,525         1,741,277           915,085
   Discontinued
     Operations            13,901,574         3,558,643         2,234,571         2,046,127         1,452,317
Net Income:
   Limited Partners        14,160,813         5,469,396         3,546,447         3,393,388         2,092,430
   General Partner          1,602,536           633,469           434,649           404,263           274,972
   Total                   15,763,349         6,102,865         3,981,096         3,797,651         2,367,402
Limited Partners' Net
   Income per Unit              38.05             14.70              9.52              9.12              5.62
Limited Partners' Cash
   Distributions per
   Unit                         41.33             11.60             10.35              8.73              4.95
Total Assets                5,094,223         6,299,990         5,004,538         4,950,432         4,606,106
Partners' Capital
   (Deficit):
   Limited Partners         4,268,480         5,491,667         4,341,271         4,646,824         4,501,436
   General Partner             47,955             9,830       (   101,669)      (    87,509)      (    97,205)
Number of Units
   Outstanding                372,189           372,189           372,189           372,189           372,189

(1) These amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations. See Item 7 for more information about these discontinued operations.




                                                 Selected Financial Data

                                                    II-H Partnership
                                                    ----------------

                              2006             2005(1)           2004(1)           2003(1)           2002(1)
                          ------------      ------------      ------------      ------------      ------------

Oil and Gas Sales          $  808,090        $  922,356        $  748,237        $  677,472        $  477,851
Income from:
   Continuing
     Operations               432,790           591,890           402,975           399,634           200,582
   Discontinued
     Operations             3,263,496           826,216           520,886           477,702           336,128
Net Income:
   Limited Partners         3,320,858         1,270,771           822,594           786,078           474,052
   General Partner            375,428           147,335           101,267            93,794            62,658
   Total                    3,696,286         1,418,106           923,861           879,872           536,710
Limited Partners' Net
   Income per Unit              36.21             13.85              8.96              8.57              5.17
Limited Partners' Cash
   Distributions per
   Unit                         38.97             10.94              9.78              8.13              4.41
Total Assets                1,244,944         1,488,575         1,186,870         1,176,280         1,086,200
Partners' Capital
   (Deficit):
   Limited Partners         1,072,102         1,325,244         1,057,473         1,131,879         1,090,801
   General Partner        (    16,786)      (    28,897)      (    54,377)      (    51,046)      (    53,547)
Number of Units
   Outstanding                 91,711            91,711            91,711            91,711            91,711

(1) These amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations. See Item 7 for more information about these discontinued operations.


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

      Use of forward-looking statements and estimates and assumptions involve risks and uncertainties which include, but are not limited to, the volatility of oil and gas prices, the uncertainty of reserve information, the operating risk associated with oil and gas properties (including the risk of personal injury, death, property damage, damage to the well or producing reservoir, environmental contamination, and other operating risks), the prospect of changing tax and regulatory laws, the availability and capacity of processing and transportation facilities, the accuracy of third party payments and billings, the general economic climate, the supply and price of foreign imports of oil and gas, the level of consumer product demand, and the price and availability of alternative fuels. Should one or more of these risks or uncertainties occur or should estimates or underlying assumptions prove incorrect, actual conditions or results may vary materially and adversely from those stated, anticipated, believed, estimated, or otherwise indicated.


      Discontinued Operations

      In October 2006, the II-A, II-D, II-E, II-F, II-G, and II-H Partnerships sold their interests in a number of producing properties. The sales proceeds, consisting of approximately $43,000, $49,000, $1,961,000, $4,449,000,
$9,291,000, and $2,152,000, respectively, were included in the November 15, 2006 cash distributions paid by the II-A, II-D, II-E, II-F, II-G, and II-H Partnerships. In December 2006, the II-A, II-B, II-C, II-D, II-E, II-F, II-G, and II-H Partnerships sold their interests in additional producing properties. The sales proceeds consisting of approximately $4,000, $7,000, $4,000, $8,000, $362,000, $507,000, $1,151,000, and $306,000, respectively, were included in the
February 15, 2007 cash distributions paid by the Partnerships. These disposals were treated as discontinued operations. The sale of these producing properties will impact the continuing future operations of the Partnerships. It is anticipated that these Partnerships will have lower lease operating costs, lower oil and gas sales, and a reduction in their asset retirement obligations as a result of these sales. The reader should refer to
Note 6 to the combined financial statements indexed in Item 15 hereof for additional information regarding this matter.


      Partnership Termination

      The Partnerships would have terminated on December 31, 2001 in accordance with the Partnership Agreements. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their third two-year extension, thereby extending their termination date to December 31, 2007. On February 5, 2007 the General Partner mailed a notice to the limited partners announcing that (i) the Partnerships will terminate on December 31, 2007 and (ii) the General Partner will liquidate the Partnerships' assets and satisfy their liabilities as part of the winding-up process required by the Partnership Agreements and state law.

      The General Partner has been selling selected oil and gas properties due to the generally favorable market for oil and gas properties. The last such sales are anticipated to be The Oil and Gas Asset Clearinghouse auctions in May through July of 2007. While these property sales were not related to the Partnerships' liquidation, all remaining property dispositions will be made as part of the liquidation and winding-up process.

      Liquidation and Winding-Up Process. The General Partner intends to commence liquidating the Partnerships' properties in the second half of 2007, and hopes to have all or substantially all of the properties sold prior to March 31, 2008. As part of the liquidation process, the General Partner will actively negotiate for the sale of the properties. These properties will be offered to all interested parties through normal oil and gas property auction processes as well as appropriate negotiated transactions. It is possible that the General Partner will package some properties which have value with properties that have no or little value or are burdened with actual or potential liabilities. The General Partner intends to sell such property packages and any associated or otherwise remaining Partnership assets and liabilities to the highest bidder at auction. It is possible that affiliates of the General Partner may participate in any public auction of these properties and may be the successful high bidder on some or all of the properties.

      Cash Distributions. The Partnerships will make routine cash distributions throughout the remainder of 2007. Proceeds from the sale of Partnership properties may be included in these normal cash distributions, or may be distributed to the partners by way of special cash distributions. The General Partner will analyze the level of cash held by the Partnerships throughout the liquidation process and will retain sufficient cash to cover all final expenses and liabilities of the Partnerships. After final settlement from the sale of all properties, satisfaction of Partnership expenses and liabilities, and calculation of any remaining assets and liabilities of the Partnerships, any net cash will be paid as a final liquidating distribution to all of the remaining partners in each Partnership. It is expected that the final distribution will be made no later than December 31, 2008.

      Repurchase Offer. In order to ensure that the General Partner makes all liquidation distributions to the correct parties based on the most accurate information possible, the General Partner terminated the outstanding repurchase offer as of March 9, 2007. In addition, the General Partner will not process transfers among third parties which are not postmarked on or before June 30, 2007 and received by the General Partner on or before July 13, 2007. The General Partner will not impose these deadlines on transfers between family members, their trusts, IRA accounts, or similar related entities and transfers due to death or divorce.

      Financial Statements. The financial statements described in "Item 8. Financial Statements and Supplementary Data" and indexed in Item 15 to this Annual Report are audited and presented on a going concern basis. However, the General Partner has included in Note 7 to such financial statements unaudited pro forma combined balance sheets which are presented on a liquidation basis.


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas produced from the Partnerships' oil and gas properties and recently the sale of oil and gas properties. The level of net revenues is highly dependent upon the prices received for oil and gas sales, which prices have historically been very volatile and may continue to be so. Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

      *  Worldwide and domestic supplies of oil and natural gas;
      * The ability of the members of OPEC to agree upon and maintain oil prices and production quotas;
      * Political instability or armed conflict in oil-producing regions or around major shipping areas;

      *  The level of consumer demand and overall economic activity;
      *  The competitiveness of alternative fuels;
      *  Weather conditions and the impact of weather-related events;
      *  The availability and proximity of pipelines for transportation;
      *  Domestic and foreign government regulations and taxes;
      *  Market expectations; and
      * The effect of worldwide energy conservation.

      It is not possible to predict the future direction of oil or natural gas prices. Operating costs, including General and Administrative Expenses, may not decline over time, may increase, or may experience only a gradual decline, thus adversely affecting net revenues as either production or oil and natural gas prices decline. In any particular period, net revenues may also be affected by either the receipt of proceeds from property sales or the incursion of additional costs as a result of well workovers, recompletions, new well drilling, and other events.

      In addition to pricing, the level of net revenues is also highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. Despite this general trend of declining production, several factors can cause the volumes of oil and gas sold to increase, remain relatively constant, or decrease at an even greater rate over a given period. These factors include, but are not limited to:

      * Geophysical conditions which cause an acceleration of the decline in production;
      * The shutting in of wells (or the opening of previously shut-in wells) due to low oil and gas prices (or high oil and gas prices), mechanical difficulties, loss of a market or transportation, or performance of workovers, recompletions, or other operations in the well;
      * Prior period volume adjustments (either positive or negative) made by operators of the properties;
      * Adjustments in ownership or rights to production in accordance with agreements governing the operation or ownership of the well (such as adjustments that occur at payout or due to gas balancing); and
      * Completion of enhanced recovery projects which increase production for the well.

Many of these factors are very significant as related to a single well or as related to many wells over a short period of time. However, due to the large number of wells owned by the Partnerships, these factors are generally not material as compared to the normal decline in production experienced on all remaining wells.

      Results of Operations

      An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables following "Results of Operations" under the heading "Average Sales Prices, Production Volumes, and Average Production Costs." Following is a discussion of each Partnership's results of operations for the year ended December 31, 2006 as compared to the year ended December 31, 2005 and for the year ended December 31, 2005 as compared to the year ended December 31, 2004.


                               II-A Partnership
                               ----------------

                     Year Ended December 31, 2006 Compared
                        to Year Ended December 31, 2005
                    --------------------------------------

      The following discussion contains amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Note 6 to the combined financial statements indexed in Item 15 hereof for more information about these discontinued operations.

      Total oil and gas sales decreased $593,000 (9.4%) in 2006 as compared to 2005. Of this decrease (i) $136,000 and $416,000 were related to decreases in volumes of oil and gas sold and (ii) $387,000 was related to a decrease in the average price of gas sold. These decreases were partially offset by an increase of $346,000 related to an increase in the average price of oil sold.

      Volumes of oil and gas sold decreased 2,525 barrels and 57,660 Mcf in 2006 as compared to 2005. The decrease in volumes of oil sold was primarily due to normal declines in production. This decrease was partially offset by (i) a negative prior period volume adjustment made by the operator on one significant well during 2005 and (ii) increases in production on two significant wells following their successful workovers during late 2005. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) positive prior period volume adjustments made by the operators on several wells during 2005. These decreases were partially offset by (i) increases in production on several wells following their successful workovers during mid to late 2005 and early 2006, (ii) an increase in the Partnership's revenue interest on one significant well during 2006, and (iii) the successful completion of another significant well.

      Average oil prices increased to $63.19 per barrel in 2006 from $53.93 per barrel in 2005, while average gas prices decreased to $6.48 per Mcf in 2006 from $7.23 per Mcf in 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $34,000 (2.5%) in 2006 as compared to 2005. This increase was primarily due to (i) an increase in workover expenses, (ii) a $47,000 increase in lease operating expenses during 2006 resulting from an increase in the Partnership's gas balancing position on several wells, and (iii) an increase in repair and maintenance expenses. As of the date of this Annual Report, management anticipates workover costs remaining at or increasing above 2006 levels due to the increased cost to perform a workover and the age of the wellbores. These increases were partially offset by (i) the receipt of a $263,000 lease operating expense credit resulting from the settlement of a class action lawsuit on several wells during 2006 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 24.4% in 2006 from 21.6% in 2005, primarily due to the decrease in oil and gas sales.

      Depreciation, depletion, and amortization ("DD&A") of oil and gas properties decreased $103,000 (30.0%) in 2006 as compared to 2005. This decrease was primarily due to (i) several wells being fully depleted during 2005 due to their lack of remaining reserves, (ii) an increase in depletable oil and gas properties during 2005 primarily due to the recompletion of one significant well, and (iii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 4.2% in 2006 from 5.4% in 2005, primarily due to the dollar decrease in DD&A.

      The Partnership recognized a non-cash charge against earnings of $13,000 during 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during 2005.

      General and administrative expenses remained relatively constant in 2006 and 2005. As a percentage of oil and gas sales, these expenses increased to 9.7% in 2006 from 8.9% in 2005.

      As further discussed in Notes 6 and 7 to the combined financial statements indexed in Item 15 hereof, the Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions and will be selling all of the Partnership's properties in the liquidation process. The Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      The Limited Partners have received cash distributions through December 31, 2006 totaling $70,163,357 or 144.88% of Limited Partners' capital contributions.

                     Year Ended December 31, 2005 Compared
                        to Year Ended December 31, 2004
                    --------------------------------------

      The following discussion contains amounts for the years 2005 and 2004 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Note 6 to the combined financial statements indexed in Item 15 hereof for more information about these discontinued operations.

      Total oil and gas sales increased $1,488,000 (30.7%) in 2005 as compared to 2004. Of this increase (i) $668,000 and $1,046,000 were related to increases in the average prices of oil and gas sold and (ii) $36,000 was related to an increase in volumes of gas sold. These increases were partially offset by a decrease of $262,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 7,035 barrels, while volumes of gas sold increased 6,646 Mcf in 2005 as compared to 2004. The decrease in volumes of oil sold was primarily due to (i) normal declines in production, (ii) a negative prior period volume adjustment made by the operator on one significant well during 2005, and (iii) the shutting-in of another significant well during mid to late 2005 in order to perform a workover. The increase in volumes of gas sold was primarily due to (i) an increase in production on one significant well returned to production during mid 2005 following the resolution of transportation problems associated with line pressure, (ii) the successful completion of several new wells during late 2004 and early to mid 2005, and (iii) the first receipt of revenues on another significant well during early 2005. These increases were partially offset by normal declines in production.

      Average oil and gas prices increased to $53.93 per barrel and $7.23 per Mcf in 2005 from $37.21 per barrel and $5.42 per Mcf in 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $151,000 (12.4%) in 2005 as compared to 2004. This increase was primarily due to (i) an increase in workover expenses and (ii) an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by a reversal during 2005 of $27,000 of a charge previously accrued for a judgment. As a percentage of oil and gas sales, these expenses decreased to 21.6% in 2005 from 25.1% in 2004, primarily due to the increase in oil and gas sales.

      DD&A of oil and  gas  properties  increased  $149,000  (77.3%)  in 2005 as compared to 2004. Of this increase (i) $84,000 was due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which $50,000 was related to previously fully depleted wells, and (ii) $19,000 was due to accretion of these additional asset retirement obligations. This increase was also due to downward  revisions in the  estimates of remaining  oil and gas reserves following an unsuccessful recompletion attempt on one significant well during 2005. As a percentage of oil and gas sales, this expense increased to 5.4% in 2005 from 4.0% in 2004, primarily due to the dollar increase in DD&A.

      General and administrative expenses remained relatively constant in 2005 and 2004. As a percentage of oil and gas sales, these expenses decreased to 8.9% in 2005 from 11.5% in 2004, primarily due to the increase in oil and gas sales.

      As further discussed in Notes 6 and 7 to the combined financial statements indexed in Item 15 hereof, the Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions and will be selling all of the Partnership's properties in the liquidation process. The Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.



                               II-B Partnership
                               ----------------

                     Year Ended December 31, 2006 Compared
                        to Year Ended December 31, 2005
                    --------------------------------------

      The following discussion contains amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Note 6 to the combined financial statements indexed in Item 15 hereof for more information about these discontinued operations.

      Total oil and gas sales decreased $459,000 (9.1%) in 2006 as compared to 2005. Of this decrease (i) $204,000 and $176,000 were related to decreases in volumes of oil and gas sold and (ii) $356,000 was related to a decrease in the average price of gas sold. These decreases were partially offset by an increase of $277,000 related to an increase in the average price of oil sold.

      Volumes of oil and gas sold decreased 3,792 barrels and 25,110 Mcf in 2006 as compared to 2005, primarily due to normal declines in production. Average oil prices increased to $64.28 per barrel in 2006 from $53.89 per barrel in 2005, while average gas prices decreased to $6.24 per Mcf in 2006 from $7.00 per Mcf in 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $208,000 (18.6%) in 2006 as compared to 2005. This increase was primarily due to (i) an increase in workover expenses, (ii) a $48,000 increase in lease operating expense during 2006 resulting from an increase in the Partnership's gas balancing position on several wells, and (iii) an increase in saltwater disposal expenses incurred on several wells during 2006. As of the date of this Annual Report, management anticipates (i) workover costs remaining at or increasing above 2006 levels due to increased costs to perform a workover and the age of the wellbores and (ii) the saltwater disposal expenses to remain at 2006 levels. These increases were partially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 28.7% in 2006 from 22.0% in 2005, primarily due to the dollar increase in production expenses and the decrease in oil and gas sales.

      DD&A of oil and gas properties decreased $106,000 (37.3%) in 2006 as compared to 2005. This decrease was primarily due to (i) an increase in depletable oil and gas properties during 2005 primarily due to the unsuccessful recompletion of one significant well, (ii) several wells being fully depleted during 2005 due to their lack of remaining reserves, and (iii) the decrease in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 3.9% in 2006 from 5.6% in 2005, primarily due to the dollar decrease in DD&A.

      The Partnership recognized a non-cash charge against earnings of $7,000 during 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during 2005.

      General and administrative expenses remained relatively constant for 2006 and 2005. As a percentage of oil and gas sales, these expenses increased to 9.2% in 2006 from 8.4% in 2005.

      As further discussed in Notes 6 and 7 to the combined financial statements indexed in Item 15 hereof, the Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions and will be selling all of the Partnership's properties in the liquidation process. The Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      The Limited Partners have received cash distributions through December 31, 2006 totaling $50,499,916 or 139.61% of Limited Partners' capital contributions.

                     Year Ended December 31, 2005 Compared
                        to Year Ended December 31, 2004
                    --------------------------------------

      The following discussion contains amounts for the years 2005 and 2004 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Note 6 to the combined financial statements indexed in Item 15 hereof for more information about these discontinued operations.

      Total oil and gas sales increased $1,190,000 (30.7%) in 2005 as compared to 2004. Of this increase $456,000 and $930,000 were related to increases in the average prices of oil and gas sold.

      Volumes of oil and gas sold decreased 2,069 barrels and 22,599 Mcf in 2005 as compared to 2004. Average oil and gas prices increased to $53.89 per barrel and $7.00 per Mcf in 2005 from $38.89 per barrel and $5.10 per Mcf in 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $144,000 (14.8%) in 2005 as compared to 2004. This increase was primarily due to (i) workover expenses incurred on two significant wells during 2005 and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 22.0% in 2005 from 25.1% in 2004, primarily due to the increase in oil and gas sales.

      DD&A of oil and gas properties increased $136,000 (91.2%) in 2005 as compared to 2004. This increase was primarily due to downward revisions in the estimates of remaining oil and gas reserves following an unsuccessful recompletion attempt on one significant well during 2005. This increase was also due to increases of (i) $38,000 due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which $28,000 was related to previously fully depleted wells, and (ii) $6,000 due to accretion of these additional asset retirement obligations. As a percentage of oil and gas sales, this expense increased to 5.6% in 2005 from 3.8% in 2004, primarily due to the dollar increase in DD&A.

      General and administrative expenses increased $6,000 (1.3%) in 2005 as compared to 2004. As a percentage of oil and gas sales, these expenses decreased to 8.4% in 2005 from 10.9% in 2004, primarily due to the increase in oil and gas sales.

      As further discussed in Notes 6 and 7 to the combined financial statements indexed in Item 15 hereof, the Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions and will be selling all of the Partnership's properties in the liquidation process. The Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.



                               II-C Partnership
                               ----------------

                     Year Ended December 31, 2006 Compared
                        to Year Ended December 31, 2005
                    --------------------------------------

      The following discussion contains amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Note 6 to the combined financial statements indexed in Item 15 hereof for more information about these discontinued operations.

      Total oil and gas sales decreased $425,000 (14.6%) in 2006 as compared to 2005. Of this decrease (i) $107,000 and $232,000 were related to decreases in the volumes of oil and gas sold and (ii) $210,000 was related to a decrease in the average price of gas sold. These decreases were partially offset by an increase of $124,000 related to an increase in the average price of oil sold.

      Volumes of oil and gas sold decreased 1,997 barrels and 33,301 Mcf in 2006 as compared to 2005. The decrease in volumes of oil sold was primarily due to
(i) normal declines in production and (ii) a positive prior period volume adjustment made by the operator on one significant well during 2005. The decease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of one significant well during late 2006 in order to perform repairs and maintenance. As of the date of this Annual Report, the shut-in well has returned to production at a lower rate than previously experienced. These decreases were partially offset by (i) increases in production on several wells following 2005 workovers and (ii) a positive prior period volume adjustment made by the operator on one significant well during 2006.

      Average oil prices increased to $64.07 per barrel in 2006 from $53.75 per barrel in 2005, while average gas prices decreased to $6.22 per Mcf in 2006 from $6.98 per Mcf in 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $82,000 (14.1%) in 2006 as compared to 2005. This increase was primarily due to (i) an increase in workover expenses, (ii) a $26,000 decrease in lease operating expenses during 2005 resulting from a decrease in the Partnership's gas balancing position on several wells, and (iii) a $17,000 increase in lease operating expenses during 2006 resulting from an increase in the Partnership's gas balancing position on several other wells. As of the date of this Annual

Report, management anticipates workover costs remaining at or increasing above 2006 levels due to the increased cost to perform a workover and the age of the wellbores. These increases were partially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 26.6% in 2006 from 19.9% in 2005. This percentage increase was primarily due to (i) the decrease in oil and gas sales and (ii) the dollar increase in production expenses.

      DD&A of oil and gas properties decreased $19,000 (16.0%) in 2006 as compared to 2005. This decrease resulted from (i) several wells being fully depleted during 2005 due to their lack of remaining reserves and (ii) an increase in depletable oil and gas properties during 2005 primarily due to the recompletion of one significant well. The decreases in DD&A were partially offset by (i) one significant well being fully depleted during 2006 due to its lack of remaining reserves and (ii) downward revisions in the estimates of remaining oil and gas reserves since 2005. As a percentage of oil and gas sales, this expense remained constant at 4.0% in 2006 and 2005.

      The Partnership recognized a non-cash charge against earnings of $5,000 during 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during 2005.

      General and administrative expenses decreased $3,000 (1.4%) in 2006 as compared to 2005. As a percentage of oil and gas sales, these expenses increased to 7.9% in 2006 from 6.9% in 2005, primarily due to the decrease in oil and gas sales.

      As further discussed in Notes 6 and 7 to the combined financial statements indexed in Item 15 hereof, the Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions and will be selling all of the Partnership's properties in the liquidation process. The Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      The Limited Partners have received cash distributions through December 31, 2006 totaling $24,105,686 or 155.90% of Limited Partners' capital contributions.


                     Year Ended December 31, 2005 Compared
                        to Year Ended December 31, 2004
                    --------------------------------------

      The following discussion contains amounts for the years 2005 and 2004 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Note 6 to the combined financial statements indexed in Item 15 hereof for more information about these discontinued operations.

      Total oil and gas sales increased $877,000 (42.9%) in 2005 as compared to 2004. Of this increase (i) $208,000 and $595,000 were related to increases in the average prices of oil and gas sold and (ii) $99,000 was related to an increase in volumes of gas sold.

      Volumes of oil sold decreased 637 barrels, while volumes of gas sold increased 19,646 Mcf in 2005 as compared to 2004. The increase in volumes of gas sold was primarily due to (i) the first receipt of revenues on one significant well, (ii) an increase in production on several wells following their successful workovers during late 2004 through mid 2005, and (iii) an increase in production on one significant well returned to production during mid 2005 following the resolution of transportation problems associated with line pressure. These increases were partially offset by normal declines in production.

      Average oil and gas prices increased to $53.75 per barrel and $6.98 per Mcf in 2005 from $38.99 per barrel and $5.06 per Mcf in 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $82,000 (16.4%) in 2005 as compared to 2004. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) an increase in workover expenses. As a percentage of oil and gas sales, these expenses decreased to 19.9% in 2005 from 24.4% in 2004, primarily due to the increase in oil and gas sales.

      DD&A of oil and gas properties increased $49,000 (70.3%) in 2005 as compared to 2004. This increase was primarily due to downward revisions in the estimates of remaining oil and gas reserves following an unsuccessful recompletion attempt on one significant well during 2005. This increase was also due to increases of (i) $17,000 due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which $12,000 was related to previously fully depleted wells, and (ii) $3,000 due to accretion of these additional asset retirement obligations. As a percentage of oil and gas sales, this expense increased to 4.0% in 2005 from 3.4% in 2004, primarily due to the dollar increase in DD&A.

      General and administrative expenses increased $7,000 (3.5%) in 2005 as compared to 2004. As a percentage of oil and gas sales, these expenses decreased to 6.9% in 2005 from 9.5% in 2004, primarily due to the increase in oil and gas sales.

      As further discussed in Notes 6 and 7 to the combined financial statements indexed in Item 15 hereof, the Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions and will be selling all of the Partnership's properties in the liquidation process. The Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.



                                II-D Partnership
                               ----------------

                     Year Ended December 31, 2006 Compared
                        to Year Ended December 31, 2005
                    --------------------------------------

      The following discussion contains amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Note 6 to the combined financial statements indexed in Item 15 hereof for more information about these discontinued operations.

      Total oil and gas sales decreased $1,268,000 (21.3%) in 2006 as compared to 2005. Of this decrease (i) $678,000 was related to a decrease in the average price of gas sold and (ii) $653,000 was related to a decrease in volumes of gas sold. These decreases were partially offset by an increase of $129,000 related to an increase in the average price of oil sold.

      Volumes of oil and gas sold decreased 1,302 barrels and 91,592 Mcf in 2006 as compared to 2005. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) the Partnership receiving an increased percentage of sales on several wells during 2005 due to gas balancing, and (iii) the shutting-in of one significant well during 2006 in order to perform a recompletion. As of the date of this Annual Report, the operator has not yet determined when, or if, the shut-in well will return to production and, if returned to production, at what rate. These decreases were partially offset by (i) an increase in production on one significant well following its successful recompletion during mid 2006 and (ii) the successful completion of several new wells during early 2006.

      Average oil prices increased to $59.63 per barrel in 2006 from $50.84 per barrel in 2005. Average gas prices decreased to $6.05 per Mcf in 2006 from $7.13 per Mcf in 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $12,000 (1.1%) in 2006 as compared to 2005. This increase was primarily due to (i) an increase in workover expenses, (ii) a $37,000 increase in lease operating expenses during 2006 resulting from an increase in the

Partnership's gas balancing position on several wells, and (iii) a $33,000 decrease in lease operating expenses during 2005 resulting from a decrease in the Partnership's gas balancing position on several wells. As of the date of this Annual Report, management anticipates workover costs remaining at or increasing above 2006 levels due to the increased cost to perform a workover and the age of the wellbores. These increases were partially offset by (i) a decrease in production taxes associated with the decrease in oil and gas sales and (ii) the receipt of a $17,000 lease operating expense credit resulting from the settlement of a class action lawsuit on one significant well during 2006. As a percentage of oil and gas sales, these expenses increased to 23.6% in 2006 from 18.4% in 2005, primarily due to the decrease in oil and gas sales.

      DD&A of oil and gas properties increased $131,000 (63.2%) in 2006 as compared to 2005. This increase was primarily due to (i) several wells being fully depleted during 2006 due to their lack of remaining reserves and (ii) the receipt of equipment credits on an abandoned well during 2005. These increases were partially offset by (i) several wells being fully depleted during 2005 due to their lack of remaining reserves and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 7.2% in 2006 from 3.5% in 2005, primarily due to the dollar increase in DD&A.

      The Partnership recognized a non-cash charge against earnings of $3,000 during 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during 2005.

      General and administrative expenses remained relatively constant in 2006 and 2005. As a percentage of oil and gas sales, these expenses increased to 7.9% in 2006 from 6.3% in 2005, primarily due to the decrease in oil and gas sales.

      As further discussed in Notes 6 and 7 to the combined financial statements indexed in Item 15 hereof, the Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions and will be selling all of the Partnership's properties in the liquidation process. The Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      The Limited Partners have received cash distributions through December 31, 2006 totaling $50,254,903 or 159.60% of Limited Partners' capital contributions.

                     Year Ended December 31, 2005 Compared
                        to Year Ended December 31, 2004
                    --------------------------------------

      The following discussion contains amounts for the years 2005 and 2004 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Note 6 to the combined financial statements indexed in Item 15 hereof for more information about these discontinued operations.

      Total oil and gas sales increased $1,942,000 (48.3%) in 2005 as compared to 2004. Of this increase (i) $195,000 and $1,453,000 were related to increases in the average prices of oil and gas sold and (ii) $394,000 was related to an increase in volumes of gas sold.

      Volumes of oil sold decreased 2,611 barrels, while volumes of gas sold increased 77,111 Mcf in 2005 as compared to 2004. The decrease in volumes of oil sold was primarily due to normal declines in production. The increase in volumes of gas sold was primarily due to (i) an increase in production on several wells following their successful workovers during late 2004 through mid 2005, (ii) one significant well returning to production during mid 2005 following the resolution of transportation problems associated with line pressure, and (iii) the first receipt of revenues on one significant well. These increases were partially offset by normal declines in production.

      Average oil and gas prices increased to $50.84 per barrel and $7.13 per Mcf in 2005 from $38.64 per barrel and $5.11 per Mcf in 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $120,000 (12.3%) in 2005 as compared to 2004. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) an increase in workover expenses. As a percentage of oil and gas sales, these expenses decreased to 18.4% in 2005 from 24.3% in 2004, primarily due to the increase in oil and gas sales.

      DD&A of oil and gas properties increased $44,000 (27.1%) in 2005 as compared to 2004. Of this increase (i) $60,000 was due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which $38,000 was related to previously fully depleted wells, (ii) $12,000 was due to accretion of these additional asset retirement obligations, and (iii) one significant well being fully depleted during 2005 due to its lack of remaining reserves. These increases were partially offset by (i) the receipt of equipment credits on an abandoned well during 2005 and (ii) two significant wells being substantially depleted during 2004 due to their lack of remaining reserves. As a percentage of oil and gas sales, this expense decreased to 3.5% in 2005 from 4.1% in 2004, primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $6,000 (1.6%) in 2005 as compared to 2004. As a percentage of oil and gas sales, these expenses decreased to 6.3% in 2005 from 9.2% in 2004, primarily due to the increase in oil and gas sales.

      As further discussed in Notes 6 and 7 to the combined financial statements indexed in Item 15 hereof, the Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions and will be selling all of the Partnership's properties in the liquidation process. The Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.



                               II-E Partnership
                               ----------------

                     Year Ended December 31, 2006 Compared
                        to Year Ended December 31, 2005
                    --------------------------------------

      The following discussion contains amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Note 6 to the combined financial statements indexed in Item 15 hereof for more information about these discontinued operations.

      Total oil and gas sales decreased $484,000 (17.4%) in 2006 as compared to 2005. Of this decrease (i) $416,000 was related to a decrease in the average price of gas sold and (ii) $116,000 was related to a decrease in volumes of gas sold.

      Volumes of oil sold increased 85 barrels, while volumes of gas sold decreased 15,865 Mcf in 2006 as compared to 2005. The increase in volumes of oil sold was primarily due to (i) the successful completion of several new wells during late 2005 and mid 2006, (ii) an increase in production on one significant well following its successful recompletion during early 2006, and (iii) an increase in production on another significant well following its successful workover during mid 2006. These increases were partially offset by (i) normal declines in production, (ii) a substantial decline in production on one significant well following an unsuccessful workover of that well during mid 2005, and (iii) positive prior period volume adjustments made by the operator on one significant well during 2005. The well with a substantial decline in production is not expected to return to its previous level of production.

      Average oil prices increased to $62.41 per barrel in 2006 from $52.94 per barrel in 2005. Average gas prices decreased to $6.04 per Mcf in 2006 from $7.29 per Mcf in 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $179,000 (34.6%) in 2006 as compared to 2005. This increase was primarily due to (i) an increase in workover expenses and (ii) a $49,000 increase in lease operating expense during 2006 resulting from an increase in the Partnership's gas balancing position on several wells. As of the date of this Annual Report, management anticipates workover costs remaining at or increasing above 2006 levels due to the increased cost to perform a workover and the age of the wellbores. These increases were partially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 30.2% in 2006 from 18.6% in 2005, primarily due to the dollar increase in production expenses and the decrease in oil and gas sales.

      DD&A of oil and gas properties increased $2,000 (2.0%) in 2006 as compared to 2005. This increase was primarily due to (i) several wells being fully depleted during 2006 due to their lack of remaining reserves and (ii) the abandonment of another significant well during 2006 due to its lack of remaining reserves. These increases were partially offset by several wells being fully depleted during 2005 due to their lack of remaining reserves. As a percentage of oil and gas sales, this expense increased to 4.8% in 2006 from 3.9% in 2005, primarily due to the decrease in the average price of gas sold.

      The Partnership recognized a non-cash charge against earnings of $20,000 during 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during 2005.

      General and administrative expenses remained relatively constant in 2006 and 2005. As a percentage of oil and gas sales, these expenses increased to 12.3% in 2006 from 10.1% in 2005, primarily due to the decrease in oil and gas sales.

      As further discussed in Notes 6 and 7 to the combined financial statements indexed in Item 15 hereof, the Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions and will be selling all of the Partnership's properties in the liquidation process. The Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      The Limited Partners have received cash distributions through December 31, 2006 totaling $36,825,574 or 160.94% of Limited Partners' capital contributions.

                     Year Ended December 31, 2005 Compared
                        to Year Ended December 31, 2004
                    --------------------------------------

      The following discussion contains amounts for the years 2005 and 2004 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Note 6 to the combined financial statements indexed in Item 15 hereof for more information about these discontinued operations.

      Total oil and gas sales increased $830,000 (42.3%) in 2005 as compared to 2004. Of this increase $726,000 was related to an increase in the average price of gas sold.

      Volumes of oil sold decreased 12 barrels, while volumes of gas sold increased 6,680 Mcf in 2005 as compared to 2004. The decrease in volumes of oil sold was primarily due to normal declines in production. This decrease was substantially offset by the successful completion of two new wells during late 2004. The increase in volumes of gas sold was primarily due to (i) one significant well returning to production during mid 2005 following the resolution of transportation problems associated with line pressure and (ii) an increase in production on two significant wells following their successful workovers during early 2005. These increases were partially offset by normal declines in production.

      Average oil and gas prices increased to $52.94 per barrel and $7.29 per Mcf in 2005 from $37.62 per barrel and $5.22 per Mcf in 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $46,000 (9.8%) in 2005 as compared to 2004. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) and an increase in workover expenses. As a percentage of oil and gas sales, these expenses decreased to 18.6% in 2005 from 24.1% in 2004, primarily due to the increase in gas sales.

      DD&A of oil and gas properties increased $29,000 (35.5%) in 2005 as compared to 2004. Of this increase (i) $18,000 was due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which $12,000 was related to previously fully depleted wells, (ii) $3,000 was due to accretion of these additional asset retirement obligations, and (iii) one significant well being fully depleted during 2005 due to its lack of remaining reserves. As a percentage of oil and gas sales, this expense decreased to 3.9% in 2005 from 4.1% in 2004.

      General and administrative expenses increased $5,000 (2.0%) in 2005 as compared to 2004. As a percentage of oil and gas sales, these expenses decreased to 10.1% for 2005 from 14.1% in 2004, primarily due to the increase in gas sales.

      As further discussed in Notes 6 and 7 to the combined financial statements indexed in Item 15 hereof, the Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions and will be selling all of the Partnership's properties in the liquidation process. The Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.



                               II-F Partnership
                               ----------------

                     Year Ended December 31, 2006 Compared
                        to Year Ended December 31, 2005
                    --------------------------------------

      The following discussion contains amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Note 6 to the combined financial statements indexed in Item 15 hereof for more information about these discontinued operations.

      Total oil and gas sales decreased $223,000 (12.6%) in 2006 as compared to 2005. Of this decrease (i) $217,000 was related to a decrease in the average price of gas sold and (ii) $40,000 was related to a decrease in volumes of gas sold. These decreases were partially offset by an increase of $27,000 related to an increase in the average price of oil sold.

      Volumes of oil sold increased 127 barrels, while volumes of gas sold decreased 5,621 Mcf in 2006 as compared to 2005. The increase in volumes of oil sold was primarily due to the successful completion of several new wells during late 2005 and mid 2006. This increase was partially offset by (i) a substantial decline in production during 2006 on one significant well following its 2005 workover and (ii) normal declines in production. The well with a substantial decline in production is not expected to return to its previous level of production.

      Average oil prices increased to $60.49 per barrel in 2006 from $52.56 per barrel in 2005. Average gas prices decreased to $6.06 per Mcf in 2006 from $7.04 per Mcf in 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $73,000 (23.6%) in 2006 as compared to 2005. This increase was primarily due to an increase in workover expenses. As of the date of this Annual Report, management anticipates workover costs remaining at or increasing above 2006 levels due to the increased cost to perform a workover and the age of the Partnership's wellbores. This increase in production expenses was partially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 24.7% in 2006 from 17.4% in 2005, primarily due to the dollar increase in production expenses and the decrease in oil and gas sales.

      DD&A of oil and gas properties increased $31,000 (36.4%) in 2006 as compared to 2005. This increase was primarily due to (i) several wells being fully depleted during 2006 due to their lack of remaining reserves and (ii) the abandonment of another significant well during 2006 due to its lack of remaining reserves. These increases were partially offset by several other wells being fully depleted during 2005 due to their lack of remaining reserves. As a percentage of oil and gas sales, this expense increased to 7.5% in 2006 from 4.8% in 2005, primarily due to the dollar increase in DD&A.

      The Partnership recognized a non-cash charge against earnings of $24,000 during 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during 2005.

      General and administrative expenses remained relatively constant for 2006 and 2005. As a percentage of oil and gas sales, these expenses increased to 14.2% in 2006 from 12.3% in 2005, primarily due to the decrease in oil and gas sales.

      As further discussed in Notes 6 and 7 to the combined financial statements indexed in Item 15 hereof, the Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions and will be selling all of the Partnership's properties in the liquidation process. The Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      The Limited Partners have received cash distributions through December 31, 2006 totaling $34,473,051 or 201.13% of Limited Partners' capital contributions.


                     Year Ended December 31, 2005 Compared
                        to Year Ended December 31, 2004
                    --------------------------------------

      The following discussion contains amounts for the years 2005 and 2004 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Note 6 to the combined financial statements indexed in Item 15 hereof for more information about these discontinued operations.

      Total oil and gas sales increased $340,000 (23.9%) in 2005 as compared to 2004. Of this increase $52,000 and $484,000 were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of $206,000 related to a decrease in volumes of gas sold.

      Volumes of oil sold increased 284 barrels, while volumes of gas sold decreased 42,056 Mcf in 2005 as compared to 2004. The increase in volumes of oil sold was primarily due to the successful completion of two new wells during late 2004. This increase was partially offset by (i) normal declines in production and (ii) positive prior period volume adjustments made by the operators on several wells during 2004. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment included in the receipt of first revenues on one significant well during 2004.

      Average oil and gas prices increased to $52.56 per barrel and $7.04 per Mcf in 2005 from $36.44 per barrel and $4.90 per Mcf in 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $44,000 (16.6%) in 2005 as compared to 2004. This increase was primarily due to (i) an increase in workover expenses, (ii) an increase in production taxes associated with the increase in oil and gas sales, and (iii) a $6,000 increase in lease operating expense in 2005 resulting from an increase in the Partnership's gas balancing position on several wells. As a percentage of oil and gas sales, these expenses decreased to 17.4% in 2005 from 18.5% in 2004.

      DD&A of oil and gas properties decreased $91,000 (51.6%) in 2005 as compared to 2004. This decrease was primarily due to (i) one significant well being fully depleted during 2004 due to its lack of remaining reserves and (ii) the decrease in volumes of gas sold. These decreases were partially offset by
(i) an increase of $12,000 due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which $9,000 was related to previously fully depleted wells, (ii) an increase of $3,000 due to accretion of the additional asset retirement obligations, and (iii) one significant well being fully depleted during 2005 due to its lack of remaining reserves. As a percentage of oil and gas sales, this expense decreased to 4.8% in 2005 from 12.3% in 2004, primarily due to the dollar decrease in DD&A.

      General and administrative expenses increased $6,000 (2.7%) in 2005 as compared to 2004. As a percentage of oil and gas sales, these expenses decreased to 12.3% in 2005 from 14.8% in 2004, primarily due to the increase in oil and gas sales.

      As further discussed in Notes 6 and 7 to the combined financial statements indexed in Item 15 hereof, the Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions and will be selling all of the Partnership's properties in the liquidation process. The Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.



                               II-G Partnership
                               ----------------

                     Year Ended December 31, 2006 Compared
                        to Year Ended December 31, 2005
                    --------------------------------------

      The following discussion contains amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Note 6 to the combined financial statements indexed in Item 15 hereof for more information about these discontinued operations.

      Total oil and gas sales decreased $470,000 (12.4%) in 2006 as compared to 2005. Of this decrease $498,000 was related to a decrease in the average price of gas sold. This decrease was partially offset by an increase of $56,000 related to an increase in the average price of oil sold.

      Volumes of oil sold increased 228 barrels, while volumes of gas sold decreased 5,663 Mcf in 2006 as compared to 2005. The increase in volumes of oil sold was primarily due to the successful completion of several new wells during late 2005 and mid 2006. This increase was partially offset by (i) a substantial decline in production during 2006 on one significant well following its 2005 workover and (ii) normal declines in production. The well with a substantial decline in production is not expected to return to its previous level of production.

      Average oil prices increased to $60.56 per barrel in 2006 from $52.60 per barrel in 2005. Average gas prices decreased to $6.05 per Mcf in 2006 from $7.09 per Mcf in 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $159,000 (24.0%) in 2006 as compared to 2005. This increase was primarily due to an increase in workover expenses. As of the date of this Annual Report, management anticipates workover costs remaining at or increasing above 2006 levels due to the increased cost to perform a workover and the age of the Partnership's wellbores. This increase in production expenses was partially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 24.7% in 2006 from 17.5% in 2005, primarily due to the dollar increase in production expenses and the decrease in oil and gas sales.

      DD&A of oil and gas properties increased $67,000 (36.9%) in 2006 as compared to 2005. This increase was primarily due to (i) several wells being fully depleted during 2006 due to their lack of remaining reserves and (ii) the abandonment of another significant well during 2006 due to its lack of remaining reserves. These increases were partially offset by several other wells being fully depleted during 2005 due to their lack of remaining reserves. As a percentage of oil and gas sales, this expense increased to 7.5% in 2006 from 4.8% in 2005, primarily due to the dollar increase in DD&A.

      The Partnership recognized a non-cash charge against earnings of $54,000 during 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during 2005.

      General and administrative expenses remained relatively constant for 2006 and 2005. As a percentage of oil and gas sales, these expenses increased to 13.2% in 2006 from 11.5% in 2005, primarily due to the decrease in oil and gas sales.

      As further discussed in Notes 6 and 7 to the combined financial statements indexed in Item 15 hereof, the Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions and will be selling all of the Partnership's properties in the liquidation process. The Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      The Limited Partners have received cash distributions through December 31, 2006 totaling $72,222,371 or 194.05% of Limited Partners' capital contributions.


                     Year Ended December 31, 2005 Compared
                        to Year Ended December 31, 2004
                    --------------------------------------

      The following discussion contains amounts for the years 2005 and 2004 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Note 6 to the combined financial statements indexed in Item 15 hereof for more information about these discontinued operations.

      Total oil and gas sales increased $727,000 (23.7%) in 2005 as compared to 2004. Of this increase $110,000 and $1,049,000 were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of $455,000 related to a decrease in volumes of gas sold.

      Volumes of oil sold increased 631 barrels, while volumes of gas sold decreased 92,416 Mcf in 2005 as compared to 2004. The increase in volumes of oil sold was primarily due to the successful completion of two new wells during late 2004. This increase was partially offset by (i) normal declines in production and (ii) positive prior period volume adjustments made by the operators on several wells during 2004. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment included in the receipt of first revenues on one significant well during 2004.

      Average oil and gas prices increased to $52.60 per barrel and $7.09 per Mcf in 2005 from $36.47 per barrel and $4.93 per Mcf in 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $99,000 (17.5%) in 2005 as compared to 2004. This increase was primarily due to (i) an increase in workover expenses, (ii) an increase in production taxes associated with the increase in oil and gas sales, and (iii) an $8,000 increase in lease operating expense in 2005 resulting from an increase in the Partnership's gas balancing position on several wells. As a percentage of oil and gas sales, these expenses decreased to 17.5% in 2005 from 18.4% in 2004.

      DD&A of oil and gas properties decreased $213,000 (53.8%) in 2005 as compared to 2004. This decrease was primarily due to (i) one significant well being fully depleted during 2004 due to its lack of remaining reserves and (ii) the decrease in volumes of gas sold. These decreases were partially offset by
(i) an increase of $27,000 due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which $19,000 was related to previously fully depleted wells, (ii) an increase of $6,000 due to accretion of the additional asset retirement obligations, and (iii) one significant well being fully depleted during 2005 due to its lack of remaining reserves. As a percentage of oil and gas sales, this expense decreased to 4.8% in 2005 from 12.9% in 2004, primarily due to the dollar decrease in DD&A.

      General and administrative expenses increased $5,000 (1.1%) in 2005 as compared to 2004. As a percentage of oil and gas sales, these expenses decreased to 11.5% in 2005 from 14.1% in 2004, primarily due to the increase in oil and gas sales.

      As further discussed in Notes 6 and 7 to the combined financial statements indexed in Item 15 hereof, the Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions and will be selling all of the Partnership's properties in the liquidation process. The Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.



                               II-H Partnership
                               ----------------

                     Year Ended December 31, 2006 Compared
                        to Year Ended December 31, 2005
                    --------------------------------------

      The following discussion contains amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Note 6 to the combined financial statements indexed in Item 15 hereof for more information about these discontinued operations.

      Total oil and gas sales decreased $114,000 (12.4%) in 2006 as compared to 2005. Of this decrease (i) $117,000 was related to a decrease in the average price of gas sold and (ii) $13,000 was related to a decrease in volumes of gas sold. These decreases were partially offset by an increase of $13,000 related to an increase in the average price of oil sold.

      Volumes of oil sold increased 54 barrels, while volumes of gas sold decreased 1,879 Mcf in 2006 as compared to 2005. The increase in volumes of oil sold was primarily due to the successful completion of several new wells during late 2005 and mid 2006. This increase was partially offset by (i) a substantial decline in production during 2006 on one significant well following a 2005 workover of that well and (ii) normal declines in production. The well with a substantial decline in production is not expected to return to its previously high levels of production.

      Average oil prices increased to $60.62 per barrel in 2006 from $52.52 per barrel in 2005. Average gas prices decreased to $6.08 per Mcf in 2006 from $7.08 per Mcf in 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $36,000 (21.8%) in 2006 as compared to 2005. This increase was primarily due to an increase in workover expenses. As of the date of this Annual Report, management anticipates workover costs remaining at or increasing above 2006 levels due to the increased cost to perform a workover and the age of the wellbores. This increase was partially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 24.7% in 2006 from 17.8% in 2005, primarily due to the dollar increase in production expenses and the decrease in oil and gas sales.

      DD&A of oil and gas properties increased $16,000 (38.0%) in 2006 as compared to 2005. This increase was primarily due to (i) several wells being fully depleted during 2006 due to their lack of remaining reserves and (ii) the abandonment of another significant well during 2006 due to its lack of remaining reserves. These increases were partially offset by several other wells being fully depleted during 2005 due to their lack of remaining reserves. As a percentage of oil and gas sales, this expense increased to 7.4% in 2006 from 4.7% in 2005, primarily due to the dollar increase in DD&A.

      The Partnership recognized a non-cash charge against earnings of $7,000 during 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during 2005.

      General and administrative expenses increased $2,000 (1.4%) in 2006 as compared to 2005. As a percentage of oil and gas sales, these expenses increased to 16.3% in 2006 from 14.1% in 2005, primarily due to the decrease in oil and gas sales.

      As further discussed in Notes 6 and 7 to the combined financial statements indexed in Item 15 hereof, the Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions and will be selling all of the Partnership's properties in the liquidation process. The Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      The Limited Partners have received cash distributions through December 31, 2006 totaling $16,783,364 or 183.00% of Limited Partners' capital contributions.


                     Year Ended December 31, 2005 Compared
                        to Year Ended December 31, 2004
                    --------------------------------------

      The following discussion contains amounts for the years 2005 and 2004 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Note 6 to the combined financial statements indexed in Item 15 hereof for more information about these discontinued operations.

      Total oil and gas sales increased $174,000 (23.3%) in 2005 as compared to 2004. Of this increase $25,000 and $253,000 were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of $109,000 related to a decrease in volumes of gas sold.

      Volumes of oil sold increased 117 barrels, while volumes of gas sold decreased 22,001 Mcf in 2005 as compared to 2004. The increase in volumes of oil sold was primarily due to the successful completion of two new wells during late 2004. This increase was partially offset by (i) normal declines in production and (ii) positive prior period volume adjustments made by the operators on several wells during 2004. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment included in the receipt of first revenues on one significant well during 2004.

      Average oil and gas prices increased to $52.52 per barrel and $7.08 per Mcf in 2005 from $36.52 per barrel and $4.95 per Mcf in 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $23,000 (16.5%) in 2005 as compared to 2004. This increase was primarily due to (i) an increase in workover expenses, (ii) an increase in production taxes associated with the increase in oil and gas sales, and (iii) a $3,000 increase in lease operating expense in 2005 resulting from an increase in the Partnership's gas balancing position on several wells. As a percentage of oil and gas sales, these expenses decreased to 17.8% in 2005 from 18.8% in 2004.

      DD&A of oil and gas properties decreased $53,000 (55.1%) in 2005 as compared to 2004. This decrease was primarily due to (i) one significant well being fully depleted during 2004 due to its lack of remaining reserves and (ii) the decrease in volumes of gas sold. These decreases were partially offset by
(i) an increase of $6,000 due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which $5,000 was related to previously fully depleted wells, (ii) an increase of $1,000 due to accretion of the additional asset retirement obligations, and (iii) one significant well being fully depleted during 2005 due to its lack of remaining reserves. As a percentage of oil and gas sales, this expense decreased to 4.7% in 2005 from 12.9% in 2004, primarily due to the dollar decrease in DD&A.

      General and administrative expenses increased $6,000 (4.9%) in 2005 as compared to 2004. As a percentage of oil and gas sales, these expenses decreased to 14.1% in 2005 from 16.6% in 2004, primarily due to the increase in oil and gas sales.

      As further discussed in Notes 6 and 7 to the combined financial statements indexed in Item 15 hereof, the Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions and will be selling all of the Partnership's properties in the liquidation process. The Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.


      Average Sales Prices, Production Volumes, and Average Production Costs

      The following tables are comparisons of the annual average oil and gas sales prices, production volumes, and average production costs (lease operating expenses and production taxes) per equivalent unit (one barrel of oil or six Mcf of gas) for 2006, 2005, and 2004. These factors comprise the change in net oil and gas operations discussed in the "Results of Operations" section above.
















                  [Remainder of Page Intentionally Left Blank]

                             2006 Compared to 2005
                             ---------------------

                             Average Sales Prices
----------------------------------------------------------------------------
P/ship                2006                   2005(1)             % Change
------         ------------------      ------------------      -------------
                 Oil        Gas          Oil        Gas
               ($/Bbl)    ($/Mcf)      ($/Bbl)    ($/Mcf)      Oil      Gas
               -------    -------      -------    -------      ---     -----
 II-A          $63.19      $6.48       $53.93      $7.23       17%     (10%)
 II-B           64.28       6.24        53.89       7.00       19%     (11%)
 II-C           64.07       6.22        53.75       6.98       19%     (11%)
 II-D           59.63       6.05        50.84       7.13       17%     (15%)
 II-E           62.41       6.04        52.94       7.29       18%     (17%)
 II-F           60.49       6.06        52.56       7.04       15%     (14%)
 II-G           60.56       6.05        52.60       7.09       15%     (15%)
 II-H           60.62       6.08        52.52       7.08       15%     (14%)

                              Production Volumes
-----------------------------------------------------------------------------
P/ship              2006                     2005(1)             % Change
------       ------------------        ------------------      --------------
               Oil       Gas            Oil        Gas          Oil      Gas
             (Bbls)     (Mcf)          (Bbls)     (Mcf)        (Bbls)   (Mcf)
             ------    -------         ------     -------      ------   -----
 II-A        37,392    521,593         39,917     579,253      ( 6%)   (10%)
 II-B        26,629    464,235         30,421     489,345      (12%)   ( 5%)
 II-C        12,078    277,010         14,075     310,311      (14%)   (11%)
 II-D        14,674    630,550         15,976     722,142      ( 8%)   (13%)
 II-E         4,592    334,024          4,507     349,889        2%    ( 5%)
 II-F         3,349    221,303          3,222     226,924        4%    ( 2%)
 II-G         7,078    478,646          6,850     484,309        3%    ( 1%)
 II-H         1,644    116,535          1,590     118,414        3%    ( 2%)

                           Average Production Costs
                         per Equivalent Barrel of Oil
                    --------------------------------------
                    P/ship     2006    2005(1)    % Change
                    ------    ------   -------    --------
                     II-A     11.29     10.03        13%
                     II-B     12.73      9.97        28%
                     II-C     11.38      8.83        29%
                     II-D      9.26      8.05        15%
                     II-E     11.57      8.24        40%
                     II-F      9.47      7.51        26%
                     II-G      9.47      7.57        25%
                     II-H      9.49      7.70        23%

(1) These amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations. See Item 7 for more information about these discontinued operations.

                              2005 Compared to 2004
                             ---------------------

                             Average Sales Prices
--------------------------------------------------------------------------
P/ship              2005(1)                 2004(1)             % Change
------         ------------------      ------------------      -----------
                 Oil        Gas          Oil        Gas
               ($/Bbl)    ($/Mcf)      ($/Bbl)    ($/Mcf)      Oil     Gas
               -------    -------      -------    -------      ---     ---
 II-A          $53.93      7.23        $37.21      $5.42       45%     33%
 II-B           53.89      7.00         38.89       5.10       39%     37%
 II-C           53.75      6.98         38.99       5.06       38%     38%
 II-D           50.84      7.13         38.64       5.11       32%     40%
 II-E           52.94      7.29         37.62       5.22       41%     40%
 II-F           52.56      7.04         36.44       4.90       44%     44%
 II-G           52.60      7.09         36.47       4.93       44%     44%
 II-H           52.52      7.08         36.52       4.95       44%     43%

                              Production Volumes
----------------------------------------------------------------------------
P/ship            2005(1)                   2004(1)              % Change
------       ------------------        -----------------      --------------
               Oil        Gas            Oil        Gas        Oil      Gas
             (Bbls)      (Mcf)         (Bbls)      (Mcf)      (Bbls)   (Mcf)
             ------    -------         ------     -------     ------   -----
 II-A        39,917    579,253         46,952     572,607     (15%)      1%
 II-B        30,421    489,345         32,490     511,944     ( 6%)    ( 4%)
 II-C        14,075    310,311         14,712     290,665     ( 4%)      7%
 II-D        15,976    722,142         18,587     645,031     (14%)     12%
 II-E         4,507    349,889          4,519     343,209       -        2%
 II-F         3,222    226,924          2,938     268,980      10%     (16%)
 II-G         6,850    484,309          6,219     576,725      10%     (16%)
 II-H         1,590    118,414          1,473     140,415       8%     (16%)

                           Average Production Costs
                         per Equivalent Barrel of Oil
                    --------------------------------------
                    P/ship    2005(1)  2004(1)    % Change
                    ------    ------   -------    --------
                     II-A     10.03     8.56         17%
                     II-B      9.97     8.26         21%
                     II-C      8.83     7.90         12%
                     II-D      8.05     7.75          4%
                     II-E      8.24     7.64          8%
                     II-F      7.51     5.53         36%
                     II-G      7.57     5.51         37%
                     II-H      7.70     5.66         36%

(1) These amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations. See Item 7 for more information about these discontinued operations.

      Liquidity and Capital Resources

      See discussion above under the heading "Partnership Termination" for information regarding termination of the Partnerships as of December 31, 2007.

      Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item 5. Market for Units and Related Limited Partner Matters." The net proceeds from production generally are not reinvested in productive assets, except to the extent that producing wells are improved, where methods are employed to permit more efficient recovery of reserves, or where identified developmental drilling or recompletion opportunities are pursued, thereby resulting in a positive economic impact. Assuming 2006 production levels for future years, the Partnerships proved reserve quantities at December 31, 2006 would have the following remaining lives:


                  Discontinued Operations  Continuing Operations
                  -----------------------  ---------------------
   Partnership    Gas-Years   Oil-Years    Gas-Years   Oil-Years
   -----------    ---------   ---------    ---------   ---------

     II-A            9.1        14.8          10.3        9.9
     II-B            3.4        13.2           9.3       12.8
     II-C            3.7        11.6          11.5       12.8
     II-D           13.1        11.6          12.4        6.1
     II-E            7.1         6.3          10.8        7.6
     II-F            5.3         8.6           8.5        9.1
     II-G            5.3         8.6           8.5        9.2
     II-H            5.2         8.6           8.6        9.7

These life of reserves estimates are based on the current estimates of remaining oil and gas reserves. See "Item 2. Properties" for a discussion of these reserve estimates. Any increase or decrease in the oil and gas prices at December 31, 2006 may cause an increase or decrease in the estimated life of said reserves. As discussed above, the Partnerships will terminate on December 31, 2007.

      The Partnerships' available capital from the Limited Partners' subscriptions has been spent on oil and gas properties and there should be no further material capital resource commitments in the future. The Partnerships have no debt commitments. Cash for operational purposes will be provided by current oil and gas production. During 2006, 2005, and 2004, the Partnerships expended no capital on oil and gas acquisition or exploration activities. However, during those years the Partnerships expended the following amounts on oil and gas development activities, primarily well recompletions and developmental drilling:

         Partnership            2006              2005              2004
         -----------          --------          --------           --------

             II-A             $147,711          $133,494          $ 93,122
             II-B               91,436            96,434            53,458
             II-C               47,076            54,420            11,074
             II-D              129,167           151,464            16,239
             II-E               99,528            31,965            30,342
             II-F               96,507            20,736            79,459
             II-G              201,433            43,264           174,306
             II-H               46,421             9,960            43,819

While these expenditures reduce or eliminate cash available for a particular quarterly cash distribution, the General Partner believes that these activities are necessary for the prudent operation of the properties and maximization of their value to the Partnerships.

      The Partnerships sold certain oil and gas properties during 2006, 2005, and 2004. The sales of the Partnerships' properties were made by the General Partner after giving due consideration to both the offer price and the General Partner's estimate of the property's remaining proved reserves and future operating costs. Net proceeds from the sales of such properties were distributed to the Partnerships and included in the calculation of the Partnerships' cash distributions for either the quarter the Partnerships received the proceeds or the quarter immediately following the Partnerships' receipt of the proceeds. The amount of such proceeds from the sales of oil and gas properties during 2006, 2005, and 2004, were as follows:

         Partnership            2006            2005           2004
         -----------        -----------        -------       --------

            II-A            $    47,161        $  -           $26,393
            II-B                  7,244           -            32,405
            II-C                  3,866           -            13,888
            II-D                 56,884         27,451           -
            II-E              2,323,217           -             8,569
            II-F              4,956,897           -            22,941
            II-G             10,442,093           -            48,031
            II-H              2,457,826           -            11,149


      There can be no assurance as to the amount of the Partnerships' future cash distributions. The Partnerships' ability to make cash distributions depends primarily upon the level of available cash flow generated by the Partnerships' operating activities and sale of oil and gas properties, which will be affected (either positively or negatively) by many factors beyond the control of the Partnerships, including the price of and demand for oil and gas and other market and economic conditions. Even if prices and costs remain stable, the amount of cash available for distributions will decline over time (as the volume of production from producing properties declines) since the Partnerships are not generally replacing production through acquisitions of producing properties and extensive drilling.

      If the Partnerships were to continue past December 31, 2007, the General Partner would expect the Partnerships' general and administrative expenses to increase due to costs required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Such anticipated increase would reduce cash available for distributions. Due to the Partnerships' termination on December 31, 2007, these expenses will not occur; however, the Partnerships will incur increased expenses as part of their liquidation (e.g. auction fees, legal and title expenses associated with property sales, etc.).


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

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties for each oil and gas well. If the unamortized costs, net of salvage value, of oil and gas properties exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. In the third quarter of 2006, natural gas prices declined significantly. Consequently, the partnerships incurred impairments utilizing the natural gas spot prices that existed on September 30, 2006. The impairments related to continuing operations recognized in the third quarter totaled approximately $13,000, $7,000, $5,000, $3,000, $20,000, $24,000, $54,000, and $7,000 for the II-A, II-B, II-C, II-D, II-E,
II-F, II-G, and II-H Partnerships, respectively. Once incurred, an impairment of oil and natural gas properties is not reversible.

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

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil and gas industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas price for which the Partnerships are currently settling similar liabilities. These amounts were recorded as gas imbalance payables in accordance with the sales method. These gas imbalance payables will be settled by either gas production by the underproduced party in excess of current estimates of total gas reserves for the well or by a negotiated or contractual payment to the underproduced party.

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


      New Accounting Pronouncement

      In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements" (FAS No. 157). FAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. FAS No. 157 is effective for fiscal years beginning after November 5, 2007. The Partnerships are currently assessing the impact of FAS No. 157 on their results of operations, financial condition and cash flows.


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. Inflationary pressure on drilling and operating costs have impacted the operating costs and drilling costs incurred by the Partnerships. This pressure is expected to continue if commodity prices remain at their current levels. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item
2. Properties-Oil and Gas Production, Revenue, and Price History."



ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK

      The value of net assets in liquidation of the Partnerships is substantially dependent on prices of crude oil, natural gas, and natural gas liquids. Declines in commodity prices will adversely affect the amount of cash that will be received from the sale of oil and gas and from the sale of the Partnerships' oil and gas properties in liquidation, and thus ultimately affect the amount of cash that will be available for distribution to the partners. The following table presents the estimated change in value presuming a decrease of 10% in forecasted natural gas and crude oil prices. These estimated decreases in liquidation values are in comparison to the estimated liquidation value calculated using strip pricing for the unaudited pro-forma combined balance sheets at December 31, 2006 presented in Note 7 to the combined financial statements indexed in Item 15 hereof.


                      General          Limited
Partnership           Partner          Partners          Total
-----------          --------         ----------      ----------

     II-A            $269,000        $2,417,000       $2,686,000
     II-B             195,000         1,757,000        1,952,000
     II-C             103,000           931,000        1,034,000
     II-D             208,000         1,874,000        2,082,000
     II-E              94,000           846,000          940,000
     II-F             108,000           969,000        1,077,000
     II-G             229,000         2,058,000        2,287,000
     II-H              54,000           488,000          542,000



ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data are indexed in Item 15 hereof. Such financial statements and supplementary data are audited and presented on a going concern basis. Since termination of the Partnerships is now imminent, the General Partner has prepared unaudited pro forma combined balance sheets which are presented on a liquidation basis. These unaudited liquidation basis pro forma combined balance sheets are included in Note 7 to the financial statements indexed in Item 15 hereof.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.



ITEM 9A.   CONTROLS AND PROCEDURES

      As of the end of this period covered by this report, the principal executive officer and principal financial officer conducted an evaluation of the Partnerships' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based on this evaluation, such officers concluded that the Partnerships' disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnerships in reports filed under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time periods specified in the Securities and Exchange Commission rules and forms. This evaluation did not result in any changes in the Partnerships' internal control over financial reporting that materially affected, or were reasonably likely to materially affect, the Partnerships' internal control over financial reporting.



ITEM 9B.    OTHER INFORMATION

      The General Partner is not aware of any information required to be reported on Form 8-K during the fourth quarter of 2006 but which was not so reported.



                                   PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE GENERAL PARTNER, AND CORPORATE GOVERNANCE

      The Partnerships have no directors or executive officers. The following individuals are directors and executive officers of the General Partner. The business address of such director and executive officers is Two West Second Street, Tulsa, Oklahoma 74103.

            Name            Age      Position with General Partner
      ----------------      ---     --------------------------------

      Dennis R. Neill       55      President and Director

      Judy K. Fox           56      Secretary

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


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Partnerships and the General Partner, there were no officers, directors, or ten percent owners who were delinquent filers during 2006 of reports required under Section 16 of the Securities Exchange Act of 1934.


      Audit Committee Financial Expert

      The Partnerships are not required by SEC regulations or otherwise to maintain an audit committee. The board of directors of the General Partner serves as the audit committee. The board of directors of the General Partner consists of one person who is not an audit committee financial expert, as defined in the SEC regulations.


      Compensation Committee Interlocks and Insider Participation

      As described above and in "Item 11. Executive Compensation" below, the Partnerships have no directors or executive officers. The General Partner is compensated by way of reimbursement of actual general and administrative and operating costs incurred and attributable to the Partnerships. Such reimbursements are governed by the terms of the Partnerships' partnership agreements. No directors or executive officers of the General Partner receive compensation directly from the Partnerships. Accordingly, the Partnerships do not maintain a compensation committee.

      Compensation Committee Report

      As described above, the Partnerships do not have a compensation committee or any board performing equivalent functions. The board of directors of the General Partner has not reviewed and discussed the Compensation Discussion and Analysis with management of the General Partner and does not believe that such Compensation Discussion and Analysis should be included in this Annual Report on Form 10-K. The board of directors of the General Partner consists of Mr. Dennis
R. Neill.

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



ITEM 11.    EXECUTIVE COMPENSATION

      The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The amount of general and administrative expense allocated to the General Partner and its affiliates which was charged to each Partnership during 2006, 2005, and 2004, is set forth in the table below. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements.

            Partnership        2006         2005          2004
            -----------      --------     --------      --------

               II-A          $509,772     $509,772      $509,772
               II-B           380,760      380,760       380,760
               II-C           162,756      162,756       162,756
               II-D           331,452      331,452       331,452
               II-E           240,864      240,864       240,864
               II-F           180,420      180,420       180,420
               II-G           391,776      391,776       391,776
               II-H            96,540       96,540        96,540

      None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities based on the allocation method described above. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates during 2006, 2005, and 2004:


                  [Remainder of Page Intentionally Left Blank]


                                                 Salary Reimbursements

                                                    II-A Partnership
                                                    ----------------
                                           Three Years Ended December 31, 2006

                                                                        Long Term Compensation
                                                                  ----------------------------------
                                     Annual Compensation                     Awards          Payouts
                                -----------------------------     ------------------------   -------
                                                                                  Securi-
                                                       Other                       ties                   All
     Name                                              Annual     Restricted      Under-                 Other
      and                                             Compen-       Stock         lying       LTIP      Compen-
   Principal                     Salary    Bonus      sation       Award(s)      Options/    Payouts    sation
   Position             Year      ($)       ($)         ($)          ($)          SARs(#)      ($)        ($)
----------------        ----    --------   -----      -------     ----------     --------    -------    -------
Dennis R. Neill,
President(1)            2004       -         -           -            -             -           -          -
                        2005       -         -           -            -             -           -          -
                        2006       -         -           -            -             -           -          -

All Executive
Officers,
Directors,
and Employees
as a group(2)           2004    $296,458     -           -            -             -           -          -
                        2005    $304,212     -           -            -             -           -          -
                        2006    $312,463     -           -            -             -           -          -

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



                                                  Salary Reimbursements

                                                    II-B Partnership
                                                    ----------------
                                           Three Years Ended December 31, 2006

                                                                             Long Term Compensation
                                                                     ------------------------------------
                                       Annual Compensation                    Awards              Payouts
                                 -------------------------------     -----------------------      -------
                                                                                     Securi-
                                                          Other                       ties                      All
     Name                                                 Annual     Restricted      Under-                    Other
      and                                                Compen-       Stock         lying         LTIP       Compen-
   Principal                      Salary      Bonus      sation       Award(s)      Options/      Payouts     sation
   Position             Year       ($)         ($)         ($)          ($)          SARs(#)        ($)         ($)
----------------        ----     --------     -----      -------     ----------     --------      -------     -------
Dennis R. Neill,
President(1)            2004        -           -           -            -             -             -           -
                        2005        -           -           -            -             -             -           -
                        2006        -           -           -            -             -             -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)           2004     $221,431       -           -            -             -             -           -
                        2005     $227,222       -           -            -             -             -           -
                        2006     $233,385       -           -            -             -             -           -

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


                                                  Salary Reimbursements

                                                    II-C Partnership
                                                    ----------------
                                           Three Years Ended December 31, 2006

                                                                            Long Term Compensation
                                                                    -----------------------------------
                                      Annual Compensation                   Awards              Payouts
                                 -------------------------------    -----------------------     -------
                                                                                    Securi-
                                                          Other                      ties                     All
     Name                                                 Annual    Restricted      Under-                   Other
      and                                                Compen-      Stock         lying        LTIP       Compen-
   Principal                      Salary      Bonus      sation      Award(s)      Options/     Payouts     sation
   Position             Year       ($)         ($)         ($)         ($)          SARs(#)       ($)         ($)
----------------        ----     --------     -----      -------    ----------     --------     -------     -------
Dennis R. Neill,
President(1)            2004        -           -           -           -              -           -           -
                        2005        -           -           -           -              -           -           -
                        2006        -           -           -           -              -           -           -


All Executive
Officers,
Directors,
and Employees
as a group(2)           2004     $94,651        -           -           -              -           -           -
                        2005     $97,126        -           -           -              -           -           -
                        2006     $99,761        -           -           -              -           -           -
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



                                                  Salary Reimbursements

                                                    II-D Partnership
                                                    ----------------
                                           Three Years Ended December 31, 2006

                                                                           Long Term Compensation
                                                                     ----------------------------------
                                       Annual Compensation                   Awards             Payouts
                                 ------------------------------      -----------------------    -------
                                                                                     Securi-
                                                          Other                       ties                    All
     Name                                                 Annual     Restricted      Under-                  Other
      and                                                Compen-       Stock         lying       LTIP       Compen-
   Principal                      Salary      Bonus      sation       Award(s)      Options/    Payouts     sation
   Position             Year       ($)         ($)         ($)          ($)          SARs(#)      ($)         ($)
----------------        ----     --------     -----      -------     ----------     --------    -------     -------
Dennis R. Neill,
President(1)            2004        -           -           -             -             -          -           -
                        2005        -           -           -             -             -          -           -
                        2006        -           -           -             -             -          -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)           2004     $192,756       -           -             -             -          -           -
                        2005     $197,797       -           -             -             -          -           -
                        2006     $203,162       -           -             -             -          -           -

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



                                                  Salary Reimbursements

                                                    II-E Partnership
                                                    ----------------
                                           Three Years Ended December 31, 2006

                                                                           Long Term Compensation
                                                                    -----------------------------------
                                       Annual Compensation                    Awards            Payouts
                                 ------------------------------     -----------------------     -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                      Salary     Bonus      sation       Award(s)      Options/     Payouts     sation
   Position             Year       ($)        ($)         ($)          ($)          SARs(#)       ($)         ($)
----------------        ----     --------    -----      -------     ----------     --------     -------     -------
Dennis R. Neill,
President(1)            2004        -          -          -             -              -           -           -
                        2005        -          -          -             -              -           -           -
                        2006        -          -          -             -              -           -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)           2004     $140,074      -          -             -              -           -           -
                        2005     $143,738      -          -             -              -           -           -
                        2006     $147,637      -          -             -              -           -           -

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



                                                  Salary Reimbursements

                                                    II-F Partnership
                                                    ----------------
                                           Three Years Ended December 31, 2006

                                                                            Long Term Compensation
                                                                     ----------------------------------
                                        Annual Compensation                     Awards          Payouts
                                 -------------------------------     -----------------------    -------
                                                                                     Securi-
                                                          Other                       ties                    All
     Name                                                 Annual     Restricted      Under-                  Other
      and                                                Compen-       Stock         lying       LTIP       Compen-
   Principal                      Salary      Bonus      sation       Award(s)      Options/    Payouts     sation
   Position             Year       ($)         ($)         ($)          ($)          SARs(#)      ($)         ($)
----------------        ----     --------     -----      -------     ----------     --------    -------     -------
Dennis R. Neill,
President(1)            2004        -           -          -              -             -          -           -
                        2005        -           -          -              -             -          -           -
                        2006        -           -          -              -             -          -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)           2004     $104,923       -          -              -             -          -           -
                        2005     $107,667       -          -              -             -          -           -
                        2006     $110,588       -          -              -             -          -           -
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


                                                  Salary Reimbursements

                                                    II-G Partnership
                                                    ----------------
                                           Three Years Ended December 31, 2006

                                                                          Long Term Compensation
                                                                  -------------------------------------
                                      Annual Compensation                  Awards               Payouts
                                -----------------------------     ----------------------        -------
                                                                                 Securi-
                                                       Other                      ties                        All
     Name                                              Annual     Restricted     Under-                      Other
      and                                             Compen-       Stock        lying           LTIP       Compen-
   Principal                     Salary     Bonus     sation       Award(s)     Options/        Payouts     sation
   Position             Year      ($)        ($)        ($)          ($)         SARs(#)          ($)         ($)
----------------        ----    --------    -----     -------     ----------    --------        -------     -------
Dennis R. Neill,
President(1)            2004       -          -          -             -            -              -           -
                        2005       -          -          -             -            -              -           -
                        2006       -          -          -             -            -              -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)           2004    $227,837      -          -             -            -              -           -
                        2005    $233,796      -          -             -            -              -           -
                        2006    $240,138      -          -             -            -              -           -

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



                                                  Salary Reimbursements
                                                    II-H Partnership
                                                    ----------------
                                           Three Years Ended December 31, 2006

                                                                          Long Term Compensation
                                                                  -------------------------------------
                                      Annual Compensation                 Awards                Payouts
                                -------------------------------   ------------------------      -------
                                                                                   Securi-
                                                         Other                      ties                      All
     Name                                                Annual   Restricted       Under-                    Other
      and                                               Compen-     Stock          lying         LTIP       Compen-
   Principal                     Salary      Bonus      sation     Award(s)       Options/      Payouts     sation
   Position             Year      ($)         ($)         ($)        ($)           SARs(#)        ($)         ($)
----------------        ----    --------     -----      -------   ----------      --------      -------     -------
Dennis R. Neill,
President(1)            2004       -           -           -          -               -            -           -
                        2005       -           -           -          -               -            -           -
                        2006       -           -           -          -               -            -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)           2004    $56,143        -           -          -               -            -           -
                        2005    $57,611        -           -          -               -            -           -
                        2006    $59,174        -           -          -               -            -           -

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

      Affiliates of the Partnerships serve as operator of some of the Partnerships' wells. The General Partner contracts with such affiliates for services as operator of the wells. As operator, such affiliates are compensated at rates provided in the operating agreements in effect and charged to all parties to such agreement. Such compensation may occur both prior and subsequent to the commencement of commercial marketing of production of oil or gas. The dollar amount of such compensation paid by the Partnerships to the affiliates during the year ended December 31, 2006 is approximately as set forth on the table below:

             Partnership             Amount
             -----------            -------
                  II-A              $55,000
                  II-B               53,000
                  II-C               25,000
                  II-D               30,000
                  II-E               34,000
                  II-F               28,000
                  II-G               62,000
                  II-H               16,000


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



ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Units as of the date of filing this Annual Report by (i) each beneficial owner of more than five percent of the issued and outstanding Units, (ii) the directors and officers of the General Partner, and (iii) the General Partner and its affiliates. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.

                                                       Number of Units
                                                         Beneficially
                                                        Owned (Percent
          Beneficial Owner                             of Outstanding)
------------------------------------                  -----------------

II-A Partnership:
----------------
   Samson Resources Company                            159,064 (32.8%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                  159,064 (32.8%)


II-B Partnership:
----------------
   Samson Resources Company                            114,604 (31.7%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                  114,604 (31.7%)


II-C Partnership:
----------------
   Samson Resources Company                             55,814 (36.1%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                   55,814 (36.1%)


II-D Partnership:
----------------
   Samson Resources Company                            104,500 (33.2%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                  104,500 (33.2%)

II-E Partnership:
----------------
   Samson Resources Company                             79,588 (34.8%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                   79,588 (34.8%)


II-F Partnership:
----------------
   Samson Resources Company                             49,105 (28.7%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                   49,105 (28.7%)


II-G Partnership:
----------------
   Samson Resources Company                             89,977 (24.2%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                   89,977 (24.2%)


II-H Partnership:
----------------
   Samson Resources Company                             29,218 (31.9%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                   29,218 (31.9%)



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
          DIRECTOR INDEPENDENCE

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

      The Partnerships will terminate as of December 31, 2007. As part of the liquidation and winding-up process the General Partner will liquidate the Partnerships' properties by offering them to all interested parties through normal oil and gas property auction processes as well as appropriate negotiated transactions. It is possible that the General Partner will package some properties which have value with properties that have no or low value or are burdened with actual or potential liabilities. The General Partner intends to sell all such property packages and any associated or otherwise remaining Partnership assets and liabilities to the highest bidder at auction. It is possible that affiliates of the General Partner may participate in any public auction of these properties and may be the successful high bidder on some or all of the properties.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Audit Fees

      During 2006 and 2005, each Partnership incurred the following audit fees:

                                          2006           2005
                                         -------        -------
      Year-end audit per
       engagement letter                 $26,418        $23,716
      1st quarter 10-Q review              1,020            925
      2nd quarter 10-Q review              1,020            917
      3rd quarter 10-Q review              1,020            917
      8-K Reviews(1)                       4,525           -

      (1) This fee relates to II-E, II-F, II-G and II-H only.



      Audit-Related Fees

      During 2006 and 2005 the Partnerships did not pay any audit-related fees of the type required by the SEC to be disclosed in this Annual Report under this heading.


      Tax Fees

      During 2006 and 2005 the Partnerships did not pay any tax compliance, tax advice, or tax planning fees of the type required by the SEC to be disclosed in this Annual Report under this heading.


      All Other Fees

      During 2006 and 2005 the Partnerships did not pay any other fees of the type required by the SEC to be disclosed in this Annual Report under this heading.


      Audit Approval

      The Partnerships do not have audit committee pre-approval policies and procedures as described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X. The Partnerships did not receive any services of the type described in Items 9(e)(2) through 9(e)(4) of Schedule 14A.

      Audit and Related Fees paid by Affiliates

      The Partnerships' independent registered public accountants received compensation from other limited partnerships managed by the General Partner and from other entities affiliated with the General Partner. This compensation is for audit services, tax related services, and other accounting-related services. The General Partner does not believe this arrangement creates a conflict of interest or impairs the independent registered public accountants' independence.



                                    PART IV.


ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements, Financial Statement Schedules, and Exhibits.

      (1)   Financial Statements: The following financial statements for the

            Geodyne Energy Income Limited Partnership II-A
            Geodyne Production Partnership II-A
            Geodyne Energy Income Limited Partnership II-B
            Geodyne Production Partnership II-B
            Geodyne Energy Income Limited Partnership II-C
            Geodyne Production Partnership II-C
            Geodyne Energy Income Limited Partnership II-D
            Geodyne Production Partnership II-D
            Geodyne Energy Income Limited Partnership II-E
            Geodyne Production Partnership II-E
            Geodyne Energy Income Limited Partnership II-F
            Geodyne Production Partnership II-F
            Geodyne Energy Income Limited Partnership II-G
            Geodyne Production Partnership II-G
            Geodyne Energy Income Limited Partnership II-H
            Geodyne Production Partnership II-H

            as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006 are filed as part of this report:

            Report of Independent Registered Public Accounting Firm Combined Balance Sheets
            Combined Statements of Operations
            Combined Statements of Changes in
              Partners' Capital (Deficit)
            Combined Statements of Cash Flows
            Notes to Combined Financial Statements

      (2) Financial Statement Schedules:

            None.

      (3)   Exhibits:

 Exh.
 No.     Exhibit
 ----    -------

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

 4.6 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 18, 2003 for the Geodyne Energy Income Limited Partnership II-A filed as Exhibit 4.6 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 4.7 Sixth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated October 27, 2005 for Geodyne Energy Income Limited Partnership II-A filed as Exhibit 4.7 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

 4.8 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-A, filed as
         Exhibit 4.6 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.9 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-A, filed as Exhibit 4.7 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.10 Third Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-A, filed as Exhibit 4.8 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.11 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-A, filed as Exhibit 4.10 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 4.12 Fifth Amendment to Amended and Restated Certificate of Limited Partnership dated October 27, 2005 for Geodyne Energy Income Limited Partnership II-A filed as Exhibit 4.12 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

 4.13 Agreement and Certificate of Limited Partnership dated October 14, 1987 for the Geodyne Energy Income Limited Partnership II-B, filed as
         Exhibit 4.9 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.14 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-B, filed as Exhibit 4.10 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.15 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-B, filed as Exhibit 4.11 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.16 Third Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-B, filed as Exhibit 4.12 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.17 Fourth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-B, filed as Exhibit 4.13 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.18 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-B filed as Exhibit 4.16 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 4.19 Sixth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated October 27, 2005 for Geodyne Energy Income Limited Partnership II-B filed as Exhibit 4.19 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

 4.20 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-B, filed as
         Exhibit 4.14 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.21 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-B, filed as Exhibit 4.15 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.22    Third  Amendment  to  Amended  and  Restated   Certificate  of  Limited
         Partnership dated November 14, 2001, for the Geodyne

         Energy Income Limited Partnership II-B, filed as Exhibit 4.16 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.23 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-B filed as Exhibit 4.20 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 4.24 Fifth Amendment to Amended and Restated Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-B dated October 27, 2005 filed as Exhibit 4.24 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

 4.25 Agreement and Certificate of Limited Partnership dated January 13, 1988 for the Geodyne Energy Income Limited Partnership II-C, filed as
         Exhibit 4.17 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

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

 4.30 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 18, 2003 for the Geodyne Energy Income Limited Partnership II-C filed as Exhibit 4.26 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 4.31 Sixth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated October 27, 2005 for Geodyne Energy Income Limited Partnership II-C filed as Exhibit 4.31 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

 4.32 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-C, filed as
         Exhibit 4.22 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.33 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-C, filed as Exhibit 4.23 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.34 Third Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-C, filed as Exhibit 4.24 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.35 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-C filed as Exhibit 4.30 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 4.36 Fifth Amendment to Amended and Restated Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-C dated October 27, 2005, filed as Exhibit 4.36 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

 4.37 Agreement and Certificate of Limited Partnership dated May 10, 1988 for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit
         4.25 to Annual Report on Form 10-K405
         for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.38 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit 4.26 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.39 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit 4.27 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.40 Third Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit 4.28 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.41 Fourth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-D, filed as Exhibit 4.29 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.42 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-D filed as Exhibit 4.36 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 4.43 Sixth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated October 27, 2005 for Geodyne Energy Income Limited Partnership II-D filed as Exhibit 4.43 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

 4.44 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-D, filed as
         Exhibit 4.30 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.45 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit 4.31 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.46 Third Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit 4.32 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.47 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-D filed as Exhibit 4.40 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 4.48 Fifth Amendment to Amended and Restated Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-D dated October 27, 2005 filed as Exhibit 4.48 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

 4.49 Agreement and Certificate of Limited Partnership dated September 27, 1988 for the Geodyne Energy Income Limited Partnership II-E, filed as
         Exhibit 4.33 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.50 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.34 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.51 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.35 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.52 Third Amendment to Agreement and Certificate of Limited Partnership dated August 31, 1995 for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.36 to Annual Report on Form 10-K405 for period ended December 31,

         2001,   filed  with  the  SEC  on  February  26,  2002  and  is  hereby incorporated by reference.

 4.53 Fourth Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.37 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.54 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-E, filed as Exhibit 4.38 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.55 Sixth Amendment to Agreement and Certificate of Limited Partnership dated November 18, 2003 for the Geodyne Energy Income Limited Partnership II-E filed as Exhibit 4.47 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 4.56 Seventh Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-E dated October 27, 2005 filed as Exhibit 4.56 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

 4.57 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-E, filed as
         Exhibit 4.39 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.58 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.40 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.59 Third Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.41 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.60 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 18, 2003, for the Geodyne

         Energy Income Limited Partnership II-E filed as Exhibit 4.51 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 4.61 Fifth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated October 27, 2005 for Geodyne Energy Income Limited Partnership II-E filed as Exhibit 4.61 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

 4.62 Agreement and Certificate of Limited Partnership dated January 5, 1989 for the Geodyne Energy Income Limited Partnership II-F, filed as
         Exhibit 4.42 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.63 Certificate of Limited Partnership dated January 5, 1989, for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.42a to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.64 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.43 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.65 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.44 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.66 Third Amendment to Agreement and Certificate of Limited Partnership dated August 31, 1995 for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.45 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.67 Fourth Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.46 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.68 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-F, filed as Exhibit 4.48 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.69 Sixth Amendment to Agreement and Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-F filed as Exhibit 4.59 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 4.70 Seventh Amendment to Agreement and Certificate of Limited Partnership dated October 27, 2005 for the Geodyne Energy Income Limited Partnership II-F filed as Exhibit 4.70 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

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

 4.73 Fourth Amendment to Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-F filed as Exhibit 4.62 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 4.74 Fifth Amendment to Certificate of Limited Partnership dated October 27, 2005 for the Geodyne Energy Income Limited Partnership II-F filed as
         Exhibit 4.74 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

 4.75 Agreement and Certificate of Limited Partnership dated April 10, 1989 for the Geodyne Energy Income Limited Partnership II-G, filed as
         Exhibit 4.50 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.76 Certificate of Limited Partnership dated April 10, 1989, for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.51 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.77 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.52 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.78 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.53 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.79 Third Amendment to Agreement and Certificate of Limited Partnership dated August 31, 1995 for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.54 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.80 Fourth Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.55 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.81 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-G, filed as Exhibit 4.56 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.82 Sixth Amendment to Agreement and Certificate of Limited Partnership dated November 18, 2003 for the Geodyne Energy Income Limited Partnership II-G filed as Exhibit 4.70 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference..

 4.83 Seventh Amendment to Agreement and Certificate of Limited Partnership dated October 27, 2005 for the Geodyne Energy Income Limited Partnership II-G filed as Exhibit 4.83 to Annual Report on Form 10-K for period ended December 31,

         2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

 4.84 Second Amendment to Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-G, filed as
         Exhibit 4.57 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.85 Third Amendment to Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.58 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.86 Fourth Amendment to Certificate of Limited Partnership dated November 14, 2003, for the Geodyne Energy Income Limited Partnership II-G filed as Exhibit 4.73 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 4.87 Fifth Amendment to Certificate of Limited Partnership dated October 27, 2005, for the Geodyne Energy Income Limited Partnership II-G filed as
         Exhibit 4.87 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

 4.88 Agreement and Certificate of Limited Partnership dated May 17, 1989 for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit
         4.59 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.89 Certificate of Limited Partnership dated May 17, 1989, for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.60 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.90 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 25, 1993 for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.61 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.91 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.62 to

         Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.92 Third Amendment to Agreement and Certificate of Limited Partnership dated August 31, 1995 for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.63 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.93 Fourth Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.64 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.94 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-H, filed as Exhibit 4.65 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.95 Sixth Amendment to Agreement and Certificate of Limited Partnership dated November 18, 2003 for the Geodyne Energy Income Limited Partnership II-H filed as Exhibit 4.81 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 4.96 Seventh Amendment to Agreement and Certificate of Limited Partnership dated October 27, 2005, for the Geodyne Energy Income Limited Partnership II-H filed as Exhibit 4.96 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

 4.97 Second Amendment to Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-H, filed as
         Exhibit 4.66 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.98 Third Amendment to Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.67 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.99 Fourth Amendment to Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-H filed as Exhibit 4.84 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

4.100 Fifth Amendment to Certificate of Limited Partnership dated October 27, 2005, for the Geodyne Energy Income Limited Partnership II-H, filed as
         Exhibit 4.100 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

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

 10.5 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-A filed as Exhibit 10.5 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 10.6 Fifth Amendment to Amended and Restated Agreement of Partnership dated October 27, 2005, for the Geodyne Energy Income Production Partnership II-A, filed as Exhibit 10.6 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

 10.7 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-B, filed as Exhibit 10.5 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.8 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-B, filed as Exhibit 10.6 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.9 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-B, filed as Exhibit 10.7 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.10 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-B, filed as Exhibit 10.8 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.11 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-B filed as Exhibit 10.10 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 10.12 Fifth Amendment to Amended and Restated Agreement of Partnership dated October 27, 2005, for the Geodyne Energy Income Production Partnership II-B, filed as Exhibit 10.12 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

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

 10.17 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-C filed as Exhibit 10.15 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 10.18 Fifth Amendment to Amended and Restated Agreement of Partnership dated October 27, 2005, for the Geodyne Energy Income Production Partnership II-C, filed as Exhibit 10.18 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

 10.19 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-D, filed as Exhibit 10.13 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.20 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-D, filed as Exhibit 10.14 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.21 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-D, filed as Exhibit 10.15 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.22 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-D, filed as Exhibit 10.16 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.23 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-D filed as Exhibit 10.20 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 10.24 Fifth Amendment to Amended and Restated Agreement of Partnership dated October 27, 2005, for the Geodyne Energy Income Production Partnership II-D, filed as Exhibit 10.24 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

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

 10.29 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-E filed as Exhibit 10.25 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 10.30 Fifth Amendment to Amended and Restated Agreement of Partnership dated October 27, 2005, for the Geodyne Energy Income Production Partnership II-E, filed as Exhibit 10.30 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

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

 10.35 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-F filed as Exhibit 10.30 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 10.36 Fifth Amendment to Amended and Restated Agreement of Partnership dated October 27, 2005, for the Geodyne Energy Income Production Partnership II-F, filed as Exhibit 10.36 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

 10.37 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-G, filed as Exhibit 10.25 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.38 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-G, filed as Exhibit 10.26 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.39 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-G, filed as Exhibit 10.27 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.40 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-G, filed as Exhibit 10.28 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.41 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-G filed as Exhibit 10.35 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 10.42 Fifth Amendment to Amended and Restated Agreement of Partnership dated October 27, 2005, for the Geodyne Energy Income Production Partnership II-G, filed as Exhibit 10.42 to Annual Report on Form 10-K for period ended December 31,

         2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

 10.43 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-H, filed as Exhibit 10.29 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.44 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-H, filed as Exhibit 10.30 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.45 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-H, filed as Exhibit 10.31 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.46 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-H, filed as Exhibit 10.32 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.47 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-H filed as Exhibit 10.40 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 10.48 Fifth Amendment to Amended and Restated Agreement of Partnership dated October 27, 2005, for the Geodyne Energy Income Production Partnership II-H, filed as Exhibit 10.48 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

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

                                          April 16, 2007


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

By:   //s//Dennis R. Neill       President and            April 16, 2007
      --------------------       Director (Principal
         Dennis R. Neill         Executive Officer)


      //s//Craig D. Loseke       Chief Accounting         April 16, 2007
      --------------------       Officer (Principal
         Craig D. Loseke         Accounting and
                                 Financial Officer)

      //s//Judy K. Fox
      --------------------       Secretary                April 16, 2007
         Judy K. Fox

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
GEODYNE PRODUCTION PARTNERSHIP II-A


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-A, an Oklahoma limited partnership, and Geodyne Production Partnership II-A, an Oklahoma general partnership, at December 31, 2006 and 2005, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 7 to the combined financial statements, on February 5, 2007 the General Partner mailed a notice to the limited partners that the Partnership will terminate at the end of its current term, December 31, 2007, and that in connection with such termination the General Partner would liquidate all of the Partnership's assets.






PricewaterhouseCoopers LLP


Tulsa, Oklahoma
April 16, 2007

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                 GEODYNE PRODUCTION PARTNERSHIP II-A
                       Combined Balance Sheets
                     December 31, 2006 and 2005

                               ASSETS
                               ------

                                            2006         2005
                                        ------------ ------------
CURRENT ASSETS:
   Cash and cash equivalents             $1,537,147   $2,121,512
   Accounts receivable:
      Oil and gas sales                     962,804    1,539,562
   Assets held for sale (Note 6)            658,156         -
                                          ---------    ---------
      Total current assets               $3,158,107   $3,661,074

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method          1,928,699    2,469,366

DEFERRED CHARGE                             548,671      601,624
                                          ---------    ---------
                                         $5,635,477   $6,732,064
                                          =========    =========

             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
             -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                      $  376,866   $  347,424
   Gas imbalance payable                     95,852       96,957
   Asset retirement obligation
      current (Note 1)                       14,586       41,485
   Asset retirement obligation -
      held for sale (Note 6)                222,378         -
   Liabilities - held for sale
      (Note 6)                              114,978         -
                                          ---------    ---------
      Total current liabilities          $  824,660   $  485,866

LONG-TERM LIABILITIES:
   Accrued liability                     $  149,173   $  155,405
   Asset retirement obligation (Note 1)     655,276      863,302
                                          ---------    ---------
      Total long-term liabilities        $  804,449   $1,018,707

PARTNERS' CAPITAL (DEFICIT):
   General Partner                      ($  205,056) ($  132,231)
   Limited Partners, issued and
      outstanding, 484,283 Units          4,211,424    5,359,722
                                          ---------    ---------
      Total Partners' capital            $4,006,368   $5,227,491
                                          ---------    ---------
                                         $5,635,477   $6,732,064
                                          =========    =========

































                     The accompanying notes are an integral
                  part of these combined financial statements.

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                 GEODYNE PRODUCTION PARTNERSHIP II-A
                  Combined Statements of Operations
        For the Years Ended December 31, 2006, 2005, and 2004

                                 2006        2005        2004
                              ----------  ----------  ----------
REVENUES:
   Oil and gas sales          $5,744,792  $6,337,946  $4,850,061
   Interest income                64,206      31,829      10,049
   Gain on sale of oil and
      gas properties                -           -         27,282
   Other income                      833        -            328
                               ---------   ---------   ---------
                              $5,809,831  $6,369,775  $4,887,720

COSTS AND EXPENSES:
   Lease operating            $1,092,195  $  989,940  $  932,480
   Production tax                310,878     379,309     286,097
   Depreciation, depletion,
      and amortization of oil
      and gas properties         239,132     341,667     192,745
   Impairment provision           13,240        -           -
   General and administrative    557,822     561,287     556,269
                               ---------   ---------   ---------
                              $2,213,267  $2,272,203  $1,967,591
                               ---------   ---------   ---------
INCOME FROM CONTINUING
   OPERATIONS:                $3,596,564  $4,097,572  $2,920,129

DISCONTINUED OPERATIONS:
   Income from discontinued
      Operations (Note 6)        929,802     999,918     746,569
   Gain on disposal of
      discontinued operations
      (Note 6)                    56,980        -           -
                               ---------   ---------   ---------
   NET INCOME                 $4,583,346  $5,097,490  $3,666,698
                               =========   =========   =========
GENERAL PARTNER:
   Net income from
      continuing operations   $  375,949  $  437,324  $  305,870
   Net income from
      discontinued operations    100,695     105,382      76,785
                               ---------   ---------   ---------
   NET INCOME                 $  476,644  $  542,706  $  382,655
                               =========   =========   =========

LIMITED PARTNERS:
   Net income from
      continuing operations   $3,220,615  $3,660,248  $2,614,259
   Net income from
      discontinued operations    886,087     894,536     669,784
                               ---------   ---------   ---------
   NET INCOME                 $4,106,702  $4,554,784  $3,284,043
                               =========   =========   =========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT        $     6.65  $     7.56  $     5.40
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT              1.83        1.85        1.38
                               ---------  ----------  ----------
NET INCOME PER UNIT           $     8.48  $     9.41  $     6.78
                               =========   =========   =========

UNITS OUTSTANDING                484,283     484,283     484,283
                               =========   =========   =========






























                     The accompanying notes are an integral
                  part of these combined financial statements.

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                 GEODYNE PRODUCTION PARTNERSHIP II-A
    Combined Statements of Changes in Partners' Capital (Deficit)
        For the Years Ended December 31, 2006, 2005, and 2004

                            Limited       General
                           Partners       Partner        Total
                         ------------   ----------   ------------

Balance, Dec. 31, 2003    $4,436,895    ($232,071)    $4,204,824
   Net income              3,284,043      382,655      3,666,698
   Cash distributions    ( 3,088,000)   ( 352,170)   ( 3,440,170)
                           ---------      -------      ---------

Balance, Dec. 31, 2004    $4,632,938    ($201,586)    $4,431,352
   Net income              4,554,784      542,706      5,097,490
   Cash distributions    ( 3,828,000)   ( 473,351)   ( 4,301,351)
                           ---------      -------      ---------

Balance, Dec. 31, 2005    $5,359,722    ($132,231)    $5,227,491
   Net income              4,106,702      476,644      4,583,346
   Cash distributions    ( 5,255,000)   ( 549,469)   ( 5,804,469)
                           ---------      -------      ---------

Balance, Dec. 31, 2006    $4,211,424    ($205,056)    $4,006,368
                           =========      =======      =========
























                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                      GEODYNE PRODUCTION PARTNERSHIP II-A
                       Combined Statements of Cash Flows
             For the Years Ended December 31, 2006, 2005, and 2004

                                       2006           2005           2004
                                   ------------  ------------    ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                       $4,583,346     $5,097,490     $3,666,698
   Adjustments to reconcile
      net income to net
      cash provided by
      operating activities:
      Depreciation, depletion,
        and amortization of oil
        and gas properties             258,356        401,555        216,390
      Impairment provision              16,429           -              -
      Gain on sale of oil and
        gas properties                    -              -       (    27,282)
      Gain on disposal of
        discontinued operations
        (Note 6)                   (    56,980)          -              -
      Settlement of asset
        retirement obligation      (    31,311)   (       188)   (        14)
      (Increase) decrease in
        accounts receivable -
        oil and gas sales              362,037    (   534,858)   (   243,088)
      Decrease in deferred
        charge                          51,694         23,684         24,792
      Increase in accounts
        payable                         79,038         48,524         24,563
      Decrease in accrued
        liability - other                 -       (    26,672)          -
      Increase (decrease) in
        gas imbalance payable            2,024    (    11,679)        17,173
      Decrease in accrued
        liability                  (     2,813)   (    23,901)   (    28,289)
                                     ---------      ---------      ---------
   Net cash provided by
      operating activities          $5,261,820     $4,973,955     $3,650,943
                                     ---------      ---------      ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures            ($   88,877)   ($  135,847)   ($   81,909)
   Proceeds from sale of
      oil and gas properties              -            27,282           -
   Proceeds from disposal of
      discontinued operations
      (Note 6)                          47,161           -              -
                                     ---------      ---------      ---------

   Net cash used by
      investing activities         ($   41,716)   ($  108,565)   ($   81,909)
                                     ---------      ---------      ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions              ($5,804,469)   ($4,301,351)   ($3,440,170)
                                     ---------      ---------      ---------
   Net cash used by financing
      activities                   ($5,804,469)   ($4,301,351)   ($3,440,170)
                                     ---------      ---------      ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS       ($  584,365)    $  564,039     $  128,864

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD           $2,121,512      1,557,473      1,428,609
                                     ---------      ---------      ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                 $1,537,147     $2,121,512     $1,557,473
                                     =========      =========      =========


















                     The accompanying notes are an integral
                  part of these combined financial statements.

       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
GEODYNE PRODUCTION PARTNERSHIP II-B


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-B, an Oklahoma limited partnership, and Geodyne Production Partnership II-B, an Oklahoma general partnership, at December 31, 2006 and 2005, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 7 to the combined financial statements, on February 5, 2007 the General Partner mailed a notice to the limited partners that the Partnership will terminate at the end of its current term, December 31, 2007, and that in connection with such termination the General Partner would liquidate all of the Partnership's assets.





PricewaterhouseCoopers LLP



Tulsa, Oklahoma
April 16, 2007

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                 GEODYNE PRODUCTION PARTNERSHIP II-B
                       Combined Balance Sheets
                     December 31, 2006 and 2005

                               ASSETS
                               ------

                                            2006          2005
                                        ------------  ------------
CURRENT ASSETS:
   Cash and cash equivalents             $1,068,383    $1,604,547
   Accounts receivable:
      Oil and gas sales                     782,744     1,127,488
   Assets held for sale (Note 6)            212,715          -
                                          ---------    ----------
      Total current assets               $2,063,842    $2,732,035

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method          1,340,904     1,544,218

DEFERRED CHARGE                             250,829       271,456
                                          ---------     ---------
                                         $3,655,575    $4,547,709
                                          =========     =========

             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
             -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                      $  310,958    $  229,602
   Gas imbalance payable                     25,724        35,564
   Asset retirement obligation -
      current (Note 1)                       15,504        11,476
   Asset retirement obligation -
     held for sale (Note 6)                 147,559          -
   Liabilities - held for sale
     (Note 6)                                86,399          -
                                          ---------     ---------
      Total current liabilities          $  586,144    $  276,642

LONG-TERM LIABILITIES:
   Accrued liability                     $   83,970    $   72,442
   Asset retirement obligation (Note 1)     238,460       372,410
                                          ---------     ---------
      Total long-term liabilities        $  322,430    $  444,852

PARTNERS' CAPITAL (DEFICIT):
   General Partner                      ($  241,863)  ($  178,888)
   Limited Partners, issued and
      outstanding, 361,719 Units          2,988,864     4,005,103
                                          ---------     ---------
      Total Partners' capital            $2,747,001    $3,826,215
                                          ---------     ---------
                                         $3,655,575    $4,547,709
                                          =========     =========






































                     The accompanying notes are an integral
                  part of these combined financial statements.

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                 GEODYNE PRODUCTION PARTNERSHIP II-B
                  Combined Statements of Operations
        For the Years Ended December 31, 2006, 2005, and 2004

                                 2006        2005         2004
                              ----------  ----------   ----------
REVENUES:
   Oil and gas sales          $4,606,830  $5,065,766   $3,875,641
   Interest income                44,379      21,723        6,980
   Gain on sale of oil
      and gas properties            -           -          32,405
   Other income                     -           -           1,353
                               ---------   ---------    ---------
                              $4,651,209  $5,087,489   $3,916,379

COSTS AND EXPENSES:
   Lease operating            $1,086,715  $  804,304   $  732,274
   Production tax                237,587     312,174      240,478
   Depreciation, depletion,
      and amortization of oil
      and gas properties         178,720     285,076      149,062
   Impairment provision            6,569        -            -
   General and administrative    423,781     427,005      421,360
                               ---------   ---------    ---------
                              $1,933,372  $1,828,559   $1,543,174
                               ---------   ---------    ---------
INCOME FROM CONTINUING
   OPERATIONS                 $2,717,837  $3,258,930   $2,373,205

DISCONTINUED OPERATIONS:
   Income from discontinued
     operations (Note 6)         412,438     454,985      337,209
   Gain on disposal of
     discontinued operations
     (Note 6)                      7,332        -            -
                               ---------   ---------    ---------
NET INCOME                    $3,137,607  $3,713,915   $2,710,414
                               =========   =========    =========
GENERAL PARTNER:
   Net income from
      continuing operations   $  284,022  $  349,378   $  246,999
   Net income from
      discontinued operations     42,824      48,300       34,207
                               ---------   ---------    ---------
   NET INCOME                 $  326,846  $  397,678   $  281,206
                               =========   =========    =========

LIMITED PARTNERS:
   Net income from
      continuing operations   $2,433,815  $2,909,552   $2,126,206
   Net income from
      discontinued operations    376,946     406,685      303,002
                               ---------   ---------    ---------
   NET INCOME                 $2,810,761  $3,316,237   $2,429,208
                               =========  ==========    =========
NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT        $     6.73  $     8.04   $     5.88

NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT              1.04        1.12          .84
                               ---------   ---------    ---------
NET INCOME PER UNIT           $     7.77  $     9.16   $     6.72
                               =========   =========    =========
UNITS OUTSTANDING                361,719     361,719      361,719
                               =========   =========    =========

































                     The accompanying notes are an integral
                  part of these combined financial statements.

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                 GEODYNE PRODUCTION PARTNERSHIP II-B
    Combined Statements of Changes in Partners' Capital (Deficit)
        For the Years Ended December 31, 2006, 2005, and 2004


                             Limited       General
                             Partners      Partner       Total
                           ------------   ---------- ------------

Balance, Dec. 31, 2003      $3,203,658    ($254,807)  $2,948,851
   Net income                2,429,208      281,206    2,710,414
   Cash distributions      ( 2,222,000)   ( 259,227) ( 2,481,227)
                             ---------      -------    ---------

Balance, Dec. 31, 2004      $3,410,866    ($232,828)  $3,178,038
   Net income                3,316,237      397,678    3,713,915
   Cash distributions      ( 2,722,000)   ( 343,738) ( 3,065,738)
                             ---------      -------    ---------

Balance, Dec. 31, 2005      $4,005,103    ($178,888)  $3,826,215
   Net income                2,810,761      326,846    3,137,607
   Cash distributions      ( 3,827,000)   ($389,821) ($4,216,821)
                             ---------      -------    ---------

Balance, Dec. 31, 2006      $2,988,864    ($241,863)  $2,747,001
                             =========      =======    =========























          The accompanying notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                      GEODYNE PRODUCTION PARTNERSHIP II-B
                       Combined Statements of Cash Flows
             For the Years Ended December 31, 2006, 2005, and 2004

                                     2006          2005           2004
                                 ------------  ------------   ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                     $3,137,607    $3,713,915     $2,710,414
   Adjustments to reconcile
      net income to net
      cash provided by
      operating activities:
      Depreciation, depletion,
        and amortization of oil
        and gas properties           187,660       316,205        154,459
      Impairment provision             7,044          -              -
      Gain on sale of
        oil and gas properties          -             -       (    32,405)
      Gain on disposal of
        discontinued operations
        (Note 6)                 (     7,332)         -              -
      Settlement of asset
        retirement obligation           -      (        58)   (         3)
      (Increase) decrease in
        accounts receivable          250,044   (   377,022)   (   203,829)
      (Increase) decrease in
        deferred charge               20,383   (    18,688)   (    14,633)
      Increase in accounts
        payable                       85,409         2,816         68,305
      Increase (decrease) in
        gas imbalance payable          3,042   (     3,963)   (     7,749)
      Increase (decrease) in
        accrued liability             18,913        29,843    (     6,174)
                                   ---------     ---------      ---------
   Net cash provided by
      operating activities        $3,702,770    $3,663,048     $2,668,385
                                   ---------     ---------      ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures          ($   29,357)  ($  104,225)   ($   41,891)
   Proceeds from sale of
      oil and gas properties            -           32,405           -
   Proceeds from disposal of
      discontinued operations
      (Note 6)                         7,244          -              -
                                   ---------     ---------      ---------
   Net cash used by investing
      activities                 ($   22,113)  ($   71,820)   ($   41,891)
                                   ---------     ---------      ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions            ($4,216,821)  ($3,065,738)   ($2,481,227)
                                   ---------     ---------      ---------

   Net cash used by financing
      activities                 ($4,216,821)  ($3,065,738)   ($2,481,227)
                                   ---------     ---------      ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS     ($  536,164)   $  525,490     $  145,267

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD          1,604,547     1,079,057        933,790
                                   ---------     ---------      ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD               $1,068,383    $1,604,547     $1,079,057
                                   =========     =========      =========


















                     The accompanying notes are an integral
                  part of these combined financial statements.

       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
GEODYNE PRODUCTION PARTNERSHIP II-C

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-C, an Oklahoma limited partnership, and Geodyne Production Partnership II-C, an Oklahoma general partnership, at December 31, 2006 and 2005, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 7 to the combined financial statements, on February 5, 2007 the General Partner mailed a notice to the limited partners that the Partnership will terminate at the end of its current term, December 31, 2007, and that in connection with such termination the General Partner would liquidate all of the Partnership's assets.





PricewaterhouseCoopers LLP




Tulsa, Oklahoma
April 16, 2007

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                 GEODYNE PRODUCTION PARTNERSHIP II-C
                       Combined Balance Sheets
                     December 31, 2006 and 2005

                               ASSETS
                               ------
                                            2006          2005
                                        ------------  ------------
CURRENT ASSETS:
   Cash and cash equivalents             $  506,167    $  812,768
   Accounts receivable:
      Oil and gas sales                     424,972       643,141
   Assets held for sale (Note 6)             19,532          -
                                          ---------     ---------
      Total current assets               $  950,671    $1,455,909

NET OIL AND GAS PROPERTIES,
   utilizing the successful efforts
   method                                   669,082       728,242

DEFERRED CHARGE                             140,129       155,926
                                          ---------     ---------
                                         $1,759,882    $2,340,077
                                          =========     =========

             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
             -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                      $  145,261    $  127,265
   Gas imbalance payable                     14,075        13,454
   Asset retirement obligation -
      current (Note 1)                       15,441         9,569
   Asset retirement obligation -
      held for sale                           4,024          -
   Liabilities - held for sale
      (Note 6)                                8,382          -
                                          ---------     ---------
      Total current liabilities          $  187,183    $  150,288

LONG-TERM LIABILITIES:
   Accrued liability                     $   43,318    $   44,603
   Asset retirement obligation (Note 1)     124,728       131,222
                                          ---------     ---------
      Total long-term liabilities        $  168,046    $  175,825

PARTNERS' CAPITAL (DEFICIT):
   General Partner                      ($   94,429)  ($   57,416)
   Limited Partners, issued and
      outstanding, 154,621 Units          1,499,082     2,071,380
                                          ---------     ---------
      Total Partners' capital            $1,404,653    $2,013,964
                                          ---------     ---------
                                         $1,759,882    $2,340,077
                                          =========     =========







































                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                      GEODYNE PRODUCTION PARTNERSHIP II-C
                       Combined Statements of Operations
             For the Years Ended December 31, 2006, 2005, and 2004

                                      2006          2005          2004
                                   ----------    ----------    ----------
REVENUES:
   Oil and gas sales               $2,496,012    $2,921,343    $2,044,105
   Interest income                     21,698        10,553         3,246
   Gain on sale of oil
      and gas properties                 -             -           13,888
   Other income                          -             -              201
                                    ---------     ---------     ---------
                                   $2,517,710    $2,931,896    $2,061,440

COSTS AND EXPENSES:
   Lease operating                 $  522,502    $  387,578    $  367,169
   Production tax                     140,386       193,454       131,967
   Depreciation, depletion,
      and amortization of oil
      and gas properties               99,119       117,995        69,282
   Impairment provision                 5,336          -             -
   General and administrative         197,315       200,129       193,431
                                    ---------     ---------     ---------
                                   $  964,658    $  899,156    $  761,849
                                    ---------     ---------     ---------
INCOME FROM CONTINUING
   OPERATIONS                      $1,553,052    $2,032,740    $1,299,591

DISCONTINUED OPERATIONS:
   Income from discontinued
      operations (Note 6)              54,925        75,375        48,739
   Gain on disposal of
      discontinued operations
      (Note 6)                          3,105          -             -
                                    ---------     ---------     ---------
NET INCOME                         $1,611,082    $2,108,115    $1,348,330
                                    =========     =========     =========

GENERAL PARTNER:
   Net income from
      continuing operations        $  162,536    $  212,839    $  134,602
   Net income from
      discontinued operations           5,844         7,997         5,008
                                    ---------     ---------     ---------
   NET INCOME                      $  168,380    $  220,836    $  139,610
                                    =========     =========     =========

LIMITED PARTNERS:
   Net income from
      continuing operations        $1,390,516    $1,819,901    $1,164,989
   Net income from
      discontinued operations          52,186        67,378        43,731
                                    ---------     ---------     ---------
   NET INCOME                      $1,442,702    $1,887,279    $1,208,720
                                    =========     =========     =========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT             $     8.99    $    11.77    $     7.53

NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                    .34           .44           .28
                                    ---------     ---------     ---------
NET INCOME PER UNIT                $     9.33    $    12.21    $     7.81
                                    =========     =========     =========

UNITS OUTSTANDING                     154,621       154,621       154,621
                                    =========     =========     =========





























                     The accompanying notes are an integral
                  part of these combined financial statements.

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                 GEODYNE PRODUCTION PARTNERSHIP II-C
    Combined Statements of Changes in Partners' Capital (Deficit)
        For the Years Ended December 31, 2006, 2005, and 2004

                             Limited       General
                             Partners      Partner        Total
                           ------------   ----------  ------------

Balance, Dec. 31, 2003      $1,549,381    ($106,418)   $1,442,963
   Net income                1,208,720      139,610     1,348,330
   Cash distributions      ( 1,146,000)   ( 129,864)  ( 1,275,864)
                             ---------      -------     ---------

Balance, Dec. 31, 2004      $1,612,101    ($ 96,672)   $1,515,429
   Net income                1,887,279      220,836     2,108,115
   Cash distributions      ( 1,428,000)   ( 181,580)  ( 1,609,580)
                             ---------      -------     ---------

Balance, Dec. 31, 2005      $2,071,380    ($ 57,416)   $2,013,964
   Net income                1,442,702      168,380     1,611,082
   Cash distributions      ( 2,015,000)   ( 205,393)  ( 2,220,393)
                             ---------      -------     ---------

Balance, Dec. 31, 2006      $1,499,082    ($ 94,429)   $1,404,653
                             =========      =======     =========

























                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                      GEODYNE PRODUCTION PARTNERSHIP II-C
                       Combined Statements of Cash Flows
             For the Years Ended December 31, 2006, 2005, and 2004

                                       2006            2005          2004
                                   ------------    ------------  ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                       $1,611,082      $2,108,115    $1,348,330
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Depreciation, depletion,
        and amortization of oil
        and gas properties              99,570         123,106        70,771
      Impairment provision               5,336            -             -
      Gain on sale of oil
        and gas properties                -               -      (    13,888)
      Gain on disposal of
        discontinued operations
        (Note 6)                   (     3,105)           -             -
      Settlement of asset
        retirement obligation      (     1,256)    (        40)  (       145)
      Increase (decrease) in
        accounts receivable -
        oil and gas sales              203,944     (   277,642)  (    97,713)
      (Increase) decrease in
        deferred charge                 15,717     (    34,395)        1,713
      Increase (decrease) in
        accounts payable           (     3,414)         38,365        17,570
      Increase (decrease) in
        gas imbalance payable              621     (     8,586)  (     3,912)
      Increase (decrease) in
        accrued liability                1,484          10,280   (     1,111)
                                     ---------       ---------     ---------
   Net cash provided by
      operating activities          $1,929,979      $1,959,203    $1,321,615
                                     ---------       ---------     ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures            ($   20,053)    ($   56,804)  ($    7,250)
   Proceeds from sale of
      oil and gas properties              -             13,888          -
   Proceeds from disposal of
      discontinued operations
      (Note 6)                           3,866            -             -
                                     ---------       ---------     ---------
   Net cash used by
      investing activities         ($   16,187)    ($   42,916)  ($    7,250)
                                     ---------       ---------     ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions              ($2,220,393)    ($1,609,580)  ($1,275,864)
                                     ---------       ---------     ---------
   Net cash used by financing
      activities                   ($2,220,393)    ($1,609,580)  ($1,275,864)
                                     ---------       ---------     ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS       ($  306,601)     $  306,707    $   38,501

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD              812,768         506,061       467,560
                                     ---------       ---------     ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                 $  506,167      $  812,768    $  506,061
                                     =========       =========     =========


















                     The accompanying notes are an integral
                  part of these combined financial statements.

       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
GEODYNE PRODUCTION PARTNERSHIP II-D


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-D, an Oklahoma limited partnership, and Geodyne Production Partnership II-D, an Oklahoma general partnership, at December 31, 2006 and 2005, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 7 to the combined financial statements, on February 5, 2007 the General Partner mailed a notice to the limited partners that the Partnership will terminate at the end of its current term, December 31, 2007, and that in connection with such termination the General Partner would liquidate all of the Partnership's assets.





PricewaterhouseCoopers LLP



Tulsa, Oklahoma
April 16, 2007

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                 GEODYNE PRODUCTION PARTNERSHIP II-D
                       Combined Balance Sheets
                     December 31, 2006 and 2005

                               ASSETS
                               ------
                                            2006          2005
                                        ------------  ------------
CURRENT ASSETS:
   Cash and cash equivalents             $1,059,020    $1,661,561
   Accounts receivable:
      Oil and gas sales                     940,580     1,544,131
   Assets held for sale (Note 6)            136,570          -
                                          ---------     ---------
      Total current assets               $2,136,170    $3,205,692

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method          1,307,978     1,559,585

DEFERRED CHARGE                             352,148       371,875
                                          ---------     ---------
                                         $3,796,296    $5,137,152
                                          =========     =========

             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
             -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                      $  182,835    $  181,287
   Gas imbalance payable                     20,235        17,598
   Asset retirement obligation -
      current (Note 1)                       69,738        45,216
   Asset retirement obligation -
      held for sale                          37,822          -
   Liabilities - held for sale
      (Note 6)                               16,084          -
                                          ---------     ---------
      Total current liabilities          $  326,714    $  244,101

LONG-TERM LIABILITIES:
   Accrued liability                     $  121,205    $  102,928
   Asset retirement obligation (Note 1)     353,690       403,397
                                          ---------     ---------
      Total long-term liabilities        $  474,895    $  506,325

PARTNERS' CAPITAL (DEFICIT):
   General Partner                      ($  148,835)  ($   65,352)
   Limited Partners, issued and
      outstanding, 314,878 Units          3,143,522     4,452,078
                                          ---------     ---------
      Total Partners' capital            $2,994,687    $4,386,726
                                          ---------     ---------
                                         $3,796,296    $5,137,152
                                          =========     =========







































                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                      GEODYNE PRODUCTION PARTNERSHIP II-D
                       Combined Statements of Operations
             For the Years Ended December 31, 2006, 2005, and 2004

                                       2006          2005           2004
                                   ----------     ----------     ----------
REVENUES:
   Oil and gas sales               $4,691,453     $5,959,258     $4,017,492
   Interest income                     45,265         20,757          6,614
   Other income                          -             8,411           -
                                    ---------      ---------      ---------
                                   $4,736,718     $5,988,426     $4,024,106

COSTS AND EXPENSES:
   Lease operating                 $  819,573     $  686,517     $  726,452
   Production tax                     289,687        410,871        251,063
   Depreciation, depletion,
      and amortization of oil
      and gas properties              337,492        206,819        162,753
   Impairment provision                 3,250           -              -
   General and administrative         372,615        375,678        369,797
                                    ---------      ---------      ---------
                                   $1,822,617     $1,679,885     $1,510,065
                                    ---------      ---------      ---------
INCOME FROM CONTINUING
   OPERATIONS                      $2,914,101     $4,308,541     $2,514,041

DISCONTINUED OPERATIONS:
   Income from discontinued
      operations (Note 6)             283,595        296,378        179,205
   Gain on disposal of
      discontinued operations
      (Note 6)                         48,791           -              -
                                    ---------      ---------      ---------
NET INCOME                         $3,246,487     $4,604,919     $2,693,246
                                    =========      =========      =========

GENERAL PARTNER:
   Net income from
      continuing operations        $  317,550    $  447,392      $  265,391
   Net income from
      discontinued operations          33,493        32,517          18,869
                                    ---------     ---------       ---------
   NET INCOME                      $  351,043    $  479,909      $  284,260
                                    =========     =========       =========

LIMITED PARTNERS:
   Net income from
      continuing operations        $2,596,551    $3,861,149      $2,248,650
   Net income from
      discontinued operations         298,893       263,861         160,336
                                    ---------     ---------       ---------
   NET INCOME                      $2,895,444    $4,125,010      $2,408,986
                                    =========     =========       =========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT             $     8.25    $    12.26      $     7.14
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                    .95           .84             .51
                                    ---------     ---------       ---------
NET INCOME PER UNIT                $     9.20    $    13.10      $     7.65
                                    =========     =========       =========

UNITS OUTSTANDING                     314,878       314,878         314,878
                                    =========     =========       =========































                     The accompanying notes are an integral
                  part of these combined financial statements.

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                 GEODYNE PRODUCTION PARTNERSHIP II-D
    Combined Statements of Changes in Partners' Capital (Deficit)
        For the Years Ended December 31, 2006, 2005, and 2004

                            Limited         General
                            Partners        Partner      Total
                          ------------    ----------  ------------

Balance, Dec. 31, 2003     $3,055,082     ($190,287)   $2,864,795
   Net income               2,408,986       284,260     2,693,246
   Cash distributions     ( 2,314,000)    ( 268,311)  ( 2,582,311)
                            ---------       -------     ---------

Balance, Dec. 31, 2004     $3,150,068     ($174,338)   $2,975,730
   Net income               4,125,010       479,909     4,604,919
   Cash distributions     ( 2,823,000)    ( 370,923)  ( 3,193,923)
                            ---------       -------     ---------

Balance, Dec. 31, 2005     $4,452,078     ($ 65,352)   $4,386,726
   Net income               2,895,444       351,043     3,246,487
   Cash distributions     ( 4,204,000)    ( 434,526)  ( 4,638,526)
                            ---------       -------     ---------

Balance, Dec. 31, 2006     $3,143,522     ($148,835)   $2,994,687
                            =========       =======     =========

























                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                      GEODYNE PRODUCTION PARTNERSHIP II-D
                       Combined Statements of Cash Flows
             For the Years Ended December 31, 2006, 2005, and 2004

                                      2006           2005            2004
                                  ------------   ------------    ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                      $3,246,487     $4,604,919      $2,693,246
   Adjustments to reconcile
      net income to net
      cash provided by operating
      activities:
      Depreciation, depletion,
        and amortization of oil
        and gas properties            340,315        238,808         173,296
      Impairment provision              3,250           -               -
      Gain on disposal of
        discontinued operations
        (Note 6)                  (    48,791)          -               -
      Settlement of asset
        retirement obligation     (     1,433)          -        (     1,448)
      (Increase) decrease in
        accounts receivable -
        oil and gas sales             511,171    (   790,039)    (   194,913)
      (Increase) decrease in
        deferred charge                18,723    (    26,546)          7,063
      Increase (decrease) in
        accounts payable          (     5,084)        25,071     (    10,632)
      Increase (decrease) in
        gas imbalance payable           2,637    (     4,998)    (    21,102)
      Increase (decrease) in
        accrued liability              18,277    (     6,421)         10,719
                                    ---------      ---------       ---------
   Net cash provided by
     operating activities          $4,085,552     $4,040,794      $2,656,229
                                    ---------      ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures           ($  106,451)   ($  180,012)    ($   15,322)
   Proceeds from sale of
      oil and gas properties             -            27,451            -
   Proceeds from disposal of
      discontinued operations
      (Note 6)                         56,884           -               -
                                    ---------      ---------       ---------
   Net cash used by
      investing activities        ($   49,567)   ($  152,561)    ($   15,322)
                                    ---------     ----------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions             ($4,638,526)   ($3,193,923)    ($2,582,311)
                                    ---------      ---------       ---------
   Net cash used by financing
      activities                  ($4,638,526)   ($3,193,923)    ($2,582,311)
                                    ---------      ---------       ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS      ($  602,541)    $  694,310      $   58,596

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD           1,661,561        967,251         908,655
                                    ---------      ---------       ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                $1,059,020     $1,661,561      $  967,251
                                    =========     ==========       =========



















                     The accompanying notes are an integral
                  part of these combined financial statements.

       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
GEODYNE PRODUCTION PARTNERSHIP II-E


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-E, an Oklahoma limited partnership, and Geodyne Production Partnership II-E, an Oklahoma general partnership, at December 31, 2006 and 2005, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 7 to the combined financial statements, on February 5, 2007 the General Partner mailed a notice to the limited partners that the Partnership will terminate at the end of its current term, December 31, 2007, and that in connection with such termination the General Partner would liquidate all of the Partnership's assets.




PricewaterhouseCoopers LLP




Tulsa, Oklahoma
April 16, 2007

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                 GEODYNE PRODUCTION PARTNERSHIP II-E
                       Combined Balance Sheets
                     December 31, 2006 and 2005

                               ASSETS
                               ------
                                            2006          2005
                                        ------------  ------------

CURRENT ASSETS:
   Cash and cash equivalents             $  883,202    $1,290,961
   Accounts receivable:
      Oil and gas sales                     349,933       822,197
   Assets held for sale (Note 6)            261,831          -
                                          ---------     ---------
      Total current assets               $1,494,966    $2,113,158

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method            877,543     1,209,059

DEFERRED CHARGE                             203,568       209,941
                                          ---------     ---------
                                         $2,576,077    $3,532,158
                                          =========     =========

             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
             -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                      $  138,447    $  128,602
   Accounts payable-related
      party (Note 2)                            647          -
   Gas imbalance payable                     43,424        43,424
   Asset retirement obligation -
      current (Note 1)                       26,503         6,501
   Asset retirement obligation -
      held for sale                          31,833          -
   Liabilities - held for sale
      (Note 6)                               43,055          -
                                          ---------     ---------
      Total current liabilities          $  283,909    $  178,527

LONG-TERM LIABILITIES:
   Accrued liability                     $   69,257    $   25,448
   Asset retirement obligation(Note 1)      112,948       230,556
                                          ---------     ---------
      Total long-term liabilities        $  182,205    $  256,004

PARTNERS' CAPITAL (DEFICIT):
   General Partner                      ($   95,977)  ($   67,016)
   Limited Partners, issued and
      outstanding, 228,821 Units          2,205,940     3,164,643
                                          ---------     ---------
      Total Partners' capital            $2,109,963    $3,097,627
                                          ---------     ---------
                                         $2,576,077    $3,532,158
                                          =========     =========







































                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                      GEODYNE PRODUCTION PARTNERSHIP II-E
                       Combined Statements of Operations
             For the Years Ended December 31, 2006, 2005, and 2004

                                       2006            2005          2004
                                    ----------      ----------    ----------

REVENUES:
   Oil and gas sales                $2,305,708      $2,789,818    $1,959,871
   Interest income                      33,070          13,967         4,783
   Gain on sale of oil
      and gas properties                    11             193         9,419
   Other income                          7,503           5,177         1,920
                                     ---------       ---------     ---------
                                    $2,346,292      $2,809,155    $1,975,993

COSTS AND EXPENSES:
   Lease operating                  $  544,265      $  323,976    $  332,354
   Production tax                      152,758         193,884       139,245
   Depreciation, depletion,
      and amortization of oil
      and gas properties               111,418         109,257        80,642
   Impairment provision                 20,278            -             -
   General and administrative          282,979         281,418       276,031
                                     ---------       ---------     ---------
                                    $1,111,698      $  908,535    $  828,272
                                     ---------       ---------     ---------

INCOME FROM CONTINUING
   OPERATIONS                       $1,234,594      $1,900,620    $1,147,721

DISCONTINUED OPERATIONS:
   Income from discontinued
      operations (Note 6)              892,269         798,606       496,113
   Gain on disposal of
      discontinued operations
      (Note 6)                       2,260,042            -             -
                                     ---------       ---------     ---------
NET INCOME                          $4,386,905      $2,699,226    $1,643,834
                                     =========       =========     =========

GENERAL PARTNER:
   Net income from
      continuing operations         $  132,005      $  198,498    $  120,572
   Net income from
      discontinued operations          319,603          88,416        60,482
                                     ---------       ---------     ---------
   NET INCOME                       $  451,608      $  286,914    $  181,054
                                     =========       =========     =========

LIMITED PARTNERS:
   Net income from
      continuing operations         $1,102,589      $1,702,122    $1,027,149
   Net income from
      discontinued operations        2,832,708         710,190       435,631
                                     ---------       ---------     ---------
   NET INCOME                       $3,935,297      $2,412,312    $1,462,780
                                     =========       =========     =========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT              $     4.82      $     7.44    $     4.49

NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                   12.38            3.10          1.90
                                     ---------       ---------     ---------
NET INCOME PER UNIT                 $    17.20      $    10.54    $     6.39
                                     =========       =========     =========

UNITS OUTSTANDING                      228,821         228,821       228,821
                                     =========       =========     =========





























                     The accompanying notes are an integral
                  part of these combined financial statements.

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                 GEODYNE PRODUCTION PARTNERSHIP II-E
    Combined Statements of Changes in Partners' Capital (Deficit)
        For the Years Ended December 31, 2006, 2005, and 2004

                            Limited        General
                            Partners       Partner      Total
                          ------------   ----------  ------------

Balance, Dec. 31, 2003     $2,519,551    ($129,173)   $2,390,378
   Net income               1,462,780      181,054     1,643,834
   Cash distributions     ( 1,598,000)   ( 183,977)  ( 1,781,977)
                            ---------      -------     ---------

Balance, Dec. 31, 2004     $2,384,331    ($132,096)   $2,252,235
   Net income               2,412,312      286,914     2,699,226
   Cash distributions     ( 1,632,000)   ( 221,834)  ( 1,853,834)
                            ---------      -------     ---------

Balance, Dec. 31, 2005     $3,164,643    ($ 67,016)   $3,097,627
   Net income               3,935,297      451,608     4,386,905
   Cash distributions     ( 4,894,000)   ( 480,569)  ( 5,374,569)
                            ---------      -------     ---------

Balance, Dec. 31, 2006     $2,205,940    ($ 95,977)   $2,109,963
                            =========      =======     =========

























                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                      GEODYNE PRODUCTION PARTNERSHIP II-E
                       Combined Statements of Cash Flows
             For the Years Ended December 31, 2006, 2005, and 2004

                                        2006           2005          2004
                                    ------------   ------------  ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                        $4,386,905     $2,699,226    $1,643,834
   Adjustments to reconcile
      net income to net
      cash provided by operating
      activities:
      Depreciation, depletion,
        and amortization of oil
        and gas properties              144,827        204,315       201,433
      Impairment provision               35,449           -             -
      Gain on sale of oil
        and gas properties          (        11)   (       193)  (     9,419)
      Gain on disposal of
        discontinued operations
        (Note 6)                    ( 2,260,042)          -             -
      Settlement of asset
        retirement obligation       (       147)   (       275)         -
      Increase (decrease) in
        accounts receivable -
        oil and gas sales               336,648    (   368,329)  (    90,442)
      (Increase) decrease in
        deferred charge                   2,136    (     1,646)  (       405)
      Increase (decrease) in
        accounts payable                  7,482    (    48,829)       93,274
      Increase in accounts
        payable-related party
        (Note 2)                            647           -             -
      Increase in accrued
        liability                        45,517         14,780         2,515
                                      ---------      ---------     ---------
   Net cash provided by
      operating activities           $2,699,411     $2,499,049    $1,840,790
                                      ---------      ---------     ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures             ($   55,818)   ($   35,098)  ($   25,206)
   Proceeds from sale of
      oil and gas properties               -              -            8,569
   Proceeds from disposal of
      discontinued operations
      (Note 6)                        2,323,217           -             -
                                      ---------      ---------     ---------
  Net cash provided (used) by
     investing activities            $2,267,399    ($   35,098)  ($   16,637)
                                      ---------      ---------     ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions               ($5,374,569)   ($1,853,834)  ($1,781,977)
                                      ---------      ---------     ---------
   Net cash used by financing
      activities                    ($5,374,569)   ($1,853,834)  ($1,781,977)
                                      ---------      ---------     ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS        ($  407,759)    $  610,117    $   42,176

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD             1,290,961        680,844       638,668
                                      ---------      ---------     ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                  $  883,202     $1,290,961    $  680,844
                                      =========      =========     =========



















                     The accompanying notes are an integral
                  part of these combined financial statements.

       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
GEODYNE PRODUCTION PARTNERSHIP II-F


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-F, an Oklahoma limited partnership, and Geodyne Production Partnership II-F, an Oklahoma general partnership, at December 31, 2006 and 2005, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 7 to the combined financial statements, on February 5, 2007 the General Partner mailed a notice to the limited partners that the Partnership will terminate at the end of its current term, December 31, 2007, and that in connection with such termination the General Partner would liquidate all of the Partnership's assets.






PricewaterhouseCoopers LLP


Tulsa, Oklahoma
April 16, 2007

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                 GEODYNE PRODUCTION PARTNERSHIP II-F
                       Combined Balance Sheets
                     December 31, 2006 and 2005

                               ASSETS
                               ------

                                            2006          2005
                                        ------------  ------------
CURRENT ASSETS:
   Cash and cash equivalents             $  824,445    $  921,812
   Accounts receivable:
      Oil and gas sales                     252,355       819,472
   Assets held for sale (Note 6)            613,824          -
                                          ---------     ---------
      Total current assets               $1,690,624    $1,741,284

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method         $  631,804     1,169,138

DEFERRED CHARGE                              21,383        30,727
                                          ---------     ---------
                                         $2,343,811    $2,941,149
                                          =========     =========

             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
             -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                      $   39,146    $  148,786
   Accounts payable-related
      party (Note 2)                          1,567          -
   Gas imbalance payable                      4,632         2,312
   Asset retirement obligation -
      current (Note 1)                        5,398         1,909
   Asset retirement obligation -
      held for sale                          75,038          -
   Liabilities - held for sale
      (Note 6)                              101,014          -
                                          ---------     ---------
      Total current liabilities          $  226,795    $  153,007

LONG-TERM LIABILITIES:
   Accrued liability                     $   23,586    $   26,676
   Asset retirement obligation (Note 1  )   118,752       195,940
                                          ---------     ---------
      Total long-term liabilities        $  142,338    $  222,616

PARTNERS' CAPITAL (DEFICIT):
   General Partner                      ($   31,426)  ($   46,261)
   Limited Partners, issued and
      outstanding, 171,400 Units          2,006,104     2,611,787
                                          ---------     ---------
      Total Partners' capital            $1,974,678    $2,565,526
                                          ---------     ---------
                                         $2,343,811    $2,941,149
                                          =========     =========






































                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                      GEODYNE PRODUCTION PARTNERSHIP II-F
                       Combined Statements of Operations
             For the Years Ended December 31, 2006, 2005, and 2004

                                     2006          2005          2004
                                  ----------    ----------    ----------
REVENUES:
   Oil and gas sales              $1,543,521    $1,766,414    $1,426,139
   Interest income                    28,950        14,042         4,458
   Gain on sale of oil
      and gas properties                  28           471        24,162
   Other income                       18,339          -            4,694
                                   ---------     ---------     ---------
                                  $1,590,838    $1,780,927    $1,459,453

COSTS AND EXPENSES:
   Lease operating                $  280,353    $  195,267    $  163,128
   Production tax                    100,580       112,925       101,077
   Depreciation, depletion,
      and amortization of oil
      and gas properties             115,912        84,961       175,655
   Impairment provision               24,473          -             -
   General and administrative        219,008       217,348       211,681
                                   ---------     ---------     ---------
                                  $  740,326    $  610,501    $  651,541
                                   ---------     ---------     ---------
INCOME FROM CONTINUING
   OPERATIONS                     $  850,512    $1,170,426    $  807,912

DISCONTINUED OPERATIONS:
   Income from discontinued
      operations (Note 6)          1,836,111     1,691,606     1,064,206
   Gain on disposal of
      discontinued operations
      (Note 6)                     4,776,952          -             -
                                   ---------     ---------     ---------
NET INCOME                        $7,463,575    $2,862,032    $1,872,118
                                   =========     =========     =========

GENERAL PARTNER:
   Net income from
      continuing operations       $   94,791    $  123,285    $   93,760
   Net income from
      discontinued operations        663,467       173,690       110,114
                                   ---------     ---------     ---------
   NET INCOME                     $  758,258    $  296,975    $  203,874
                                   =========     =========     =========

LIMITED PARTNERS:
   Net income from
      continuing operations       $  755,721    $1,047,141    $  714,152
   Net income from
      discontinued operations      5,949,596     1,517,916       954,092
                                   ---------     ---------     ---------
   NET INCOME                     $6,705,317    $2,565,057    $1,668,244
                                   =========     =========     =========

   NET INCOME FROM CONTINUING
      OPERATIONS PER UNIT         $     4.41    $     6.11    $     4.17

   NET INCOME FROM DISCONTINUED
      OPERATIONS PER UNIT              34.71          8.86          5.57
                                   ---------     ---------     ---------
NET INCOME PER UNIT               $    39.12    $    14.97    $     9.74
                                   =========     =========     =========

UNITS OUTSTANDING                    171,400       171,400       171,400
                                   =========     =========     =========




























                     The accompanying notes are an integral
                  part of these combined financial statements.

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                 GEODYNE PRODUCTION PARTNERSHIP II-F
    Combined Statements of Changes in Partners' Capital (Deficit)
        For the Years Ended December 31, 2006, 2005, and 2004


                               Limited      General
                               Partners     Partner       Total
                             ------------  ---------- ------------

Balance, Dec. 31, 2003        $2,217,486   ($ 91,417)  $2,126,069
   Net income                  1,668,244     203,874    1,872,118
   Cash distributions        ( 1,812,000)  ( 210,659)( 2,022,659)
                               ---------    --------    ---------

Balance, Dec. 31, 2004        $2,073,730   ($ 98,202)  $1,975,528
   Net income                  2,565,057     296,975    2,862,032
   Cash distributions        ( 2,027,000)  ( 245,034)( 2,272,034)
                               ---------    --------    ---------

Balance, Dec. 31, 2005        $2,611,787   ($ 46,261)  $2,565,526
   Net income                  6,705,317     758,258    7,463,575
   Cash distributions        ( 7,311,000)  ( 743,423) ( 8,054,423)
                               ---------    --------    ---------

Balance, Dec. 31, 2006        $2,006,104   ($ 31,426)  $1,974,678
                               =========    ========    =========
















                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                      GEODYNE PRODUCTION PARTNERSHIP II-F
                       Combined Statements of Cash Flows
             For the Years Ended December 31, 2006, 2005, and 2004

                                        2006           2005          2004
                                    ------------   ------------  ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                        $7,463,575     $2,862,032    $1,872,118
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Depreciation, depletion,
        and amortization of oil
        and gas properties              139,871        135,289       216,694
      Impairment provision               24,523           -             -
      Gain on sale of oil
        and gas properties          (        28)   (       471)  (    24,162)
      Gain on disposal of
        discontinued operations
        (Note 6)                    ( 4,776,952)          -             -
      Settlement of asset
        retirement obligation       (       356)   (       670)         -
      (Increase) decrease in
        accounts receivable -
        oil and gas sales               252,630    (   362,139)  (   102,614)
      (Increase) decrease in
        deferred charge                   1,232          4,375   (     2,203)
      Increase (decrease) in
        accounts payable            (    31,766)   (    78,813)      157,363
      Increase in accounts
        payable-related party
        (Note 2)                          1,567           -             -
      Increase (decrease) in
        gas imbalance payable             2,320    (     1,080)  (       163)
      Increase in accrued
        liability                         2,054          6,449         3,282
                                      ---------      ---------    ----------
   Net cash provided by
      operating activities           $3,078,670     $2,564,972    $2,120,315
                                      ---------      ---------     ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures             ($   78,511)   ($   28,532)  ($   67,560)
   Proceeds from sale of
      oil and gas properties               -              -           22,941
   Proceeds from disposal of
      discontinued operations
      (Note 6)                        4,956,897           -             -
                                      ---------      ---------     ---------
   Net cash provided (used) by
      investing activities           $4,878,386    ($   28,532)  ($   44,619)
                                      ---------      ---------     ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions               ($8,054,423)   ($2,272,034)  ($2,022,659)
                                      ---------      ---------     ---------
   Net cash used by financing
      activities                    ($8,054,423)   ($2,272,034)  ($2,022,659)
                                      ---------      ---------     ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS        ($   97,367)    $  264,406    $   53,037

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD               921,812        657,406       604,369
                                      ---------      ---------     ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                  $  824,445     $  921,812    $  657,406
                                      =========      =========     =========






















                     The accompanying notes are an integral
                  part of these combined financial statements.

       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
GEODYNE PRODUCTION PARTNERSHIP II-G


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-G, an Oklahoma limited partnership, and Geodyne Production Partnership II-G, an Oklahoma general partnership, at December 31, 2006 and 2005, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 7 to the combined financial statements, on February 5, 2007 the General Partner mailed a notice to the limited partners that the Partnership will terminate at the end of its current term, December 31, 2007, and that in connection with such termination the General Partner would liquidate all of the Partnership's assets.





PricewaterhouseCoopers LLP



Tulsa, Oklahoma
April 16, 2007

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                 GEODYNE PRODUCTION PARTNERSHIP II-G
                       Combined Balance Sheets
                     December 31, 2006 and 2005

                               ASSETS
                               ------

                                           2006          2005
                                       ------------  ------------
CURRENT ASSETS:
   Cash and cash equivalents            $1,846,124    $1,970,349
   Accounts receivable:
      Oil and gas sales                    546,685     1,749,695
   Assets held for sale (Note 6)         1,286,746          -
                                         ---------     ---------
      Total current assets              $3,679,555    $3,720,044

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method         1,360,872     2,514,404

DEFERRED CHARGE                             53,796        65,542
                                         ---------     ---------
                                        $5,094,223    $6,299,990
                                         =========     =========

             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
             -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                     $   79,030    $  314,015
   Accounts payable-related
      party (Note 2)                         3,288          -
   Gas imbalance payable                    16,422        15,317
   Asset retirement obligation -
      current (Note 1)                      11,451         3,988
   Asset retirement obligation
      held for sale                        157,170          -
   Liabilities - held for sale
      (Note 6)                             211,077          -
                                         ---------     ---------
      Total current liabilities         $  478,438    $  333,320

LONG-TERM LIABILITIES:
   Accrued liability                    $   43,043    $   45,118
   Asset retirement obligation
      (Note 1)                             256,307       420,055
                                         ---------     ---------
      Total long-term liabilities       $  299,350    $  465,173

PARTNERS' CAPITAL:
   General Partner                      $   47,955    $    9,830
   Limited Partners, issued and
      outstanding, 372,189 Units         4,268,480     5,491,667
                                         ---------     ---------
      Total Partners' capital           $4,316,435    $5,501,497
                                         ---------     ---------
                                        $5,094,223    $6,299,990
                                         =========     =========









































                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                      GEODYNE PRODUCTION PARTNERSHIP II-G
                       Combined Statements of Operations
             For the Years Ended December 31, 2006, 2005, and 2004

                                          2006         2005         2004
                                       -----------  ----------   ----------
REVENUES:
   Oil and gas sales                   $ 3,325,783  $3,795,574   $3,068,283
   Interest income                          62,457      30,374        9,689
   Gain on sale of oil
      and gas properties                        53         986       50,598
   Other income                             38,351        -           9,816
                                        ----------   ---------    ---------
                                       $ 3,426,644  $3,826,934   $3,138,386

COSTS AND EXPENSES:
   Lease operating                     $   603,957  $  417,847   $  345,079
   Production tax                          218,197     244,993      218,887
   Depreciation, depletion,
      and amortization of oil
      and gas properties                   250,005     182,556      395,222
   Impairment provision                     54,129        -            -
   General and administrative              438,581     437,316      432,673
                                        ----------   ---------    ---------
                                       $ 1,564,869  $1,282,712   $1,391,861
                                        ----------   ---------    ---------
INCOME FROM CONTINUING
   OPERATIONS                          $ 1,861,775  $2,544,222   $1,746,525

DISCONTINUED OPERATIONS:
   Income from discontinued
      operations (Note 6)                3,844,863   3,558,643    2,234,571
   Gain on disposal of
      discontinued operations
      (Note 6)                          10,056,711        -            -
                                        ----------   ---------    ---------
NET INCOME                             $15,763,349  $6,102,865   $3,981,096
                                        ==========   =========    =========

GENERAL PARTNER:
   Net income from
      continuing operations            $   207,304  $  267,815   $  204,245
   Net income from
      discontinued operations            1,395,232     365,654      230,404
                                        ----------   ---------    ---------
   NET INCOME                          $ 1,602,536  $  633,469   $  434,649
                                        ==========   =========    =========

LIMITED PARTNERS:
   Net income from
      continuing operations            $ 1,654,471  $2,276,407   $1,542,280
   Net income from
      discontinued operations           12,506,342   3,192,989    2,004,167
                                        ----------   ---------    ---------
NET INCOME                             $14,160,813  $5,469,396   $3,546,447
                                        ==========   =========    =========

   NET INCOME FROM CONTINUING
      OPERATIONS PER UNIT              $      4.45  $     6.12   $     4.14

   NET INCOME FROM DISCONTINUED
      OPERATIONS PER UNIT                    33.60        8.58         5.38
                                        ----------   ---------    ---------
NET INCOME PER UNIT                    $     38.05  $    14.70   $     9.52
                                        ==========   =========    =========

UNITS OUTSTANDING                          372,189     372,189      372,189
                                        ==========   =========    =========




























                     The accompanying notes are an integral
                  part of these combined financial statements.

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                 GEODYNE PRODUCTION PARTNERSHIP II-G
    Combined Statements of Changes in Partners' Capital (Deficit)
        For the Years Ended December 31, 2006, 2005, and 2004


                            Limited        General
                            Partners       Partner      Total
                         -------------   -------------------------

Balance, Dec. 31, 2003    $ 4,646,824    ($   87,509) $ 4,559,315
   Net income               3,546,447        434,649    3,981,096
   Cash distributions    (  3,852,000)   (   448,809)(  4,300,809)
                            ---------      ---------   ----------

Balance, Dec. 31, 2004    $ 4,341,271    ($  101,669) $ 4,239,602
   Net income               5,469,396        633,469    6,102,865
   Cash distributions    (  4,319,000)   (   521,970)(  4,840,970)
                            ---------      ---------   ----------

Balance, Dec. 31, 2005    $ 5,491,667     $    9,830  $ 5,501,497
   Net income              14,160,813      1,602,536   15,763,349
   Cash distributions    ( 15,384,000)   ( 1,564,411)( 16,948,411)
                           ----------      ---------   ----------

Balance, Dec. 31, 2006    $ 4,268,480     $   47,955  $ 4,316,435
                           ==========      =========   ==========






















                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                      GEODYNE PRODUCTION PARTNERSHIP II-G
                       Combined Statements of Cash Flows
             For the Years Ended December 31, 2006, 2005, and 2004

                                       2006          2005            2004
                                   ------------- ------------    ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                       $15,763,349   $6,102,865      $3,981,096
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Depreciation, depletion,
        and amortization of oil
        and gas properties              306,279      291,333         472,405
      Impairment provision               54,235         -               -
      Gain on sale of oil
        and gas properties         (         53) (       986)    (    50,598)
      Gain on disposal of
        discontinued operations
        (Note 6)                   ( 10,056,711)        -               -
      Settlement of asset
        retirement obligation      (        743) (     1,398)           -
      (Increase) decrease in
        accounts receivable -
        oil and gas sales               535,989  (   777,075)    (   219,641)
      (Increase) decrease in
        deferred charge                   2,771        9,765     (     4,069)
      Increase (decrease) in
        accounts payable           (     71,712) (   167,501)        333,390
      Increase in accounts
        payable-related party
        (Note 2)                          3,288        -                -
      Increase in gas
        imbalance payable                 1,105        3,471           1,755
      Increase in accrued
        liability                         8,072        9,558           3,892
                                     ----------    ---------       ---------
   Net cash provided by
      operating activities          $ 6,545,869   $5,470,032      $4,518,230
                                     ----------    ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures            ($   163,776) ($   60,641)    ($  148,393)
   Proceeds from sale of
      oil and gas properties               -            -             48,031
   Proceeds from disposal of
      discontinued operations
      (Note 6)                       10,442,093         -               -
                                     ----------    ---------       ---------
   Net cash provided (used) by
      investing activities          $10,278,317  ($   60,641)    ($  100,362)
                                     ----------    ---------       ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions              ($16,948,411) ($4,840,970)    ($4,300,809)
                                     ----------    ---------       ---------
   Net cash used by financing
      activities                   ($16,948,411) ($4,840,970)    ($4,300,809)
                                     ----------    ---------       ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS       ($   124,225)  $  568,421      $  117,059

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD             1,970,349    1,401,928       1,284,869
                                     ----------    ---------       ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                 $ 1,846,124   $1,970,349      $1,401,928
                                     ==========    =========       =========




















                     The accompanying notes are an integral
                  part of these combined financial statements.

       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
GEODYNE PRODUCTION PARTNERSHIP II-H


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-H, an Oklahoma limited partnership, and Geodyne Production Partnership II-H, an Oklahoma general partnership, at December 31, 2006 and 2005, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 7 to the combined financial statements, on February 5, 2007 the General Partner mailed a notice to the limited partners that the Partnership will terminate at the end of its current term, December 31, 2007, and that in connection with such termination the General Partner would liquidate all of the Partnership's assets.




PricewaterhouseCoopers LLP



Tulsa, Oklahoma
April 16, 2007

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                 GEODYNE PRODUCTION PARTNERSHIP II-H
                       Combined Balance Sheets
                     December 31, 2006 and 2005

                               ASSETS
                               ------

                                            2006          2005
                                        ------------  ------------
CURRENT ASSETS:
   Cash and cash equivalents             $  474,706    $  465,378
   Accounts receivable:
      Oil and gas sales                     129,051       409,173
   Assets held for sale (Note 6)            297,517          -
                                          ---------     ---------
      Total current assets               $  901,274    $  874,551

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method            331,348       597,072

DEFERRED CHARGE                              12,322        16,952
                                          ---------     ---------
                                         $1,244,944    $1,488,575
                                          =========     =========

             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
             -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                      $   22,499    $   73,876
   Accounts payable-related party
      (Note 2)                                  761          -
   Asset retirement obligation -
      current (Note 1)                        2,726           922
   Asset retirement obligation -
      held for sale                          36,318          -
   Liabilities - held for sale
      (Note 6)                               49,233          -
                                          ---------     ---------
      Total current liabilities          $  111,537    $   74,798

LONG-TERM LIABILITIES:
   Accrued liability                     $   14,864    $   15,003
   Asset retirement obligation
      (Note 1)                               63,227       102,427
                                          ---------     ---------
      Total long-term liabilities        $   78,091    $  117,430

PARTNERS' CAPITAL (DEFICIT):
   General Partner                      ($   16,786)  ($   28,897)
   Limited Partners, issued and
      outstanding, 91,711 Units           1,072,102     1,325,244
                                          ---------     ---------
      Total Partners' capital            $1,055,316    $1,296,347
                                          ---------     ---------
                                         $1,244,944    $1,488,575
                                          =========     =========





































                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                      GEODYNE PRODUCTION PARTNERSHIP II-H
                       Combined Statements of Operations
             For the Years Ended December 31, 2006, 2005, and 2004

                                       2006            2005         2004
                                    ----------      ----------   ----------
REVENUES:
   Oil and gas sales                $  808,090      $  922,356   $  748,237
   Interest income                      14,340           6,886        2,181
   Gain on sale of
      oil and gas properties                12             229       11,749
   Other income                          8,870            -           2,270
                                     ---------       ---------    ---------
                                    $  831,312      $  929,471   $  764,437

COSTS AND EXPENSES:
   Lease operating                  $  146,000      $  103,658   $   87,051
   Production tax                       53,871          60,497       53,828
   Depreciation, depletion,
      and amortization of oil
      and gas properties                59,866          43,392      96,623
   Impairment provision                  6,935            -           -
   General and administrative          131,850         130,034      123,960
                                     ---------       ---------    ---------
                                    $  398,522      $  337,581   $  361,462
                                     ---------       ---------    ---------

INCOME FROM CONTINUING
   OPERATIONS                       $  432,790      $  591,890   $  402,975

DISCONTINUED OPERATIONS:
   Income from discontinued
      operations (Note 6)              895,254         826,216      520,886
   Gain on disposal of
      discontinued operations
      (Note 6)                       2,368,242            -            -
                                     ---------       ---------    ---------
NET INCOME                          $3,696,286      $1,418,106   $  923,861
                                     =========       =========    =========

GENERAL PARTNER:
   Net income from
      continuing operations         $   47,857      $   62,406   $   47,617
   Net income from
      discontinued operations          327,571          84,929       53,650
                                     ---------       ---------    ---------
   NET INCOME                       $  375,428      $  147,335   $  101,267
                                     =========       =========    =========

LIMITED PARTNERS:
   Net income from
      continuing operations         $  384,933      $  529,484   $  355,358
   Net income from
      discontinued operations        2,935,925         741,287      467,236
                                     ---------       ---------    ---------
   NET INCOME                       $3,320,858      $1,270,771   $  822,594
                                     =========       =========    =========

   NET INCOME FROM CONTINUING
      OPERATIONS PER UNIT           $     4.20      $     5.77   $     3.87
   NET INCOME FROM DISCONTINUED
      OPERATIONS PER UNIT                32.01            8.08         5.09
                                     ---------       ---------    ---------
NET INCOME PER UNIT                 $    36.21      $    13.85   $     8.96
                                     =========       =========    =========

UNITS OUTSTANDING                       91,711          91,711       91,711
                                     =========       =========    =========






























                     The accompanying notes are an integral
                  part of these combined financial statements.

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                 GEODYNE PRODUCTION PARTNERSHIP II-H
    Combined Statements of Changes in Partners' Capital (Deficit)
        For the Years Ended December 31, 2006, 2005, and 2004


                               Limited      General
                               Partners     Partner       Total
                             ------------  ---------- ------------

Balance, Dec. 31, 2003        $1,131,879   ($ 51,046)  $1,080,833
   Net income                    822,594     101,267      923,861
   Cash distributions        (   897,000)  ( 104,598) ( 1,001,598)
                               ---------     -------    ---------

Balance, Dec. 31, 2004        $1,057,473   ($ 54,377)  $1,003,096
   Net income                  1,270,771     147,335    1,418,106
   Cash distributions        ( 1,003,000)  ( 121,855) ( 1,124,855)
                               ---------     -------    ---------

Balance, Dec. 31, 2005        $1,325,244   ($ 28,897)  $1,296,347
   Net income                  3,320,858     375,428    3,696,286
   Cash distributions        ( 3,574,000)  ( 363,317) ( 3,937,317)
                               ---------     -------    ---------

Balance, Dec. 31, 2006        $1,072,102   ($ 16,786)  $1,055,316
                               =========     =======    =========























                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                      GEODYNE PRODUCTION PARTNERSHIP II-H
                       Combined Statements of Cash Flows
             For the Years Ended December 31, 2006, 2005, and 2004

                                       2006          2005           2004
                                   ------------  ------------    ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                       $3,696,286    $1,418,106      $  923,861
   Adjustments to reconcile
      net income to net
      cash provided by operating
      activities:
      Depreciation, depletion,
        and amortization of oil
        and gas properties              73,426        69,028         113,970
      Impairment provisions              6,947
      Gain on sale of oil
        and gas properties         (        12)  (       229)    (    11,749)
      Gain on disposal of
        discontinued operations
        (Note 6)                   ( 2,368,242)         -               -
      Settlement of asset
        retirement obligation      (       171)  (       323)           -
      (Increase) decrease in
        accounts receivable
        - oil and gas sales            127,840   (   176,986)    (    52,753)
      (Increase) decrease in
        deferred charge                    688         2,782     (     1,154)
      Increase (decrease) in
        accounts payable           (    13,384)  (    39,946)         77,834
      Increase in accounts
        payable-related party
        (Note 2)                           761          -               -
      Increase in accrued
        liability                        2,375         3,096           1,872
                                     ---------     ---------       ---------
  Net cash provided by
      operating activities          $1,526,514    $1,275,528      $1,051,881
                                     ---------     ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures            ($   37,695)  ($   14,443)    ($   37,380)
   Proceeds from sale of
      oil and gas properties              -             -             11,149
   Proceeds from disposal of
      discontinued operations
      (Note 6)                       2,457,826          -               -
                                     ---------     ---------       ---------
   Net cash provided (used) by
      investing activities          $2,420,131   ($   14,443)    ($   26,231)
                                     ---------     ---------       ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions              ($3,937,317)  ($1,124,855)    ($1,001,598)
                                     ---------     ---------       ---------
   Net cash used by financing
      activities                   ($3,937,317)  ($1,124,855)    ($1,001,598)
                                     ---------     ---------       ---------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS             $    9,328    $  136,230      $   24,052

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD              465,378       329,148         305,096
                                     ---------     ---------       ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                 $  474,706    $  465,378      $  329,148
                                     =========     =========       =========



















                     The accompanying notes are an integral
                  part of these combined financial statements.

                        GEODYNE ENERGY INCOME PROGRAM II
                     Notes to Combined Financial Statements
              For the Years Ended December 31, 2006, 2005, and 2004

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Operations

      The Geodyne Energy Income Limited Partnerships (the "Partnerships") were formed pursuant to a public offering of depositary units ("Units"). Upon formation, investors became limited partners (the "Limited Partners") and held Units issued by each Partnership. Geodyne Resources, Inc. is the general partner of each Partnership. Each Partnership is a general partner in the related Geodyne Production Partnership (the "Production Partnership") in which Geodyne Resources, Inc. serves as the managing partner. Limited Partner capital contributions were contributed to the related Production Partnerships for investment in producing oil and gas properties. For purposes of these financial statements, the Partnerships and Production Partnerships are collectively referred to as the "Partnerships" and the general partner and managing partner are collectively referred to as the "General Partner." The Partnerships were activated on the following dates with the following Limited Partner capital contributions.

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

      The Partnerships would have terminated on December 31, 2001 in accordance with the partnership agreements for the Partnerships. However, such partnership agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their third two-year extension thereby extending their termination date to December 31, 2007. On February 5, 2007 the General Partner mailed a notice to the limited partners announcing that the Partnerships will terminate at the end of their current term, December 31, 2007. See Note 7 for more information regarding the Partnership terminations.

      An affiliate of the General Partner owned the following Units at December 31, 2006:

                         Number of           Percent of
      Partnership       Units Owned       Outstanding Units
      -----------       -----------       -----------------
         II-A             156,883              32.39%
         II-B             111,952              30.95%
         II-C              55,094              35.63%
         II-D             101,855              32.35%
         II-E              78,601              34.35%
         II-F              48,916              28.54%
         II-G              87,584              23.53%
         II-H              29,152              31.79%

      The Partnerships' sole business is the development and production of oil and gas. Substantially all of the Partnerships' gas production is being sold regionally on the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon obtaining transportation services provided by pipelines. The Partnerships' oil is sold at or near the Partnerships' wells under short-term purchase contracts at prevailing arrangements which are customary in the oil industry. The prices received for the Partnerships' oil and gas are subject to influences such as global consumption and supply trends.


      Basis of Presentation

      These financial statements reflect the combined accounts of each Geodyne Energy Income Limited Partnership and the related Geodyne Production Partnership after the elimination of all inter-partnership transactions and balances. These financial statements are presented on a going concern basis.


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

      All Partnerships have achieved payout. After payout, operations and revenues for the Partnerships are allocated using the 10% / 90% after payout percentages as described in Footnote 3 to the table above.


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

      Depletion of the cost of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the units-of-production method. The Partnerships' calculation of depreciation, depletion, and amortization includes estimated dismantlement and abandonment costs, net of estimated salvage values. The depreciation, depletion, and amortization rates, which include accretion of the asset retirement obligation, per equivalent barrel of oil produced during the years ended December 31, 2006, 2005, and 2004, were as follows:

           Partnership      2006    2005(1)    2004(1)
           -----------     -----    -------    -------
              II-A         $1.92     $2.50      $1.35
              II-B          1.72      2.55       1.27
              II-C          1.70      1.79       1.10
              II-D          2.82      1.52       1.29
              II-E          1.85      1.74       1.31
              II-F          2.88      2.07       3.68
              II-G          2.88      2.08       3.86
              II-H          2.84      2.03       3.88

(1) These amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations. See Note 6 for more information about these discontinued operations.

      When complete units of depreciable property are retired or sold, the asset
cost,  related   accumulated   depreciation,   and  remaining  asset  retirement
obligation, are eliminated with any gain or loss reflected in income.

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties for each oil and gas well. If the unamortized costs, net of salvage value, of oil and gas properties exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. In the third quarter of 2006, natural gas prices declined significantly. Consequently, the partnerships incurred impairments utilizing the natural gas spot prices that existed on September 30, 2006. The impairments related to continuing operations recognized in the third quarter are set forth in the table below.

                II-A      $13,240         II-E       $20,278
                II-B        6,569         II-F        24,473
                II-C        5,336         II-G        54,129
                II-D        3,250         II-H         6,935

Once incurred, an impairment of oil and natural gas properties is not reversible.


      Deferred Charge

      The Deferred Charge represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. The 2006 amounts do not include any wells classified as discontinued operations at December 31, 2006. The deferred charge for the discontinued operations are included as a component of assets held for sale as described in
Note 6 to the combined financial statements of the Partnerships. The rate used in calculating the deferred charge is the average annual production costs per Mcf. At December 31, 2006 and 2005, cumulative total gas sales volumes for underproduced wells were less than the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                            2006                   2005
                     --------------------   -------------------
      Partnership      Mcf        Amount      Mcf       Amount
      -----------    -------     --------   -------    --------

         II-A        480,195     $548,671   526,539    $601,624
         II-B        212,919      250,829   230,226     271,456
         II-C        175,401      140,129   195,069     155,926
         II-D        445,524      352,148   470,689     371,875
         II-E        319,006      203,568   326,359     209,941
         II-F         44,766       21,383    54,651      30,727
         II-G         96,322       53,796   117,353      65,542
         II-H         23,602       12,322    28,476      16,952


      Accrued Liability

      The Accrued Liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. The 2006 amounts do not include any wells classified as discontinued operations at December 31, 2006. The accrued liability for the discontinued operations is included as a component of assets held for sale as described in Note 6 to the combined financial statements of the Partnerships. The rate used in calculating the accrued liability is the annual average production costs per Mcf. At December 31, 2006 and 2005, cumulative total gas sales volumes for overproduced wells exceeded the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                           2006                  2005
                     ------------------    ------------------
      Partnership      Mcf      Amount       Mcf      Amount
      -----------    -------   --------    -------   --------

         II-A        130,556   $149,173    136,010   $155,405
         II-B         56,673     83,970     56,172     72,442
         II-C         54,034     43,318     55,517     44,603
         II-D        146,092    121,205    133,275    102,928
         II-E         55,878     69,257     29,560     25,448
         II-F         31,725     23,586     35,503     26,676
         II-G         63,653     43,043     68,713     45,118
         II-H         18,224     14,864     18,994     15,003

      Oil and Gas Sales and Gas Imbalance Payable

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices for which the Partnerships are currently settling this liability. At December 31, 2006 and 2005 total sales exceeded the Partnerships' share of estimated total gas reserves as follows:

                           2006                  2005
                     -----------------    -----------------
      Partnership      Mcf      Amount      Mcf     Amount
      -----------    ------   --------    ------   --------

         II-A        63,901    $95,852    64,638    $96,957
         II-B        17,149     25,724    23,709     35,564
         II-C         9,383     14,075     8,969     13,454
         II-D        13,490     20,235    11,732     17,598
         II-E        28,949     43,424    28,949     43,424
         II-F         3,088      4,632     1,541      2,312
         II-G        10,948     16,422    10,211     15,317
         II-H          -          -         -          -

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


      Legal Contingency

      A class action lawsuit styled Robert W. Scott, individually and as Managing Member of R.W. Scott Investments, LLC v. Samson Resources Company, Case No. C-01-385, was filed in the District Court of Sweetwater County, Wyoming on June 29, 2001. Samson Resources ("Samson") is an affiliate of the General Partner and operates certain wells in which the Partnerships' own interests. The lawsuit alleges that Samson deducted from its payments to royalty and overriding royalty owners certain charges which were improper under the Wyoming royalty payment statutes and also alleges that Samson's check stubs did not fully comply with the Wyoming Royalty Payment Act. A number of these royalty and overriding royalty payments burden the interests of the II-A, II-C, and II-D Partnerships. Samson and plaintiffs have reached agreement to settle all of the plaintiffs' remaining claims in this lawsuit, and Samson expects a formal settlement agreement to be executed during April 2007. The settlement calls for an additional royalty payment of $1,000,000, and is subject to Court approval. The Plaintiffs' counsel, subject to Court approval, is responsible for determining the allocation of the $1,000,000 among the various class members after deduction of litigation costs and attorneys' fees. The method of allocation selected by the Plaintiffs' counsel and approved by the Court will determine the allocation of the settlement amount among Samson's Wyoming gas wells. This allocation is necessary in order to determine the portion of the settlement for which each Partnership is responsible. Consequently, until the allocation among the class members is received from the Plaintiff's counsel and approved by the Court, the General Partner cannot determine the portion of the settlement for which each Partnership will be responsible. Therefore, there have been no amounts accrued as of December 31, 2006.

      Income Taxes

      Income or loss for income tax purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in these financial statements.


      Asset Retirement Obligation

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. FAS No. 143 requires the estimated plugging and abandonment obligations to be recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and to be capitalized as part of the carrying amount of the well. Estimated abandonment dates will be revised in the future based on changes to related economic lives, which vary with product prices and production costs. Estimated plugging costs may also be adjusted to reflect industry experience. During the year ended December 31, 2005, the Partnerships' asset retirement obligations were revised upward due to an increase in both the labor and rig costs associated with plugging wells. Cash flows would not be affected until wells are actually plugged and abandoned. The asset retirement obligation is adjusted upwards each quarter in order to recognize accretion of the time-related discount factor.

      The components of the change in asset retirement obligations for the year ended December 31, 2006 and 2005 are as shown below.


                                II-A Partnership
                                ----------------

                                       2006            2005
                                    ----------      ----------

Total Asset Retirement
   Obligation, January 1             $904,787        $393,670
Additions                                 634           6,908
Revisions                                -            466,239
Settlement and disposals            (  54,571)      (   1,820)
Accretion expense                      41,390          39,790
Discontinued operations             ( 222,378)           -
                                      -------         -------
Total Asset Retirement
   Obligation, December 31           $669,862        $904,787
                                      =======         =======
Asset Retirement Obligation -
   Current                           $ 14,586        $ 41,485
Asset Retirement Obligation -
   Long-Term                          655,276         863,302

                                II-B Partnership
                                ----------------

                                       2006            2005
                                    ----------      ----------

Total Asset Retirement
   Obligation, January 1             $383,886        $210,198
Additions                                -              2,149
Revisions                                -            155,638
Settlement and disposals            (     156)      (     987)
Accretion expense                      17,793          16,888
Discontinued operations             ( 147,559)           -
                                      -------         -------
Total Asset Retirement
   Obligation, December 31           $253,964        $383,886
                                      =======         =======
Asset Retirement Obligation -
   Current                           $ 15,504        $ 11,476
Asset Retirement Obligation -
   Long-Term                          238,460         372,410





                                II-C Partnership
                                ----------------

                                       2006            2005
                                    ----------      ----------

Total Asset Retirement
   Obligation, January 1             $140,791        $ 73,574
Additions                                -                212
Revisions                                -             61,173
Settlement and disposals            (   3,406)      (     673)
Accretion expense                       6,808           6,505
Discontinued operations             (   4,024)           -
                                      -------         -------
Total Asset Retirement
   Obligation, December 31           $140,169        $140,791
                                      =======         =======
Asset Retirement Obligation -
   Current                           $ 15,441        $  9,569
Asset Retirement Obligation -
   Long-Term                          124,728         131,222

                                II-D Partnership
                                ----------------

                                       2006            2005
                                    ----------       ----------

Total Asset Retirement
   Obligation, January 1             $448,613        $187,060
Additions                                -              2,210
Revisions                                -            238,232
Settlement and disposals            (   9,583)           -
Accretion expense                      22,220          21,111
Discontinued operations             (  37,822)           -
                                      -------         -------
Total Asset Retirement
   Obligation, December 31           $423,428        $448,613
                                      =======         =======
Asset Retirement Obligation -
   Current                           $ 69,738        $ 45,216
Asset Retirement Obligation -
   Long-Term                          353,690         403,397




                                II-E Partnership
                                ----------------

                                       2006            2005
                                    ----------      ----------

Total Asset Retirement
   Obligation, January 1             $237,057        $102,444
Additions                                 404             441
Revisions                                -            123,724
Settlement and disposals            (  77,025)      (     692)
Accretion expense                      10,848          11,140
Discontinued operations             (  31,833)           -
                                      -------         -------
Total Asset Retirement
   Obligation, December 31           $139,451        $237,057
                                      =======         =======
Asset Retirement Obligation -
   Current                           $ 26,503        $  6,501
Asset Retirement Obligation -
   Long-Term                          112,948         230,556

                                II-F Partnership
                                ----------------

                                       2006            2005
                                    ----------      ----------

Total Asset Retirement
   Obligation, January 1             $197,849        $102,318
Additions                                 791           1,073
Revisions                                -             86,747
Settlement and disposals            (   9,271)      (   1,690)
Accretion expense                       9,819           9,401
Discontinued operations             (  75,038)           -
                                      -------         -------
Total Asset Retirement
   Obligation, December 31           $124,150        $197,849
                                      =======         =======
Asset Retirement Obligation -
   Current                           $  5,398        $  1,909
Asset Retirement Obligation -
   Long-Term                          118,752         195,940




                                II-G Partnership
                                ----------------

                                       2006            2005
                                    ----------      ----------

Total Asset Retirement
   Obligation, January 1             $424,043        $218,637
Additions                               1,700           2,245
Revisions                                -            186,533
Settlement and disposals            (  21,826)      (   3,531)
Accretion expense                      21,011          20,159
Discontinued operations             ( 157,170)           -
                                      -------         -------
Total Asset Retirement
   Obligation, December 31           $267,758        $424,043
                                      =======         =======
Asset Retirement Obligation -
   Current                           $ 11,451        $  3,988
Asset Retirement Obligation -
   Long-Term                          256,307         420,055

                                II-H Partnership
                                ----------------

                                       2006            2005
                                    ----------      ----------

Total Asset Retirement
   Obligation, January 1             $103,349        $ 53,561
Additions                                 411             520
Revisions                                -             45,175
Settlement and disposals            (   6,604)      (     817)
Accretion expense                       5,115           4,910
Discontinued operations             (  36,318)           -
                                      -------         -------
Total Asset Retirement
   Obligation, December 31           $ 65,953        $103,349
                                      =======         =======
Asset Retirement Obligation -
   Current                           $  2,726        $    922
Asset Retirement Obligation -
   Long-Term                           63,227         102,427


      New Accounting Pronouncement

      In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements" (FAS No. 157). FAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. FAS No 157 is effective for fiscal years beginning after November 5, 2007. The Partnerships are currently assessing the impact of FAS No. 157 on their results of operations, financial condition and cash flows.

      Discontinued Operations

      As further discussed in Note 3, the II-A, II-B, II-C, II-D, II-E, II-F, II-G, and II-H Partnerships sold their interests in a number of producing properties to independent third parties at large public oil and gas auctions in 2006. Additional properties for all of the Partnerships will be sold at auctions in 2007. The properties sold in the 2006 auctions and those scheduled to be sold in 2007 auctions represent a disposal of a component under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). Accordingly, current year results of these properties have been classified as discontinued, and prior periods have been restated. Once properties are classified as assets held for sale, they no longer incur any depreciation, depletion, and amortization expenses.


      Reclassification

      Certain prior year balances have been reclassified to conform with current year presentation.



2. TRANSACTIONS WITH RELATED PARTIES

      The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the Partnerships, based on an allocation of actual costs incurred by the General Partner. When actual costs incurred benefit other partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all partnerships and affiliates. The General Partner believes this allocation method is reasonable. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative overhead costs for the years ended December 31, 2006, 2005, and 2004:

           Partnership      2006        2005       2004
           -----------    --------    --------   --------

              II-A        $509,772    $509,772   $509,772
              II-B         380,760     380,760    380,760
              II-C         162,756     162,756    162,756
              II-D         331,452     331,452    331,452
              II-E         240,864     240,864    240,864
              II-F         180,420     180,420    180,420
              II-G         391,776     391,776    391,776
              II-H          96,540      96,540     96,540

      Affiliates of the Partnerships serve as operator of some of the Partnerships' wells. The General Partner contracts with such affiliates for services as operator of the wells. As operator, such affiliates are compensated at rates provided in the operating agreements in effect and charged to all parties to such agreement. Such compensation may occur both prior and subsequent to the commencement of commercial marketing of production of oil or gas. The dollar amount of such compensation paid by the Partnerships to the affiliates during the year ended December 31, 2006 is approximately as set forth on the table below:

           II-A     $55,000         II-E      $34,000
           II-B      53,000         II-F       28,000
           II-C      25,000         II-G       62,000
           II-D      30,000         II-H       16,000

      The Accounts Payable - Related Party at December 31, 2006 for the II-E, II-F, II-G, and II-H Partnerships represents affiliated partnerships share of oil and gas revenues initially received by the II-E, II-F, II-G, and II-H Partnerships that have not yet been reimbursed to the affiliated partnerships as of December 31, 2006. Such amounts will be repaid during the second quarter of 2007.


3. MAJOR CUSTOMERS

      The following table sets forth purchasers who individually accounted for ten percent or more of each Partnership's combined oil and gas sales for the years ended December 31, 2006, 2005 and 2004:

Partnership             Purchaser                Percentage
-----------     ------------------------     ---------------------
                                             2006    2005    2004
                                             -----   -----   -----
   II-A         BP America Production Co.    15.9%   14.0%   14.8%
                Cinergy Marketing Company
                  ("Cinergy")                  -     12.5%   16.1%
                Duke Energy Field Services
                  ("Duke")                     -     10.3%   12.3%


   II-B         Citation Oil & Gas Corp.
                  ("Citation")               16.4%   14.8%   13.1%
                Cinergy                        -     16.0%   24.1%


   II-C         Citation                     13.6%   12.3%   11.6%
                Cinergy                        -     14.0%   22.3%


   II-D         Vintage Petroleum, Inc.      10.6%   11.1%   10.3%
                Cinergy                        -     12.3%   17.0%
                Whiting Petroleum Corp.        -       -     11.8%


   II-E         Atlas Pipeline Mid-
                  Continent LLC              12.9%   13.3%     -
                Cinergy                        -     12.8%   25.1%


   II-F         Duke                         10.9%   13.7%   14.7%
                Cinergy                        -       -     12.3%
                Chevron U.S.A., Inc.           -       -     10.0%


   II-G         Duke                         11.1%   13.8%   14.9%
                Cinergy                        -       -     12.2%


   II-H         Duke                         11.4%   14.0%   15.1%
                Cinergy                        -       -     11.9%

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


      Capitalized Costs

      The   capitalized   costs   and   accumulated   depreciation,   depletion,
amortization, and valuation allowance at December 31, 2006 and 2005 were as follows:


                          II-A Partnership
                           ---------------

                                         2006           2005
                                    -------------   -------------

      Proved properties              $26,599,306     $30,038,453

      Less accumulated deprecia-
        tion, depletion, amorti-
        zation, and valuation
        allowance                   ( 24,670,607)   ( 27,569,087)
                                      ----------      ----------
           Net oil and gas
             Properties              $ 1,928,699     $ 2,469,366
                                      ==========      ==========


                          II-B Partnership
                           ---------------

                                         2006           2005
                                    -------------   -------------

      Proved properties              $18,836,416     $20,598,447

      Less accumulated deprecia-
        tion, depletion, amorti-
        zation, and valuation
        allowance                   ( 17,495,512)   ( 19,054,229)
                                      ----------      ----------
           Net oil and gas
             Properties              $ 1,340,904     $ 1,544,218
                                      ==========      ==========

                          II-C Partnership
                          ----------------

                                         2006           2005
                                    -------------   -------------

      Proved properties              $ 8,211,171     $ 8,722,127

      Less accumulated deprecia-
        tion, depletion, amorti-
        zation, and valuation
        allowance                   (  7,542,089)   (  7,993,885)
                                      ----------      ----------
           Net oil and gas
             Properties              $   669,082     $   728,242
                                      ==========      ==========



                          II-D Partnership
                          ----------------

                                         2006           2005
                                    -------------   -------------

      Proved properties              $12,686,985     $14,226,782

      Less accumulated deprecia-
        tion, depletion, amorti-
        zation, and valuation
        allowance                   ( 11,379,007)   ( 12,667,197)
                                      ----------      ----------
           Net oil and gas
             Properties              $ 1,307,978     $ 1,559,585
                                      ==========      ==========



                          II-E Partnership
                          ----------------

                                         2006           2005
                                    -------------   -------------

      Proved properties              $ 9,949,660     $13,234,154

      Less accumulated deprecia-
        tion, depletion, amorti-
        zation, and valuation
        allowance                   (  9,072,117)   ( 12,025,095)
                                      ----------      ----------
           Net oil and gas
             Properties              $   877,543     $ 1,209,059
                                      ==========      ==========

                          II-F Partnership
                          ----------------

                                         2006           2005
                                    -------------   -------------

      Proved properties              $ 6,476,095     $10,482,766

      Less accumulated deprecia-
        tion, depletion, amorti-
        zation, and valuation
        allowance                   (  5,844,291)   (  9,313,628)
                                      ----------      ----------
           Net oil and gas
             Properties              $   631,804     $ 1,169,138
                                      ==========      ==========



                          II-G Partnership
                          ----------------

                                         2006           2005
                                    -------------   -------------

      Proved properties              $14,010,934     $22,459,822

      Less accumulated deprecia-
        tion, depletion, amorti-
        zation, and valuation
        allowance                   ( 12,650,062)   ( 19,945,418)
                                      ----------      ----------
           Net oil and gas
             Properties              $ 1,360,872     $ 2,514,404
                                      ==========      ==========


                          II-H Partnership
                          ----------------

                                         2006           2005
                                    -------------   -------------

      Proved properties              $ 3,423,556     $ 5,389,006

      Less accumulated deprecia-
        tion, depletion, amorti-
        zation, and valuation
        allowance                   ($ 3,092,208)   (  4,791,934)
                                      ----------      ----------
           Net oil and gas
             Properties              $   331,348     $   597,072
                                      ==========      ==========

      Costs Incurred

      The Partnerships incurred no costs in connection with oil and gas acquisition or exploration activities during 2006, 2005, and 2004. Costs incurred by the Partnerships in connection with oil and gas property development activities during 2006, 2005, and 2004, were as follows:


           Partnership      2006       2005(1)     2004
           -----------    --------    --------   --------

              II-A        $147,711    $133,494   $ 93,122
              II-B          91,436      96,434     53,458
              II-C          47,076      54,420     11,074
              II-D         129,167     151,464     16,239
              II-E          99,528      31,965     30,342
              II-F          96,507      20,736     79,459
              II-G         201,433      43,264    174,306
              II-H          46,421       9,960     43,819

----------
(1) Excludes the estimated asset retirement costs for the II-A, II-B, II-C, II-D, II-E, II-F, II-G, and II-H Partnerships of approximately $466,000, $156,000, $61,000, $238,000, $124,000, $87,000, $187,000, and $45,000,
      respectively, recorded as a revision in FAS No. 143 during 2005 due to an increase in both the labor and rig costs associated with plugging wells.


      Quantities of Proved Oil and Gas Reserves - Unaudited

      The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States of America, for the periods indicated. The proved reserves at December 31, 2006, 2005, and 2004, were estimated by petroleum engineers employed by affiliates of the Partnerships. In addition, reserve information for the top 80% of each Partnership's reserve base (based on volumes) has been reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. Ryder Scott has stated to the General Partner their opinion that (i) the estimates of reserves for the properties which they reviewed were prepared in accordance with generally accepted procedures for the estimation of reserves, (ii) they found no bias in the utilization and analysis of data, and (iii) the cash flow projections provided by Samson of gross and net reserves and associated revenues and costs based on constant pricing in general appear reasonable. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve reports prepared by the General Partner and reviewed by Ryder Scott.

      In general, the Partnerships experienced downward revisions in gas reserves at December 31, 2006 as compared to December 31, 2005 due to the decrease in the gas prices used to estimate reserves. The II-A and II-B Partnerships had an increase in gas reserves due to revised forecasts on several properties based on actual production experience. The II-C and II-D Partnerships had an increase in gas reserves on one material property, which is discussed below.

      Following is a description of those oil and gas properties for which revisions in the continuing operations estimated proved reserves as of December 31, 2006 as compared to December 31, 2005 were significant to the Partnerships:

             The II-E, II-F, II-G, and II-H Partnerships' estimated proved oil reserves decreased approximately 7,000 barrels, 18,000 barrels, 37,000 barrels, and 9,000 barrels, respectively, in the Pecos Valley Unit due to a revised forecast in reserves based on actual production experience and a steeper decline rate resulting in a shorter reserve life.

             In addition, the II-E Partnership's estimated proved oil reserves decreased approximately 10,000 barrels in the F. H. Gray Unit D due to a revised forecast in reserves based on actual production experience.

      Following is a description of those oil and gas properties for which revisions in the discontinued operations estimated proved reserves as of December 31, 2006 as compared to December 31, 2005 were significant to the
Partnerships:

             The II-C and II-D Partnerships' estimated proved gas reserves increased approximately 5,000 Mcf and 56,000 Mcf, respectively, in the Skjelvik due to the completion of an additional zone during 2006.



                                II-A Partnership
                                ----------------

                                    Discontinued Operations        Continuing Operations
                                    ------------------------       ----------------------
                                      Crude          Natural         Crude       Natural
                                       Oil             Gas            Oil          Gas
                                    (Barrels)         (Mcf)        (Barrels)      (Mcf)
                                    ---------       ---------      ---------   -----------
Proved reserves, Dec. 31, 2003       221,369         692,736        356,970     5,910,055
Production                          ( 18,613)       ( 74,067)      ( 46,952)   (  572,607)
Extensions and discoveries            24,382          13,397            379        14,547
Revisions of previous estimates       49,078        ( 51,977)        54,272       344,731
                                     -------         -------        -------     ---------

Proved reserves, Dec. 31, 2004       276,216         580,089        364,669     5,696,726
Production                          ( 17,896)       ( 73,019)      ( 39,917)   (  579,253)
Extensions and discoveries             4,329          17,663            749        23,040
Revisions of previous estimates       14,359          34,110         84,857       668,385
                                     -------         -------        -------     ---------

Proved reserves, Dec. 31, 2005       277,008         558,843        410,358     5,808,898
Production                          ( 16,511)       ( 56,728)      ( 37,392)   (  521,593)
Sale of minerals in place           (  1,465)       ( 18,215)          -             -
Extensions and discoveries              -               -               466        68,088
Revisions of previous estimates     ( 15,073)         33,919       (  1,989)   (    3,360)
                                     -------         -------        -------     ---------

Proved reserves, Dec. 31, 2006       243,959         517,819        371,443     5,352,033
                                     =======         =======        =======     =========
PROVED DEVELOPED RESERVES:
   December 31, 2004                 276,216         580,089        364,669     5,696,726
                                     =======         =======        =======     =========
   December 31, 2005                 277,008         558,843        410,358     5,808,898
                                     =======         =======        =======     =========
   December 31, 2006                 243,959         517,819        371,443     5,352,033
                                     =======         =======        =======     =========



                                II-B Partnership
                                ----------------

                                    Discontinued Operations        Continuing Operations
                                    ------------------------       ----------------------
                                      Crude          Natural         Crude       Natural
                                       Oil             Gas            Oil          Gas
                                    (Barrels)         (Mcf)        (Barrels)      (Mcf)
                                    ---------       ---------      ---------   -----------
Proved reserves, Dec. 31, 2003        93,233         177,407        357,153     4,853,690
Production                          (  9,983)       ( 23,126)      ( 32,490)   (  511,944)
Sale of minerals in place               -               -              -             -
Extensions and discoveries              -               -                62         7,138
Revisions of previous estimates       32,261        (  7,700)        24,612       324,545
                                     -------         -------        -------     ---------

Proved reserves, Dec. 31, 2004       115,511         146,581        349,337     4,673,429
Production                          (  9,590)       ( 26,899)      ( 30,421)   (  489,345)
Sale of minerals in place               -               -              -             -
Extensions and discoveries              -               -                93        10,833
Revisions of previous estimates        8,841        ( 40,285)        55,458       501,967
                                     -------         -------        -------     ---------

Proved reserves, Dec. 31, 2005       114,762          79,397        374,467     4,696,884
Production                          (  8,715)       ( 15,869)      ( 26,629)   (  464,235)
Sale of minerals in place           (     94)       (  1,750)          -             -
Extensions and discoveries              -               -              -             -
Revisions of previous estimates        9,277        (  7,612)      (  5,759)       67,317
                                     -------         -------        -------     ---------
Proved reserves, Dec. 31, 2006       115,230          54,166        342,079     4,299,966
                                     =======         =======        =======     =========
PROVED DEVELOPED RESERVES:
   December 31, 2004                 115,511         146,581        349,337     4,673,429
                                     =======         =======        =======     =========
   December 31, 2005                 114,762          79,397        374,467     4,696,884
                                     =======         =======        =======     =========
   December 31, 2006                 115,230          54,166        342,079     4,299,966
                                     =======         =======        =======     =========



                                II-C Partnership
                                ----------------

                                    Discontinued Operations        Continuing Operations
                                    ------------------------       ----------------------
                                      Crude          Natural         Crude       Natural
                                       Oil             Gas            Oil          Gas
                                    (Barrels)         (Mcf)        (Barrels)      (Mcf)
                                    ---------       ---------      ---------   -----------
Proved reserves, Dec. 31, 2003         6,279          66,543        160,599     3,404,789
Production                          (    653)       ( 10,425)      ( 14,712)   (  290,665)
Sale of minerals in place               -               -              -             -
Extensions and discoveries              -               -                46         3,685
Revisions of previous estimates        2,108           2,346         12,094       277,005
                                     -------         -------        -------     ---------

Proved reserves, Dec. 31, 2004         7,734          58,464        158,027     3,394,814
Production                          (    742)       ( 13,561)      ( 14,075)   (  310,311)
Sale of minerals in place               -               -              -             -
Extensions and discoveries              -               -               105        22,834
Revisions of previous estimates     (    479)       (  4,274)        22,839       397,947
                                     -------         -------        -------     ---------

Proved reserves, Dec. 31, 2005         6,513          40,629        166,896     3,505,284
Production                          (    528)       (  9,374)      ( 12,078)   (  277,010)
Sale of minerals in place           (    495)       (  1,175)          -             -
Extensions and discoveries               549             330            163        13,112
Revisions of previous estimates           84           4,552       (    398)   (   56,420)
                                     -------         -------        -------     ---------

Proved reserves, Dec. 31, 2006         6,123          34,962        154,583     3,184,966
                                     =======         =======        =======     =========
PROVED DEVELOPED RESERVES:
   December 31, 2004                   7,734          58,464        158,027     3,394,814
                                     =======         =======        =======     =========
   December 31, 2005                   6,513          40,629        166,896     3,505,284
                                     =======         =======        =======     =========
   December 31, 2006                   6,123          34,962        154,583     3,184,966
                                     =======         =======        =======     =========


                                II-D Partnership
                                ----------------

                                    Discontinued Operations        Continuing Operations
                                    ------------------------       ----------------------
                                      Crude          Natural         Crude       Natural
                                       Oil             Gas            Oil          Gas
                                    (Barrels)         (Mcf)        (Barrels)      (Mcf)
                                    ---------      ----------      ---------   -----------
Proved reserves, Dec. 31, 2003       66,556         567,286         138,937     8,252,865
Production                          ( 6,725)       ( 29,100)       ( 18,587)   (  645,031)
Sale of minerals in place              -               -               -             -
Extensions and discoveries             -               -                 22           720
Revisions of previous estimates      22,892        ( 74,361)       ( 15,780)    1,020,010
                                     ------         -------         -------     ---------

Proved reserves, Dec. 31, 2004       82,723         463,825         104,592     8,628,564
Production                          ( 5,883)       ( 27,434)       ( 15,976)   (  722,142)
Sale of minerals in place              -               -               -             -
Extensions and discoveries             -               -              1,668       278,804
Revisions of previous estimates     ( 7,313)       ( 35,473)         13,014     1,059,344
                                     ------         -------         -------     ---------

Proved reserves, Dec. 31, 2005       69,527         400,918         103,298     9,244,570
Production                          ( 5,451)       ( 29,683)       ( 14,674)   (  630,550)
Sale of minerals in place           ( 4,775)       (  4,468)           -             -
Extensions and discoveries            5,753           3,460           1,351        73,537
Revisions of previous estimates         870          51,028        (     48)   (  845,884)
                                     ------         -------         -------     ---------

Proved reserves, Dec. 31, 2006       65,924         421,255          89,927     7,841,673
                                     ======         =======         =======     =========
PROVED DEVELOPED RESERVES:
   December 31, 2004                 82,723         463,825         104,592     8,628,564
                                     ======         =======         =======     =========
   December 31, 2005                 69,527         400,918         103,298     9,244,570
                                     ======         =======         =======     =========
   December 31, 2006                 65,924         421,255          89,927     7,841,673
                                     ======         =======         =======     =========


                                II-E Partnership
                                ----------------

                                     Discontinued Operations       Continuing Operations
                                    ------------------------       ----------------------
                                      Crude          Natural         Crude       Natural
                                       Oil             Gas            Oil          Gas
                                    (Barrels)         (Mcf)        (Barrels)      (Mcf)
                                    ---------       ---------      ---------   -----------
Proved reserves, Dec. 31, 2003       113,118         908,923        72,608      4,084,419
Production                          ( 13,616)       ( 66,654)      ( 4,519)    (  343,209)
Sale of minerals in place               -               -             -              -
Extensions and discoveries             2,485           3,415            40            631
Revisions of previous estimates       21,459        ( 12,762)      (11,373)       409,975
                                     -------         -------        ------      ---------

Proved reserves, Dec. 31, 2004       123,446         832,922        56,756      4,151,816
Production                          ( 13,444)       ( 73,403)      ( 4,507)    (  349,889)
Sale of minerals in place               -               -             -              -
Extensions and discoveries             1,164           2,465         1,385         67,021
Revisions of previous estimates       13,810           8,721       (   618)       399,502
                                     -------         -------        ------      ---------

Proved reserves, Dec. 31, 2005       124,976         770,705        53,016      4,268,450
Production                          ( 12,234)       ( 72,668)      ( 4,592)    (  334,024)
Sale of minerals in place           ( 35,967)       (156,523)         -              -
Extensions and discoveries             1,052           6,366         1,533         30,898
Revisions of previous estimates     (  1,047)       ( 31,829)      (15,195)    (  358,318)
                                     -------         -------        ------      ---------

Proved reserves, Dec. 31, 2006        76,780         516,051        34,762      3,607,006
                                     =======         =======        ======      =========
PROVED DEVELOPED RESERVES:
   December 31, 2004                 123,446         832,922        56,756      4,151,816
                                     =======         =======        ======      =========
   December 31, 2005                 124,976         770,705        53,016      4,268,450
                                     =======         =======        ======      =========
   December 31, 2006                  76,780         516,051        34,762      3,607,006
                                     =======         =======        ======      =========



                                II-F Partnership
                                ----------------

                                     Discontinued Operations        Continuing Operations
                                    --------------------------     -----------------------
                                      Crude          Natural         Crude       Natural
                                       Oil             Gas            Oil          Gas
                                    (Barrels)         (Mcf)        (Barrels)      (Mcf)
                                    ---------      -----------     ---------   -----------
Proved reserves, Dec. 31, 2003       244,019        1,409,464        50,352     2,395,930
Production                          ( 23,145)      (  133,737)      ( 2,938)   (  268,980)
Sale of minerals in place               -                -          (    63)         -
Extensions and discoveries             6,076            8,351            97         1,495
Revisions of previous estimates       54,247           70,947        13,091       229,400
                                     -------        ---------        ------     ---------

Proved reserves, Dec. 31, 2004       281,197        1,355,025        60,539     2,357,845
Production                          ( 22,377)      (  150,933)      ( 3,222)   (  226,924)
Sale of minerals in place               -                -             -             -
Extensions and discoveries             2,842            6,032         1,760        19,020
Revisions of previous estimates       27,013           85,043       (10,242)      107,487
                                     -------        ---------        ------     ---------

Proved reserves, Dec. 31, 2005       288,675        1,295,167        48,835     2,257,428
Production                          ( 22,064)      (  151,594)      ( 3,349)   (  221,303)
Sale of minerals in place           ( 80,010)      (  290,305)         -             -
Extensions and discoveries                 1           14,370         2,897        10,768
Revisions of previous estimates        2,366       (   65,207)      (18,037)   (  173,224)
                                     -------        ---------        ------     ---------

Proved reserves, Dec. 31, 2006       188,968          802,431        30,346     1,873,669
                                     =======        =========        ======     =========
PROVED DEVELOPED RESERVES:
   December 31, 2004                 281,197        1,355,025        60,539     2,357,845
                                     =======        =========        ======     =========
   December 31, 2005                 288,675        1,295,167        48,835     2,257,428
                                     =======        =========        ======     =========
   December 31, 2006                 188,968          802,431        30,346     1,873,669
                                     =======        =========        ======     =========


                                II-G Partnership
                                ----------------

                                     Discontinued Operations        Continuing Operations
                                    --------------------------     -----------------------
                                      Crude          Natural         Crude       Natural
                                       Oil             Gas            Oil          Gas
                                    (Barrels)         (Mcf)        (Barrels)      (Mcf)
                                    ---------      -----------     ---------   -----------
Proved reserves, Dec. 31, 2003       510,371        2,981,342       107,681     5,199,199
Production                          ( 48,446)      (  282,389)     (  6,219)   (  576,725)
Sale of minerals in place               -                -         (    134)         -
Extensions and discoveries            12,706           18,002           203         3,134
Revisions of previous estimates      113,322          151,462        26,977       466,541
                                     -------        ---------       -------     ---------

Proved reserves, Dec. 31, 2004       587,953        2,868,417       128,508     5,092,149
Production                          ( 46,998)      (  318,764)     (  6,850)   (  484,309)
Sale of minerals in place               -                -             -             -
Extensions and discoveries             5,945           12,613         3,680        40,319
Revisions of previous estimates       56,767          171,057      ( 21,274)      230,125
                                     -------        ---------       -------     ---------

Proved reserves, Dec. 31, 2005       603,667        2,733,323       104,064     4,878,284
Production                          ( 46,119)      (  319,326)     (  7,078)   (  478,646)
Sale of minerals in place           (167,048)      (  628,876)         -             -
Extensions and discoveries                 4           30,050         6,044        23,453
Revisions of previous estimates        4,838       (  136,440)     ( 37,735)   (  368,903)
                                     -------        ---------       -------     ---------

Proved reserves, Dec. 31, 2006       395,342        1,678,731        65,295     4,054,188
                                     =======        =========       =======     =========
PROVED DEVELOPED RESERVES:
   December 31, 2004                 587,953        2,868,417       128,508     5,092,149
                                     =======        =========       =======     =========
   December 31, 2005                 603,667        2,733,323       104,064     4,878,284
                                     =======        =========       =======     =========
   December 31, 2006                 395,342        1,678,731        65,295     4,054,188
                                     =======        =========       =======     =========



                                II-H Partnership
                                ----------------

                                    Discontinued Operations        Continuing Operations
                                    ------------------------       ----------------------
                                      Crude          Natural         Crude       Natural
                                       Oil             Gas            Oil          Gas
                                    (Barrels)         (Mcf)        (Barrels)      (Mcf)
                                    ---------       ---------      ---------   -----------
Proved reserves, Dec. 31, 2003       118,170         704,587        25,899      1,285,647
Production                          ( 11,215)       ( 66,490)      ( 1,473)    (  140,415)
Sale of minerals in place               -               -          (    35)          -
Extensions and discoveries             2,939           4,038            47            841
Revisions of previous estimates       26,365          37,716         6,226        102,922
                                     -------          -------       ------      ---------

Proved reserves, Dec. 31, 2004       136,259         679,851        30,664      1,248,995
Production                          ( 10,856)       ( 75,013)      ( 1,590)    (  118,414)
Sale of minerals in place               -               -             -              -
Extensions and discoveries             1,374           2,919           851          9,579
Revisions of previous estimates       13,145          36,388       ( 4,904)        56,476
                                     -------         -------        ------      ---------

Proved reserves, Dec. 31, 2005       139,922         644,145        25,021      1,196,636
Production                          ( 10,674)       ( 74,947)      ( 1,644)    (  116,535)
Sale of minerals in place           ( 38,848)       (155,066)         -              -
Extensions and discoveries                 1           6,950         1,404          6,094
Revisions of previous estimates        1,182        ( 31,241)      ( 8,767)    (   89,156)
                                     -------         -------        ------      ---------

Proved reserves, Dec. 31, 2006        91,583         389,841        16,014        997,039
                                     =======         =======        ======      =========
PROVED DEVELOPED RESERVES:
   December 31, 2004                 136,259         679,851        30,664      1,248,995
                                     =======         =======        ======      =========
   December 31, 2005                 139,922         644,145        25,021      1,196,636
                                     =======         =======        ======      =========
   December 31, 2006                  91,583         389,841        16,014        997,039
                                     =======         =======        ======      =========

5. QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized unaudited quarterly financial data for 2006 and 2005 is as follows:

                                II-A Partnership
                                ----------------

                                                  2006
                          ----------------------------------------------------
                             First        Second          Third      Fourth
                           Quarter(2)   Quarter(2)      Quarter(2)   Quarter
                          -----------   -----------    -----------  ----------

Total Revenues            $1,538,126    $1,450,986     $1,449,456   $1,371,263
Gross Profit(1)            1,047,229     1,021,938      1,239,655      845,564
Income from continuing
   operations                888,478       887,292      1,107,597      713,197
Income from discontinued
   operations                255,548       250,962        281,781      198,491
Net Income                 1,144,026     1,138,254      1,389,378      911,688
Limited Partners' Net
   Income per Unit              2.11          2.12           2.56         1.69

                                                  2005
                          ----------------------------------------------------
                             First       Second          Third        Fourth
                           Quarter(2)   Quarter(2)      Quarter(2)    Quarter(2)
                          -----------   -----------    -----------  -----------

Total Revenues            $1,406,622    $1,411,544     $1,627,558   $1,924,051
Gross Profit(1)            1,096,335     1,031,822      1,170,311    1,360,391
Income from continuing
   operations                940,575       897,347      1,036,467    1,223,183
Income from discontinued
   operations                237,703       216,339        283,137      262,739
Net Income                 1,178,278     1,113,686      1,319,604    1,485,922
Limited Partners' Net
   Income per Unit              2.18          2.06           2.42         2.75

------------------
(1) Total revenues less oil and gas production expenses, depreciation, depletion, and amortization expenses, and impairment provision.
(2) Quarterly and prior year amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations, as described in Note 6 to the combined financial statements of the Partnership.




                  [Remainder of Page Intentionally Left Blank]

                                II-B Partnership
                                ----------------

                                                    2006
                          ------------------------------------------------------
                             First         Second         Third        Fourth
                           Quarter(2)    Quarter(2)     Quarter(2)     Quarter
                          -----------    -----------   -----------   -----------

Total Revenues             $1,324,218    $1,157,157    $1,131,878    $1,037,956
Gross Profit(1)               937,154       850,693       748,292       605,479
Income from continuing
   operations                 812,536       749,650       649,386       506,265
Income from discontinued
   operations                 121,076       110,530       123,092        65,072
Net Income                    933,612       860,180       772,478       571,337
Limited Partners' Net
   Income per Unit               2.32          2.13          1.91          1.41


                                                    2005
                          ------------------------------------------------------
                             First         Second         Third        Fourth
                           Quarter(2)    Quarter(2)     Quarter(2)    Quarter(2)
                          -----------    -----------   -----------   -----------

Total Revenues            $1,160,203     $1,042,138    $1,334,125    $1,551,023
Gross Profit(1)              899,527        715,616       970,673     1,100,119
Income from continuing
   operations                777,636        614,632       870,368       996,294
Income from discontinued
   operations                111,730         89,284       152,397       101,574
Net Income                   889,366        703,916     1,022,765     1,097,868
Limited Partners' Net
   Income per Unit              2.21           1.73          2.51          2.71

------------------
(1) Total revenues less oil and gas production expenses, depreciation, depletion, and amortization expenses, and impairment provision.
(2) Quarterly and prior year amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations, as described in Note 6 to the combined financial statements of the Partnership.



                  [Remainder of Page Intentionally Left Blank]

                                II-C Partnership
                                ----------------

                                                    2006
                          ------------------------------------------------------
                             First         Second         Third        Fourth
                           Quarter(2)    Quarter(2)     Quarter(2)     Quarter
                          -----------    ----------    -----------   -----------

Total Revenues            $713,439       $625,141      $640,191      $538,939
Gross Profit(1)            515,291        470,580       430,069       334,427
Income from continuing
   operations              448,338        426,311       387,177       291,226
Income from discontinued
   operations               18,272         13,012        13,503        13,243
Net Income                 466,610        439,323       400,680       304,469
Limited Partners' Net
   Income per Unit            2.71           2.55          2.30          1.77

                                                    2005
                          ------------------------------------------------------
                             First         Second         Third        Fourth
                           Quarter(2)    Quarter(2)     Quarter(2)    Quarter(2)
                          -----------    -----------   -----------   -----------

Total Revenues            $643,722       $621,904      $716,574      $949,696
Gross Profit(1)            509,256        490,490       532,976       700,147
Income from continuing
   operations              444,584        446,092       489,336       652,728
Income from discontinued
   Operations               15,385         11,534        31,046        17,410
Net Income                 459,969        457,626       520,382       670,138
Limited Partners' Net
   Income per Unit            2.67           2.65          3.01          3.88

------------
(1) Total revenues less oil and gas production expenses, depreciation, depletion, and amortization expenses, and impairment provision.
(2) Quarterly and prior year amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations, as described in Note 6 to the combined financial statements of the Partnership.



                  [Remainder of Page Intentionally Left Blank]

                                II-D Partnership
                                ----------------

                                                    2006
                          ------------------------------------------------------
                             First        Second         Third         Fourth
                           Quarter(2)    Quarter(2)    Quarter(2)      Quarter
                          -----------    ----------    ----------    -----------

Total Revenues            $1,370,063     $1,098,009    $1,253,367    $1,015,279
Gross Profit(1)            1,040,785        818,891       745,536       681,504
Income from continuing
   operations                929,207        730,708       659,297       594,889
Income from discontinued
   operations                 83,444         68,632        49,134       131,176
Net Income                 1,012,651        799,340       708,431       726,065
Limited Partners' Net
   Income per Unit              2.89           2.27          1.96          2.08



                                                    2005
                          ------------------------------------------------------
                             First         Second        Third         Fourth
                           Quarter(2)    Quarter(2)    Quarter(2)    Quarter(2)
                          -----------    -----------   -----------   -----------

Total Revenues            $1,323,738     $1,204,130    $1,386,138    $2,074,420
Gross Profit(1)            1,011,005      1,016,930     1,042,848     1,613,436
Income from continuing
   operations                902,052        928,763       955,358     1,522,368
Income from discontinued
   Operations                 74,779         33,979        95,562        92,058
Net Income                   976,831        962,742     1,050,920     1,614,426
Limited Partners' Net
   Income per Unit              2.78           2.76          2.98          4.58

------------
(1) Total revenues less oil and gas production expenses, depreciation, depletion, and amortization expenses, and impairment provision.
(2) Quarterly and prior year amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations, as described in Note 6 to the combined financial statements of the Partnership.



                  [Remainder of Page Intentionally Left Blank]

                                II-E Partnership
                                ----------------

                                                    2006
                          ------------------------------------------------------
                             First         Second        Third         Fourth
                           Quarter(2)    Quarter(2)    Quarter(2)      Quarter
                          -----------    -----------   ----------    -----------

Total Revenues            $696,076       $577,014      $561,722      $  511,480
Gross Profit(1)            538,887        375,829       311,907         290,950
Income from continuing
   operations              451,272        311,219       248,946         223,157
Income from discontinued
   operations              194,553        256,618       278,430       2,422,710
Net Income                 645,825        567,837       527,376       2,645,867
Limited Partners' Net
   Income per Unit            2.53           2.22          2.05           10.40


                                                    2005
                          ------------------------------------------------------
                             First         Second        Third         Fourth
                           Quarter(2)    Quarter(2)    Quarter(2)     Quarter(2)
                          -----------    -----------   ----------    -----------

Total Revenues            $569,981       $459,680      $632,097      $1,147,397
Gross Profit(1)            438,772        348,038       467,562         927,666
Income from continuing
   operations              353,598        283,366       403,619         860,037
Income from discontinued
   operations              203,173        175,133       255,238         165,062
Net Income                 556,771        458,499       658,857       1,025,099
Limited Partners' Net
   Income per Unit            2.18           1.78          2.58            4.00

------------
(1) Total revenues less oil and gas production expenses, depreciation, depletion, and amortization expenses, and impairment provision.
(2) Quarterly and prior year amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations, as described in Note 6 to the combined financial statements of the Partnership.




                  [Remainder of Page Intentionally Left Blank]

                                II-F Partnership
                                ----------------

                                                    2006
                          ------------------------------------------------------
                             First         Second         Third        Fourth
                           Quarter(2)    Quarter(2)     Quarter(2)     Quarter
                          -----------    -----------   -----------   -----------

Total Revenues            $408,454       $398,507      $430,429      $  353,448
Gross Profit(1)            310,250        273,037       254,082         232,151
Income from continuing
   Operations               238,624       225,022       206,651         180,215
Income from discontinued
   operations               434,419       498,602       550,878       5,129,164
Net Income                  673,043       723,624       757,529       5,309,379
Limited Partners' Net
   Income per Unit             3.51          3.80          3.94           27.87


                                                    2005
                          ------------------------------------------------------
                             First         Second         Third        Fourth
                           Quarter(2)    Quarter(2)     Quarter(2)    Quarter(2)
                          -----------    -----------   -----------   -----------
Total Revenues            $438,158       $424,542       $421,223     $  497,004
Gross Profit(1)            352,760        334,915        312,825        387,274
Income from continuing
   operations              283,451        286,786        264,905        335,284
Income from discontinued
   operations              444,097        370,883        517,592        359,034
Net Income                 727,548        657,669        782,497        694,318
Limited Partners' Net
   Income per Unit            3.81           3.44           4.08           3.64

------------
(1) Total revenues less oil and gas production expenses, depreciation, depletion, and amortization expenses, and impairment provision.
(2) Quarterly and prior year amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations, as described in Note 6 to the combined financial statements of the Partnership.





                  [Remainder of Page Intentionally Left Blank]

                                II-G Partnership
                                ----------------

                                                    2006
                          ------------------------------------------------------
                             First         Second       Third         Fourth
                          Quarter(2)     Quarter(2)    Quarter(2)     Quarter
                          -----------    ----------    -----------   -----------

Total Revenues            $  880,264     $  862,028    $  925,759    $   758,593
Gross Profit(1)              667,316        590,815       546,756        495,469
Income from continuing
   operations                539,778        487,757       445,016        389,224
Income from discontinued
   operations                910,794     1,042,145      1,158,869     10,789,766
Net Income                 1,450,572     1,529,902      1,603,885     11,178,990
Limited Partners' Net
   Income per Unit              3.50          3.68           3.84          27.03


                                                    2005
                          ------------------------------------------------------
                             First        Second         Third         Fourth
                           Quarter(2)    Quarter(2)    Quarter(2)    Quarter(2)
                          -----------    -----------   -----------   -----------

Total Revenues            $  944,117     $  771,573    $1,047,576    $ 1,063,668
Gross Profit(1)              758,248        574,249       804,481        844,560
Income from continuing
   operations                633,460        471,259       701,620        737,883
Income from discontinued
   operations                931,948        785,579     1,087,924        753,192
Net Income                 1,565,408      1,256,838     1,789,544      1,491,075
Limited Partners' Net
   Income per Unit              3.77           3.02          4.32           3.59

------------
(1) Total revenues less oil and gas production expenses, depreciation, depletion, and amortization expenses, and impairment provision.
(2) Quarterly and prior year amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations, as described in Note 6 to the combined financial statements of the Partnership.



                  [Remainder of Page Intentionally Left Blank]

                                II-H Partnership
                                ----------------

                                                    2006
                          ------------------------------------------------------
                             First         Second        Third         Fourth
                          Quarter(2)     Quarter(2)    Quarter(2)     Quarter
                          -----------    -----------   -----------   -----------

Total Revenues            $213,859       $207,264      $224,682      $  185,507
Gross Profit(1)            161,596        141,715       139,829         121,500
Income from continuing
   operations              112,165        115,549       113,954          91,122
Income from discontinued
   operations              208,538        242,887       269,125       2,542,946
Net Income                 320,703        358,436       383,079       2,634,068
Limited Partners' Net
   Income per Unit            3.13           3.51          3.73           25.84


                                                    2005
                          ------------------------------------------------------
                             First         Second         Third         Fourth
                           Quarter(2)     Quarter(2)    Quarter(2)    Quarter(2)
                          -----------    -----------   -----------   -----------

Total Revenues            $230,620       $185,789      $253,837      $  259,225
Gross Profit(1)            184,458        140,213       194,299         202,954
Income from continuing
   operations              137,173        113,860       168,186         172,671
Income from discontinued
   Operations              217,669        179,873       252,468         176,206
Net Income                 354,842        293,733       420,654         348,877
Limited Partners' Net
   Income per Unit            3.47           2.87          4.10            3.41

------------
(1) Total revenues less oil and gas production expenses, depreciation, depletion, and amortization expenses, and impairment provision.
(2) Quarterly and prior year amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations, as described in Note 6 to the combined financial statements of the Partnership.




                  [Remainder of Page Intentionally Left Blank]

6.    DISCONTINUED OPERATIONS

      During August 2006, the General Partner approved a plan to sell an increased amount of the Partnerships' properties as a result of the generally favorable current environment for oil and gas properties. On October 11, 2006, the II-A, II-D, II-E, II-F, II-G, and II-H Partnerships sold their interests in a number of producing properties at a large public oil and gas auction which resulted in proceeds of approximately $43,000, $49,000, $1,961,000, $4,449,000,
$9,291,000, and $2,152,000 (net of fees), respectively, to these Partnerships. On December 13, 2006, the II-A, II-B, II-C, II-D, II-E, II-F, II-G, and II-H Partnerships sold their interest in additional producing properties at a large public oil and gas auction which resulted in proceeds of approximately $4,000, $7,000, $4,000, $8,000, $362,000, $507,000, $1,151,000, and $306,000 (net of
fees), respectively, to these Partnerships. The 2006 sales resulted in a gain on disposal of discontinued operations of approximately $57,000, $7,000, $3,000, $49,000, $2,260,000, $4,777,000, $10,057,000, and $2,368,000, respectively, for these Partnerships. Additional properties for all of the Partnerships will be sold at auctions in 2007. The properties sold in the 2006 auctions and those scheduled to be sold in the 2007 auctions represent "disposal of a component" under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assts" (FAS 144). Accordingly, current year results of these properties have been classified as discontinued, and prior periods have been restated. In conjunction with the planned sales, the Partnerships will retain all assets and liabilities through the effective date of the sale and purchasers will assume the asset retirement obligations associated with the sold interests.

      Net income from discontinued operations is as follows:

                                II-A Partnership
                                ----------------

                                         2006           2005           2004
                                     ------------   ------------   ------------

Oil and gas sales                     $1,346,746     $1,396,344     $1,091,637
Lease operating                      (   351,544)   (   287,806)   (   280,729)
Production tax                       (    42,987)   (    48,732)   (    40,694)
Depreciation, depletion, and
   amortization of oil and gas
   properties                        (    19,224)   (    59,888)   (    23,645)
Impairment provision                 (     3,189)          -              -
                                       ---------      ---------      ----------
Income from discontinued
   operations                         $  929,802     $  999,918     $  746,569
                                       =========      =========      =========



                                II-B Partnership
                                ----------------

                                         2006           2005           2004
                                     ------------   ------------   ------------

Oil and gas sales                     $  635,390     $  661,063     $  510,094
Lease operating                      (   200,391)   (   155,220)   (   153,830)
Production tax                       (    13,146)   (    19,729)   (    13,658)
Depreciation, depletion, and
   amortization of oil and gas
   properties                        (     8,940)   (    31,129)   (     5,397)
Impairment provision                 (       475)          -              -
                                       ---------      ---------      ---------
Income from discontinued
   operations                         $  412,438     $  454,985     $  337,209
                                       =========      =========      =========

                                II-C Partnership
                                ----------------

                                         2006           2005           2004
                                     ------------   ------------   ------------

Oil and gas sales                     $   83,481     $  108,948     $   75,102
Lease operating                      (    21,516)   (    19,142)   (    19,001)
Production tax                       (     6,589)   (     9,320)   (     5,873)
Depreciation, depletion, and
   amortization of oil and gas
   properties                        (       451)   (     5,111)   (     1,489)
                                       ---------      ---------      ---------
Income from discontinued
   operations                         $   54,925     $   75,375     $   48,739
                                       =========      =========      =========


                                II-D Partnership
                                ----------------

                                         2006           2005           2004
                                     ------------   ------------   ------------

Oil and gas sales                     $  485,639     $  501,170     $  379,159
Lease operating                      (   157,495)   (   125,587)   (   156,950)
Production tax                       (    41,726)   (    47,216)   (    32,461)
Depreciation, depletion, and
   amortization of oil and gas
   properties                        (     2,823)   (    31,989)   (    10,543)
                                       ---------      ---------      ---------
Income from discontinued
   operations                         $  283,595     $  296,378     $  179,205
                                       =========      =========      =========

                                II-E Partnership
                                ----------------

                                         2006           2005           2004
                                     ------------   ------------   ------------

Oil and gas sales                     $1,180,336     $1,160,131     $  829,044
Lease operating                      (   153,346)   (   179,220)   (   162,003)
Production tax                       (    86,141)   (    87,247)   (    50,137)
Depreciation, depletion, and
   amortization of oil and gas
   properties                        (    33,409)   (    95,058)   (   120,791)
Impairment provision                 (    15,171)          -              -
                                       ---------      ---------      ---------
Income from discontinued
   operations                         $  892,269     $  798,606     $  496,113
                                       =========      =========      =========


                                II-F Partnership
                                ----------------

                                         2006           2005           2004
                                     ------------   ------------   ------------

Oil and gas sales                     $2,213,805     $2,093,971     $1,449,995
Lease operating                      (   225,539)   (   225,188)   (   262,370)
Production tax                       (   128,146)   (   126,849)   (    82,380)
Depreciation, depletion, and
   amortization of oil and gas
   properties                        (    23,959)   (    50,328)   (    41,039)
Impairment provision                 (        50)          -              -
                                       ---------      ---------      ---------
Income from discontinued
   operations                         $1,836,111     $1,691,606     $1,064,206
                                       =========      =========      =========

                                II-G Partnership
                                ----------------

                                         2006           2005           2004
                                     ------------   ------------   ------------

Oil and gas sales                     $4,645,048     $4,420,252     $3,048,592
Lease operating                      (   474,538)   (   485,942)   (   563,018)
Production tax                       (   269,267)   (   266,890)   (   173,820)
Depreciation, depletion, and
   amortization of oil and gas
   properties                        (    56,274)   (   108,777)   (    77,183)
Impairment provision                 (       106)          -              -
                                       ---------      ---------      ---------
Income from discontinued
   operations                         $3,844,863     $3,558,643     $2,234,571
                                       =========      =========      =========


                                II-H Partnership
                                ----------------

                                         2006           2005           2004
                                     ------------   ------------   ------------

Oil and gas sales                     $1,083,001     $1,026,306     $  711,813
Lease operating                      (   111,082)   (   112,094)   (   132,760)
Production tax                       (    63,093)   (    62,360)   (    40,820)
Depreciation, depletion, and
   amortization of oil and gas
   properties                        (    13,560)   (    25,636)   (    17,347)
Impairment provision                 (        12)          -              -
                                      ----------      ---------      ---------
Income from discontinued
   operations                         $  895,254     $  826,216     $  520,886
                                       =========      =========      =========

Assets of the discontinued operations as of December 31, 2006 were as follows:

                                                          II-A
                                                      Partnership
                                                      ------------
      Accounts receivable - oil and gas sales          $  214,721
      Oil and gas properties                            3,145,225
      Accumulated depreciation, depletion,
        amortization and valuation allowance
        of oil and gas properties                     ( 2,703,049)
      Deferred charge                                       1,259
                                                        ---------
      Net assets held for sale                         $  658,156
                                                        =========



                                                          II-B
                                                      Partnership
                                                      ------------
      Accounts receivable - oil and gas sales          $   94,700
      Oil and gas properties                            1,845,626
      Accumulated depreciation, depletion,
        amortization and valuation allowance
        of oil and gas properties                     ( 1,727,855)
      Deferred charge                                         244
                                                        ---------
      Net assets held for sale                         $  212,715
                                                        =========



                                                          II-C
                                                      Partnership
                                                      ------------
      Accounts receivable - oil and gas sales          $   14,225
      Oil and gas properties                              400,262
      Accumulated depreciation, depletion,
        amortization and valuation allowance
        of oil and gas properties                     (   395,035)
      Deferred charge                                          80
                                                        ---------
      Net assets held for sale                         $   19,532
                                                        =========

                                                          II-D
                                                      Partnership
                                                      -------------
      Accounts receivable - oil and gas sales          $   92,380
      Oil and gas properties                              684,245
      Accumulated depreciation, depletion,
        amortization and valuation allowance
        of oil and gas properties                     (   641,059)
      Deferred charge                                       1,004
                                                        ---------
      Net assets held for sale                         $  136,570
                                                        =========



                                                          II-E
                                                      Partnership
                                                      ------------
      Accounts receivable - oil and gas sales          $  135,616
      Oil and gas properties                            1,223,175
      Accumulated depreciation, depletion,
        amortization and valuation allowance
        of oil and gas properties                     ( 1,101,197)
      Deferred charge                                       4,237
                                                        ---------
      Net assets held for sale                         $  261,831
                                                        =========



                                                          II-F
                                                      Partnership
                                                      ------------
      Accounts receivable - oil and gas sales          $  314,487
      Oil and gas properties                            2,804,558
      Accumulated depreciation, depletion,
        amortization and valuation allowance
        of oil and gas properties                     ( 2,513,333)
      Deferred charge                                       8,112
                                                        ---------
      Net assets held for sale                         $  613,824
                                                        =========

                                                          II-G
                                                      Partnership
                                                      ------------
      Accounts receivable - oil and gas sales          $  667,021
      Oil and gas properties                            5,862,808
      Accumulated depreciation, depletion,
        amortization and valuation allowance
        of oil and gas properties                     ( 5,252,058)
      Deferred charge                                       8,975
                                                        ---------
      Net assets held for sale                         $1,286,746
                                                        =========



                                                          II-H
                                                      Partnership
                                                      ------------
      Accounts receivable - oil and gas sales          $  152,282
      Oil and gas properties                            1,336,598
      Accumulated depreciation, depletion,
        amortization and valuation allowance
        of oil and gas properties                     ( 1,195,305)
      Deferred charge                                       3,942
                                                        ---------
      Net assets held for sale                         $  297,517
                                                        =========


Liabilities of the discontinued operations as of December 31, 2006 were as follows:

                                                           II-A
                                                       Partnership
                                                       -----------
      Accounts payable                                 $  108,430
      Accrued liability                                     3,419
      Gas imbalance payable                                 3,129
                                                        ---------
      Net liabilities - held for sale                  $  114,978
                                                        =========



                                                           II-B
                                                       Partnership
                                                       -----------
      Accounts payable                                 $   66,132
      Accrued liability                                     7,385
      Gas imbalance payable                                12,882
                                                        ---------
      Net liabilities - held for sale                  $   86,399
                                                        =========

                                                           II-C
                                                       Partnership
                                                       -----------
      Accounts payable                                 $    5,613
      Accrued liability                                     2,769
                                                        ---------
      Net liabilities - held for sale                  $    8,382
                                                        =========



                                                           II-D
                                                       Partnership
                                                       -----------
      Accounts payable                                 $   16,084
                                                        ---------
      Net liabilities - held for sale                  $   16,084
                                                        =========



                                                           II-E
                                                       Partnership
                                                       -----------
      Accounts payable                                 $   41,347
      Accrued liability                                     1,708
                                                        ---------
      Net liabilities - held for sale                  $   43,055
                                                        =========



                                                           II-F
                                                       Partnership
                                                       -----------
      Accounts payable                                 $   95,870
      Accrued liability                                     5,144
                                                        ---------
      Net liabilities - held for sale                  $  101,014
                                                        =========



                                                           II-G
                                                       Partnership
                                                       -----------
      Accounts payable                                 $  200,930
      Accrued liability                                    10,147
                                                        ---------
      Net liabilities - held for sale                  $  211,077
                                                        =========

                                                           II-H
                                                       Partnership
                                                       -----------
      Accounts payable                                 $   46,719
      Accrued liability                                     2,514
                                                        ---------
      Net liabilities - held for sale                  $   49,233
                                                        =========



7. SUBSEQUENT EVENT

      On February 5, 2007, the General Partner mailed a notice to the limited partners announcing that the Partnerships will terminate December 31, 2007.

      The following unaudited pro forma combined balance sheets as of December 31, 2006 give effect to a change from the going concern basis of accounting to the liquidation basis of accounting. The unaudited pro forma combined balance sheets are presented as if the change had occurred on December 31, 2006. The unaudited pro forma combined balance sheets are based on assumptions and include adjustments as explained in the notes to the unaudited pro forma combined balance sheets. While these balance sheets are prepared with the intent of showing fair value, they are also based on estimates regarding (i) future net cash flows until the properties are sold and (ii) sales prices which will be received for the properties through the liquidation process. Actual current and future prices and costs as well as the prices buyers are willing to pay at the time the properties are sold may differ materially from the estimates used in the preparation of the unaudited liquidation basis combined balance sheets.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                   Unaudited Pro Forma Combined Balance Sheet
                                December 31, 2006


                                                   Pro Forma
                                                  Adjustments
                                                 To Liquidation     Liquidation
                                                 Basis Accounting      Basis
                                  Historical        (Note B)         Pro Forma
                                 -----------    ----------------    -----------

CURRENT ASSETS:
   Cash and cash equivalents      $1,537,147     ($ 1,537,147)      $      -
   Accounts receivable:
      Oil and gas sales              962,804     (    962,804)             -
   Assets held for sale              658,156     (    658,156)             -
                                   ---------       ----------        ----------
        Total current assets      $3,158,107     ($ 3,158,107)      $      -

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                 $1,928,699     ($ 1,928,699)      $      -
DEFERRED CHARGE                      548,671     (    548,671)             -
NET ASSETS OF PARTNERSHIP
IN LIQUIDATION, at fair value           -          25,875,830        25,875,830
                                   ---------       ----------        ----------
                                  $5,635,477      $20,240,353       $25,875,830
                                   =========       ==========        ==========

                                                   Pro Forma
                                                  Adjustments
                                                 To Liquidation     Liquidation
                                                 Basis Accounting      Basis
                                  Historical        (Note B)         Pro Forma
                                 -----------    ----------------    -----------

CURRENT LIABILITIES:
   Accounts payable               $  376,866     ( $  376,866)      $      -
   Gas imbalance payable              95,852     (     95,852)             -
   Asset retirement obligation -
      current                         14,586     (     14,586)             -
   Asset retirement obligation -
      held for sale                  222,378     (    222,378)             -
   Liabilities - held for sale       114,978     (    114,978)             -
                                   ---------      -----------        ----------
      Total current
        liabilities               $  824,660     ($   824,660)      $      -

LONG-TERM LIABILITIES:
   Accrued liability              $  149,173     ($   149,173)      $      -
   Asset retirement obligation       655,276     (    655,276)             -
                                   ---------       ----------        ----------
      Total long-term
        liabilities               $  804,449     ($   804,449)      $      -

PARTNER'S CAPITAL (DEFICIT):
   General Partner               ($  205,056)     $ 2,465,341       $ 2,260,285
   Limited Partners, issued
     and outstanding
     484,283 units                 4,211,424       19,404,121        23,615,545
                                   ---------       ----------        ----------
      Total partners'
        capital                   $4,006,368      $21,869,462       $25,875,830
                                   ---------       ----------        ----------
                                  $5,635,477      $20,240,353       $25,875,830
                                   =========       ==========        ==========

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                   Unaudited Pro Forma Combined Balance Sheet
                                December 31, 2006


                                                   Pro Forma
                                                  Adjustments
                                                 To Liquidation     Liquidation
                                                 Basis Accounting      Basis
                                  Historical        (Note B)         Pro Forma
                                 -----------    ----------------    -----------

CURRENT ASSETS:
   Cash and cash equivalents      $1,068,383     ($ 1,068,383)      $      -
   Accounts receivable:
      Oil and gas sales              782,744     (    782,744)             -
   Assets held for sale              212,715     (    212,715)             -
                                   ---------       ----------        ----------
        Total current assets      $2,063,842     ($ 2,063,842)      $      -

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                 $1,340,904     ($ 1,340,904)      $      -
DEFERRED CHARGE                      250,829     (    250,829)             -
NET ASSETS OF PARTNERSHIP
IN LIQUIDATION, at fair value           -          19,305,062        19,305,062
                                   ---------       ----------        ----------
                                  $3,655,575      $15,649,487       $19,305,062
                                   =========       ==========        ==========

                                                   Pro Forma
                                                  Adjustments
                                                 To Liquidation     Liquidation
                                                Basis Accounting       Basis
                                  Historical        (Note B)         Pro Forma
                                 -----------    ----------------    -----------
CURRENT LIABILITIES:
   Accounts payable               $  310,958     ($   310,958)      $      -
   Gas imbalance payable              25,724     (     25,724)             -
   Asset retirement obligation -
      current                         15,504     (     15,504)             -
   Asset retirement obligation -
      held for sale                  147,559     (    147,559)             -
   Liabilities - held for sale        86,399     (     86,399)             -
                                   ---------      -----------        ----------
      Total current
        liabilities               $  586,144     ($   586,144)      $      -

LONG-TERM LIABILITIES:
   Accrued liability              $   83,970     ($    83,970)      $      -
   Asset retirement obligation       238,460     (    238,460)             -
                                   ---------       ----------        ----------
      Total long-term
        liabilities               $  322,430     ($   322,430)      $      -

PARTNER'S CAPITAL (DEFICIT):
   General Partner               ($  241,863)     $ 1,944,849       $ 1,702,986
   Limited Partners, issued
     and outstanding
     361,719 units                 2,988,864       14,613,212        17,602,076
                                   ---------       ----------        ----------
      Total partners'
        capital                   $2,747,001      $16,558,061       $19,305,062
                                   ---------       ----------        ----------
                                  $3,655,575      $15,649,487       $19,305,062
                                   =========       ==========        ==========

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                   Unaudited Pro Forma Combined Balance Sheet
                                December 31, 2006


                                                   Pro Forma
                                                  Adjustments
                                                 To Liquidation     Liquidation
                                                 Basis Accounting      Basis
                                  Historical        (Note B)         Pro Forma
                                 -----------    ----------------    -----------

CURRENT ASSETS:
   Cash and cash equivalents      $  506,167     ($   506,167)      $      -
   Accounts receivable:
      Oil and gas sales              424,972     (    424,972)             -
   Assets held for sale               19,532     (     19,532)             -
                                   ---------       ----------        ----------
        Total current assets      $  950,671     ($   950,671)      $      -

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                 $  669,082     ($   669,082)      $      -
DEFERRED CHARGE                      140,129     (    140,129)             -
NET ASSETS OF PARTNERSHIP
IN LIQUIDATION, at fair value           -          11,725,158        11,725,158
                                   ---------       ----------        ----------
                                  $1,759,882      $ 9,965,276       $11,725,158
                                   =========       ==========        ==========

                                                   Pro Forma
                                                  Adjustments
                                                 To Liquidation     Liquidation
                                                Basis Accounting      Basis
                                  Historical        (Note B)         Pro Forma
                                 -----------    ----------------    -----------


CURRENT LIABILITIES:
   Accounts payable               $  145,261     ($   145,261)      $      -
   Gas imbalance payable              14,075     (     14,075)             -
   Asset retirement obligation -
      current                         15,441     (     15,441)             -
   Asset retirement obligation -
      held for sale                    4,024     (      4,024)             -
   Liabilities - held for sale         8,382     (      8,382)             -
                                   ---------      -----------        ----------
      Total current
        liabilities               $  187,183     ($   187,183)      $      -

LONG-TERM LIABILITIES:
   Accrued liability              $   43,318     ($    43,318)      $      -
   Asset retirement obligation       124,728     (    124,728)             -
                                   ---------       ----------        ----------
      Total long-term
        liabilities               $  168,046     ($   168,046)      $      -

PARTNER'S CAPITAL (DEFICIT):
   General Partner               ($   94,429)     $ 1,156,112       $ 1,061,683
   Limited Partners, issued
     and outstanding
     154,621 units                 1,499,082        9,164,393        10,663,475
                                   ---------       ----------        ----------
      Total partners'
        capital                   $1,404,653      $10,320,505       $11,725,158
                                   ---------       ----------        ----------
                                  $1,759,882      $ 9,965,276       $11,725,158
                                   =========       ==========        ==========

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                   Unaudited Pro Forma Combined Balance Sheet
                                December 31, 2006


                                                   Pro Forma
                                                  Adjustments
                                                 To Liquidation     Liquidation
                                                Basis Accounting       Basis
                                  Historical        (Note B)         Pro Forma
                                 -----------    ----------------    -----------

CURRENT ASSETS:
   Cash and cash equivalents      $1,059,020     ($ 1,059,020)      $      -
   Accounts receivable:
      Oil and gas sales              940,580     (    940,580)             -
   Assets held for sale              136,570     (    136,570)             -
                                   ---------       ----------        ----------
        Total current assets      $2,136,170     ($ 2,136,170)      $      -

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                 $1,307,978     ($ 1,307,978)      $      -
DEFERRED CHARGE                      352,148     (    352,148)             -
NET ASSETS OF PARTNERSHIP
IN LIQUIDATION, at fair value           -          24,984,468        24,984,468
                                   ---------       ----------        ----------
                                  $3,796,296      $21,188,172       $24,984,468
                                   =========       ==========        ==========

                                                   Pro Forma
                                                  Adjustments
                                                 To Liquidation     Liquidation
                                                Basis Accounting       Basis
                                  Historical        (Note B)         Pro Forma
                                 -----------    ----------------    -----------

CURRENT LIABILITIES:
   Accounts payable               $  182,835     ($   182,835)      $      -
   Gas imbalance payable              20,235     (     20,235)             -
   Asset retirement obligation -
      current                         69,738     (     69,738)             -
   Asset retirement obligation -
      held for sale                   37,822     (     37,822)             -
   Liabilities - held for sale        16,084     (     16,084)             -
                                   ---------      -----------        ----------
      Total current
        liabilities               $  326,714     ($   326,714)      $      -

LONG-TERM LIABILITIES:
   Accrued liability              $  121,205     ($   121,205)      $      -
   Asset retirement obligation       353,690     (    353,690)             -
                                   ---------       ----------        ----------
      Total long-term
        liabilities               $  474,895     ($   474,895)      $      -

PARTNER'S CAPITAL (DEFICIT):
   General Partner               ($  148,835)     $ 2,423,662       $ 2,274,827
   Limited Partners, issued
     and outstanding
     314,878 units                 3,143,522       19,566,119        22,709,641
                                   ---------       ----------        ----------
      Total partners'
        capital                   $2,994,687      $21,989,781       $24,984,468
                                   ---------       ----------        ----------
                                  $3,796,296      $21,188,172       $24,984,468
                                   =========       ==========        ==========

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                   Unaudited Pro Forma Combined Balance Sheet
                                December 31, 2006


                                                   Pro Forma
                                                  Adjustments
                                                 To Liquidation     Liquidation
                                                Basis Accounting       Basis
                                  Historical        (Note B)         Pro Forma
                                 -----------    ----------------    -----------

CURRENT ASSETS:
   Cash and cash equivalents      $  883,202     ($   883,202)      $      -
   Accounts receivable:
      Oil and gas sales              349,933     (    349,933)             -
   Assets held for sale              261,831     (    261,831)             -
                                   ---------       ----------        ----------
        Total current assets      $1,494,966     ($ 1,494,966)      $      -

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                 $  877,543     ($   877,543)      $      -
DEFERRED CHARGE                      203,568     (    203,568)             -
NET ASSETS OF PARTNERSHIP
IN LIQUIDATION, at fair value           -          13,203,526        13,203,526
                                   ---------       ----------        ----------
                                  $2,576,077      $10,627,449       $13,203,526
                                   =========       ==========        ==========

                                                   Pro Forma
                                                  Adjustments
                                                 To Liquidation     Liquidation
                                                Basis Accounting       Basis
                                  Historical        (Note B)         Pro Forma
                                 -----------    ----------------    -----------

CURRENT LIABILITIES:
   Accounts payable                  138,447     (    138,447)      $      -
   Accounts payable - related
      party                              647     (        647)             -
   Gas imbalance payable              43,424     (     43,424)             -
   Asset retirement obligation -
      current                         26,503     (     26,503)             -
   Asset retirement obligation -
      held for sale                   31,833     (     31,833)             -
   Liabilities - held for sale        43,055     (     43,055)             -
                                   ---------      -----------        ----------
      Total current
        liabilities               $  283,909     ($   283,909)      $      -

LONG-TERM LIABILITIES:
   Accrued liability              $   69,257     ($    69,257)      $      -
   Asset retirement obligation       112,948     (    112,948)             -
                                   ---------       ----------        ----------
      Total long-term
        liabilities               $  182,205     ($   182,205)      $      -

PARTNER'S CAPITAL (DEFICIT):
   General Partner               ($   95,977)     $ 1,249,031       $ 1,153,054
   Limited Partners, issued
     and outstanding
     228,821 units                 2,205,940        9,844,532        12,050,472
                                   ---------       ----------        ----------
      Total partners'
        capital                   $2,109,963      $11,093,563       $13,203,526
                                   ---------       ----------        ----------
                                  $2,576,077      $10,627,449       $13,203,526
                                   =========       ==========        ==========

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                   Unaudited Pro Forma Combined Balance Sheet
                                December 31, 2006


                                                   Pro Forma
                                                  Adjustments
                                                 To Liquidation     Liquidation
                                                 Basis Accounting      Basis
                                  Historical        (Note B)         Pro Forma
                                 -----------    ----------------    -----------

CURRENT ASSETS:
   Cash and cash equivalents      $  824,445     ($   824,445)      $      -
   Accounts receivable:
      Oil and gas sales              252,355     (    252,355)             -
   Assets held for sale              613,824     (    613,824)             -
                                   ---------       ----------        ----------
        Total current assets      $1,690,624     ($ 1,690,624)      $      -

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                 $  631,804     ($   631,804)      $      -
DEFERRED CHARGE                       21,383     (     21,383)             -
NET ASSETS OF PARTNERSHIP
IN LIQUIDATION, at fair value           -          12,062,139        12,062,139
                                   ---------       ----------        ----------
                                  $2,343,811      $ 9,718,328       $12,062,139
                                   =========       ==========        ==========

                                                   Pro Forma
                                                  Adjustments
                                                 To Liquidation     Liquidation
                                                 Basis Accounting      Basis
                                  Historical        (Note B)         Pro Forma
                                 -----------    ----------------    -----------

CURRENT LIABILITIES:
   Accounts payable               $   39,146     ($    39,146)      $      -
   Accounts payable - related
      party                            1,567     (      1,567)             -
   Gas imbalance payable               4,632     (      4,632)             -
   Asset retirement obligation -
      current                          5,398     (      5,398)             -
   Asset retirement obligation -
      held for sale                   75,038     (     75,038)             -
   Liabilities - held for sale       101,014     (    101,014)             -
                                   ---------      -----------        ----------
      Total current
        liabilities               $  226,795     ($   226,795)      $      -

LONG-TERM LIABILITIES:
   Accrued liability              $   23,586     ($    23,586)      $      -
   Asset retirement obligation       118,752     (    118,752)             -
                                   ---------       ----------        ----------
      Total long-term
        liabilities               $  142,338     ($   142,338)      $      -

PARTNER'S CAPITAL (DEFICIT):
   General Partner               ($   31,426)     $ 1,098,333       $ 1,066,907
   Limited Partners, issued
     and outstanding
     171,400 units                 2,006,104        8,989,128        10,995,232
                                   ---------       ----------        ----------
      Total partners'
        capital                   $1,974,678      $10,087,461       $12,062,139
                                   ---------       ----------        ----------
                                  $2,343,811      $ 9,718,328       $12,062,139
                                   =========       ==========        ==========

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                   Unaudited Pro Forma Combined Balance Sheet
                                December 31, 2006


                                                   Pro Forma
                                                  Adjustments
                                                 To Liquidation     Liquidation
                                                 Basis Accounting      Basis
                                  Historical        (Note B)         Pro Forma
                                 -----------    ----------------    -----------

CURRENT ASSETS:
   Cash and cash equivalents      $1,846,124     ($ 1,846,124)      $      -
   Accounts receivable:
      Oil and gas sales              546,685     (    546,685)             -
   Assets held for sale            1,286,746     (  1,286,746)             -
                                   ---------       ----------        ----------
        Total current assets      $3,679,555     ($ 3,679,555)      $      -

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                 $1,360,872     ($ 1,360,872)      $      -
DEFERRED CHARGE                       53,796     (     53,796)             -
NET ASSETS OF PARTNERSHIP
IN LIQUIDATION, at fair value           -          25,749,980        25,749,980
                                   ---------       ----------        ----------
                                  $5,094,223      $20,655,757       $25,749,980
                                   =========       ==========        ==========

                                                   Pro Forma
                                                  Adjustments
                                                 To Liquidation     Liquidation
                                                 Basis Accounting      Basis
                                  Historical        (Note B)         Pro Forma
                                 -----------    ----------------    -----------

CURRENT LIABILITIES:
   Accounts payable               $   79,030     ($    79,030)      $      -
   Accounts payable - related
      party                            3,288     (      3,288)             -
   Gas imbalance payable              16,422     (     16,422)             -
   Asset retirement obligation -
      current                         11,451     (     11,451)             -
   Asset retirement obligation -
      held for sale                  157,170     (    157,170)             -
   Liabilities - held for sale       211,077     (    211,077)             -
                                   ---------      -----------        ----------
      Total current
        liabilities               $  478,438     ($   478,438)      $      -

LONG-TERM LIABILITIES:
   Accrued liability              $   43,043     ($    43,043)      $      -
   Asset retirement obligation       256,307     (    256,307)             -
                                   ---------       ----------        ----------
      Total long-term
        liabilities               $  299,350     ($   299,350)      $      -

PARTNER'S CAPITAL (DEFICIT):
   General Partner                $   47,955      $ 2,219,953       $ 2,267,908
   Limited Partners, issued
     and outstanding
     372,189 units                 4,268,480       19,213,592        23,482,072
                                   ---------       ----------        ----------
      Total partners'
        capital                   $4,316,435      $21,433,545       $25,749,980
                                  ----------       ----------        ----------
                                  $5,094,223      $20,655,757       $25,749,980
                                   =========       ==========        ==========

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                   Unaudited Pro Forma Combined Balance Sheet
                                December 31, 2006


                                                   Pro Forma
                                                  Adjustments
                                                 To Liquidation     Liquidation
                                                Basis Accounting       Basis
                                  Historical        (Note B)         Pro Forma
                                 -----------    ----------------    -----------

CURRENT ASSETS:
   Cash and cash equivalents      $  474,706     ($   474,706)      $      -
   Accounts receivable:
      Oil and gas sales              129,051     (    129,051)             -
   Assets held for sale              297,517     (    297,517)             -
                                   ---------       ----------        ----------
        Total current assets      $  901,274     ($   901,274)      $      -

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                 $  331,348     ($   331,348)      $      -
DEFERRED CHARGE                       12,322     (     12,322)             -
NET ASSETS OF PARTNERSHIP
IN LIQUIDATION, at fair value           -           6,165,728         6,165,728
                                   ---------       ----------        ----------
                                  $1,244,944      $ 4,920,784       $ 6,165,728
                                   =========       ==========        ==========

                                                   Pro Forma
                                                  Adjustments
                                                 To Liquidation     Liquidation
                                                 Basis Accounting Basis
                                  Historical        (Note B)         Pro Forma
                                 -----------    ----------------    -----------

CURRENT LIABILITIES:
   Accounts payable               $   22,499     ($    22,499)      $      -
   Accounts payable - related
      party                              761     (        761)             -
   Asset retirement obligation -
      current                          2,726     (      2,726)             -
   Asset retirement obligation -
      held for sale                   36,318     (     36,318)             -
   Liabilities - held for sale        49,233     (     49,233)             -
                                   ---------      -----------        ----------
      Total current
        liabilities               $  111,537     ($   111,537)      $      -

LONG-TERM LIABILITIES:
   Accrued liability              $   14,864     ($    14,864)      $      -
   Asset retirement obligation        63,227     (     63,227)             -
                                   ---------       ----------        ----------
      Total long-term
        liabilities               $   78,091     ($    78,091)      $      -

PARTNER'S CAPITAL (DEFICIT):
   General Partner               ($   16,786)     $   556,066       $  539,280
   Limited Partners, issued
     and outstanding
     91,711 units                  1,072,102        4,554,346        5,626,448
                                   ---------       ----------        ---------
      Total partners'
        capital                   $1,055,316      $ 5,110,412       $6,165,728
                                   ---------       ----------        ---------
                                  $1,244,944      $ 4,920,784       $6,165,728
                                   =========       ==========        =========

      NOTE A - Basis of presentation

      The unaudited pro forma combined balance sheet as of December 31, 2006 is presented as if the change in the basis of accounting from the going concern basis to the liquidation basis occurred on December 31, 2006. The liquidation basis of accounting reports the net assets of the partnerships at their net realizable value.


      NOTE B - Pro forma adjustments

      Adjustments have been made to reduce all balance sheet categories into one line, net assets of partnership in liquidation, which is an estimate of the net fair value of all partnership assets and liabilities. Cash, accounts receivable, and accounts payable have all been valued at their historical cost, which approximates fair value. Oil and gas properties have been valued at their estimated net sales price, which have been estimated utilizing discounted cash flows based on strip pricing as of February 5, 2007 at a discount rate of 10% for proved developed producing reserves, 18% for proved developed non-producing reserves and 20% for proved undeveloped reserves. An adjustment has been made to the discounted cash flows for the effects of gas balancing and asset retirement obligations. A provision has also been made to account for expenses that will be incurred directly related to the sale of the oil and gas properties. The allocation of the net assets of partnership in liquidation to the General Partner and limited partners was calculated using the current allocation of income and expense, which may change.

                          INDEX TO EXHIBITS
                          -----------------

Exh.
No.    Exhibit
----   -------

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

 4.6 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 18, 2003 for the Geodyne Energy Income Limited Partnership II-A filed as Exhibit 4.6 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 4.7 Sixth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated October 27, 2005 for Geodyne Energy Income
        Limited Partnership II-A filed as Exhibit 4.7 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

 4.8 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-A, filed as
        Exhibit 4.6 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.9 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-A, filed as Exhibit 4.7 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.10 Third Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-A, filed as Exhibit 4.8 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.11 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-A, filed as Exhibit 4.10 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 4.12 Fifth Amendment to Amended and Restated Certificate of Limited Partnership dated October 27, 2005 for Geodyne Energy Income Limited Partnership II-A filed as Exhibit 4.12 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

 4.13 Agreement and Certificate of Limited Partnership dated October 14, 1987 for the Geodyne Energy Income Limited Partnership II-B, filed as Exhibit
        4.9 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.14 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-B, filed as Exhibit 4.10 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.15 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-B, filed as Exhibit 4.11 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.16 Third Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-B, filed as Exhibit 4.12 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.17   Fourth  Amendment to Agreement and  Certificate  of Limited  Partnership
        dated November 14, 2001 for the Geodyne Energy Income Limited Partnership II-B, filed as Exhibit 4.13 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.18 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-B filed as Exhibit 4.16 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 4.19 Sixth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated October 27, 2005 for Geodyne Energy Income Limited Partnership II-B filed as Exhibit 4.19 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

 4.20 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-B, filed as
        Exhibit 4.14 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.21 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-B, filed as Exhibit 4.15 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.22    Third   Amendment  to  Amended  and  Restated   Certificate  of  Limited
        Partnership dated November 14, 2001, for the

        Geodyne Energy Income Limited Partnership II-B, filed as Exhibit 4.16 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.23 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-B filed as Exhibit 4.20 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 4.24 Fifth Amendment to Amended and Restated Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-B dated October 27, 2005 filed as Exhibit 4.24 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

 4.25 Agreement and Certificate of Limited Partnership dated January 13, 1988 for the Geodyne Energy Income Limited Partnership II-C, filed as Exhibit
        4.17 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

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

 4.30 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 18, 2003 for the Geodyne Energy Income Limited Partnership II-C filed as Exhibit 4.26 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 4.31 Sixth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated October 27, 2005 for Geodyne Energy Income Limited Partnership II-C filed as Exhibit 4.31 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

 4.32 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-C, filed as
        Exhibit 4.22 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.33 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-C, filed as Exhibit 4.23 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.34 Third Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-C, filed as Exhibit 4.24 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.35 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-C filed as Exhibit 4.30 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 4.36 Fifth Amendment to Amended and Restated Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-C dated October 27, 2005, filed as Exhibit 4.36 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

 4.37 Agreement and Certificate of Limited Partnership dated May 10, 1988 for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit
        4.25 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the

        SEC on February 26, 2002 and is hereby incorporated by reference.

 4.38 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit 4.26 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.39 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit 4.27 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.40 Third Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit 4.28 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.41   Fourth  Amendment to Agreement and  Certificate  of Limited  Partnership
        dated November 14, 2001 for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit 4.29 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.42 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-D filed as Exhibit 4.36 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 4.43 Sixth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated October 27, 2005 for Geodyne Energy Income Limited Partnership II-D filed as Exhibit 4.43 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

 4.44 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-D, filed as
        Exhibit 4.30 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.45 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit 4.31 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.46 Third Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit 4.32 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.47 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-D filed as Exhibit 4.40 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 4.48 Fifth Amendment to Amended and Restated Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-D dated October 27, 2005 filed as Exhibit 4.48 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

 4.49 Agreement and Certificate of Limited Partnership dated September 27, 1988 for the Geodyne Energy Income Limited Partnership II-E, filed as
        Exhibit 4.33 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.50 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.34 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.51 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.35 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.52 Third Amendment to Agreement and Certificate of Limited Partnership dated August 31, 1995 for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.36 to Annual Report on Form 10-K405 for period ended December

        31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.53 Fourth Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.37 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.54 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.38 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.55 Sixth Amendment to Agreement and Certificate of Limited Partnership dated November 18, 2003 for the Geodyne Energy Income Limited Partnership II-E filed as Exhibit 4.47 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 4.56 Seventh Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-E dated October 27, 2005 filed as Exhibit 4.56 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

 4.57 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-E, filed as
        Exhibit 4.39 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.58 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.40 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.59 Third Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.41 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.60   Fourth  Amendment  to  Amended  and  Restated   Certificate  of  Limited
        Partnership dated November 18, 2003, for the

        Geodyne Energy Income Limited Partnership II-E filed as Exhibit 4.51 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 4.61 Fifth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated October 27, 2005 for Geodyne Energy Income Limited Partnership II-E filed as Exhibit 4.61 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

 4.62 Agreement and Certificate of Limited Partnership dated January 5, 1989 for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit
        4.42 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.63 Certificate of Limited Partnership dated January 5, 1989, for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.42a to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.64 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.43 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.65 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.44 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.66 Third Amendment to Agreement and Certificate of Limited Partnership dated August 31, 1995 for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.45 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.67 Fourth Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.46 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.68 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.48 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.69 Sixth Amendment to Agreement and Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-F filed as Exhibit 4.59 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 4.70 Seventh Amendment to Agreement and Certificate of Limited Partnership dated October 27, 2005 for the Geodyne Energy Income Limited Partnership II-F filed as Exhibit 4.70 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

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

 4.73 Fourth Amendment to Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-F filed as Exhibit 4.62 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 4.74 Fifth Amendment to Certificate of Limited Partnership dated October 27, 2005 for the Geodyne Energy Income Limited Partnership II-F filed as
        Exhibit 4.74 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

 4.75 Agreement and Certificate of Limited Partnership dated April 10, 1989 for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit
        4.50 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.76 Certificate of Limited Partnership dated April 10, 1989, for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.51 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.77 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.52 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.78 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.53 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.79 Third Amendment to Agreement and Certificate of Limited Partnership dated August 31, 1995 for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.54 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.80 Fourth Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.55 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.81 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.56 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.82 Sixth Amendment to Agreement and Certificate of Limited Partnership dated November 18, 2003 for the Geodyne Energy Income Limited Partnership II-G filed as Exhibit 4.70 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference..

 4.83 Seventh Amendment to Agreement and Certificate of Limited Partnership dated October 27, 2005 for the Geodyne Energy

        Income Limited Partnership II-G filed as Exhibit 4.83 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

 4.84 Second Amendment to Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-G, filed as
        Exhibit 4.57 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.85 Third Amendment to Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-G, filed as
        Exhibit 4.58 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.86 Fourth Amendment to Certificate of Limited Partnership dated November 14, 2003, for the Geodyne Energy Income Limited Partnership II-G filed as Exhibit 4.73 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 4.87 Fifth Amendment to Certificate of Limited Partnership dated October 27, 2005, for the Geodyne Energy Income Limited Partnership II-G filed as
        Exhibit 4.87 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

 4.88 Agreement and Certificate of Limited Partnership dated May 17, 1989 for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit
        4.59 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.89 Certificate of Limited Partnership dated May 17, 1989, for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.60 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.90 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 25, 1993 for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.61 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.91 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.62 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.92 Third Amendment to Agreement and Certificate of Limited Partnership dated August 31, 1995 for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.63 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.93 Fourth Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.64 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.94 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.65 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.95 Sixth Amendment to Agreement and Certificate of Limited Partnership dated November 18, 2003 for the Geodyne Energy Income Limited Partnership II-H filed as Exhibit 4.81 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 4.96 Seventh Amendment to Agreement and Certificate of Limited Partnership dated October 27, 2005, for the Geodyne Energy Income Limited Partnership II-H filed as Exhibit 4.96 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

 4.97 Second Amendment to Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-H, filed as
        Exhibit 4.66 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.98 Third Amendment to Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-H, filed as
        Exhibit 4.67 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.99 Fourth Amendment to Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-H filed as Exhibit 4.84 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

4.100 Fifth Amendment to Certificate of Limited Partnership dated October 27, 2005, for the Geodyne Energy Income Limited Partnership II-H, filed as
        Exhibit 4.100 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

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

 10.5 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-A filed as Exhibit 10.5 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 10.6 Fifth Amendment to Amended and Restated Agreement of Partnership dated October 27, 2005, for the Geodyne Production Partnership II-A, filed as
        Exhibit 10.6 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

 10.7 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-B, filed as Exhibit 10.5 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.8 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-B, filed as Exhibit 10.6 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.9 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-B, filed as Exhibit 10.7 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.10 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-B, filed as Exhibit 10.8 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.11 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-B filed as Exhibit 10.10 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 10.12 Fifth Amendment to Amended and Restated Agreement of Partnership dated October 27, 2005, for the Geodyne Production Partnership II-B, filed as
        Exhibit 10.12 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference..

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

 10.17 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-C filed as Exhibit 10.15 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 10.18 Fifth Amendment to Amended and Restated Agreement of Partnership dated October 27, 2005, for the Geodyne Production Partnership II-C, filed as
        Exhibit 10.18 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

 10.19 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-D, filed as Exhibit 10.13 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.20 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-D, filed as Exhibit 10.14 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.21 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-D, filed as Exhibit 10.15 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.22 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-D, filed as Exhibit 10.16 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.23 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-D filed as Exhibit 10.20 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 10.24 Fifth Amendment to Amended and Restated Agreement of Partnership dated October 27, 2005, for the Geodyne Production Partnership II-D, filed as
        Exhibit  10.24 to Annual  Report on Form 10-K for period ended  December
        31,

        2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

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

 10.29 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-E filed as Exhibit 10.25 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 10.30 Fifth Amendment to Amended and Restated Agreement of Partnership dated October 27, 2005, for the Geodyne Production Partnership II-E, filed as
        Exhibit 10.30 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

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

 10.35 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-F filed as Exhibit 10.30 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 10.36 Fifth Amendment to Amended and Restated Agreement of Partnership dated October 27, 2005, for the Geodyne Production Partnership II-F, filed as
        Exhibit 10.36 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

 10.37 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-G, filed as Exhibit 10.25 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.38 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-G, filed as Exhibit 10.26 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.39 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-G, filed as Exhibit 10.27 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.40 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-G, filed as Exhibit 10.28 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.41 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-G filed as Exhibit 10.35 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 10.42 Fifth Amendment to Amended and Restated Agreement of Partnership dated October 27, 2005, for the Geodyne Production Partnership II-G, filed as
        Exhibit 10.42 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

 10.43 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-H, filed as Exhibit 10.29 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.44 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-H, filed as Exhibit 10.30 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.45 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-H, filed as Exhibit 10.31 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.46 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-H, filed as Exhibit 10.32 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.47 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-H filed as Exhibit 10.40 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 10.48 Fifth Amendment to Amended and Restated Agreement of Partnership dated October 27, 2005, for the Geodyne Production Partnership II-H, filed as
        Exhibit 10.48 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

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